Form 10QSB
period 1995-11-30
WAVETECH INC
filed 1996-02-02
CIK 799694

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

                         Commission File Number: 0-15482

                                 WAVETECH, INC.
        (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                                         22-2726569
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                       5210 E. WILLIAMS CIRCLE, SUITE 200
                              TUCSON, ARIZONA 85711
                    (Address of principal executive offices)

                                 (520) 750-9093
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 10, 1996.

             Class                                No. of Shares Outstanding

Common Stock, Par Value $.001                            10,500,582


Transitional Small Business Disclosure Format (Check One):  [ ] Yes   [X] No

                                     INDEX

                         WAVETECH INC. AND SUBSIDIARIES

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Condensed Consolidated Balance Sheets - November 30, 1995
             and August 31, 1995 .......................................        3

             Condensed Consolidated Statements of Operations - Three
             Months Ended November 30, 1995 and November 30, 1994 ......        4

             Condensed Consolidated Statements of Cash Flows - Three
             Months Ended November 30, 1995 and November 30, 1994 ......        5

             Notes to Condensed Consolidated Financial Statements -
             November 30, 1995 and November 30, 1994 ...................        6

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................        7

PART II. OTHER INFORMATION

     ITEM 5. Other Information .........................................        8

     ITEM 6. Exhibits and Reports on Form 8-K ..........................        8

SIGNATURES .............................................................        9

                                 WAVETECH, INC.

                           CONSOLIDATED BALANCE SHEETS

                AUGUST 31, 1995 AND NOVEMBER 30, 1995 (UNAUDITED)

                                                                         August 31,           November 30,
                                                                          1995(1)                 1995
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash                                                                   $   285,793             $   832,305
Other                                                                        4,348                  12,730
----------------------------------------------------------------------------------------------------------
         Total current assets                                              290,141                 845,035
----------------------------------------------------------------------------------------------------------
Property and equipment, net                                                476,465                 311,455
----------------------------------------------------------------------------------------------------------
Deposits                                                                    33,125                  58,125
Other                                                                       10,400                  10,400
----------------------------------------------------------------------------------------------------------
         Total other assets                                                 43,525                  68,525
----------------------------------------------------------------------------------------------------------
         Total assets                                                  $   810,131             $ 1,225,015
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                  $   235,054             $    82,617
Accrued interest payable                                                    39,327                    --
Notes payable, current portion                                             378,239                  71,639
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                  652,620                 154,256
----------------------------------------------------------------------------------------------------------
Stockholder's equity:
         Common stock, par value $.001 per share; 50,000,000
         shares authorized, 9,555,078 and 10,500,582 shares
         issued and outstanding                                              9,455                  10,500
Additional paid-in capital                                               1,540,223               2,739,792
Accumulated deficit                                                     (1,392,167)             (1,679,533)
----------------------------------------------------------------------------------------------------------
Total Stockholder's equity (deficit)                                       157,511               1,070,759
----------------------------------------------------------------------------------------------------------
Total liabilities and Stockholder's equity                             $   810,131             $ 1,225,015
----------------------------------------------------------------------------------------------------------

-------------

(1) These figures reflect the restatement of the Company's balance sheet as of August 31, 1995 resulting from the prior loss of real estate assets which were previously carried at a book value of $2,000,000. These figures have not yet been restated in an amendment to the Company's report on Form 10-K for the fiscal year ended August 31, 1995, and have not yet been audited by the Company's independent auditors. See
         Item 5 of Part II of this report.

                                 WAVETECH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994 (UNAUDITED)

                                                                   1995                  1994
------------------------------------------------------------------------------------------------
Revenue                                                        $     7,359            $    4,541
------------------------------------------------------------------------------------------------
Expenses:
         Development and Administrative                            294,725               133,663
------------------------------------------------------------------------------------------------
                 Total expenses                                    294,725               133,663
------------------------------------------------------------------------------------------------
                 Net loss                                      $   287,366            $  129,122
------------------------------------------------------------------------------------------------
         Net loss per common share                             $       .03            $      .12
------------------------------------------------------------------------------------------------
         Weighted average number of shares outstanding          10,365,053             1,073,500
------------------------------------------------------------------------------------------------

                                 WAVETECH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1995 AND 1994 (UNAUDITED)

                                                                          1995                  1994
 -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                          $   287,366             $ 129,122
   Adjustments to reconcile net loss to
     net provided by operating activities:
       Depreciation and amortization                                      (5,356)               (4,448)
Changes in assets and liabilities:
       Accounts receivable and other current assets                        8,382                 3,429
       Accounts payable and accrued expenses                             152,437                (4,954)
       Accrued interest payable                                           39,327                (5,121)
 -----------------------------------------------------------------------------------------------------
         Total adjustments                                               194,790               (11,094)
 -----------------------------------------------------------------------------------------------------
         Net cash used in operating activities                           482,156               118,028
 -----------------------------------------------------------------------------------------------------
       Cash flows from investing activities:
         Change in property and equipment                               (159,654)                2,745
         Increase deposits and other assets                               25,000
 -----------------------------------------------------------------------------------------------------
           Net cash (provided by) used in investing activities          (134,654)                2,745
 -----------------------------------------------------------------------------------------------------
       Cash flows from financing activities:
           Proceeds from (reduction of) notes payable, net              (306,600)               18,000
           Proceeds from common stock issued, net                      1,200,614               100,008
 -----------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                   894,014               118,008
 -----------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash                             546,512                (2,765)
             Cash, beginning of period                                   285,793                 3,958
 -----------------------------------------------------------------------------------------------------
             Cash, end of period                                     $   832,305             $   1,193
 -----------------------------------------------------------------------------------------------------

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      THREE MONTHS ENDED NOVEMBER 30, 1995

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidation financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month periods ended November 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996. For further information, refer to the Company's financial statements for the year ended August 31, 1995.

The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiary, Interpretel, Inc. (Interpretel). All material intercompany balances and transactions have been eliminated. As of November 30, 1995, and for the previous three years, the Company had no operations other than its investment in Interpretel which was made on March 8, 1995.

On March 8, 1995, the Company entered into a Plan and Agreement of Reorganization for the Exchange of Stock ("Acquisition") with the shareholders of Interpretel. Interpretel was incorporated April 15, 1993 ("Inception"), under the laws of the state of Arizona to develop, market and provide interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, billing services, marketing, sales support, and customer service to provide features and services, including but not limited to, long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation/translation, information retrieval, interface to existing databases, and product promotion services. Each Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trade marks, service marks, and materials related thereto.

In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", the Acquisition has been accounted for as a reverse acquisition with Interpretel deemed to be the acquiring entity. Accordingly, the consolidated financial statements include the accounts of Interpretel, Inc. from the earliest period presented. The accounts of the Company are included in the financial statements from the date of the Acquisition transaction, March 8, 1995 to August 31, 1995.

NOTE 2 -- PER SHARE DATA

Per share data is based on the weighted average number of shares outstanding throughout the periods. The assumed exercised of stock options outstanding would not have a dilutive effect on the computation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and special purpose groups. During 1995 and 1994, the Company remained focused on the development of the infrastructure for its call processing and data management systems. Operations commenced on a limited basis in late 1995 with the Company's first significant product launch.

OPERATIONS OVERVIEW
The Company will commence principal operations in January 1996 having completed development of the necessary technical infrastructure and business organization. Revenues for 1995 are from a limited number of focus group customers utilizing the Company's communication system and from interest income. The Company believes that revenues will increase in future periods as interactive communication systems are developed and placed in service.

COSTS AND EXPENSES
Expenses increased to $294,725 for the three-month period ended November 30, 1995 from $133,663 in the three-month period ended November 30, 1994 due to the increased personnel and resources required to develop the Company's technical infrastructure and business organization. The Company anticipates that costs and expenses will continue to increase as additional personnel are hired to support sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 1995 the Company had working capital of $691,049 compared with a working capital deficit of $362,479 at August 31, 1995. The Company has utilized proceeds from equity financings occurring subsequent to August 31, 1995 to generate positive working capital balances. Working capital is expected to increase as the Company generates cash from operations and external funding. Cash balances increased from $285,793 at August 31, 1995 to $832,305 at November 30, 1995. This increase is primarily the result of $1,200,614 of net proceeds from the sale of common stock which is offset by cash used in operations. Capital expenditures are expected to further increase as the Company expands the infrastructure for supplying its interactive communications systems.

The Company may continue to require external funding to satisfy its funding requirements for operations, capital expenditures and future growth of the technical infrastructure until it is able to achieve revenues at a level adequate to support its cost structure. Although there can be no assurance in this regard, the Company believes that external funding from equity financing and vendor program financing and cash generated from operations will be sufficient to meet its operating requirements for the foreseeable future.

INFLATION
Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had a material impact on its limited operations.

                                    PART II

ITEM 5.  OTHER INFORMATION

Subsequent to August 31, 1995, the Company entered into Regulation S Subscription Agreement for the issuance of 1,304,348 shares of common stock at $1.15 per share. Pursuant to the commitment and previous commitments, the Company has completed the sale of 1,015,036 shares of common stock for aggregate net proceeds of $1,166,231.

Subsequent to August 31, 1995, the Company granted options to purchase 750,000 shares of common stock in connection with two employment agreements. The options were granted at the market price of the stock on the date of the grant and vest over a three year period.

Subsequent to August 31, 1995, the Company was notified that a claim has been made by an alleged beneficial shareholder of 70,000 shares of common stock that the Company wrongfully canceled these shares for non-performance, along with the remaining shares of the record-holder/consultant. When and if litigation is filed against the Company, the Company intends to vigorously defend and feels it has adequate defenses to such claim, although it is too early in the litigation process, if any, to evaluate the merits of such claim.

The Company recently determined that real property which the Company believed to be owned by its subsidiary, International Environmental Services Corporation, which was reflected on the Company's August 31, 1995 audited financial statement at a book value of $2,000,000, was actually sold in april 1994 in a delinquent tax sale. The property was not used in the Company's operations. However, the Company's audited financial statements for the fiscal year ended August 31, 1995 will have to be restated to reflect the loss of the property, and such restatement will reduce the Company's assets below the level required for maintenance of its NASDAQ listing. The Company is pursing alternatives which would allow it to meet such NASDAQ listing requirements, including seeking redress for the loss of the real estate asset from certain responsible partners.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         None.

B.       FORM 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 1996

                              WAVETECH, INC.



                             By: /s/ Terence E. Belsham
                                 -----------------------------------------------
                                     Terence E. Belsham, President and
                                     Chief Executive Officer



                             By: /s/ Stephen A. Ezell
                                 -----------------------------------------------
                                     Stephen A. Ezell, Executive Vice
                                     President and Chief Financial Officer