Form 10QSB/A
period 1995-11-30
WAVETECH INC
filed 1996-04-15
CIK 799694

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

 (Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1995.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                .
                               ----------------    ---------------

                         Commission File Number 0-15482

                                 WAVETECH, INC.

        (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                                      22-2726569
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

- --------------------------------------------------------------------------------
         The undersigned registrant hereby amends its Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1995, as follows:

         Item 6, Exhibits and Reports on Form 8-K, is amended to include Exhibit 27, as follows:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         Exhibit No.       Description                         Method of Filing
         -----------       -----------                         ----------------
             27         Financial Data Schedule                 Filed herewith.

B.       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 12, 1996            WAVETECH, INC.

                                  By:      /s/ Gerald I. Quinn
                                      ------------------------------------------
                                         Gerald I. Quinn
                                         President and Chief  Executive Officer

                                  By:    /s/ Terence E. Belsham
                                      ------------------------------------------
                                         Terence E. Belsham
                                         Chief Financial Officer