Form 10QSB
period 1996-02-29
WAVETECH INC
filed 1996-04-15
CIK 799694

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

 (Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 1996.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 29, 1996.

            Class                                  No. Of Shares Outstanding
            -----                                  -------------------------
Common Stock. Par Value $.001                              10,509,246
- -----------------------------                    ----------------------------

Transitional Small Business Disclosure Format (Check One):    / /  Yes   /X/  No

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES

                                                                                       Page

PART I.       FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Condensed Consolidated Balance Sheets
                  February 29, 1996 (unaudited) and August 31, 1995 (audited)........    3

                  Condensed Consolidated Statements of Operations -
                  Six-months Ended February 29, 1996 and February 28, 1995
                  (unaudited)........................................................    4

                  Condensed Consolidated Statements of Operations -
                   Three-months Ended February 29, 1996 and February 28, 1995
                  (unaudited)........................................................    5

                  Condensed Consolidated Statements of Cash Flows -
                  Six-months Ended February 29, 1996 and February 28, 1995
                  (unaudited)........................................................    6

                  Notes to Condensed Consolidated Financial Statements -
                  February 29, 1996 and February 28, 1995 (unaudited)................    7

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................    8

PART II.      OTHER INFORMATION

     ITEM 5.      Other Information..................................................    9

     ITEM 6.      Exhibits and Reports on Form 8-K...................................    9

     SIGNATURES......................................................................   10

                         WAVETECH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                AUGUST 31, 1995 AND FEBRUARY 29, 1996 (UNAUDITED)

                                     ASSETS

                                                                 AUGUST 31,                FEBRUARY 29,
                                                                    1995                      1996
                                                                -----------                -----------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                  $   285,793                $   278,633
     OTHER CURRENT ASSETS                                             4,348                      4,398
                                                                -----------                -----------

         TOTAL CURRENT ASSETS                                       290,141                    283,031

     PROPERTY AND EQUIPMENT, NET                                    476,465                    504,564

OTHER ASSETS:
     DEPOSITS                                                        33,125                     64,718
     OTHER ASSETS                                                    10,400                     10,400
                                                                -----------                -----------

         TOTAL OTHER ASSETS                                          43,525                     75,118
                                                                -----------                -----------

         TOTAL ASSETS                                           $   810,131                $   862,713
                                                                ===========                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $   235,054                $   131,743
     ACCRUED INTEREST PAYABLE                                        39,327                        -0-
     NOTES PAYABLE, CURRENT                                         378,239                     70,300
                                                                -----------                -----------
         TOTAL CURRENT LIABILITIES                                  652,620                    202,043

STOCKHOLDERS' EQUITY:

COMMON STOCK, PAR VALUE $.001 PER SHARE;
     50,000,000 SHARES AUTHORIZED, 9,555,078
     AND 10,500,852 SHARES ISSUED AND OUTSTANDING                     9,455                     10,500
       ADDITIONAL PAID IN CAPITAL                                 1,540,223                  2,739,792
       RETAINED EARNINGS (ACCUMULATED DEFICIT)                   (1,392,167)                (2,089,622)
                                                                -----------                -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                157,511                    660,670
                                                                -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   810,131                $   862,713
                                                                ===========                ===========

                         WAVETECH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 29, 1996 (UNAUDITED) AND
                          FEBRUARY 28, 1995 (UNAUDITED)

                                                              1996                1995
                                                          -----------          ----------
Revenue                                                   $    12,532          $   10,446

Expenses:

         Development and Administrative Expenses              709,987             340,249
                                                          -----------          ----------

         Total Expenses                                       709,987             340,249
                                                          -----------          ----------

Net Loss                                                  $   697,455          $  329,803
                                                          ===========          ==========

Net Loss per Common Share                                 $       .07          $      .30
                                                          ===========          ==========

Weighted Average Number of Shares Outstanding              10,432,818           1,101,060
                                                          ===========          ==========

                         WAVETECH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE-MONTH PERIODS ENDED FEBRUARY 29, 1996 (UNAUDITED) AND

                          FEBRUARY 28, 1995 (UNAUDITED)

                                                             1996                 1995
                                                          -----------          ----------
Revenues                                                  $     5,173          $    5,905

Expenses:

         Development and administrative expenses              415,262             206,586
                                                          -----------          ----------

         Total Expenses                                       415,262             206,586
                                                          -----------          ----------

Net Loss                                                  $   410,089          $  200,681
                                                          ===========          ==========

Net Loss per Common Share                                 $       .04          $      .18
                                                          ===========          ==========

Weighted Average Number of Shares Outstanding              10,500,582           1,128,619
                                                          ===========          ==========

                         WAVETECH, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 29, 1996 (UNAUDITED) AND

                          FEBRUARY 28, 1995 (UNAUDITED)

                                                                 1996                 1995
                                                              -----------           ---------
Cash flows from operating activities:
     Net loss                                                 $  (697,455)          $(329,803)
     Adjustments to reconcile net loss to net cash
         used in operating activities;
         Depreciation and amortization                             34,684               7,547

Changes in assets and liabilities:
     Increase in accounts receivable and other                        (50)             (7,121)
         current assets
     Increase (decrease) in accounts payable and                 (103,311)             31,168
         accrued expenses
     Increase (decrease) in accrued interest payable              (39,327)              9,807
                                                              -----------           ---------

              Total adjustments                                  (108,004)             41,401
                                                              -----------           ---------

              Net cash used in operating activities              (805,459)           (288,402)

Cash flows from investing activities:
     Purchases of property and equipment                          (62,783)             (2,745)
     Increase in deposits and other assets                        (31,593)                -0-

              Net cash used in investing activities               (94,376)             (2,745)

Cash flows from financing activities:

     Proceeds from (reduction of) notes payable, net             (307,939)             41,666
     Proceeds from common stock issued, net                     1,200,614             240,431
                                                              -----------           ---------

Net cash provided by financing activities                         892,675             282,097
                                                              -----------           ---------
Net decrease in cash and cash equivalents                          (7,160)             (9,050)

Cash and cash equivalents, beginning of period                    285,793               3,958
                                                              -----------           ---------

Cash and cash equivalents, end of period                      $   278,633           $  (5,092)
                                                              ===========           =========

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month and six-month ended February 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996. For further information, refer to the Company's financial statements for the year ended August 31, 1995 included in its Form 10-KSB.

         The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiary, Interpretel, Inc. (Interpretel). All material intercompany balances and transactions have been eliminated. As of February 29, 1996, and for the previous three years, the Company had no operations other than its investment in Interpretel which was made on March 8, 1995.

         On March 8, 1995, the Company entered into a Plan and Agreement of Reorganization for the Exchange of Stock ("Acquisition") with the shareholders of Interpretel. Interpretel was incorporated April 15, 1993, under the laws of the State of Arizona to develop, market, and provide interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, billing services, marketing, sales support, and customer service to provide features and services, including but not limited to long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation/translation, information retrieval, interface to existing databases, and product promotion services. Each Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trade marks, service marks, and materials related thereto.

         In accordance with Accounting Principles Board Opinion No. 16 "Business Combinations," the Acquisition has been accounted for as a reverse acquisition with Interpretel deemed to be the acquiring entity. Accordingly, the consolidated financial statements include the accounts of Interpretel, Inc. from the earliest period presented. The accounts of the Company are included in the financial statements from the date of the Acquisition, March 8, 1995 to February 29, 1996.

NOTE 2 - PER SHARE DATA

         Per share data is based on the weighted average number of shares outstanding throughout the periods. The assumed exercise of stock options outstanding would not have a dilutive effect on the computation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS OVERVIEW

         The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During 1994, 1995, and 1996, the Company has remained focused on the development of the software infrastructure for its call processing and data management systems. Beta sites and limited operations commenced in late 1995 and in the first quarter of 1996. The first significant privatized network was started in late 1995.

REVENUES

         The Company commenced limited operations at the end of its second fiscal quarter. Revenues for fiscal 1995 and the first half of fiscal 1996 were generated from a limited number of focus and beta groups and interest income. The Company believes that revenues will increase in future periods as privatized interactive communication systems are developed and placed in service. Currently, the Company is concentrating on the marketing and sales of its interactive communications systems.

COST AND EXPENSES

         Expenses increased to $709,987 for the six-month period ended February 29, 1996 compared to $340,249 for the six-month period ended February 28, 1995. This increase was due to additional expenses that were incurred in connection with the commencement of limited operations, the hiring of additional personnel, and the expansion of the Company's facilities.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 1996, the Company had working capital of $80,988 compared with a working capital deficit of $362,479 at August 31, 1995. Recently, the Company has financed its operations through the sale of common stock pursuant to Regulation S of the Securities Act of 1933. Since August 31, 1995, the Company has raised approximately $2,500,000 through the sale of common stock, including approximately $1,500,000 that was sold on April 9, 1996. Although the Company believes that it has sufficient working capital to fund its operations for the foreseeable future, additional financing will be necessary to expand the Company's operations.

INFLATION

         Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         On March 14, 1996, Steven A. Ezell ("Ezell"), a former officer and a shareholder of the Company, sued the Company and two of its current officers and directors in the Superior Court of the State of Arizona in an action titled Ezell v. Wavetech, Inc., Gerald I. Quinn and Terence E. Belsham. The Complaint alleges that the Company breached its employment agreement with Ezell and that Messrs. Quinn and Belsham tortiously interfered with Ezell's employment contract with the Company. The Complaint seeks unspecified compensatory damages, including costs and attorney's fees. The Company believes Ezell's claims have no merit and intends to vigorously defend this action.

ITEM 5.           OTHER INFORMATION

         The Company called a special Board of Directors meeting on February 27, 1996 at which Gerald I. Quinn was elected President and Chief Executive Officer or the Company. At the same meeting, Terence E. Belsham was appointed to the position of Chief Financial Officer.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits.

                  Exhibit No.       Description                       Method of Filing
                  -----------       -----------                       ----------------
                       27           Financial Data Schedule           Filed herewith.

         b)       Reports on Form 8-K.

                  The Company filed a report on Form 8-K, dated February 5, 1996, in which it reported that certain real property believed to be owned by its subsidiary and which had been reflected in the Company's financial statements for the year ended August 31, 1995, had been sold in a delinquent tax sale in April of 1994. The Company also reported certain changes in its management.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 12, 1996                WAVETECH, INC.

                                      By:    /s/ Gerald I.Quinn
                                         ---------------------------------------
                                           Gerald I. Quinn
                                           President and Chief Executive Officer

                                      By:    /s/ Terence E. Belsham
                                         ---------------------------------------
                                           Terence E. Belsham
                                           Chief Financial Officer