Form 10QSB
period 1996-05-31
WAVETECH INC
filed 1996-07-15
CIK 799694

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-QSB
 (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1996

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________.

                         Commission File Number 0-15482

                                 WAVETECH INC.
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
                              [X]  Yes  [ ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 1996.

     Class                                     No. Of Shares Outstanding
Common Stock. Par Value $.001                         12,570,331
- -----------------------------                         ----------

Transitional Small Business Disclosure Format (Check One): [ ] Yes   [X]  No

                                     INDEX

                         WAVETECH INC. AND SUBSIDIARIES


PART I.        FINANCIAL INFORMATION                                     Page
                                                                         ----
   ITEM 1.     Financial Statements

               Condensed Consolidated Balance Sheets
               May 31, 1996 (unaudited) and August 31, 1995
               (audited)..................................................  3

               Condensed Consolidated Statements of Operations -
               Nine Months Ended May 31, 1996 and May 31, 1995
               (unaudited)................................................  4

               Condensed Consolidated Statements of Operations -
               Three Months Ended May 31, 1996 and May 31, 1995
               (unaudited)................................................  5

               Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended May 31, 1996 and May 31, 1995
               (unaudited)................................................  6

               Notes to Condensed Consolidated Financial Statements -
               May 31, 1996 and May 31, 1995
               (unaudited)................................................  7

   ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  8

PART II.       OTHER INFORMATION

   ITEM 1.     Legal Proceedings..........................................  9

   ITEMS 2-4.  Not Applicable.............................................  9

   ITEM 5.     Other Information..........................................  9

   ITEM 6.     Exhibits and Reports on Form 8-K...........................  9

SIGNATURES................................................................ 10

                         WAVETECH INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             August 31, 1995 (Audited) and May 31, 1996 (Unaudited)

                                  ___________

                                     ASSETS

                                                   August 31,     May 31,
                                                      1995         1996
                                                   ----------   ----------
Current Assets:
   Cash and Cash equivalents                      $   285,793   $ 1,301,533
   License Fee Receivable                                           200,000
   Other Current Assets                                 4,348        11,608
                                                  -----------   -----------
          Total Current Assets                        290,141     1,513,141

Property and Equipment, net                           476,465       561,919

Other Assets:
   Deposits                                            33,125        66,140
   Non-current Portion of License Fee Receivable            -       300,000
   Other Assets                                        10,400        45,940
                                                  -----------   -----------
         Total Other Assets                            43,525       412,080
                                                  -----------   -----------
          Total Assets                            $   810,131   $ 2,487,140
                                                  ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable and Accrued Expenses          $   235,054   $   177,988
   Capital Leases                                      39,327        20,724
   Unearned Revenue                                         -       200,000
   Notes Payable, current                             378,239        53,639
                                                  -----------   -----------
         Total Current Liabilities                    652,620       452,351

Non-current Liabilities:
   Capital Leases                                           -        64,982
   Unearned Revenue                                         -       300,000
                                                                 ----------
         Total Non-current Liabilities                              364,982

Total Liabilities                                     652,620       817,333

Stockholders' Equity:
   Common stock, par value $.001 per share;
   50,000,000 shares authorized, 9,455,078
   and 12,570,331 shares issued and
   outstanding as of August 31, 1995 and
   May 31, 1996, respsectively                          9,455        10,500
Additional paid in capital                          1,540,223     4,232,292
Retained Earnings (accumulated deficit)            (1,392,167)   (2,572,985)
                                                  -----------   -----------
   Total Stockholders' Equity                         157,511     1,669,807
                                                  -----------   -----------
   Total Liabilities and Stockholders' Equity     $   810,131   $ 2,487,140
                                                  ===========   ===========

                         WAVETECH INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE NINE-MONTH PERIODS ENDED MAY 31, 1996 (UNAUDITED) AND
                           MAY 31, 1995 (UNAUDITED)

                                                      1996            1995
                                                   -----------     ----------
Revenues                                           $     2,837     $    5,391
Cost of Sales
   Direct Costs                                        141,775         22,646
                                                   -----------     ----------
Gross Profit (loss)                                   (138,938)       (17,255)
Other Costs
   Development and Administrative Expenses           1,059,826        532,580
                                                   -----------     ----------
Loss before other income (expenses)                $(1,198,764)    $ (549,835)

Other income (expense)
   Interest income                                      19,051             11
   Interest expense                                     (1,104)        (7,488)
                                                   -----------     ----------
   Total other income (expense)                         17,947         (7,477)
                                                   -----------     ----------

Net loss                                           $(1,180,817)    $ (557,312)
                                                   ===========     ==========

Per share data
   Net loss per share                                  (0.1094)       (0.0265)

Weighted average number of shares outstanding       10,789,422      2,103,558
                                                   ===========     ==========

                         WAVETECH INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTH PERIODS ENDED MAY 31, 1996 (UNAUDITED) AND
                           MAY 31, 1995 (UNAUDITED)

                           _________________________

                                                     1996           1995
                                                 -----------     ----------
Revenues                                         $       854     $    5,391
Cost of Sales

     Direct Costs                                     33,993         22,646
                                                 -----------     ----------
Gross Profit (loss)                                  (33,140)       (17,255)

Other Costs
     Development and Administrative Expenses         487,781        240,540
                                                 -----------     ----------
Loss before other income (expenses)                 (520,921)      (257,795)
Other income (expense)
     Interest income                                   8,502             11
     Interest expense                                   (272)        (7,488)
                                                 -----------     ----------
     Total other expense                              (8,230)        (7,477)
                                                 -----------     ----------

Net loss                                         $  (512,691)    $ (265,272)

Per share data                                   ===========     ==========
    Net loss per share                           $   (0.0443)    $  (0.0739)

Weighted average number of shares outstanding     11,570,331      3,590,975
                                                 ===========     ==========

                        WAVETECH, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTH PERIODS ENDED MAY 31, 1996 (UNAUDITED) AND
                           MAY 31, 1995 (UNAUDITED)

                           _________________________

                                                             1996          1995
                                                         ------------   ----------
Cash flows from operating activities:                    $(1,180,818)   $(557,312)
     Net loss
     Adjustments to reconcile net loss to net
       cash used in operating activities;
          Depreciation and amortization                       64,013        6,304
          Cash used due to changes in working capital                     413,775
            amounts other than cash and debt
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable and
       other current assets                                   (7,260)       7,931
     Increase in license fee receivable                     (500,000)
     Decrease in accounts payable and accrued expenses       (57,066)     (44,270)
     Increase in accrued interest payable                                   7,146
     Increase in unearned revenue                            500,000
     Increase deposits and other assets                      (68,555)
                                                         -----------    ---------

           Total adjustments                                 (68,868)     390,886
                                                         -----------    ---------
            Net cash used in operating activities         (1,249,686)    (166,426)

Cash flows from investing activities:
     Purchase of property and equipment                     (149,467)     (33,842)
                                                           ---------    ---------
             Net cash used in investing activities          (149,467)     (33,842)

Cash flows from financing activities
     Reduction of notes payable, net                        (324,600)     (21,211)
     Borrowing of capital lease payable                       72,362
     Repayment of capital lease payable                      (25,983)
     Proceeds from common stock issued, net                2,693,114      244,942
                                                         -----------    ---------
            Net cash provided by financing activities      2,414,893      223,731
                                                         -----------    ---------

Net increase in cash and cash equivalents                  1,015,740       23,463
Cash and cash equivalents, beginning of period               285,793       10,315
                                                         -----------    ---------

Cash and cash equivalents, end of period                 $ 1,301,533    $  33,778
                                                         ===========    =========

                                       6

                        WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the nine month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1996. For further information, refer to the Company's financial statements for the year ended August 31, 1995 included in its Form 10-KSB.

         The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiary, Interpretel, Inc. (Interpretel). All material intercompany balances and transactions have been eliminated. As of May 31, 1996, and for the previous three years, the Company had little or no operations other than its investment in Interpretel which was made on March 8, 1995.

         On March 8, 1995, the Company entered into a Plan and Agreement of Reorganization for the Exchange of Stock ("Acquisition") with the shareholders of Interpretel. Interpretel was incorporated April 15, 1993 ("Inception"), under the laws of the State of Arizona to develop, market, and provide interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, billing services, marketing, sales support, and customer service to provide features and services, including but not limited to long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation /translation, information retrieval, interface to existing databases, and product promotion services. Each Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trade marks, service marks, and materials related thereto.

         In accordance with Accounting Principles Board Opinion No. 16 "Business Combinations," the Acquisition has been accounted for as a reverse acquisition with Interpretel deemed to be the acquiring entity. Accordingly, the consolidated financial statements include the accounts of Interpretel, Inc. from the earliest period presented. The accounts of the Company are included in the financial statements from the date of the Acquisition, March 8, 1995 to May 31, 1996.

NOTE 2 - PER SHARE DATA

         Per share data is based on the weighted average number of shares outstanding throughout the periods. The assumed exercise of stock options outstanding would not have a dilutive effect on the computation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS OVERVIEW

         The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During 1994, 1995, and 1996, the Company has remained focused on the development of the software infrastructure for its call processing and data management systems. Beta sites and limited operations commenced in late 1995. The first significant privatized network was started in late 1995.

REVENUES

         Revenues for fiscal 1995 and the first three quarters of fiscal 1996 are the results of a limited number of focus and beta groups and interest income. The Company believes that revenues will increase in future periods as privatized interactive communication systems are developed and placed in service. The Company is concentrating on the marketing and sales of the interactive communications systems.

COST AND EXPENSES

    Expenses increased to $1,198,764 for the nine-month period ended May 31, 1996 compared to $549,835 for the nine-month period ended May 31,1995. This increase was due to additional expenses that were incurred in connection with the development and implementation of the Interpretel system, the hiring of additional personnel, the expansion of the Company's facilities, and the start-up of a call center operation.

LIQUIDITY AND CAPITAL RESOURCES

    As of May 31, 1996, the Company had working capital of $1,301,533 compared with working capital of $33,778 at May 31, 1995. Recently, the Company has financed its operations through the sale of common stock pursuant to Regulation S of the Securities Act of 1933. Since August 31, 1995, the Company has raised approximately $2,500,000 through the sale of common stock, including approximately $1,500,000 that was sold on April 9, 1996. Although the Company believes that it has sufficient working capital to fund its operations for the foreseeable future, additional financing may be necessary to expand the Company's operations.

INFLATION

    Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    On March 14, 1996, Steven A. Ezell ("Ezell"), a former officer of the Company, sued the Company and two of its current officers and directors in the Superior Court of the State of Arizona in an action titled Ezell v. Wavetech, Inc., Gerald I. Quinn and Terence E. Belsham. The Complaint alleges that the Company breached its employment contract with Ezell and that Messrs. Quinn and Belsham tortiously interfered with Ezell's employment contract with the Company. The complaint seeks unspecified compensatory damages, including costs and attorney's fees. The Company believes Ezell's claims have no merit and intends to vigorously defend this action.

ITEMS 2-4.    NOT APPLICABLE

ITEM 5.       OTHER INFORMATION

    On May 21, 1996, the Company entered into an agreement with Switch Telecommunications Australia Pty Ltd ("Switch"), a wholly owned subsidiary of Tech Pacific Holdings Limited. Tech Pacific Holdings Limited is a wholly owned subsidiary of First Pacific, a public company traded on the Hong Kong stock exchange which had revenues of more than seven billion dollars in fiscal 1995. Under the agreement, Switch will operate the Interpretel system in South-East Asia and the sub-Indian Continent. Interpretel will receive both licensing fees and a royalty fee based on sales of the Interpretel system. Switch and the Company also signed a Memorandum of Understanding pursuant to which the Company will acquire an equity interest in Switch in exchange for an equity interest of the Company of equal value. This transaction is subject to the negotiation and execution of a definitive agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

a)            Exhibits.

              27. Financial Data Schedule

b)            Reports on Form 8-K.

The Company filed a report on Form 8-K/A1, dated April 19, 1996, in which it reported the sale of 2,000,000 shares of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 1996              WAVETECH, INC.


                                  By:  /s/Gerald I. Quinn
                                       -------------------------------------
                                       Gerald I. Quinn
                                       President and Chief Executive Officer


                                  By:  /s/Terence E. Belsham
                                       -------------------------------------
                                       Terence E. Belsham
                                       Chief Financial Officer