Form 10KSB40
period 1996-08-31
WAVETECH INC
filed 1996-11-27
CIK 799694

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

__X__ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended August 31, 1996.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __________________ to __________________ .

                         COMMISSION FILE NUMBER: 0-15482
                                    WAVETECH, INC.
           __________________________________________________________
                 (Name of small business issuer in its Charter)

         New Jersey                                            22-2726569
(State or other jurisdiction                                 (IRS Employer
     of incorporation)                                   Identification Number)


                       5210 E. Williams Circle, Suite 200
                           Tucson, Arizona 85711-4410
                    (Address of Principal Executive Offices)
                  Registrant's Telephone Number: (602) 750-9093

Securities registered under Section 12(g) of the Act:

Title of Each Class                    Name of each exchange on which registered
       None                                              None
________________________________________________________________________________
Securities registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
________________________________________________________________________________
                                (Title of Class)

         Class A and Class B Redeemable Common Stock Purchase Warrants
________________________________________________________________________________
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. X .
                              ---
State issuer's revenues for its most recent fiscal year: $19,895


The aggregate market value of the voting stock of the registrant held by non-affiliates as of November 14, 1996 was approximately $10,585,831 based on the average high and low bid prices for such common stock as reported on the Nasdaq Stock Market.

The number of shares of common stock outstanding as of November 14, 1996 was 14,114,441. The aggregate number of Redeemable Common Stock Purchase Warrants outstanding as of November 15, 1996 was 844,630.

Documents Incorporated by Reference - Various like numbered exhibits from the Company's 1987 Registration Statement File No. 33- 8353; Post-Effective Amendment No. 1 to Form S-18 Registration Statement, SEC File No. 33-8353 filed September 2, 1988; Form 10-K for the fiscal year ending August 31, 1991.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes ___ No _X_

                                     PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT

COMPANY PROFILE

Wavetech, Inc. (hereinafter referred to as "Wavetech") was incorporated in the State of New Jersey on July 10, 1986. The Company became a public company by filing and registering with the Securities and Exchange Commission on Form S-18 400,000 units consisting of three shares of common stock and one Class A and one Class B redeemable common stock purchase warrant. Its registration statement became effective on February 11, 1987. A total of 400,000 units were sold at the offering price of $6.75 per unit for gross total proceeds of $2,700,000.


INTERNATIONAL ENVIRONMENTAL SERVICES CORPORATION

On June 6, 1991, Wavetech acquired all of the outstanding stock of International Environmental Services Corporation (hereinafter referred to as "IES"), a privately held Delaware corporation, in exchange for 8,000,000 shares (400,000 shares after the 1-20 split) of the Company and a $5 per cubic yard royalty payment on IES's future operations, if any. IES has not derived any revenue from its operations.

IES was incorporated in 1987 and, at the time of the acquisition by Wavetech, had as its sole asset approximately 1,000 acres of real property located in Carroll County, Ohio. The property was acquired by IES for the purpose of converting all, or a portion thereof, to a non-hazardous sanitary landfill facility.

In November of 1995, Wavetech was advised that the land of approximately 1,000 acres was sold to satisfy real estate taxes in arrears by Caroll County in Ohio. This tax sale was consummated in April 1994. The Company intends to pursue legal recourse to recover the value of the land from responsible parties.

WAVETECH, INC.

Following the acquisition of IES, Wavetech was comprised of two divisions: An Environmental Laboratory Testing and Engineering Division through a wholly-owned subsidiary, Applied Environmental Technology, Inc. ("Applied") and a Landfill Development & Management Division ("IES"). During the year ended August 31, 1995, Wavetech, divested its Applied stock. This divestiture occurred during the year ended August 31, 1995 and before March 8, 1995, resulting in Wavetech having no further liabilities nor assets on its balance sheet associated with Applied.


INTERPRETEL, INC.

On March 8, 1995, Wavetech entered into an agreement with Interpretel, Inc. ("Interpretel") pursuant to which Wavetech agreed to issue 6,000,000 shares of its common stock in exchange for 100% of the outstanding 1,532,140 shares of common stock of Interpretel. The transaction resulted in the former shareholders of Interpretel owning approximately 80% of the outstanding shares of Wavetech. The acquisition agreement also provides that during the three year period following the March 8, 1995 closing, former shareholders of Interpretel can receive an additional 7,500,000 common shares of Wavetech through an "earn-out" based upon before tax net profit. During the two year period following closing, former shareholders of Interpretel are entitled to earn up to 3,7500,000 common shares of Wavetech for every $0.50 net profit before taxes, and an additional 3,750,000 common shares of Wavetech for every $1.00 of cumulative total net profit before taxes. During the third year following closing, any shares not previously issued pursuant to this agreement can be earned at $1.50 net profit before taxes per share.

Interpretel's business is the creation and development of customized telephonic networks linking large groups or organizations with their customer or membership base using an interactive marketing platform. The system allows information and services to be delivered in a highly selective and timely manner. Since its inception, Interpretel has developed advanced call-processing applications and created the infrastructure for administrative, sales, marketing, and customer service requirements.

Interpretel was incorporated in Arizona became operational in September 1993. Corporate offices and the data processing center are located in Tucson, Arizona. When Interpretel was acquired by Wavetech on March 8, 1995, the principals of Interpretel, Inc. continued to serve as management for the newly-structured corporation. Wavetech, the parent company, is listed on the Nasdaq Small-Cap Market under the trading symbol ITEL.

On March 10, 1995, Interpretel (Canada) Inc., was incorporated under the laws of the Province of Ontario as a wholly owned subsidiary of Interpretel.

(B)               BUSINESS OF ISSUER AND SUBSIDIARIES

As a wholly-owned subsidiary of Wavetech, Interpretel has developed a call-processing and data management network to provide unique telecommunication services, such as language interpretation and translation, combined with long distance and messaging services to create feature rich, and cost-effective products.

The Company's products may be tailored to a wide-range of industries and applications, to provide a high-tech vehicle for targeting the needs of the intended audience. Systems are created to provide information distribution, and customer interaction for marketing and promotion purposes, combined with what Interpretel believes to be cost-competitive telecommunication services.

The network supports expansion through satellite operations and the development of customized systems for selected foreign markets.

Since its inception, Interpretel has focused primarily on the development of product specifications, proprietary application software (including call-processing, billing, membership and customer service database software), execution of vendor contracts, development of corporate infrastructure (including customer service, sales and marketing divisions, regional sales staff), design and printing of product and marketing brochures, and strategic planning for international business development. The Company's software packages are tightly integrated into a state-of-the-art communications system creating a platform network that can be duplicated throughout the world as the Company proceeds with its expansion plans.

The Company has issued a tariff, bearing F.C.C. Tariff No. 2, filed in compliance with the requirements of the Communication Act of 1934, as amended, with the Federal Communications Commission.

Interpretel has grown to a staff of 16 employees: 14 of whom are full-time.

The Company currently has operations underway in the United States and Canada, and Australia through a licensing agreement with Switch Telecommunications Pty Limited.

FEATURES AND CAPABILITIES OF THE COMPANY'S INTERACTIVE SYSTEM

The Company's interactive system is provided through a call-processing platform system, which combines Interactive Voice Response (IVR) software and computer hardware networked with digital telephone lines.

The call-processing platform system is a UNIX-based multi-tasking call-processing system integrated with a Tandem database server, which provides the ability to offer and manage a wide range of information, service features, and data bases. The system is built with computer telephony integration technology in a single system and offers direct T-1 connectivity and integration with the public network. The system is modularly designed for growth and supports fully customized applications.

The Company's proprietary call-processing system is managed and administrated from the corporate offices in Tucson, Arizona, with the hardware located in Lincoln, Nebraska. A development platform is also located in Tucson. A platform for the Canadian operations will be located in Calgary, Alberta in the near future, and a platform for the Australian and New Zealand business is located in Sydney, Australia.

During 1994 and 1995, the Company remained focused on the development of the infrastructure for its call-processing and data management systems.

The Company commenced its principal operations in mid-1996, having completed development of the necessary technical infrastructure and business organization. Revenues are expected to increase as interactive communication systems are developed and launched, resulting in expected additional customers who will utilize the services offered by these systems. The Company has entered into contracts with third parties to provide its services to such third parties and expects to begin generating revenue from these contracts in 1997.

The Company currently offers three programs from which customers may choose:

1. THE INTERPRETEL TRAVELER CARD. An advanced communication traveler card created for worldwide business and travel. Using a calling card platform, this program integrates voice and fax mail, language interpretation and translation, call conferencing, and additional services with worldwide access.

2. THE AFFINITY CARD PROGRAM. Building on the Interpretel Card, this program allows a company to add its own identity, and integrate communication features and services unique to its own database of customers and/or members.

3. THE INTERACTIVE MARKETING PROGRAM. Taking the Affinity Card Program one step further, the Company's advanced call-processing system is used to create a two-way communication and distribution link to the cardholder. Using voice and fax broadcast, audiotext messages and fax, the cardholder defines his/her interest and method of message delivery, allowing the affinity company to deliver highly targeted messages timely and cost effectively.

Interpretel now offers additional features including: Voice Activation, Stock Quotes; Low-cost Legal Services; Dun & Bradstreet Business Services; Full Travel Services; Message Notification via pager; and Integration of Services via the Internet.

STRATEGIES FOR THE FUTURE

Interpretel has expanded its customer base and is penetrating new markets with the development of call-processing offshore. In addition, the Company intends to develop a network of telecommunication platforms that will service the demand in other countries. This strategy is intended to promote the development of worldwide services, and at the same time contribute on a monthly basis to the cash flow of the Company. The Company's proprietary interactive call-processing software and related hardware allow for the creation of systems to address the needs of people from many cultures. The Company intends to develop more licensing agreements similar to the agreement for Southeast Asia, signed with Switch Telecommunications Pty Limited.

As mass marketing of products continues to shift to one-on-one marketing, the Company believes it is uniquely and strategically positioned to capitalize on this trend by enabling businesses to customize and personalize their marketing using the Company's interactive telecommunication broadcast system.

From time to time, the Company seeks acquisition and/or merger candidates that would be complimentary to the Company's existing operations and augment the products now offered to the Company's customer base.

ITEM 2.                    DESCRIPTION OF  PROPERTY

The Company leases its office and administrative space at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711. The lease payments average approximately $8,400 per month over the term of the lease.


ITEM 3.                    LEGAL PROCEEDINGS

Applied Environmental Technology, Inc. ("Applied") was named as a defendant in a lawsuit filed by Long Beach Memorial Hospital (the "Hospital") on July 30, 1992. Wavetech was added as a party defendant in December 1994 by the filing of an Amended Complaint. The Hospital alleges to have sustained damages as a result of certain errors and emissions by Applied in performing the engineering of asbestos removal for the Hospital. Litigation counsel for Applied believes that there are adequate defenses to the action.

On March 14, 1996, Steven A. Ezell ("Ezell") a former officer of the Company, sued the Company and two of its current officers and directors in the Superior Court of the State of Arizona in an action titled Ezell vs. Wavetech, Inc., Gerald I. Quinn and Terence E. Belsham. The Complaint alleges that the Company breached its employment contract with Ezell and that Messrs. Quinn and Belsham tortiously interfered with Ezell's employment contract with the Company. The complaint seeks unspecified compensatory damages, including costs and attorney's fees. The Company itself believes Ezell's claims have no merit and intends to vigorously defend this action.


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company is quoted on the Nasdaq-Small Cap Market. The high and low bid prices of the Company's Common Stock, as reported on Nasdaq from September 1, 1994 through August 31, 1996 by fiscal quarters (i.e. 1st Quarter = September 1 through November 30) were as follows (the quotations provided reflect inter-dealer prices, without retail market-up, mark-down or commission and may not represent actual transactions.):

                                1ST QTR                     2ND QTR                   3RD QTR                     4TH QTR
                           ------------------         ------------------         -----------------          -----------------

                           HIGH           Low         High           Low         High          Low          High          Low
                           ----           ---         ----           ---         ----          ---          ----          ---
1994
Common Stock                 1/8         3/32         9/32           1/8       6 1/2(1)        1 1/4(1)     1  7/16(1)       1/4(1)

1995
Common Stock               1 1/8(1)         1(1)    2 3/32(1)     1 1/32(1)    3 1/8(1)      1 25/32(1)     2 21/32(1)   1 11/16(1)

1996
Common Stock              2 1/16(1)      3/4(1)      1 3/8(1)      11/16(1)    2 1/8(1)          3/4(1)           2(1)       3/4(1)


(1) - Reflects 1-for-20 reverse stock split that occurred on March 21, 1994.


The bid and the asked prices of the Company's common stock on November 14, 1996 were 3/4 and 7/8, respectively.

As of November 14, 1996, the Company had 347 shareholders of record of its Common Stock. The Company believes that it has over 500 shareholders that beneficially own the stock in the name of various brokers.

The Company has never declared a dividend and does not plan to declare a dividend of cash or common stock in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's business is creating interactive communication systems through the application of "intelligent call processing" technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and special purpose groups. During 1995 and 1994, the Company remained focused on the development of the infrastructure for its call processing and data management systems. Operations in the USA and Canada commenced on a limited basis in 1996. In May 1996, the Company signed a licensing agreement with Switch Telecommunications Pty Limited of Australia.


OPERATIONS OVERVIEW

The Company commenced limited operations in mid-1996 having completed development of the necessary technical infrastructure and business organization. Revenues for 1995 and 1994 are from a limited number of focus group customers utilizing the Company's communication system and from interest income. The Company believes that revenues will increase in future periods as expected interactive communication systems are developed and placed in service.


COSTS AND EXPENSES

Expenses increased to $ 1,912,876 in 1996 from $1,079,567 in 1995 due to increased personnel, equipment purchases, software development costs and marketing initiative costs such as printing, plastic cards, instructional manuals, mailing lists and creative design.


LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1996, the Company had working capital of $665,483 compared with a working capital deficit of $362,479 at August 31, 1995. The Company has utilized proceeds from equity financings to generate positive working capital balances. The Company expects that working capital will increase as the Company generates cash from operations and external funding. Cash balances increased from

$285,793 to $857,488 at August 31, 1996. The increase is primarily the result of $1,492,500 of proceeds from the sale of common stock. Capital expenditures for the year ended August 31, 1996 were $89,352 and $446,599 for the prior year. As the Company expands the infrastructure for supplying interactive communication systems capital expenditures will increase.

INFLATION

Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had a material impact on its limited operations.


ITEM 7.                    FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  WAVETECH, INC.

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF WAVETECH, INC. AND SUBSIDIARIES AS OF AUGUST 31, 1996 AND 1995 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDITS TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE FROM MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF WAVETECH, INC. AND SUBSIDIARIES AS OF AUGUST 31, 1996 AND 1995 AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


                                                ADDISON ROBERTS & LUDWIG, P.C.


NOVEMBER 1, 1996
Tucson, Arizona

                         WAVETECH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1996 AND 1995
                                   -----------

                                     ASSETS

                                                                  1996            1995
                                                              -----------     -----------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                  $   857,488     $   285,793
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $527                   35,585
   LICENSE FEE RECEIVABLE (NOTE 6)                                200,000
   NOTES RECEIVABLE                                                45,282
   PREPAID EXPENSES AND OTHER ASSETS                                1,521           4,348
   INVENTORY DEPOSIT (NOTE 6)                                     241,037
                                                              -----------     -----------
     TOTAL CURRENT ASSETS                                       1,380,913         290,141
PROPERTY AND EQUIPMENT, NET (NOTE 7)                              539,528         476,465
OTHER ASSETS:
   INVESTMENT IN SWITCH TELECOMMUNICATIONS
       PTY LIMITED (NOTE 5)                                     2,316,165
   LICENSE FEE RECEIVABLE (NOTE 6)                                300,000
   INTANGIBLES, NET OF AMORTIZATION OF $4,000 AND $1,600            8,000          10,400
   DEPOSITS AND OTHER ASSETS                                       35,633          33,125
                                                              -----------     -----------
     TOTAL OTHER ASSETS                                         2,659,798          43,525
                                                              -----------     -----------
     TOTAL ASSETS                                             $ 4,580,239     $   810,131
                                                              ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $   130,715     $   235,054
   ACCRUED INTEREST PAYABLE                                        39,327
   UNEARNED REVENUE (NOTE 6)                                      499,985
   NOTES PAYABLE, CURRENT PORTION (NOTES 8 AND 11)                 53,639         378,239
   CAPITAL LEASES PAYABLE, CURRENT PORTION                         31,091
                                                              -----------     -----------
     TOTAL CURRENT LIABILITIES                                    715,430         652,620
OTHER LIABILITIES:
   CAPITAL LEASES PAYABLE                                          55,099
   UNEARNED REVENUE-LICENSE FEE (NOTE 6)                          300,000
                                                              -----------     -----------
     TOTAL LIABILITIES                                          1,070,529         652,620
COMMITMENTS (NOTE 10)
STOCKHOLDERS' EQUITY (NOTES 4, 8, 11 AND 15)
   COMMON STOCK, PAR VALUE $ .001 PER SHARE;
     50,000,000 SHARES AUTHORIZED, 9,455,078 AND
      14,114,441 SHARES ISSUED AND OUTSTANDING                     14,114           9,455
   ADDITIONAL PAID-IN CAPITAL                                   6,747,967       1,540,223
   ACCUMULATED DEFICIT                                         (3,252,371)     (1,392,167)
                                                              -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY                               3,509,710         157,511
                                                              -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 4,580,239     $   810,131
                                                              ===========     ===========

                       SEE INDEPENDENT AUDITOR'S REPORT.
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         WAVETECH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                                   -----------


                                            1996            1995            1994
                                       ------------     -----------     -----------
REVENUE                                $     19,895     $    24,468     $     1,151
                                       ------------     -----------     -----------
EXPENSES:
   DEVELOPMENT                              297,935         201,224
   GENERAL AND ADMINISTRATIVE             1,603,356         855,756         307,762
                                       ------------     -----------     -----------
     TOTAL EXPENSES                       1,901,291       1,056,980         307,762
                                       ------------     -----------     -----------
NET LOSS FROM OPERATIONS                 (1,881,396)     (1,032,512)       (306,611)
OTHER INCOME AND EXPENSE:
   INTEREST INCOME                           32,777
   INTEREST EXPENSE                         (11,585)        (22,587)        (18,637)
                                       ------------     -----------     -----------
     TOTAL OTHER INCOME AND EXPENSE          21,192         (22,587)        (18,637)
                                       ------------     -----------     -----------
NET LOSS                               $ (1,860,204)    $(1,055,099)    $  (325,248)
                                       ============     ===========     ===========
NET LOSS PER COMMON SHARE              $       (.17)    $      (.22)    $      (.31)
                                       ============     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     11,200,401       4,830,803       1,051,000
                                       ============     ===========     ===========

                        SEE INDEPENDENT AUDITOR'S REPORT.
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         WAVETECH, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                                   -----------

                                                                 ADDITIONAL
                                                   COMMON         PAID-IN       ACCUMULATED
                                   SHARES          STOCK          CAPITAL         DEFICIT          TOTAL
                                -----------     -----------     -----------     -----------     -----------
BALANCES AUGUST 31, 1993          1,051,000     $     1,051     $               $   (11,820)    $   (10,769)
NET LOSS                                                                           (325,248)       (325,248)
                                -----------     -----------     -----------     -----------     -----------
BALANCES AUGUST 31, 1994          1,051,000           1,051                        (337,068)       (336,017)
ADJUSTMENT TO EFFECT REVERSE
  ACQUISITION (NOTE 4)            6,433,958           6,434          (6,434)
COMMON STOCK ISSUED
  (NOTE 11)                       1,970,120           1,970       1,546,657                       1,548,627
NET LOSS                                                                         (1,055,099)     (1,055,099)
                                -----------     -----------     -----------     -----------     -----------
BALANCES AUGUST 31, 1995          9,455,078           9,455       1,540,223      (1,392,167)        157,511
COMMON STOCK ISSUED
  (NOTE 11)                       4,659,363           4,659       5,207,744                       5,212,403
NET LOSS                                                                         (1,860,204)     (1,860,204)
                                -----------     -----------     -----------     -----------     -----------
BALANCES AUGUST 31, 1996         14,114,441     $    14,114     $ 6,747,967     $(3,252,371)    $ 3,509,710
                                ===========     ===========     ===========     ===========     ===========

                        SEE INDEPENDENT AUDITOR'S REPORT.
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         WAVETECH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
                                  ------------


                                                    1996            1995            1994
                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                     $(1,860,204)    $(1,055,099)    $  (325,248)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                    136,902          23,434          13,226
   COMMON STOCK ISSUED FOR SERVICES                 203,125         100,539
   CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) IN ACCOUNTS RECEIVABLE
       AND OTHER CURRENT ASSETS                     (32,758)         (3,583)           (764)
     (INCREASE) IN LICENSE FEE RECEIVABLE          (500,000)
     (INCREASE) IN INVENTORY DEPOSIT               (241,037)
     INCREASE (DECREASE) IN ACCOUNTS PAYABLE
       AND ACCRUED EXPENSES                        (104,339)        197,220          37,833
     INCREASE (DECREASE) IN ACCRUED INTEREST
      PAYABLE                                       (39,327)         20,646          18,497
     INCREASE IN UNEARNED REVENUE                   799,985
                                                -----------     -----------     -----------
       TOTAL ADJUSTMENTS                            222,551         338,256          68,792
                                                -----------     -----------     -----------
       NET CASH USED IN OPERATING ACTIVITIES     (1,637,653)       (716,843)       (256,456)
   CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASE OF PROPERTY AND EQUIPMENT             (89,352)       (446,599)        (64,926)
     INCREASE IN DEPOSITS AND OTHER ASSETS           (2,508)        (31,450)         (7,675)
     ADVANCE ON NOTES RECEIVABLE                    (45,282)
                                                -----------     -----------     -----------
     NET CASH USED IN INVESTING ACTIVITIES         (137,142)       (478,049)        (72,601)
   CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM (PAYMENT OF) NOTES
       PAYABLE, NET                                (324,600)         28,639         244,700
     PAYMENTS ON CAPITAL LEASE PAYABLE              (22,023)
     PROCEEDS FROM COMMON STOCK ISSUED            2,693,113       1,448,088
                                                -----------     -----------     -----------
       NET CASH PROVIDED BY FINANCING
           ACTIVITIES                             2,346,490       1,476,727         244,700
                                                -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                     571,695         281,835         (84,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        285,793           3,958          88,315
                                                -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR          $   857,488     $   285,793     $     3,958
                                                ===========     ===========     ===========

                        SEE INDEPENDENT AUDITOR'S REPORT.
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------



1.   ORGANIZATION

     THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF WAVETECH, INC. (THE COMPANY) AND ITS WHOLLY OWNED SUBSIDIARIES, INTERPRETEL, INC. (INTERPRETEL), INTERPRETEL (CANADA) INC. AND INTERNATIONAL ENVIRONMENTAL SERVICES CORPORATION (AN INACTIVE CORPORATION). ALL MATERIAL INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED. AS OF AUGUST 31, 1996, AND FOR THE PREVIOUS THREE YEARS, THE COMPANY HAD NO OPERATIONS OTHER THAN ITS INVESTMENT IN INTERPRETEL WHICH WAS MADE ON MARCH 8, 1995. ON MARCH 10, 1995, INTERPRETEL (CANADA) INC. WAS INCORPORATED IN ONTARIO CANADA AS A WHOLLY OWNED SUBSIDIARY OF INTERPRETEL. INTERPRETEL (CANADA) INC. HAD NOT YET HAD ANY ACTIVITIES AS OF AUGUST 31, 1996.

     INTERPRETEL WAS INCORPORATED APRIL 15, 1993, UNDER THE LAWS OF THE STATE OF ARIZONA TO DEVELOP, MARKET AND PROVIDE INTERACTIVE TELECOMMUNICATION SYSTEMS AND SERVICES TO BUSINESS AND INDIVIDUAL CUSTOMERS. THE SYSTEMS INCORPORATE INTERACTIVE CALL PROCESSING, COMPUTER-TELEPHONY INTEGRATION, CARD PRODUCTION/FULFILLMENT, BILL SERVICES, MARKETING, SALES SUPPORT, AND CUSTOMER SERVICE TO PROVIDE FEATURES AND SERVICES, INCLUDING BUT NOT LIMITED TO, LONG DISTANCE DIALING, VOICE/FAX MESSAGING, VOICE/FAX BROADCAST, LANGUAGE INTERPRETATION/TRANSLATION, INFORMATION RETRIEVAL, INTERFACE TO EXISTING DATABASES, AND PRODUCT PROMOTION SERVICES. EACH INTERPRETEL SYSTEM IS DEVELOPED TO REFLECT OR TARGET THE NEEDS OF AN IDENTIFIED (TARGET) MARKET, WITH SERVICES PROVIDED TO INDIVIDUAL CUSTOMERS VIA A CALLING CARD PRODUCT INCORPORATING THE USE OF CERTAIN TRADE SECRETS, TRADEMARKS, SERVICE MARKS, AND MATERIALS RELATED THERETO. IN PRIOR YEARS, INTERPRETEL WAS DEEMED TO BE A DEVELOPMENT STAGE ENTERPRISE. FOR THE YEAR ENDED AUGUST 31, 1996, INTERPRETEL IS CONSIDERED TO BE AN OPERATING COMPANY.

     AS FURTHER DESCRIBED IN NOTE 4, ON MARCH 8, 1995, THE COMPANY ENTERED INTO A PLAN AND AGREEMENT OF REORGANIZATION FOR THE EXCHANGE OF STOCK ("ACQUISITION") WITH THE SHAREHOLDERS OF INTERPRETEL. IN ACCORDANCE WITH ACCOUNTING PRINCIPLES BOARD OPINION NO. 16. "BUSINESS COMBINATIONS," THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A REVERSE ACQUISITION WITH INTERPRETEL DEEMED TO BE THE ACQUIRING ENTITY. ACCORDINGLY, THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF INTERPRETEL, INC. FROM THE EARLIEST PERIOD PRESENTED TO AUGUST 31, 1996. THE ACCOUNTS OF THE COMPANY ARE INCLUDED IN THE FINANCIAL STATEMENTS FROM THE DATE OF THE ACQUISITION TRANSACTION, MARCH 8, 1995 TO AUGUST 31, 1995 AND FOR ALL PERIODS FORWARD.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     FOR PURPOSES OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS, THE COMPANY CONSIDERS ALL HIGHLY LIQUID DEBT INSTRUMENTS WITH A MATURITY OF THREE MONTHS OR LESS (MONEY MARKET ACCOUNTS AND CERTIFICATES OF DEPOSIT) TO BE CASH EQUIVALENTS.

     PROPERTY AND EQUIPMENT

     ALL PROPERTY AND EQUIPMENT IS RECORDED AT COST AND DEPRECIATED OVER THE ESTIMATED USEFUL LIVES OF THE ASSETS, AS FOLLOWS:

       FURNITURE AND FIXTURES                                     7 YEARS
       COMPUTER EQUIPMENT                                         5 YEARS
       SOFTWARE                                                   5 YEARS

     THE COSTS OF MAINTENANCE, REPAIRS AND MINOR RENEWALS ARE CHARGED TO EXPENSE IN THE YEAR INCURRED. EXPENDITURES WHICH INCREASE THE USEFUL LIVES OF THE ASSET ARE CAPITALIZED. WHEN ITEMS ARE RETIRED OR DISPOSED OF, THE COST AND ACCUMULATED DEPRECIATION ARE REMOVED FROM THE ACCOUNTS AND ANY GAIN OR LOSS IS INCLUDED IN INCOME.

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     INTANGIBLE ASSETS

     INTANGIBLE ASSETS CONSIST OF START-UP COSTS. THESE COSTS ARE PRIMARILY CONSULTING FEES AND OTHER COSTS INCURRED IN CONNECTION WITH THE DEVELOPMENT OF THE COMPANY. MANAGEMENT BELIEVES THAT THESE COSTS WILL BE RECOVERED WITH FUTURE OPERATIONS. START-UP COSTS ARE AMORTIZED OVER FIVE YEARS USING THE STRAIGHT-LINE METHOD.

     INCOME TAXES

     THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS 109). SFAS 109 REQUIRES A LIABILITY APPROACH TO ACCOUNTING FOR DEFERRED INCOME TAXES IN THAT THE DEFERRED INCOME TAX LIABILITY OR BENEFIT AT THE END OF AN ACCOUNTING PERIOD SHOULD REFLECT THE ESTIMATED DEFERRED TAX LIABILITY OR TAX BENEFIT ON THE TEMPORARY BOOK-TAX DIFFERENCES AT ANTICIPATED FEDERAL AND STATE INCOME TAX RATES.

     CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     AT AUGUST 31, 1996, THE COMPANY MAINTAINED A CASH BALANCE IN A BANK ACCOUNT IN EXCESS OF THE FDIC INSURABLE AMOUNT. THE CASH BALANCE WAS $840,417 WHICH EXCEEDS THE FDIC INSURABLE AMOUNT BY $740,417.

     THE COMPANY EXTENDS CREDIT TO CUSTOMERS ON AN UNSECURED BASIS IN THE ORDINARY COURSE OF BUSINESS. THE COMPANY BILLS ITS SERVICES DIRECTLY TO AUTHORIZED CUSTOMER CREDIT CARDS AS USAGE IS INCURRED.

     SFAS 107 REQUIRES DISCLOSING FAIR VALUE TO THE EXTENT PRACTICABLE FOR FINANCIAL INSTRUMENTS WHICH ARE RECOGNIZED OR UNRECOGNIZED IN THE BALANCE SHEET. THE FAIR VALUE OF THE FINANCIAL INSTRUMENTS DISCLOSED HEREIN IS NOT NECESSARILY REPRESENTATIVE OF THE AMOUNT THAT COULD BE REALIZED OR SETTLED, NOR DOES THE FAIR VALUE AMOUNT CONSIDER THE TAX CONSEQUENCES OF REALIZATION OR SETTLEMENT.

     THE CARRYING AMOUNTS FOR CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, LICENSE FEE RECEIVABLE, ACCOUNTS PAYABLE AND NOTES PAYABLE APPROXIMATE FAIR VALUE BECAUSE OF THE SHORT MATURITY OF THESE INSTRUMENTS. THE FAIR VALUE OF THE COMMON STOCK OF SWITCH TELECOMMUNICATIONS PTY LIMITED IS ESTIMATED AT CARRYING VALUE AS SUCH STOCK IS NOT TRADED ON THE OPEN MARKET AND MARKET PRICE IS NOT READILY AVAILABLE. THE COMPANY DOES NOT HOLD OR ISSUE FINANCIAL INSTRUMENTS FOR TRADING PURPOSES.

       ADVERTISING COSTS

     THE COST OF ADVERTISING IS EXPENSED WHEN INCURRED OR WHEN THE FIRST ADVERTISING TAKES PLACE. WAVETECH AND INTERPRETEL DO NOT PARTICIPATE IN DIRECT-RESPONSE ADVERTISING WHICH REQUIRES THE CAPITALIZATION AND AMORTIZATION OF RELATED COSTS.

   INVESTMENTS

     INVESTMENTS IN COMPANIES IN WHICH THE COMPANY HAS LESS THAN A 20% INTEREST ARE CARRIED AT COST. DIVIDENDS RECEIVED FROM THOSE COMPANIES ARE INCLUDED IN OTHER INCOME. DIVIDENDS RECEIVED IN EXCESS OF THE COMPANY'S PROPORTIONATE SHARE OF ACCUMULATED EARNINGS ARE APPLIED AS A REDUCTION OF THE COST OF THE INVESTMENT.

                        WAVETECH, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                 --------------






3.   USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNT OF ASSETS AND LIABILITIES AND DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

     MANAGEMENT UTILIZED CERTAIN ESTIMATES IN CONNECTION WITH ESTABLISHING THE VALUE OF THE COMMON STOCK OF SWITCH (NOTE 5). IT IS AT LEAST REASONABLY POSSIBLE THAT THESE ESTIMATES WILL CHANGE IN THE NEAR TERM DUE TO ONE OR MORE FUTURE EVENTS. SUCH A CHANGE WOULD CHANGE THE VALUE OF THE COMMON STOCK OF SWITCH. THE EFFECT OF THE CHANGE COULD BE MATERIAL TO THE FINANCIAL STATEMENTS.

     MANAGEMENT HAS NOT RECORDED A DEFERRED TAX ASSET OF $2,531,000 TO REFLECT THE POTENTIAL BENEFIT OF $6,040,000 IN LOSS CARRYFORWARDS, WHICH EXPIRE IN VARYING AMOUNTS BETWEEN 1997 AND 2001. REALIZATION DEPENDS ON GENERATING SUFFICIENT TAXABLE INCOME BEFORE EXPIRATION OF THE LOSS CARRYFORWARD. THE COMPANY HAS A NUMBER OF PROMISING STRATEGIES UNDER DEVELOPMENT, BUT IS AWARE THAT FAILURE OF THE COMPANY'S DEVELOPMENT EFFORTS COULD REDUCE ESTIMATES OF THE COMPANY'S PROFITABILITY WHICH COULD AFFECT THE COMPANY'S ABILITY TO USE ITS LOSS CARRYFORWARDS (NOTE 12).

4.   BUSINESS COMBINATION

     ON MARCH 8, 1995, THE COMPANY ENTERED INTO AN AGREEMENT WITH INTERPRETEL PURSUANT TO WHICH THE COMPANY AGREED TO ISSUE 6,000,000 SHARES OF ITS COMMON STOCK IN EXCHANGE FOR 100% OF THE OUTSTANDING 1,532,140 SHARES OF COMMON STOCK OF INTERPRETEL. THE TRANSACTION RESULTED IN THE FORMER SHAREHOLDERS OF INTERPRETEL OWNING APPROXIMATELY 80% OF THE OUTSTANDING SHARES OF THE COMPANY. IN ACCORDANCE WITH ACCOUNTING PRINCIPLES BOARD OPINION NO. 16 "BUSINESS COMBINATIONS," THE ACQUISITION HAS BEEN ACCOUNTED FOR AS A REVERSE ACQUISITION WITH INTERPRETEL DEEMED TO BE THE ACQUIRING ENTITY OF THE COMPANY. THE COMMON SHARES ISSUED IN CONNECTION WITH THE ACQUISITION WERE ASSIGNED NO VALUE BECAUSE THE COMPANY HAD NO ASSETS OR LIABILITIES AT THE DATE OF THE ACQUISITION.

     THE ACQUISITION AGREEMENT ALSO PROVIDES THAT DURING THE THREE YEAR PERIOD FOLLOWING THE MARCH 8, 1995 CLOSING, FORMER SHAREHOLDERS OF INTERPRETEL CAN RECEIVE AN ADDITIONAL 7,500,000 COMMON SHARES OF THE COMPANY THROUGH AN "EARN-OUT" BASED UPON BEFORE TAX NET PROFIT. DURING THE TWO YEAR PERIOD FOLLOWING CLOSING, FORMER SHAREHOLDERS OF INTERPRETEL SHALL EARN UP TO 3,750,000 COMMON SHARES OF THE COMPANY FOR EVERY $0.50 NET PROFIT BEFORE TAXES, AND AN ADDITIONAL 3,750,000 COMMON SHARES OF THE COMPANY FOR EVERY $1.00 OF CUMULATIVE TOTAL NET PROFIT BEFORE TAXES. DURING THE THIRD YEAR FOLLOWING CLOSING, ANY SHARES NOT PREVIOUSLY ISSUED PURSUANT TO THIS AGREEMENT CAN BE EARNED AT $1.50 NET PROFIT BEFORE TAXES PER SHARE. THESE ADDITIONAL SHARES WILL NOT BE CONSIDERED IN RECORDING THE ACQUISITION TRANSACTION UNTIL SUCH TIME AS THE EARNINGS TARGETS HAVE BEEN MET.

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------




4.   BUSINESS COMBINATION, CONTINUED

     THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF INTERPRETEL, CONSIDERED TO BE THE ACQUIRING ENTITY, FROM THE EARLIEST PERIOD PRESENTED. THE ACCOUNTS OF THE COMPANY ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS FROM THE DATE OF THE ACQUISITION, MARCH 8, 1995. PRO-FORMA RESULTS OF OPERATIONS AS THOUGH THE COMPANIES HAD BEEN COMBINED AS OF SEPTEMBER 1, 1993 ARE APPROXIMATELY AS FOLLOWS:

                                              PERIOD ENDED          PERIOD ENDED
                                            AUGUST 31, 1995       AUGUST 31, 1994
                                            ---------------       ---------------
REVENUES                                    $        24,468         $     1,151
                                            ===============         ===========
NET LOSS                                    $    (1,347,139)        $(1,062,866)
                                            ===============         ===========
NET LOSS PER COMMON SHARE                   $          (.17)        $      (.14)
                                            ===============         ===========

5.   INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED

     ON MAY 21, 1996, THE COMPANY ENTERED INTO AN AGREEMENT WITHIN A MEMORANDUM OF UNDERSTANDING WITH SWITCH TELECOMMUNICATIONS PTY LIMITED (SWITCH) TO EXCHANGE AN EQUITY INTEREST IN THE COMPANY FOR AN EQUITY INTEREST IN SWITCH. THE EQUITY INTERESTS CONSIST OF OUTSTANDING COMMON STOCK OF THE RESPECTIVE COMPANIES. THE EXCHANGE AGREEMENT PROVIDED FOR AN EXCHANGE OF UP TO FIVE PERCENT OF THE VALUE OF THE OUTSTANDING COMMON EQUITY OF SWITCH IN EXCHANGE FOR A FIXED NUMBER OF SHARES OF THE COMPANY AT THE PRICE AT WHICH THE STOCK WAS TRADING ON THE DATE THE AGREEMENT, MAY 21, 1996. ON AUGUST 28, 1996 THE DEFINITIVE AGREEMENT WAS SIGNED AND THE SHARES WERE ISSUED. THE COMPANY RECEIVED FIVE SHARES OF SWITCH COMMON STOCK IN EXCHANGE FOR 1,544,110 SHARES OF THE COMPANY'S STOCK.

     SWITCH IS A WHOLLY OWNED SUBSIDIARY OF TECH PACIFIC HOLDINGS LIMITED (TECH PACIFIC). TECH PACIFIC IS AN AUSTRALIAN CORPORATION WHOSE STOCK IS NOT PUBLICLY TRADED. TECH PACIFIC IS A WHOLLY OWNED SUBSIDIARY OF FIRST PACIFIC, A PUBLICLY TRADED COMPANY ON THE HONG KONG STOCK EXCHANGE. SWITCH CONDUCTS BUSINESS AS A TELECOMMUNICATIONS FIXED NETWORK SERVICE PROVIDER AND ALSO VALIDATES MOBILE TELEPHONE CONNECTIONS FOR TELESTRA MOBILENET IN AUSTRALIA. THE COMPANY HAS ENTERED INTO A CONTRACT APPOINTING SWITCH AS THE EXCLUSIVE PROVIDER OF INTERPRETEL'S TELECOMMUNICATIONS SERVICES IN AUSTRALIA, NEW ZEALAND, THE SUBCONTINENT OF INDIA AND ASIA (EXCLUDING KOREA AND JAPAN) (NOTE 6).

     THE VALUE ASSIGNED TO THE SWITCH SHARES RECEIVED WAS DETERMINED BY MANAGEMENT VALUING THE WHOLE OF THE ISSUED CAPITAL OF SWITCH ON THE BASIS OF DISCOUNTING THE ANTICIPATED FUTURE CASH FLOW. THIS METHOD DETERMINES THE NET PRESENT VALUE OF THE UNDERLYING CASH FLOW OF A BUSINESS. IT RECOGNIZES THAT MONEY HAS A TIME VALUE BY DISCOUNTING FUTURE CASH FLOWS AT AN APPROPRIATE DISCOUNT RATE. A VALUATION USING DISCOUNTED CASH FLOW PROCEDURES REQUIRES THE DETERMINATION OF THE NATURE AND TIMING OF FUTURE CASH INFLOWS AND OUTFLOWS AND THE DISCOUNT FACTOR TO BE APPLIED TO THE CASH FLOWS. FUTURE CASH FLOWS MAY NOT BE ACHIEVED AND CONSEQUENTLY ANY FUTURE VARIATION BETWEEN THE ACTUAL CASH FLOW AND THOSE UTILIZED BY MANAGEMENT WILL AFFECT THE VALUATION. SINCE SWITCH IS A PRIVATELY HELD COMPANY, THE MARKET VALUE OF THE SHARES IS NOT READILY ASCERTAINABLE AND IS SUBJECT TO UNCERTAINTY.

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------



5.   INVESTMENT IN SWITCH TELECOMMUNICATIONS AUSTRALIA PTY LTD., CONTINUED

     THE AGREEMENT PROVIDES THAT WHEN TECH PACIFIC COMPLETES AN INITIAL PUBLIC OFFERING OF ITS EQUITY SECURITIES, THE COMPANY WILL HAVE THE RIGHT UPON WRITTEN NOTICE TO TECH PACIFIC TO CONVERT ITS SWITCH COMMON STOCK INTO EQUITY SECURITIES OF AN EQUIVALENT VALUE PROPOSED TO BE OFFERED BY TECH PACIFIC. THE VALUE OF SWITCH COMMON STOCK HELD BY THE COMPANY FOR THIS PURPOSE WILL BE ITS THEN CURRENT FAIR MARKET VALUE AS DETERMINED BY AN INDEPENDENT THIRD PARTY. IF TECH PACIFIC HAS NOT COMPLETED AN INITIAL PUBLIC OFFERING WITHIN TWO YEARS FROM THE DATE OF THE AGREEMENT, THEN TECH PACIFIC SHALL, UPON THIRTY DAYS WRITTEN NOTICE FROM THE COMPANY, REPURCHASE THE SWITCH COMMON STOCK HELD BY THE COMPANY AT ITS THEN MARKET VALUE AS DETERMINED BY AN INDEPENDENT THIRD PARTY.

     AS SOON AS PRACTICABLE AFTER THE ISSUANCE OF THE COMPANY'S COMMON STOCK TO SWITCH AND FOR AS LONG AS SWITCH HOLDS AT LEAST 750,000 SHARES OF THE COMPANY'S COMMON STOCK, THE COMPANY WILL RESERVE TWO SEATS ON ITS BOARD OF DIRECTORS FOR DESIGNEES OF SWITCH.

     CONCURRENT WITH THE EXCHANGE OF THE COMPANY'S COMMON STOCK FOR SWITCH COMMON STOCK, THE COMPANY WILL ISSUE TO SWITCH A THREE-YEAR WARRANT TO PURCHASE UP TO 2,000,000 SHARES OF THE COMPANY'S COMMON STOCK AT A PRICE OF $1.50 PER SHARE. IN CONSIDERATION OF AND AT THE TIME OF SUCH ISSUANCE, SWITCH WILL PAY TO THE COMPANY A FEE OF $20,000.

6.   LICENSING AGREEMENT

     THE COMPANY ENTERED INTO AN EQUIPMENT AND SOFTWARE TURNKEY AGREEMENT WITH SWITCH PURSUANT TO A MEMORANDUM OF UNDERSTANDING AMONG THE CUSTOMER AND THE SUPPLIER DATED MAY 21, 1996. THIS AGREEMENT SETS FORTH THE TERMS OF FEES AND SERVICES BETWEEN INTERPRETEL AND SWITCH. THE AGREEMENT PROVIDES FOR THE PURCHASE OF THE INTERPRETEL SYSTEM AND LICENSING FOR ITS USE IN AUSTRALIA, NEW ZEALAND, THE SUBCONTINENT OF INDIA AND ASIA (EXCLUDING KOREA AND JAPAN). THE INITIAL TERM OF THE LICENSE IS SEVEN YEARS.

     IN THE AGREEMENT, SWITCH CONTRACTED TO PURCHASE AN INTERPRETEL SYSTEM CONSISTING OF A COMPUTER PLATFORM AND RELATED SOFTWARE. THE PURCHASE PRICE IS APPROXIMATELY $500,000. SWITCH AGREED TO AND PAID A DEPOSIT EQUAL TO 60% OF THE PURCHASE PRICE WHICH IS REFLECTED IN THE FINANCIAL STATEMENTS AS INVENTORY DEPOSIT AND UNEARNED REVENUE. SWITCH WILL PAY THE REMAINING BALANCE UPON ACCEPTANCE OF THE COMPLETE INSTALLATION OF THE SYSTEM.

     THE AGREEMENT ALSO PROVIDES FOR A LICENSING FEE IN THE AMOUNT OF $500,000 TO BE PAID TO INTERPRETEL OVER A THREE-YEAR PERIOD. $200,000 OF THE FEE IS PAYABLE ON THE FIRST ANNIVERSARY OF THE DATE OF DELIVERY OF AN ACCEPTABLE WORKING PLATFORM IN AUSTRALIA AND $150,000 PAYABLE ON EACH OF THE NEXT TWO ANNIVERSARIES OF THE DATE OF DELIVERY AS SPECIFIED FOR THE FIRST PAYMENT. SWITCH SHALL NOT HAVE AN OBLIGATION TO PAY ANY FEES PURSUANT TO TERMINATION PROVISIONS IN THE AGREEMENT. THE LICENSING FEES ARE REFLECTED IN THE FINANCIAL STATEMENTS AS LICENSING FEES RECEIVABLE AND UNEARNED REVENUE.

     SWITCH WILL PAY AN ADDITIONAL FEE TO INTERPRETEL OF 2% OF THE GROSS REVENUES ON ALL SALES OF PRODUCTS BY SWITCH USING THE INTERPRETEL SYSTEM, INCLUDING WITHOUT LIMITATION ON GROSS REVENUES DERIVED FROM PREPAID APPLICATIONS, POST-PAID APPLICATIONS AND INTERACTIVE VOICE RESPONSE SYSTEMS. THE FEE OF 2% OF GROSS REVENUES SHALL BE REVIEWED BY THE PARTIES AND INCREASED OR DECREASED BY MUTUAL AGREEMENT OF THE PARTIES AT LEAST ANNUALLY, REVIEWED AFTER THE FIRST 15,000 CARDS ARE ON THE INTERPRETEL SYSTEM IN AUSTRALIA, AND REVIEWED IF NET REVENUES FOR SWITCH ARE ALTERED BY A CHANGE IN CARRIER DISCOUNTS AND/OR RATES. NET REVENUES ARE DEFINED AS GROSS REVENUES MINUS CARRIER COSTS ONLY.

                        WAVETECH, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                --------------




7.   PROPERTY AND EQUIPMENT

     PROPERTY AND EQUIPMENT IS COMPOSED OF THE FOLLOWING AT DECEMBER 31, 1996 AND 1995:

                                                         1996            1995
                                                      ---------       ---------
FURNITURE AND FIXTURES                                $ 116,634       $   8,421
COMPUTER EQUIPMENT                                      485,600         477,676
SOFTWARE                                                106,856          25,428
                                                      ---------       ---------
  TOTAL PROPERTY AND EQUIPMENT, AT COST                 709,090         511,525
LESS:  ACCUMULATED DEPRECIATION                        (169,562)        (35,060)
                                                      ---------       ---------
  NET PROPERTY AND EQUIPMENT                          $ 539,528       $ 476,465
                                                      =========       =========

8.   NOTES PAYABLE

     DURING THE YEAR ENDED AUGUST 31, 1994, INTERPRETEL BORROWED $324,600 THROUGH A PRIVATE PLACEMENT OF UNCOLLATERALIZED 8% NOTES. THE NOTES INCLUDED WARRANTS TO PURCHASE 216,400 SHARES OF INTERPRETEL COMMON STOCK. AT THE DATE OF THE ACQUISITION (NOTE 4), THE WARRANTS TO PURCHASE INTERPRETEL COMMON STOCK WERE CONVERTED TO WARRANTS TO PURCHASE 847,437 SHARES OF COMMON STOCK OF THE COMPANY. THE NOTES ACCRUED INTEREST THROUGH JULY 31, 1995, AT WHICH TIME ALL PRINCIPAL AND ACCRUED INTEREST ON THE NOTES WAS DUE. AT AUGUST 31, 1995, THE PRINCIPAL AMOUNT OF THE NOTES AND ACCRUED INTEREST OF $39,327 WAS UNPAID. THE NOTES AND ACCRUED INTEREST WERE REPAID DURING THE PERIOD ENDED AUGUST 31, 1996.

     DURING THE YEAR ENDED AUGUST 31, 1995, INTERPRETEL RECEIVED A SHORT-TERM ADVANCE OF $100,000 FROM AN UNAFFILIATED ENTITY. THE TERMS OF THE ADVANCE REQUIRED A PAYMENT OF $46,361 AND ISSUANCE OF 100,000 SHARES OF THE COMPANY'S COMMON STOCK. AT AUGUST 31, 1995, THE COMPANY HAD MADE THE REQUIRED PAYMENT OF $46,361. AS THE SHARES OF COMMON STOCK HAD NOT BEEN ISSUED AT AUGUST 31, 1996, NOTES PAYABLE INCLUDES THE UNPAID BALANCE OF $53,639. THE COMPANY INTENDS TO ISSUE THE 100,000 SHARES OF COMMON STOCK IN 1996 (NOTE 11). THE TERMS OF THE BORROWING REQUIRE THE COMPANY TO ISSUE 50,000 SHARES OF REGISTERED COMMON STOCK WITH THE REMAINING 50,000 SHARES OF COMMON STOCK BEING ISSUED AS UNREGISTERED COMMON STOCK.

       FUTURE MATURITIES OF NOTES PAYABLE ARE AS FOLLOWS:

         1997                                                     $     53,639
                                                                  ============

9.   CAPITAL LEASES PAYABLE

     THE COMPANY HAS ENTERED INTO CAPITAL LEASE ARRANGEMENTS FOR OFFICE FURNITURE AND EQUIPMENT. THE LEASES REQUIRE MONTHLY PAYMENTS OF $2,591 INCLUDING INTEREST.

       FUTURE LEASE COMMITMENTS ARE AS FOLLOWS:

         1997                                                     $     31,091
         1998                                                           31,091
         1999                                                           12,659
         2000                                                            6,515
         2001                                                            4,834
                                                                  ------------
                                                                  $     86,190
                                                                  ============

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------



10.  COMMITMENTS

     THE COMPANY HAS ENTERED INTO CANCELABLE OPERATING AGREEMENTS WITH A TELECOMMUNICATIONS SERVICE PROVIDER. THE COMPANY HAS AGREED TO A $12,040 MONTHLY MINIMUM CHARGE. ALTHOUGH THERE ARE A LIMITED NUMBER OF SERVICE PROVIDERS FOR THE CALL PROCESSING SYSTEMS USED BY THE COMPANY, MANAGEMENT BELIEVES THAT OTHER SUPPLIERS COULD PROVIDE SIMILAR SERVICES ON COMPARABLE TERMS.

     THE COMPANY HAS ENTERED INTO A LEASE AGREEMENT FOR OFFICE SPACE.

     FUTURE LEASE COMMITMENTS ARE AS FOLLOWS:

         1997                                                     $ 85,446
         1998                                                       99,453
         1999                                                      105,056
         2000                                                      110,659
         2001                                                      116,262
         THEREAFTER                                                 29,416
                                                                  --------
             TOTAL                                                $546,292
                                                                  ========

11.  STOCKHOLDERS' EQUITY

     COMMON STOCK

     DURING THE YEAR ENDED AUGUST 31, 1996, THE COMPANY ISSUED COMMON STOCK PURSUANT TO VARIOUS SECURITIES AND EXCHANGE COMMISSION REGULATION S STOCK SUBSCRIPTION AGREEMENTS. THE COMPANY ISSUED 3,115,253 SHARES OF COMMON STOCK AND RECEIVED $2,658,734.

     ON MAY 21, 1996 THE COMPANY ENTERED INTO AN AGREEMENT WITH SWITCH TO EXCHANGE AN EQUITY INTEREST IN THE COMPANY FOR AN EQUITY INTEREST IN SWITCH (NOTE 5). ON AUGUST 30, 1996 THE COMPANY ISSUED 1,544,110 SHARES COMMON STOCK IN EXCHANGE FOR FIVE SHARES OF SWITCH COMMON STOCK.

     ON MARCH 8, 1995, THE COMPANY ENTERED INTO AN AGREEMENT WITH INTERPRETEL PURSUANT TO WHICH THE COMPANY AGREED TO ISSUE 6,000,000 SHARES OF ITS COMMON STOCK IN EXCHANGE FOR 100% OF THE OUTSTANDING 1,532,140 SHARES OF COMMON STOCK OF INTERPRETEL.

     DURING THE YEAR ENDED AUGUST 31, 1995, INTERPRETEL ISSUED 481,140 SHARES OF COMMON STOCK FOR CASH AND SERVICES VALUED AT $348,389.

     DURING THE PERIOD FROM SEPTEMBER 1, 1994 THROUGH THE DATE OF THE ACQUISITION, THE COMPANY ISSUED 625,000 SHARES OF COMMON STOCK FOR A NET VALUE OF $406,774. INCLUDED IN THE SHARES ISSUED BY THE COMPANY PRIOR TO THE MERGER ARE 315,000 SHARES VALUED AT $.50 PER SHARE ISSUED TO THE COMPANY'S ATTORNEY FOR LEGAL SERVICES. DURING THE PERIOD FROM THE DATE OF THE MERGER THROUGH AUGUST 31, 1995, THE COMPANY ISSUED 1,488,980 SHARES OF COMMON STOCK IN ACCORDANCE WITH SECURITIES AND EXCHANGE COMMISSION REGULATION S FOR NET PROCEEDS OF $1,200,238.

     DURING THE YEAR ENDED AUGUST 31, 1995, INTERPRETEL RECEIVED A SHORT-TERM ADVANCE OF $100,000 FROM AN UNAFFILIATED ENTITY (NOTE 8). THE TERMS OF THE ADVANCE REQUIRED A PAYMENT OF $46,361 AND ISSUANCE OF 100,000 SHARES OF THE COMPANY'S COMMON STOCK. THE TERMS OF THE BORROWING REQUIRE THE COMPANY TO ISSUE 50,000 SHARES OF REGISTERED COMMON STOCK WITH THE REMAINING 50,000 SHARES OF COMMON STOCK BEING ISSUED AS UNREGISTERED COMMON STOCK. AT AUGUST 31, 1996, THE 100,000 SHARES OF COMMON STOCK HAD NOT BEEN ISSUED. THE COMPANY INTENDS TO ISSUE THE 100,000 SHARES OF COMMON STOCK DURING THE YEAR ENDED AUGUST 31, 1997.

                         NOTES TO FINANCIAL STATEMENTS

                        WAVETECH, INC. AND SUBSIDIARIES
                                 --------------




11.  STOCKHOLDERS' EQUITY, CONTINUED

     WARRANTS

     DURING 1995 AND 1994, INTERPRETEL ISSUED WARRANTS FOR THE PURCHASE OF ITS COMMON STOCK IN CONNECTION WITH A NOTE OFFERING (NOTE 8). AT THE DATE OF THE ACQUISITION, THE WARRANTS WERE CONVERTED TO WARRANTS TO PURCHASE COMMON STOCK OF THE COMPANY. THE WARRANTS ARE EXERCISABLE AT A PRICE OF $1.00 PER SHARE AT ANY TIME PRIOR TO MAY 31, 1998. AS OF AUGUST 31, 1996, THERE WERE 820,885 WARRANTS OUTSTANDING.

     DURING 1995 AND 1994, INTERPRETEL ISSUED WARRANTS FOR THE PURCHASE OF ITS COMMON STOCK IN CONNECTION WITH A PRIVATE PLACEMENT OFFERING OF UNITS OF COMMON STOCK. AT THE DATE OF THE ACQUISITION, THE WARRANTS WERE CONVERTED TO WARRANTS TO PURCHASE COMMON STOCK OF THE COMPANY. THE WARRANTS ARE EXERCISABLE AT A PRICE OF $3.50 PER SHARE. THE WARRANTS EXPIRE JUNE 30, 1997. AS OF AUGUST 31, 1996, THERE WERE 25,706 WARRANTS OUTSTANDING.

     IN CONNECTION WITH ITS INITIAL PUBLIC OFFERING, THE COMPANY ISSUED CLASS A AND CLASS B REDEEMABLE COMMON STOCK PURCHASE WARRANTS. AT AUGUST 31, 1995, 13,455 CLASS A WARRANTS AND 12,098 CLASS B WARRANTS WERE OUTSTANDING WITH AN EXERCISE PRICE OF $10.00 PER SHARE. IN ACCORDANCE WITH THE TERMS OF WARRANT AGREEMENTS, THE COMPANY CANCELED THE WARRANTS EFFECTIVE JANUARY 31, 1996.

     STOCK OPTIONS

     THE COMPANY HAS GRANTED CERTAIN OPTIONS TO EMPLOYEES AND CONSULTANTS AT PRICES NOT LESS THAN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK ON THE DATE OF GRANT. ALL OPTIONS ARE GRANTED FOR FUTURE SERVICES AND VEST OVER A PERIOD RANGING TO THREE YEARS. NO CHARGES TO OPERATIONS ARE RECORDED WITH RESPECT TO AUTHORIZATION, GRANT, OR EXERCISE OF THESE STOCK OPTIONS.

     DURING THE YEAR ENDED AUGUST 31, 1996, THE COMPANY GRANTED OPTIONS TO PURCHASE 1,550,000 SHARES OF COMMON STOCK IN CONNECTION WITH FOUR EMPLOYMENT AGREEMENTS. THE OPTIONS WERE GRANTED AT THE MARKET PRICE OF THE STOCK ON THE DATES OF THE GRANTS.

     DURING THE YEAR ENDED AUGUST 31, 1995 STOCK OPTIONS TO PURCHASE 450,000 WERE CANCELED PURSUANT TO THE TERMINATION OF AN EMPLOYMENT AGREEMENT.

                                                                   EXERCISE PRICE
                                                  NUMBER OF          PER SHARE
                                                   SHARES              RANGE
                                                 ----------        --------------
OUTSTANDING AUGUST 31, 1994                         436,250         $ .10 - 6.25
EXERCISED                                          (300,000)                 .10
                                                 ----------         ------------
OUTSTANDING AUGUST 31, 1995                         136,250           .10 - 6.25
ISSUED                                            1,550,000            1.31-1.94
CANCELED                                           (450,000)                1.94
                                                 ----------         ------------
OUTSTANDING AUGUST 31, 1996                       1,236,250         $ .10 - 6.25
                                                 ==========         ============

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------




12.  INCOME TAXES

     AT AUGUST 31, 1996, THE COMPANY HAS NET OPERATING LOSS CARRYFORWARDS TOTALING APPROXIMATELY $6,040,000 THAT MAY BE OFFSET AGAINST FUTURE INCOME FROM 1997 TO 2001 WITH VARYING EXPIRATION DATES. NO TAX BENEFIT HAS BEEN RECORDED IN THE FINANCIAL STATEMENTS SINCE THE COMPANY IS UNSURE AS TO IF OR WHEN THE NET OPERATING LOSS CARRYFORWARDS WOULD BE REALIZED. THE POTENTIAL BENEFIT OF THE NET OPERATING LOSS CARRYFORWARDS AND THE DEFERRED TAX BENEFIT OF FUTURE TIMING DIFFERENCES UNDER SFAS NO. 109 IS APPROXIMATELY $2,531,000. THE MARCH 8, 1995 ACQUISITION (NOTE 4) RESULTED IN A "CHANGE IN CONTROL" AS DEFINED BY INTERNAL REVENUE SERVICE REGULATIONS. ACCORDINGLY, THE UTILIZATION OF THE COMPANY'S NET OPERATING LOSS CARRYFORWARDS MAY BE SUBJECT TO ANNUAL LIMITATIONS. THE TOTAL AMOUNT OF THE NET OPERATING LOSS CARRYFORWARD, $6,040,000, CONSISTS OF PRE-ACQUISITION LOSSES OF APPROXIMATELY $3,186,000

     THE INCOME TAX BENEFIT FOR THE YEARS ENDED AUGUST 31 IS COMPRISED OF THE FOLLOWING AMOUNTS:

                                 1996          1995          1994
                              ---------     ---------     ---------
       CURRENT                $     -0-     $     -0-     $     -0-
                              ---------     ---------     ---------
       DEFERRED
         FEDERAL              $(628,000)    $(367,000)    $(312,000)
         STATE                  (67,000)      (64,000)      (80,000)
                              ---------     ---------     ---------
                               (695,000)     (431,000)     (392,000)
       VALUATION ALLOWANCE      695,000       431,000       392,000
                              ---------     ---------     ---------
       TOTAL TAX BENEFIT      $     -0-     $     -0-     $     -0-
                              =========     =========     =========

     THE COMPANY'S TAX BENEFIT DIFFERS FROM THE BENEFIT CALCULATED USING THE FEDERAL STATUTORY INCOME TAX RATE FOR THE FOLLOWING REASONS:

                                                1996        1995        1994
                                               ------      ------      ------
         STATUTORY TAX RATE                     (35.0%)     (35.0%)     (35.0%)
         STATE INCOME TAXES                      (9.0%)      (9.0%)      (9.0%)
         AMORTIZATION OF ORGANIZATION COSTS       7.0%        5.0%        8.5%
         RELEASE OF VALUATION ALLOWANCE          37.0%       39.0%       35.5%
                                               ------      ------      ------
         EFFECTIVE TAX RATE                        .0%         .0%         .0%
                                               ======      ======      ======

         THE COMPONENTS OF THE NET DEFERRED TAX ASSET ARE AS FOLLOWS:

                                                     1996            1995
                                                 -----------     -----------
         DEFERRED TAX ASSET:
           AMORTIZATION OF ORGANIZATION COSTS    $  (164,000)    $  (214,000)
           NET OPERATING LOSS CARRYFORWARD        (1,500,000)     (1,127,000)
                                                 -----------     -----------
                                                  (1,664,000)     (1,341,000)
           VALUATION ALLOWANCE                     1,664,000       1,341,000
                                                 -----------     -----------
                                                 $       -0-     $       -0-
                                                 ===========     ===========

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------




13.  RELATED PARTY TRANSACTIONS

     THE COMPANY HAS ENTERED INTO CANCELABLE OPERATING AGREEMENTS WITH A TELECOMMUNICATIONS SERVICE PROVIDER WHO IS A SHAREHOLDER OF COMMON STOCK OF THE COMPANY. THE COMPANY HAS AGREED TO A $12,040 MONTHLY MINIMUM CHARGE WITH THE SERVICE PROVIDER. THE CURRENT AND FUTURE CONTRACTS WITH THE SERVICE PROVIDER HAVE BEEN AND ARE ANTICIPATED TO BE AT MARKET RATES. THE COMPANY ALSO PURCHASED COMPUTER EQUIPMENT AND SOFTWARE FROM THIS PROVIDER.

     DURING 1995, THE COMPANY ISSUED 315,000 SHARES VALUED AT $.50 PER SHARE TO THE COMPANY'S ATTORNEY FOR LEGAL SERVICES.

14.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
     DURING THE YEAR ENDED AUGUST 31, 1996, THE COMPANY ENTERED INTO CAPITAL LEASES IN THE AMOUNT OF $108,213 TO PURCHASE OFFICE EQUIPMENT.

     DURING THE YEAR ENDED AUGUST 31, 1996, THE COMPANY ENTERED INTO AN AGREEMENT WITH SWITCH TO EXCHANGE AN EQUITY INTEREST IN THE COMPANY FOR AN EQUITY INTEREST IN SWITCH (NOTE 4). THE COMPANY ISSUED 1,544,110 SHARES OF ITS COMMON STOCK IN EXCHANGE FOR 5 SHARES OF THE COMMON STOCK OF SWITCH.

     DURING THE YEAR ENDED AUGUST 31, 1996, THE COMPANY ISSUED 250,000 SHARES OF COMMON STOCK FOR CONSULTING SERVICES.

     ON MARCH 8, 1995, THE COMPANY ISSUED 6,000,000 COMMON SHARES IN EXCHANGE FOR THE 100% OF THE OUTSTANDING COMMON STOCK OF INTERPRETEL, INC. THE TRANSACTION HAS BEEN ACCOUNTED FOR AS A REVERSE PURCHASE WITH THE VALUATION OF THE SHARES ISSUED BASED ON THE FAIR VALUE OF THE NET ASSETS ACQUIRED (NOTE 4).

     SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:

       CASH PAID DURING THE PERIOD FOR:

         INCOME TAXES                        $    50         $   50         $ 54
                                             =======         ======         ====
         INTEREST                            $39,327         $1,941         $140
                                             =======         ======         ====


15.  SUBSEQUENT EVENTS

     SUBSEQUENT TO AUGUST 31, 1995, THE COMPANY ENTERED IN TO A CANCELABLE OPERATING AGREEMENT WITH A CONSULTING FIRM. THE FEE FOR THESE SERVICES IS $5,000 PER MONTH OF WHICH $3,000 WILL BE IN CASH AND $2,000 WILL BE SHARES OF COMMON STOCK. THE AGREEMENT ALSO PROVIDES FOR A FIVE YEAR OPTION ON 100,000 SHARE OF COMMON STOCK AT AN EXERCISE PRICE OF $1.00 PER SHARE.

     SUBSEQUENT TO AUGUST 31, 1996, THE COMPANY ENTERED INTO A STOCK OPTION AGREEMENT WITH A CUSTOMER. THE AGREEMENT ALLOWS OPTIONS ON 200,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF THE CLOSING BID ON THE DATE OF THE AGREEMENT. THE OPTIONS SHALL VEST OVER A PERIOD OF TIME WHICH COINCIDES WITH A SCHEDULE OF ACTIVE USAGE OF THE INTERPRETEL SYSTEM.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The directors and executive officers of the Company are as follows:

Name                  Age    Position Held with Company
----                  ---    --------------------------
Terence E. Belsham     60    Chairman of the Company's Board of Directors

Richard P. Freeman     39    Vice President, Investor Relations and Product Development,
                             and a member of the Company's Board of Directors

Donna S. Moore         42    Vice President, Operations

Gerald I. Quinn        52    President, Chief Executive Officer,
                             and a member of the Company's Board of Directors


(1) All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers serve at the pleasure of the Board of Directors of the Company.

(2) On September 1, 1996, Lydia M. Montoya, CPA, age 43, joined the Company as its Chief Financial Officer.


ITEM 10.                   EXECUTIVE COMPENSATION

(A)      CASH COMPENSATION

The Company had 16 employees as of August 31, 1996. All Executive Officers, Terence E. Belsham, Richard P. Freeman, and Gerald I. Quinn, have employment contracts (see Exhibits 10.30. 10.31 and 10.32). The employment contracts of Terence E. Belsham, Richard P. Freeman, and Gerald I. Quinn are for an automatically renewing one year terms and provide for mutually agreed upon levels of compensation.

                                                              SUMMARY COMPENSATION TABLE
                                ------------------------------------------------------------------------------
NAME AND PRINCIPAL                          ANNUAL COMPENSATION                           LONG TERM COMPENSATION
POSITION
------------------               ----------------------------------------           ----------------------------------
                                 YEAR       SALARY ($)          BONUS ($)           OPTIONS           RESTRICTED STOCK
                                 ----       ----------          ---------           -------           ----------------
Terence E. Belsham
Chairman / CFO                   1996         85,000                0               200,000               979,023

Gerald I. Quinn
President / CEO                  1996         85,000                0               800,000               203,637

(B)      COMPENSATION PURSUANT TO PLANS

         None.

(C)      COMPENSATION OF DIRECTORS

         None.

(D)      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         On February 27, 1996 Stephen A. Ezell's contract was terminated. Gerald
I. Quinn, President of Interpretel (Canada) Inc. was appointed President and Chief Executive Officer of Interpretel, Inc. Terence E. Belsham assumed the duties of Chief Financial Officer on February 27, 1996. On March 14, 1996, Len
B. Casebier resigned his executive position in the Company and as a member of the Board of Directors. Mr. Casebier is now the administrative assistant to Gerald I. Quinn. Donnas S. Moore was appointed Vice President, Operations, on May 2, 1996. As a subsequent event, Lydia M. Montoya, CPA, joined the company as Chief Financial Officer on September 1, 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of November 14, 1996 certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock (ii) each director individually, and (iii) all officers and directors and officer of the Company as a group:

TITLE OF CLASS           Name and Address of                  Shares Owned           Percent of Class
                           Beneficial Owner
--------------    ----------------------------------    -------------------------    ----------------
Common Stock      Terence E. Belsham
                  5210 E. Williams Circle, Suite 200         1,029,023 (1)                  7.59%
                  Tucson, Arizona 85711

Common Stock      Richard P. Freeman                         1,029,023 (2)                  7.26%
                  5210 E. Williams Circle, Suite 200
                  Tucson, Arizona 85711

Common Stock      Len B. Casebier                              979,023                      6.94%
                  5210 E. Williams Circle, Suite 200
                  Tucson, Arizona 85711

Common Stock      Gerald I. Quinn                              803,637 (3)                  5.46%
                  5210 E. Williams Circle, Suite 200
                  Tucson, Arizona 85711

Common Stock      Donna S. Moore
                  5210 E. Williams Circle, Suite 200            23,527                         0%
                  Tucson, Arizona 85711

Common Stock      Switch Telecommunications Pty Limited      1,544,110                      11.0%
                  55 Mentmove Ave.
                  Rosebery, New South Wales 2018
                  Australia

ALL OFFICERS AND DIRECTORS AS A GROUP (5 IN NUMBER)          3,914,233 (1)(2)(3)           27.25%




(1) Includes 100,000 common shares issuable in connection with options to purchase common stock issued subsequent to August 31, 1996. The options are exercisable at $1.75 per share and vest on November 30, 1996. At August 31, 1996 none of the options was exercisable.

(2) Includes 50,000 common shares issuable in connection with options to purchase common stock issued subsequent to August 31, 1996. The options are exercisable at $1.34 per share and on November 30, 1996. At August 31, 1996 none of the options was exercisable.

(3) Includes 600,000 common shares issuable in connection with options to purchase common stock issued subsequent to August 31, 1996. 300,000 of the options are exercisable at $1.3875 and 300,000 of the options are execisable at $1.75 and vest over as follows: 300,000 shares on May 31, 1996; 300,000 shares on November 30, 1996. At August 31, 1996, 300,000 share options were exercisable and 500,000 options were not exercisable.

(C)      CHANGE IN CONTROL

On March 8, 1995, the Company entered into an agreement with Interpretel pursuant to which the Company agreed to issue 6,000,000 shares of its common stock in exchange for 100% of the outstanding 1,532,140 shares of common stock of Interpretel. The transaction resulted in the former shareholders of Interpretel owning approximately 80% of the outstanding shares of the Company. In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," the Acquisition has been accounted for as a reverse acquisition with Interpretel deemed to be acquiring entity of the Company.
The common shares in connection with the Acquisition were valued at $2,000,000, which is based on the fair market value of the Company's only major asset, undeveloped land located in Ohio.

The Acquisition agreement also provides that during the three year period following the March 8, 1995 closing, former shareholders of Interpretel can receive an additional 7,500,000 common shares of the Company through an "earn-out" based upon before tax net profit. During the two year period following closing, former shareholders of Interpretel can earn up to 3,750,000 common shares of the Company for every $1.00 of cumulative total net profit before taxes. During the third year following closing, any shares not previously issued pursuant to this agreement can be earned at $1.50 net profit before taxes per share. These additional shares will not be considered in recording the Acquisition transaction until such time as the earnings targets have been met.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into cancelable operating agreements with a telecommunications service provider who is a shareholder of Common Stock of the Company. The Company has agreed to a $12,040 monthly minimum charge with the service provider. The current and future contracts with the service provider have been and are anticipated to be at market rates. The Company also purchased computer equipment and software from this provider.

During 1995, the Company issued 315,000 shares valued at $.50 per share to the Company's attorney for legal services.


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS FORM 10-KSB AS THE PAGE INDICATED.


                     EXHIBITS

NUMBER                                       Description                                      Sequential
------                                       -----------                                      Page Number
                                                                                              -----------
 3.1      Certificate of Incorporation of the Company                                               *
 3.2      By-Laws of the Company                                                                    *
 3.4      Certificate of Incorporation of Applied                                                   **
          Environmental Technology, Inc.

10.28     Purchase Agreement dated June 6, 1991 between the Company                                ***
          and Laurel Mountain Trust (relating to IES Ohio landfill purchase)

10.29     Royalty Agreement dated June 7, 1991 between the Company,                                ***
          Laurel Mountain Trust and IES

10.30     Employment Contract dated May 21, 1996, between the Company
          and Terence E. Belsham, Chairman and Chief Financial Officer                            ****

10.31     Employment Contract dated June 17, 1996 between the Company
          and Richard P. Freeman, Vice President, Product Development & Strategic Planning        ****

10.32     Employment Contract dated May 21, 1996 between the Company
          and Gerald I. Quinn, President and Chief Executive Officer                              ****

22        Subsidiaries of Registrant                                                              ****

23        Consent of Addison, Roberts & Ludwig, P.C.                                              ****

* Incorporated by reference from the like numbered exhibit to a Firm S-18 Registration Statement, SEC File No. 33-8353.

** Incorporated by reference from the like numbered exhibit to Post-effective Amendment No. 1 to Form S-18 Registration Statement, SEC File No. 33-8353 filed September 2, 1988.

*** Incorporated by reference from the like numbered exhibit to Form 10-K for the year ending August 31, 1991.

****     Filed herewith


(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT ARE AS FOLLOWS:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Wavetech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WAVETECH, INC.




DATED: November 27, 1996                 BY:  /s/ Gerald I. Quinn
       __________________________             __________________________________
                                              GERALD I. QUINN, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER, DIRECTOR




DATED: November 27, 1996                 BY: /s/ Terence E. Belsham
       __________________________            ___________________________________
                                             TERENCE E. BELSHAM, CHIEF FINANCIAL
                                             OFFICER, DIRECTOR



In accordance with the Securities Exchange Act of 1934, this report has been signed on behalf of Wavetech, Inc. by the following persons and in the capacities and on the dates indicated.



DATED: November 27, 1996                 BY: /s/ Gerald I. Quinn
       ___________________________           ___________________________________
                                             GERALD I. QUINN, PRESIDENT AND
                                             CHIEF EXECUTIVE OFFICER, DIRECTOR



DATED: November 27, 1996                 BY: /s/ Terence E. Belsham
       ___________________________           ___________________________________
                                             TERENCE E. BELSHAM, CHIEF FINANCIAL
                                             OFFICER, DIRECTOR



DATED: November 27, 1996                 BY: /s/ Richard P. Freeman
       ____________________________          ___________________________________
                                             RICHARD P. FREEMAN, DIRECTOR