Form 10QSB
period 1996-11-30
WAVETECH INC
filed 1997-01-14
CIK 799694

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1996.

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
[X] Yes     [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 6, 1997.

         Class                                         No. Of Shares Outstanding
Common Stock. Par Value $.001                                   14,114,441
-----------------------------                                   ----------

Transitional Small Business Disclosure Format (Check One):     [ ] Yes    [X] No

                                      INDEX

                         WAVETECH INC. AND SUBSIDIARIES

    PART I.         FINANCIAL INFORMATION                                             Page
                                                                                      ----
         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheets
                    November 30, 1996 (unaudited) and August 31, 1996
                    (audited).....................................................       3

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended November 30, 1996 and November 30, 1995
                    (unaudited)...................................................       4

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended November 30, 1996 and November 30, 1995
                    (unaudited)...................................................       5

                    Notes to Condensed Consolidated Financial Statements -
                    November 30, 1996 and November 30, 1995
                    (unaudited)...................................................       6

         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................       7


    PART II.        OTHER INFORMATION

         ITEM 5.    Other Information.............................................       8

         ITEM 6.    Exhibits and Reports on Form 8 - K............................       8

SIGNATURES........................................................................       9

                        WAVETECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           NOVEMBER 30, 1996 (UNAUDITED) AND AUGUST 31, 1996 (AUDITED)

                             ASSETS
                                                            NOVEMBER 30          AUGUST 31
                                                                1996               1996
                                                            ==============================
Current Assets:
     Cash and Cash Equivalents                              $   350,915        $   857,488
     License Fee Receivable                                     200,000            200,000
     Inventory Deposit                                          244,459            241,037
     Other Current Assets                                        65,558             82,388
                                                            -----------        -----------
          Total Current Assets                                  860,932          1,380,913

Property and Equipment, net                                     499,654            539,528

Other Assets:
      Deposits                                                   35,633             35,633
      Non-current Portion of License Fee Receivable             300,000            300,000
      Investment in Switch Telecommunications                 2,316,165          2,316,165
      Other Assets                                                7,400              8,000
                                                            -----------        -----------
           Total Other Assets                                 2,659,198          2,659,798
                                                            -----------        -----------

           Total Assets                                     $ 4,019,784        $ 4,580,239
                                                            ===========        ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and Accrued Expenses                 $    60,728        $   130,715
      Unearned Revenue                                          499,985            499,985
      Notes Payable, Current Portion                             53,639             53,639
      Capital Leases Payable, Current Portion                    31,091             31,091
                                                            -----------        -----------
           Total Current Liabilities                            645,443            715,430

Other Liabilities:
      Capital Leases Payable                                     50,330             55,099
      Unearned Revenue - License Fee                            300,000            300,000
                                                            -----------        -----------
           Total Other Liabilities                              350,330            355,099
                                                            -----------        -----------

           Total Liabilities                                    995,773          1,070,529

Stockholders' Equity:
      Common Stock, par value                                    14,114             14,114
      $.001 per share; 50,000,000 shares
      authorized, 14,114,441 and 14,114,441 shares
      issued and outstanding
Additional paid in capital                                    6,752,969          6,747,967
Retained Earnings (accumulated deficit)                      (3,743,072)        (3,252,371)
                                                            -----------        -----------
           Total Stockholders' Equity                         3,024,011          3,509,710
                                                            -----------        -----------

           Total Liabilities and Stockholders' Equity       $ 4,019,784        $ 4,580,239
                                                            ===========        ===========

                         WAVETECH, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1995 (UNAUDITED)


                                                        1996                1995
                                                    ------------        ------------
Revenues:                                           $      8,399        $      4,992

Cost of Sales:
     Direct costs                                         51,230              29,628
                                                    ------------        ------------

Gross Profit (loss)                                      (42,831)            (24,636)

Other costs
     Development and Administrative Expenses             452,115             265,097
                                                    ------------        ------------

Loss before other income (expenses)                 $   (494,946)       $   (289,733)
                                                    ------------        ------------

Other income (expense)
     Interest income                                       6,549               2,367
     Interest expense                                     (2,300)                 --
                                                    ------------        ------------
     Total other income (expense)                          4,249               2,367
                                                    ------------        ------------

Net loss                                            $   (490,697)       $   (287,366)
                                                    ============        ============

Per share data
     Net loss per share                                  (0.0348)            (0.0277)
Weighted average number of shares outstanding         14,114,441          10,365,053
                                                    ============        ============

                          WAVETECH, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1996 AND 1995 (UNAUDITED)

                                                                                          1996              1995
                                                                                       ---------        -----------
Cash flows from operating activities:
     Net Loss                                                                          $(490,697)       $  (287,366)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                        48,740              5,356
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable and other current assets                  14,029             (8,382)
     (Increase) in inventory deposit                                                      (3,422)                --
     (Decrease) in accounts payable and accrued expenses                                 (69,987)          (152,437)
     (Decrease) in accrued interest payable                                                   --            (39,327)
                                                                                       ---------        -----------
       Total Adjustments                                                                 (10,640)          (194,790)
                                                                                       ---------        -----------

       Net cash used in operating activities                                            (501,337)          (482,156)

Cash flows from investing activities:
     Purchase of property and equipment                                                   (8,266)           159,654
     Increase in deposits and other assets                                                    --            (25,000)
     Decrease in  notes receivable                                                         2,797                 --
                                                                                       ---------        -----------

       Net cash used in investing activities                                              (5,469)           134,654

Cash flows from financing activities:
     Payment of notes payable                                                                 --           (306,600)
     Payments on capital lease payable                                                    (4,769)                --
     Proceeds from common stock issued                                                     5,002          1,200,614
                                                                                       ---------        -----------

       Net cash provided by financing activities                                             233            894,014

Net increase (decrease) in cash                                                         (506,573)           546,512

Cash and cash equivalents, beginning of period                                           857,488            285,793
                                                                                       ---------        -----------

Cash and cash equivalents, end of period                                               $ 350,915        $   832,305
                                                                                       =========        ===========

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. For further information, refer to the Company's financial statements for the year ended August 31, 1996 included in its Form 10-KSB.

     The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiary, Interpretel, Inc. (Interpretel). All material intercompany balances and transactions have been eliminated. As of November 30, 1996, and for the previous three years, the Company had little or no operations other than its investment in Interpretel which was made on March 8, 1995.

     On March 8, 1995, the Company entered into a Plan and Agreement of Reorganization for the Exchange of Stock ("Acquisition") with the shareholders under the laws of the State of Arizona to develop, market, and provide interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, billing services, marketing, sales support, and customer service to provide features and services, including but not limited to long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation/translation, information, retrieval, interface to existing databases, and product promotion services. Each Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trade marks, service marks, and materials related thereto.

     In accordance with Accounting Principles Board Opinion No. 16 "Business Combinations," the Acquisition has been accounted for as a reverse acquisition with Interpretel deemed to be the acquiring entity. Accordingly, the consolidated financial statements include the accounts of Interpretel, Inc. from the earliest period presented. The accounts of the Company are included in the financial statements from the date of the Acquisition, March 8, 1995 to November 30, 1996.


NOTE 2 - PER SHARE DATA

     Per share data is based on the weighted average number of shares outstanding throughout the periods. The assumed exercise of stock options outstanding would not have a dilutive effect on the computation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS OVERVIEW

     The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During 1994, 1995, and 1996, the Company has remained focused on the development of the software infrastructure for its call processing and data management systems. Beta sites and limited operations commenced in late 1995. During 1996, the Company signed a licensing agreement with Switch Pty Ltd in Australia. The equipment has been delivered and is in Beta test. In Canada and the USA the Company is finalizing software for specific privatized networks.

REVENUES

     Revenues for fiscal 1996 and the first quarter of fiscal 1997 are the results of a limited number of focus and beta groups and interest income. The Company believes that revenues will increase in future periods as privatized interactive communication systems are finalized and placed in service. The Company is concentrating on the marketing and sales of the interactive communications systems.

COST AND EXPENSES

     Expenses increased to $505,645 for the three month period ended November 30, 1996 from $294,725 for the three month period ended November 30, 1995. This increase was due to additional expenses that were incurred in connection with the development and implementation of the Interpretel system, the hiring of additional personnel, the expansion of the Company's facilities, and marketing initiative costs such as printing, plastic cards, instructional manuals, mailing lists, and creative design.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1996, the Company had working capital of $215,489 compared with working capital of $665,483 at August 31, 1996. The Company has utilized proceeds from equity financing to generate positive working capital balances. The Company expects that working capital will increase as the Company generates cash from operations and external funding.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

PART II


ITEMS 1-5.            NOT APPLICABLE


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8K

a)                    Exhibits.

                      None.

b)                    Reports on Form 8-K

                      None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 14, 1997           WAVETECH, INC.



                                   By: /s/ Gerald I. Quinn
                                       -----------------------------------------
                                           Gerald I. Quinn
                                           President and Chief Executive Officer



                                   By: /s/ Lydia M. Montoya
                                       -----------------------------------------
                                           Lydia M. Montoya
                                           Chief  Financial Officer