Form 10KSB/A
period 1996-08-31
WAVETECH INC
filed 1997-03-14
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1 TO
                            FORM 10-KSB/A (MARK ONE)


/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended August 31, 1996.


/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to
     ____________.

                         COMMISSION FILE NUMBER: 0-15482

                                 WAVETECH, INC.
                                 --------------
                 (Name of small business issuer in its Charter)

       New Jersey                                              22-2726569
       ----------                                              ----------
(State or other jurisdiction                                  (IRS Employer
      of incorporation)                                   Identification Number)

                       5210 E. Williams Circle, Suite 200
                           Tucson, Arizona 85711-4410
                           --------------------------
                    (Address of Principal Executive Offices)
                  Registrant's Telephone Number: (520) 750-9093

             Securities registered under Section 12(g) of the Act:

  Title of Each Class                  Name of each exchange on which registered
       None                                                None
       ----                                                ----

             Securities registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

          Class A and Class B Redeemable Common Stock Purchase Warrants
          -------------------------------------------------------------
                                (Title of Class)


The undersigned Registrant hereby amends in its entirety its Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, as follows:


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB / /.

State issuer's revenues for its most recent fiscal year: $19,895


The aggregate market value of the voting stock of the registrant held by non-affiliates as of February 25, 1997 was approximately $8,896,740 based on the average high and low bid prices for such common stock, as reported on the Nasdaq Stock Market.

The number of shares of common stock outstanding as of February 25, 1997 was 14,964,442. The aggregate number of Redeemable Common Stock Purchase Warrants outstanding as of February 25, 1997 was 844,630.

Documents Incorporated by Reference - Various like numbered exhibits from the Company's 1987 Registration Statement File No. 33- 8353; Post-Effective Amendment No. 1 to Form S-18 Registration Statement, SEC File No. 33-8353 filed September 2, 1988; Form 10-K for the fiscal year ending August 31, 1991.

Transitional Small Business Disclosure Format (Check One): Yes / /  No /X/

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT

COMPANY PROFILE

Wavetech, Inc. (hereinafter referred to as "Wavetech") was incorporated in the State of New Jersey on July 10, 1986. The Company became a public company by filing and registering with the Securities and Exchange Commission on Form S-18 400,000 units, each unit consisting of three shares of common stock and one Class A and one Class B redeemable common stock purchase warrant. Its registration statement became effective on February 11, 1987. A total of 400,000 units were sold at the offering price of $6.75 per unit for gross total proceeds of $2,700,000.


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

ITEM 3. LEGAL PROCEEDINGS


Applied Environmental Technology, Inc. ("Applied") was named as a defendant in a lawsuit filed by Long Beach Memorial Hospital (the "Hospital") on July 30, 1992. Wavetech was added as a party defendant in December 1994 by the filing of an Amended Complaint. The Hospital alleges to have sustained damages as a result of certain errors and omissions by Applied in performing the engineering of asbestos removal for the Hospital. Litigation counsel for Applied believes that there are adequate defenses to the action.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is quoted on the Nasdaq-Small Cap Market. Trading activity with respect to the Company's Common Stock has been limited. A public market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, all of which are circumstances over which the Company does not have control. The high and low bid prices of the Company's Common Stock, as reported on Nasdaq from September 1, 1994 through August 31, 1996 by fiscal quarters (i.e. 1st Quarter = September 1 through November 30) were as follows (the quotations provided reflect inter-dealer prices, without retail market-up, mark-down or commission and may not represent actual transactions.)

               1st Qtr              2nd Qtr                3rd Qtr                   4th Qtr
Common         -------                ------                 -------                   -------                          --- ---
Stock     High        Low       High        Low         High       Low           High         Low
------    ----        ---       ----        ---         ----       ---           ----         ---
1994      1/8         3/32     9/32        1/8         6 1/2(1)   1 1/4(1)    1 7/16 (1)    1/4    (1)
1995    1 1/8 (1)   1  (1)   2 3/32(1)   1 1/32(1)   3 1/8  (1) 1 25/32(1)    2 21/32(1)    1 11/16(1)
1996    2 1/16(1)   3/4(1)   1 3/8 (1)   11/16 (1)   2 1/8  (1)    3/4 (1)    2      (1)    3/4    (1)

----------
(1) - Reflects 1-for-20 reverse stock split that occurred on March 21, 1994.

The bid and the asked prices of the Company's common stock on November 14, 1996 were 3/4 and 7/8, respectively.

As of February 25, 1997, the Company had 360 shareholders of record of its Common Stock. The Company believes that it has over 2,022 shareholders that beneficially own the stock in the name of various brokers.


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

                                                  Addison Roberts & Ludwig, P.C.

November 1, 1996
Tucson, Arizona

                         WAVETECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                            August 31, 1996 and 1995

                                     ASSETS
                                                           1996          1995
                                                           ----          ----
Current Assets:
Cash And Cash Equivalents                              $  857,488    $  285,793
Accounts Receivable, Net Of Allowance Of $527              35,585
License Fee Receivable (Note 6)                           200,000
Notes Receivable                                           45,282
Prepaid Expenses And Other Assets                           1,521         4,348
Inventory Deposit (Note 6)                                241,037
                                                       ----------    ----------
Total Current Assets                                    1,380,913       290,141
Property And Equipment, Net (Note 7)                      539,528       476,465
Other Assets:
Investment In Switch Telecommunications
Pty Limited (Note 5)                                    2,316,165
License Fee Receivable (Note 6)                           300,000
Intangibles, Net Of Amortization Of $4,000 And $1,600       8,000        10,400
Deposits And Other Assets                                  35,633        33,125
                                                       ----------    ----------
Total Other Assets                                      2,659,798        43,525
                                                       ----------    ----------
Total Assets                                           $4,580,239    $  810,131
                                                       ==========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable And Accrued Expenses                  $  130,715    $  235,054
Accrued Interest Payable                                   39,327
Unearned Revenue (Note 6)                                 499,985
Notes Payable, Current Portion (Notes 8 And 11)            53,639       378,239
Capital Leases Payable, Current Portion                    31,091
                                                        ---------    ----------
Total Current Liabilities                                 715,430       652,620
Other Liabilities:
Capital Leases Payable                                     55,099
Unearned Revenue-License Fee (Note 6)                     300,000
                                                        ---------    ----------
Total Liabilities                                       1,070,529       652,620
Commitments (Note 10)
Stockholders' Equity (Notes 4, 8, 11 And 15)
Common Stock, Par Value $ .001 Per Share;
50,000,000 Shares Authorized, 9,455,078 and
14,114,441 Shares Issued And Outstanding                   14,114         9,455
Additional Paid-In Capital                              6,747,967     1,540,223
Accumulated Deficit                                    (3,252,371)   (1,392,167)
                                                       ----------    ----------
Total Stockholders' Equity                              3,509,710       157,511
                                                       ----------    ----------
Total Liabilities And Stockholders' Equity             $4,580,239    $  810,131
                                                       ==========    ==========

                        See Independent Auditor's Report.
              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                         WAVETECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
               For the Years Ended August 31, 1996, 1995 and 1994

                                   -----------

                                       1996          1995           1994
                                       ----          ----           ----
Revenue                            $   19,895     $   24,468     $    1,151
                                   ----------     ----------     ----------
Expenses:
Development                           297,935        201,224
General And Administrative          1,603,356        855,756        307,762
                                  -----------    -----------     ----------
Total Expenses                      1,901,291      1,056,980        307,762
                                  -----------    -----------     ----------
Net Loss From Operations           (1,881,396)    (1,032,512)      (306,611)
Other Income And Expense:
Interest Income                        32,777
Interest Expense                      (11,585)       (22,587)       (18,637)
                                   ----------    -----------     ----------

Total Other Income And Expense         21,192        (22,587)       (18,637)
                                   ----------    -----------     ----------

Net Loss                          $(1,860,204)   $(1,055,099)    $ (325,248)
                                  ===========    ===========     ==========

Net Loss Per Common Share         $      (.17)   $      (.22)    $     (.31)
                                  ===========    ===========     ==========
Weighted Average Number Of
Shares Outstanding                 11,200,401      4,830,803      1,051,000
                                  ===========    ===========    ===========


                        See Independent Auditor's Report.
              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                         WAVETECH, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
               For the Years Ended August 31, 1996, 1995 and 1994
                                   -----------

                                                        ADDITIONAL
                                             COMMON      PAID-IN     ACCUMULATED
                               SHARES        STOCK       CAPITAL       DEFICIT        TOTAL
                             ----------    ---------   -----------   -----------   -----------
Balances August 31, 1993      1,051,000    $   1,051   $             $   (11,820)  $   (10,769)
Net loss                       (325,248)    (325,248)
                             ----------    ---------   -----------   -----------   -----------
Balances August 31, 1994      1,051,000        1,051                    (337,068)     (336,017)
Adjustment to effect reverse
acquisition (note 4)          6,433,958        6,434        (6,434)
Common stock issued
(note 11)                     1,970,120        1,970     1,546,657                   1,548,627
Net loss                                                              (1,055,099)   (1,055,099)
                             ----------    ---------   -----------   -----------   -----------
Balances August 31, 1995      9,455,078        9,455     1,540,223    (1,392,167)      157,511
Common stock issued
(note 11)                     4,659,363        4,659                   5,207,744     5,212,403
Net loss                                                              (1,860,204)   (1,860,204)
                             ----------    ---------   -----------   -----------   -----------
Balances August 31, 1996     14,114,441    $  14,114   $ 6,747,967   $(3,252,371)  $ 3,509,710
                             ==========    =========   ===========   ===========   ===========











                        See Independent Auditor's Report.
              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

                         WAVETECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
               For the Years Ended August 31, 1996, 1995 and 1994
                                  ------------

                                                     1996           1995          1994
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
       Net Loss                                  $(1,860,204)   $(1,055,099)   $(325,248)
       Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
       Depreciation and Amortization                 136,902         23,434       13,226
       Common Stock Issued for Services              203,125        100,539
       Changes in Assets and Liabilities:
       (Increase) in Accounts Receivable
           And Other Current Assets                  (32,758)        (3,583)        (764)
       (Increase) in License Fee Receivable         (500,000)
       (Increase) in Inventory Deposit              (241,037)
       Increase (Decrease) in Accounts Payable
           And Accrued Expenses                     (104,339)       197,220       37,833
       Increase (Decrease) in Accrued Interest
           Payable                                   (39,327)        20,646       18,497
       Increase in Unearned Revenue                  799,985
                                                 -----------    -----------    ---------
Total Adjustments                                    222,551        338,256       68,792
                                                 -----------    -----------    ---------
Net Cash Used in Operating Activities             (1,637,653)      (716,843)    (256,456)
       Cash Flows From Investing Activities:
       Purchase Of Property and Equipment            (89,352)      (446,599)     (64,926)
       Increase in Deposits and Other Assets          (2,508)       (31,450)      (7,675)
       Advance on Notes Receivable                   (45,282)
                                                 -----------    -----------    ---------
       Net Cash Used in Investing Activities        (137,142)      (478,049)     (72,601)
       Cash Flows From Financing Activities:
       Proceeds From (Payment Of) Notes
Payable, Net                                        (324,600)        28,639      244,700
       Payments on Capital Lease Payable             (22,023)
       Proceeds From Common Stock Issued           2,693,113      1,448,088
                                                 -----------    -----------    ---------
Net Cash Provided By Financing
       Activities                                  2,346,490      1,476,727      244,700
                                                 -----------    -----------    ---------
Net Increase (Decrease) in Cash                      571,695        281,835      (84,357)
Cash and Cash Equivalents, Beginning Of Year         285,793          3,958       88,315
                                                 -----------    -----------    ---------
Cash and Cash Equivalents, End Of Year           $   857,488    $   285,793    $   3,958
                                                 ===========    ===========    =========

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

     Advertising Costs

     The cost of advertising is expensed when incurred or when the first advertising takes place. Wavetech and Interpretel do not participate in direct-response advertising which requires the capitalization and of related costs.

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

                                           PERIOD ENDED         PERIOD ENDED
                                          AUGUST 31, 1995     AUGUST 31, 1994
                                          ---------------     ---------------

          Revenues                         $    24,468          $     1,151
                                           ===========          ===========
          Net Loss                         $(1,347,139)         $(1,062,866)
                                           ===========          ===========
          Net Loss Per Common Share        $      (.17)         $      (.14)
                                           ===========          ===========

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

                         WAVETECH, INC. AND SUBSIDIARIES

                          Notes To Financial Statements
                                 --------------

7.   Property and Equipment

     Property and equipment is composed of the following at december 31, 1996 and 1995:

                                                         1996            1995
                                                         ----            ----
     furniture and fixtures                          $ 116,634       $   8,421
     computer equipment                                485,600         477,676
     software                                          106,856          25,428
                                                     ---------       ---------
     total property and equipment, at cost             709,090         511,525
     less: accumulated depreciation                   (169,562)        (35,060)
                                                     ---------       ---------
     net property and equipment                      $ 539,528       $ 476,465
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

     Future maturities of notes payable are as follows:

     1997                                      $ 53,639
                                               ========
9.   Capital Leases Payable

     The company has entered into capital lease arrangements for office furniture and equipment. The leases require monthly payments of $2,591 including interest.

     Future lease commitments are as follows:

     1997                                     $ 31,091
     1998                                       31,091
     1999                                       12,659
     2000                                        6,515
     2001                                        4,834
                                              --------
                                              $ 86,190
                                              ========

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

                         WAVETECH, INC. AND SUBSIDIARIES

                          Notes To Financial Statements
                                 --------------

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

     During the year ended August 31, 1995 stock options to purchase 450,000 were canceled pursuant to the termination of an employment agreement.

                                                              EXERCISE PRICE
                                         NUMBER OF SHARES     RANGE PER SHARE
                                         ----------------     ---------------
     Outstanding August 31, 1994              436,250          $.10 - 6.25
     Exercised                               (300,000)                 .10
                                            ---------          -----------
     Outstanding August 31, 1995              136,250           .10 - 6.25
     Issued                                 1,550,000            1.31-1.94
     Canceled                                (450,000)                1.94
                                            ---------          -----------
     Outstanding August 31, 1996            1,236,250          $.10 - 6.25
                                            =========          ===========

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

                                    1996         1995        1994
                                 ---------    ---------    ---------
     Current                     $     -0-    $    -0-     $     -0-
                                 ---------    ---------    ---------
     Deferred
     Federal                     $(628,000)   $(367,000)   $(312,000)
     State                         (67,000)     (64,000)     (80,000)
                                 ---------    ---------    ---------
                                  (695,000)    (431,000)    (392,000)
     Valuation allowance           695,000      431,000      392,000
                                 ---------    ---------    ---------
     Total tax benefit           $    -0-     $    -0-     $    -0-
                                 =========    =========    =========

     The company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                            1996      1995     1994
                                            ----      ----     ----
     Statutory tax rate                    (35.0%)   (35.0%)  (35.0%)
     State income taxes                     (9.0%)    (9.0%)   (9.0%)
     Amortization of organization costs      7.0%      5.0%     8.5%
     Release of valuation allowance         37.0%     39.0%    35.5%
                                            ----      ----     ----
     Effective tax rate                       .0%       .0%      .0%
                                            ====      ====     ====

           The components of the net deferred tax asset are as follows:

                                              1996            1995
                                           -----------     -----------
     Deferred tax asset:
     Amortization of organization costs    $  (164,000)    $  (214,000)
     Net operating loss carryforward        (1,500,000)     (1,127,000)
                                           -----------     -----------
                                            (1,664,000)     (1,341,000)
     Valuation allowance                     1,664,000       1,341,000
                                           -----------     -----------
                                           $      -0-      $      -0-
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


Item 8. Changes in and Disagreements With Accountants.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

          The Board of Directors currently consists of three members. Each Director is elected each year to serve for a term of one year until the next annual meeting of stockholders after election and until such Director's successor has been duly elected and qualified, or until the earlier resignation or removal. All officers serve at the pleasure of the Board of Directors of the Company.

          The names of all Directors and executive officers of the Company as of August 31, 1996 and certain information about them, are as follows:

        NAME            AGE              POSITIONS WITH COMPANY
        ----            ---              ----------------------
Terence E. Belsham      61    Chairman of the Company's Board of Directors
Gerald I. Quinn         53    President, Chief Executive Officer, and a member
                              of the Company's Board of Directors
Richard P. Freeman      40    Vice President, Investor Relations and Product
                              Development, and a member of the Company's
                              Board of Directors
Lydia M. Montoya        44    Chief Financial Officer and Treasurer
Donna S. Moore          42    Vice President, Operations

TERENCE E. BELSHAM was a co-founder of Interpretel, Inc. ("Interpretel"), a wholly-owned subsidiary of the Company. Since it was founded in 1992 until May 1996, Mr. Belsham was the President and CEO of Interpretel. From March 1995 until May 1996, Mr. Belsham was the Company's President and CEO. Mr. Belsham has also served as the Company's Chairman of the Board since March 1995. From 1989 until 1992, Mr. Belsham was President of Intran Systems, Inc. From 1983 to 1989, Mr. Belsham owned Sinclair Associates, a real estate marketing and management firm. From 1965 to 1983, Mr. Belsham was president and owner of Lackie Manufacturing Company, Ltd., a jewelry manufacturing company in Canada. Mr. Belsham graduated from the business school of the University of Western Ontario. Mr. Belsham has been active in Rotary International, the Canadian Jeweler's Association and the 24 Karat Club.

GERALD I. QUINN has been the President of Interpretel (Canada) Inc., a subsidiary of the Company, since 1995. In May 1996, Mr. Quinn became the President, Chief Executive Officer and a Director of the Company. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, which is one of Canada's leading teaching and research universities. While at the University of Guelph, Mr. Quinn's responsibilities included marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs. From 1975 until 1986, Mr. Quinn held many senior administrative positions with Canada's largest college of applied arts and technology, including positions relating to the development and commercialization of technology and multimedia based interactive learning programs. Since 1984, Mr. Quinn has served as a consultant to Cableshare Interactive Technology, Inc. ("Cableshare"), a Canadian TSE listed public company that operates in the interactive television industry. Mr. Quinn has been a director of Cableshare since 1993 and chairs its board committee on mergers and acquisitions. Mr. Quinn is active in numerous civic and professional organizations and has been recognized for his work in marketing, sales, promotion and public relations by various trade organizations. Mr. Quinn has two arts degrees with majors in English, Economics and Political Science. Mr. Quinn's sister is married to Terrence H. Pocock.

RICHARD P. FREEMAN was a co-founder of Interpretel and has served as Interpretel's Vice President since 1993; and as a Director of the Company since March 1995. Prior to joining Interpretel, Mr. Freeman was a principal in several entrepreneurial companies located in Arizona, which were primarily involved in the tourism and travel industries. Those companies included Desert Divers, a scuba retail and boat charter company, and Vacation, Etc., a tour and travel company which focused on corporate, leisure and adventure travel, wholesale tour operations and escorted senior travel. Mr. Freeman has also served as a consultant to several travel-related organizations, including the Business Radio Network, a national radio network. Mr. Freeman holds a Bachelor of Arts degree from the University of Arizona and is active in various civic and community organizations.

DONNA S. MOORE joined the Company in May 1995 as Director of Client Services. In May 1996, Ms. Moore was promoted to her current position as Vice President of Operations. Prior to joining the Company, Ms. Moore founded and operated two service-based businesses. From 1991 to 1995, Ms. Moore operated The Greeting Connection, a wholesale greeting card distributorship in southern Arizona. From 1981 to 1990, Ms. Moore operated Simonsen Generator Service, an industrial generator sales and service company in Tucson, Arizona. Ms. Moore has degrees in Consumer Services and Journalism/Communications from Iowa State University.

LYDIA M. MONTOYA joined the Company in September 1996 as its Chief Financial Officer. From May 1994 until September 1996, Ms. Montoya was self-employed as a certified public accountant. Ms. Montoya was Controller of Ugly Duckling Corporation, a publicly traded company ("Ugly Duckling") from November 1992 to May 1994. Ugly Duckling is an operator of nine Buy Here-Pay Here used car dealerships which also finances and services retail installment contracts generated from the sale of used cars by its dealerships. From July 1987 to October 1992, Ms. Montoya was Director of Partnership Accounting for Verde Investments, Inc., a real estate development company that constructed, operated and sold over 5,000 apartment units. Ms. Montoya began her career with Coopers & Lybrand. Ms. Montoya has a B.S. in Accounting from the University of Arizona and a B.S. in Sociology from Arizona State University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, Directors and greater than 10% stockholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

          In 1995, Terence E. Belsham and Richard P. Freeman failed to timely report their election to the Company's Board of Directors and their appointment as executive officers of the Company on Form 3's. In 1996, Gerald I. Quinn failed to timely report that he had become a director and executive officer of the Company on a Form 3. In 1996, Messrs. Belsham, Freeman and Quinn failed to timely report the grant of certain stock options on Form 4's, and Ms. Moore and Ms. Montoya failed to timely report initial statements of beneficial ownership on Form 3. In addition, Switch Telecommunications Pty. Ltd. failed to timely report the acquisition of certain stock of the Company on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

(A)  CASH COMPENSATION

     The Company had 16 employees as of August 31, 1996. The following table summarizes all compensation paid to the Company's President and Chief Executive Officer and to the Company's other most highly compensated executive officer other than the President (collectively, the "Named
     Executive Officers"), for services rendered in all capacities to the Company during the fiscal year ended August 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation
                                                                   ----------------------
                                                                           Awards
                                                                           ------
                                            Annual Compensation    Restricted   Securities
            Name and               Fiscal    -------------------     Stock      Underlying
        Principal Position          Year       Salary    Bonus      Award(s)     Option(s)
        ------------------          ----       ------    -----      --------     ---------
     Terence E. Belsham             1996       $85,000     $ 0       $979,023      200,000
     Chairman of the Board (1)

     Gerald I. Quinn                1996       $85,000     $ 0       $203,637      500,000
     President and Chief
      Executive Officer (1)

----------

(1) Terence E. Belsham served as the Company's Chief Executive Officer until February 1996, at which time Gerald I. Quinn became the Company's Chief Executive Officer.

          The following table sets forth certain information concerning each exercise of stock options during the year ended August 31, 1996 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Named Executive Officer.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ANDOPTION
                           VALUE AS OF AUGUST 31, 1996

                                                                           Value of Unexercised
                                               Number of Unexercised           In-the-Money
                      Shares                          Options                Options at Fiscal
                    Acquired on     Value       at Fiscal Year End (#)          Year End ($)
       Name         Exercise(#)  Realized($)  Exercisable Unexercisable  Exercisable Unexercisable
------------------  -----------  -----------  ----------- -------------  ----------- -------------
Terence E. Belsham      0            $ 0             0       200,000          $ 0        $ 0
Gerald I. Quinn         0            $ 0       300,000       500,000          $ 0        $ 0

          The following table sets forth information concerning individual grants of stock options made to the Named Executive Officers during the last fiscal year.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                         Percent of Total
                                         Options Granted
                        Options Granted  to Employees in    Exercise Price    Expiration
          Name                (#)           Fiscal Year         ($/Sh)           Date
          ----              -------      ---------------    --------------    ----------
     Terence E. Belsham     200,000            18%              $1.75(1)       May 2006
     Gerald I. Quinn        300,000            73%            $1.3875(1)       May 2006
                            500,000                             $1.75(1)       May 2006

(1) In January of 1997, the Company's stock price had decreased significantly from the date these options were granted. In addition, the Company's Board of Directors approved the Company's 1997 Stock Incentive Plan. The Company's Board of Directors determined that these options were no longer providing appropriate incentives to the officers of the Company due to the significant decrease in market price of the Company's common stock. Accordingly, in January of 1997, the Company agreed to cancel these options and issue an equal number of options under the 1997 Stock Incentive Plan to these officers at an exercise price per share equal to the closing bid price of the Company's common stock on the date of grant.


(B)  COMPENSATION PURSUANT TO PLANS

     None.

(C)  COMPENSATION OF DIRECTORS

     All Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board Meetings. Directors who are employees of the Company do not receive compensation for service on the Board other than their compensation as employees.

(D)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     EMPLOYMENT CONTRACTS

          In May 1996, the Board of Directors approved a two-year employment agreement with Gerald I. Quinn for services as President and Chief Executive Officer. The agreement requires Mr. Quinn to devote his full time to the Company and provides for a salary of $85,000 annually. Mr. Quinn is also entitled to receive any fringe benefits extended to the employees of the Company, including medical, disability and life insurance. Mr. Quinn also has the right to receive certain sales commissions from the Company under the agreement.

          In May 1996, the Board of Directors approved a one-year employment agreement with Terence E. Belsham for services as Chairman. In September 1996, the agreement was amended to eliminate Mr. Belsham's responsibilities as Chief Financial Officer because the Company retained Lydia Montoya to serve as its Chief Financial Officer. The agreement requires Mr. Belsham to devote his full-time to the Company and provides for a salary of $85,000 annually. Mr. Belsham is also entitled to receive any fringe benefits extended to the employees of the Company, including medical, disability and life insurance.

          In June 1996, the Board of Directors approved a one-year employment agreement with Richard P. Freeman for services as Vice President. The agreement provides for a base salary of $72,000 per year. The agreement requires Richard
P. Freeman to devote his full time to the Company.

          After their initial terms, each of the above-described agreements continue at will, terminable with/on ninety days written notice by either party to the other. The agreements terminate upon the occurrence of any of the following events: (i) if the employee voluntarily terminates; (ii) the death of the employee; (iii) if the employee is unable to properly discharge his obligations under his employment agreement due to illness, disability or accident for three consecutive months or for a period aggregating six months in any continuous twelve months; (iv) if the employee is convicted of a crime of moral turpitude by a court of competent jurisdiction; (v) if the employee is convicted of a felony, except to the extent that the charge arises from an act taken at the board's direction; or (vi) if the employee is grossly negligent or guilty of wilful misconduct in connection with the performance of his duties, which negligence or misconduct, if curable, is not cured within fifteen days of a notice of cure by the Board or the Chairman of the Board. Each of the above-described agreements provides that the employee shall not compete with the Company during the term of the agreement and for a period of one year thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of February 14, 1997 certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each shareholder owning of record or beneficially 5% or more of the Company's Common Stock (ii) each director individually, and (iii) all officers and directors and officer of the Company as a group:


Name and Address of                         Number of Shares           Percent of
Beneficial Owner                            Beneficially Held          Ownership(1)
-------------------                         -----------------          ------------
Terence E. Belsham (2)                        1,079,023 (3)                 7.2%
Richard P. Freeman (2)                        1,079,023 (4)                 7.2%
Len B. Casebier (2)                             979,023                     6.5%
Gerald I. Quinn (2)                             803,637 (5)                 5.4%
Richard Baillie (2)                                 -0-                       0%
Terry Cuthbertson (2)
Terrence H. Pocock (2)                              -0-                       0%
Switch Telecommunications Pty. Limited        3,544,110 (6)                23.7%
  55 Mentmore Ave.
  Rosebery, New South Wales 2018
  Australia
ALL OFFICERS AND DIRECTORS AS A GROUP
  (7 IN NUMBER)                               3,450,844 (3)(4)(5)(7)       23.1%

----------
(1) The percentages shown include the shares of Common Stock actually owned as of January 14, 1997 and the shares of Common Stock with respect to which the person had the right to acquire beneficial ownership within 60 days of such date pursuant to options. All shares of Common Stock that the identified person had the right to acquire within 60 days of February 14, 1997 upon the exercise of options are deemed to be outstanding when computing the percentage of the securities owned by such person, but are not deemed to be outstanding when computing the percentage of the securities owned by any other person.

(2) Each of these holders has an address at c/o the Company, 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711.

(3) Includes 100,000 common shares issuable in connection with options to purchase common stock.

(4) Includes 100,000 common shares issuable in connection with options to purchase common stock.

(5) Includes 600,000 common shares issuable in connection with options to purchase common stock.

(6) Includes an immediately exercisable warrant to purchase up to 2,000,000 common shares at $1.50 per share.

(7) Includes 800,000 common shares issuable in connection with options to purchase common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In August 1996, the Company entered into certain agreements with Switch Telecommunications Pty. Ltd., an Australian corporation ("Switch") which owns approximately 10% of the Company's issued and outstanding Common Stock. Pursuant to such agreements, Switch was issued 1,544,110 shares of Common Stock of the Company in exchange for 5% of the outstanding common stock of Switch as well as the right to purchase a warrant to purchase up to 2,000,000 shares of the Company's Common Stock at a price of $1.50 per share in exchange for consideration of $20,000. The Company also licensed Switch to use certain technology of the Company in Australia and various other Asian countries.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS FORM 10-KSB/A AS THE PAGE INDICATED.

EXHIBITS              DESCRIPTION                                  FILING METHOD
--------              -----------                                  -------------
 3.1       Certificate of Incorporation of the Company                        *

 3.2       By-Laws of the Company                                             *

 3.4       Certificate of Incorporation of Applied
           Environmental Technology, Inc.                                     **

10.28      Purchase Agreement dated June 6, 1991 between the Company
           and Laurel Mountain Trust (relating to IES Ohio
           landfill purchase)                                                ***

10.29      Royalty Agreement dated June 7, 1991 between the Company,
           Laurel Mountain Trust and IES                                     ***

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

10.32      Employment Contract dated May 21, 1996 between the Company
           and Gerald I. Quinn, President and Chief Executive Officer       ****

22         Subsidiaries of Registrant                                       ****

23         Consent of Addison, Roberts & Ludwig, P.C.                      *****

27         Financial Data Schedule                                          ****
----------
* Incorporated by reference from the like numbered exhibit to a Form S-18 Registration Statement, SEC File No. 33-8353.

** Incorporated by reference from the like numbered exhibit to Post-effective Amendment No. 1 to Form S-18 Registration Statement, SEC File No. 33-8353 filed September 2, 1988.

*** Incorporated by reference from the like numbered exhibit to Form 10-K for the year ending August 31, 1991.

**** Previously Filed

***** Filed herewith


(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT ARE AS FOLLOWS:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Wavetech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WAVETECH, INC.


DATED: March 12, 1997                 BY: /s/ Gerald I. Quinn
                                         ----------------------------------
                                          GERALD I. QUINN, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER, DIRECTOR


DATED: March 12, 1997                 BY: /s/ Lydia M. Montoya
                                         -----------------------------------
                                         LYDIA M. MONTOYA, CHIEF FINANCIAL
                                         OFFICER


In accordance with the Securities Exchange Act of 1934, this report has been signed on behalf of Wavetech, Inc. by the following persons and in the capacities and on the dates indicated.


DATED: March 12, 1997                 BY: /s/ Gerald I. Quinn
                                         -----------------------------------
                                         GERALD I. QUINN, PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER, DIRECTOR


DATED: March 12, 1997                 BY: /s/ Terence E. Belsham
                                         -----------------------------------
                                         TERENCE E. BELSHAM, CHAIRMAN OF THE
                                         BOARD OF DIRECTORS

DATED: March 12, 1997                 BY: /s/ Richard P. Freeman
                                         -----------------------------------
                                         RICHARD P. FREEMAN, DIRECTOR