Form 10QSB
period 1997-02-28
WAVETECH INC
filed 1997-04-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1997.

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________.

                         Commission File Number 0-15482

                                  WAVETECH INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                                             22-2726569
          ----------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       5210 E. WILLIAMS CIRCLE, SUITE 200
                              TUCSON, ARIZONA 85711
                              ---------------------
                    (Address of principal executive offices)

                                 (520) 750-9093
                                 --------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 10 , 1997 .

           Class                       No. Of Shares Outstanding

Common Stock. Par Value $.001                14,526,775
-----------------------------                ----------

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                              Page

       ITEM 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                February 28, 1997 (unaudited) and August 31, 1996 . . . . .  3

                Condensed Consolidated Statements of Operations -
                Six Months Ended February 28, 1997 and February 29, 1996
                (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  4

                Condensed Consolidated Statements of  Operations -
                 Three Months Ended February 28, 1997 and February 29, 1996
                (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  5

                Condensed Consolidated Statements of Cash Flows -
                Six Months Ended February 28, 1997 and February 29, 1996
                (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  6

                Notes   to   Condensed   Consolidated   Financial
                Statements  - February  28, 1997 and February 29,
                1996
                (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .  7

      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.. . . . . . . . . . . .  8/9


PART II. OTHER INFORMATION

      ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  10

      ITEM 2.   Change in Securities . . . . . . . . . . . . . . . . . . .   10

      ITEM 3.   Defaults upon Senior Securities . . . . . . . . . . . . . .  10

      ITEM 4.   Submission of Matters to a Vote of Security Holders . . . .  10

      ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  10

      ITEM 6.   Exhibits and Reports on Form 8 - K . . . . . . . . . . . .   11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                FEBRUARY 28, 1997 (UNAUDITED) AND AUGUST 31, 1996

                                     ASSETS
                                                    FEBRUARY 28    AUGUST 31
                                                       1997           1996
                                                       ----           ----
Current assets:
  Cash and cash equivalents                        $   122,315   $   857,488
  License fee receivable                               200,000       200,000
  Inventory deposit                                       --         241,037
  Other current assets                                 105,472        82,388
                                                   -----------   -----------
     Total current assets                              427,787     1,380,913

Property and equipment, net                            465,144       539,528

Other assets:
  License fee receivable                               300,000       300,000
  Investment in Switch Telecommunications
    Pty Limited                                      2,316,165     2,316,165
  Other assets                                          67,155        43,633
                                                   -----------   -----------
     Total other assets                              2,683,320     2,659,798
                                                   -----------   -----------

     Total assets                                  $ 3,576,251   $ 4,580,239
                                                   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $   290,825   $   130,715
  Unearned revenue                                     200,000       499,985
  Notes payable, current portion                        53,639        53,639
  Capital leases payable, current portion               31,091        31,091
                                                   -----------   -----------
     Total current liabilities                         575,555       715,430

Other liabilities:
  Capital leases payable                                43,396        55,099
  Unearned revenue - license fee                       300,000       300,000
                                                   -----------   -----------
     Total other liabilities                           343,396       355,099
                                                   -----------   -----------
     Total liabilities                                 918,951     1,070,529

Stockholders' equity:
  Common stock, par value
  $.001 per share; 50,000,000 shares
  authorized, 14,514,442 and 14,114,441
  shares issued and outstanding                         14,514        14,114
Additional paid in capital                           6,790,902     6,747,967
Retained earnings (accumulated deficit)             (4,148,116)   (3,252,371)
                                                   -----------   -----------
     Total stockholders' equity                      2,657,300     3,509,710
                                                   -----------   -----------
     Total liabilities and stockholders' equity    $ 3,576,251   $ 4,580,239
                                                   ===========   ===========

                          WAVETECH ,INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 1997 AND 1996 (UNAUDITED)


                                                         1997           1996
                                                         ----           ----
Revenue                                             $    522,639   $      1,983

Cost of sales:
     Direct costs                                        515,413        104,090
                                                    ------------   ------------

Gross profit (loss)                                        7,226       (102,107)

Other costs
     Development and administrative expenses             905,234        605,065
                                                    ------------   ------------

Net loss from operations                                (898,008)      (707,172)

Other income (expense)
     Interest income                                       8,105         10,549
     Interest expense                                     (5,838)          (832)
                                                    ------------   ------------
    Total other income (expense)                           2,267          9,717
                                                    ------------   ------------

Net loss                                            $   (895,741)  $   (697,455)
                                                    ============   ============
Per share data
Net loss per common share                           $      (0.06)  $      (0.07)
                                                    ------------   ------------
Weighted average number of shares outstanding         14,228,728     10,432,818
                                                    ============   ============

                          WAVETECH ,INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1997 AND 1996 (UNAUDITED)


                                                         1997            1996
                                                         ----            ----
Revenue                                             $    514,240   $     (3,009)

Cost of sales:
     Direct costs                                        464,184         74,462
                                                    ------------   ------------

Gross profit (loss)                                       50,056        (77,471)

Other costs
     Development and administrative expenses
                                                         453,117        339,968
                                                    ------------   ------------

Net loss from operations                                (403,061)      (417,439)

Other income (expense)
     Interest income
                                                           1,555          8,181
     Interest expense                                     (3,538)          (832)
                                                    ------------   ------------
     Total other income (expense)
                                                          (1,983)         7,349
                                                    ------------   ------------

Net loss                                            $   (405,044)  $   (410,090)
                                                    ============   ============

Per share data
Net loss per common share                                  (0.03)         (0.04)
                                                    ------------   ------------
Weighted average number of shares outstanding       $ 14,314,442   $ 10,500,582
                                                    ============   ============

                          WAVETECH ,INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 1997 AND 1996 (UNAUDITED)

                                                           1997           1996
                                                           ----           ----
Cash flows from operating activities:
     Net loss                                         $  (895,741)  $  (697,455)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                         97,759        34,684
     Common stock issued for services                      23,333
     Changes in assets and liabilities:
     (Increase) in other current assets                   (23,084)          (50)

     Decrease in inventory deposit                        241,037
     (Increase) in intangibles due to purchase
       of Telplex, Inc.                                   (25,000)
     Increase (decrease) in accounts payable
       and accrued expenses                               160,108      (103,311)
     (Decrease) in accrued interest payable                             (39,327)
     Decrease in unearned revenue                        (299,985)
       Total Adjustments                                  174,168      (108,004)
                                                      -----------   -----------

       Net cash used in operating activities             (721,573)     (805,459)

Cash flows from investing activities:
     Purchase of property and equipment                   (21,897)      (62,783)
     Increase in other assets                                           (31,593)
                                                      -----------   -----------
       Net cash used in investing activities              (21,897)      (94,376)

Cash flows from financing activities:

     Payment of notes payable                                          (307,939)

     Payments on capital lease payable                    (11,703)

     Proceeds from sale of warrants                        20,000

     Proceeds from common stock issued                                1,200,614
                                                      -----------   -----------

       Net cash provided by financing activities            8,297       892,675
                                                      -----------   -----------
Net increase (decrease) in cash                          (735,173)       (7,160)

Cash and cash equivalents, beginning of period            857,488       285,793
                                                      -----------   -----------


Cash and cash equivalents, end of period              $   122,315   $   278,633
                                                      ===========   ===========

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balances as of August 31, 1996 were derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month and six month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. For further information, refer to the Company's financial statements for the year ended August 31, 1996 included in its Form 10-KSB/A.

The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiaries, Interpretel, Inc., Interpretel (Canada) Inc., International Environment Services Corporation (an inactive corporation), and Telplex International Communications, Inc. - (see Note 2). All material intercompany balances and transactions have been eliminated.

On March 8, 1995, the Company entered into a Plan and Agreement of Reorganization for the Exchange of Stock ("Acquisition") with the former shareholders of Interpretel, Inc., an Arizona corporation ("Interpretel"), pursuant to which the Company agreed to issue 6,000,000 shares of its common stock in exchange for 100% of the 1,532,140 shares of Interpretel's common stock then outstanding. In addition, former shareholders of Interpretel are entitled to receive additional shares of the Company's common stock if the Company meets certain net profit thresholds. Interpretel's business consists of developing, marketing, and providing interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, billing services, marketing, sales support, and customer service to provide features and services, including but not limited to long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation/translation, information, retrieval, interface to existing databases, and product promotion services. Each Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trade marks, service marks, and materials related thereto.

NOTE 2 - ACQUISITION

On January 1, 1997, the Company acquired certain intangible assets of Telplex, Inc., an Arizona corporation, in exchange for $25,000 in cash. These assets were placed in a new wholly-owned subsidiary of Wavetech, Inc. called Telplex International Communications, Inc. ("Telplex"). The Company did not assume any of the liabilities of Telplex. Telplex is a switchless international long distance reseller. The Acquisition of Telplex's assets was made pursuant to an Asset Purchase Agreement dated January 22, 1997 by the Company, although it is deemed effective as of January 1, 1997.

This Acquisition has been accounted for under the purchase method of accounting and the results of Telplex's operations since the acquisition date have been included with those of the Company.

NOTE 3 - PER SHARE DATA

Per share data is based on the weighted average number of shares outstanding throughout the periods. There is no difference between primary and fully dilutive earnings per share, because the assumed exercise of stock options outstanding would not have a dilutive effect on the computation.

2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO
THREE MONTHS ENDED FEBRUARY 29, 1996

Beginning for the year ended August 31, 1997 the income statement now has a separate line item for the direct allocation of cost of sales due to the increase in revenue.

REVENUES

Revenues increased to $514,240 for the three months ended February 28, 1997 from ($3,009) for the three months ended February 29, 1996 . $474,160 was due to revenue representing the purchase and installation of an Interpretel System which consisted of a computer platform and related software and $35,000 represents revenues resulting from the resale of international long distance minutes.

COST OF SALES

Cost of sales increased to $464,184 for the three months ended February 28, 1997 from $74,462 for the three months ended February 29, 1996. $378,009 of this increase was due to the cost of a computer platform and software for the sale of an Interpretel System and $28,180 represents the cost associated with the resale of international long distance minutes. The increase was also due to greater expenditures on print advertising and costs associated with the creative development and printing of the fulfillment kits for the various cards.

DEVELOPMENT AND ADMINISTRATIVE COSTS

Expenses increased to $453,117 for the three months ended February 28, 1997 from $339,968 for the three months ended February 29, 1996. $14,000 of the increase resulted from additional overhead costs associated with the Acquisition of certain intangible assets of Telplex, Inc., an Arizona corporation, in January 1997. Other costs associated with the increase related to investor relations, legal costs associated with the preparation of the 10KSB, proxy solicitation and various required filings, marketing and depreciation expenses.

SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO
SIX MONTHS ENDED FEBRUARY 29, 1996

REVENUES

Total revenues increased to $522,639 for the six months ended February 28, 1997 from $1,983 for the six months ended February 29, 1996. This increase was due almost entirely to the installation revenue and to resale of the international long distance minutes.

COST OF SALES

Total cost of sales increased to $515,413 for the six months ended February 28, 1997 from $104,090 for the six months ended February 29, 1996. $406,189 of the increase in cost of sales was attributable to the costs associated with the installation of the Interpretel System and costs associated with the resale of international long distance minutes. Marketing and the costs of fulfillment for the six months ended February 28, 1997 accounted for an increase of $67,500 as compared to $0 for the six months ended February 29, 1996.

DEVELOPMENT AND ADMINISTRATIVE COSTS

Total development and administrative costs increased to $905,234 for the six months ended February 28, 1997 from $605,065 for the six months ended February 29, 1996. This increase was due to greater expenditures on advertising, investor relations, platform services, rent escalation, legal, and depreciation expenses.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1997, the Company had $122,315 in cash. The Company's principal uses of cash were for general working capital purposes. In March 1997, the Company entered into an agreement to secure approximately $200,000 of short-term financing while the Company continues to aggressively pursue long-term financing.

The Company's liquidity position is strained. Liquidity needs are currently being met from internally generated funds and financing activities. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing. Although the Company is negotiating an agreement to raise equity and/or financing, in order to meet its long-term liquidity needs, and is actively engaged in activities regarding such financing, there can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary to pursue its business plan on a timely basis.

INFLATION

Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

TRENDS

Within the computer telephony industry, there is a strong trend toward consolidation by both established and emerging growth companies. Since this industry is very dynamic and not considered mature, consolidation allows companies to leverage their technologies to acquire market shares more rapidly.

It is the intent of Wavetech to identify synergistic companies within this industry and to form alliances through strategic partnerships, mergers and or acquisitions. Benchmarks used for identifying prospective companies include: technology innovations; market growth opportunities; management expertise; and ongoing revenue.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2. CHANGE IN SECURITIES

On January 21, 1997, the Company issued a Warrant to purchase up to 2,000,000 shares of Common Stock to Switch Telecommunications Australia Pty Ltd., an Australian corporation ("Switch") in exchange for $20,000 cash. The Warrant permits Switch to purchase up to 2,000,000 shares of the Company's Common Stock at any time on or before January 21, 2001 at a price of $1.50 per share. The Warrant was issued in connection with a memorandum of understanding, dated May 21, 1996, between the Company and Switch.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5. OTHER INFORMATION - NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Number                 Description                    Method of Filing
          ------                 -----------                    ----------------
          3.1      Certificate of Incorporation                        *

          3.2      By-laws                                             *

          10.1     Warrant, dated January 21, 1997, by the Company
                   to Switch Telecommunications Pty                    *

          10.2     Employment Agreement, dated January 22, 1997,
                   between Telplex International  Communications,
                   Inc. and John Vogel                                 *

          27       Financial Data Schedule                             *

     *    Filed herewith

     (b)  REPORTS ON FORM 8-K -- NOT APPLICABLE

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:                                WAVETECH, INC.


                                      By: /s/ Gerald I. Quinn
                                         ---------------------------------------
                                           Gerald I. Quinn
                                           President and Chief Executive Officer



                                      By: /s/ Lydia M. Montoya
                                         ---------------------------------------
                                           Lydia M. Montoya
                                           Chief  Financial Officer