Form 10QSB
period 1997-05-31
WAVETECH INC
filed 1997-07-11
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________.

                         Commission File Number 0-15482


                                 WAVETECH, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                                               22-2726569
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       5210 E. WILLIAMS CIRCLE, SUITE 200
                              TUCSON, ARIZONA 85711
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (520) 750-9093
                           ---------------------------
                           (Issuer's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: JULY 10, 1997

               Class                              No. Of Shares Outstanding
               -----                              -------------------------
     Common Stock. Par Value $.001                        14,954,813

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets
         May 31, 1997 (unaudited) and August 31, 1996                 3

         Condensed Consolidated Statements of Operations -
         Nine Months Ended May 31, 1997and May 31, 1996
         (unaudited)                                                  4

         Condensed Consolidated Statements of  Operations -
         Three Months Ended May 31, 1997 and May 31, 1996
         (unaudited)                                                  5

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended May 31, 1997 and May 31, 1996
         (unaudited)                                                  6

         Notes to Condensed Consolidated Financial Statements
         May 31, 1997 and May 31, 1996 (unaudited)                    7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8/9

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                            10

ITEM 2.  Change in Securities                                         10

ITEM 3.  Defaults upon Senior Securities                              10

ITEM 4.  Submission of Matters to a Vote of Security Holders          10

ITEM 5   Other Information                                            11

ITEM 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                            12

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MAY 31, 1997 (UNAUDITED) AND AUGUST 31, 1996


                                     ASSETS
                                                       May 31       August 31
                                                        1997          1996
                                                     ----------     ---------
Current assets:
   Cash and cash equivalents                             20,909       857,488
   License fee receivable                                    --       200,000
   Inventory deposit                                         --       241,037
   Other current assets                                 107,798        82,388
                                                    -----------   -----------
     Total current assets                               128,707     1,380,913

Property and equipment, net                             474,127       539,528

Other assets:
   License fee receivable                               300,000       300,000
   Investment in Switch Telecommunications
     Pty Limited                                      2,316,165     2,316,165
   Other assets                                          66,139        43,633
                                                    -----------   -----------
     Total other assets                               2,682,304     2,659,798
                                                    -----------   -----------
     Total assets                                   $ 3,285,138   $ 4,580,239
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $   402,274   $   130,715
   Unearned revenue                                          --       499,985
   Notes payable, current portion                        85,710        53,639
   Capital leases payable, current portion               37,527        31,091
                                                    -----------   -----------
     Total current liabilities                          525,511       715,430

Other liabilities:
   Capital leases payable                                81,703        55,099
   Unearned revenue - license fee                       300,000       300,000
                                                    -----------   -----------
     Total other liabilities                            381,703       355,099
                                                    -----------   -----------
     Total liabilities                                  907,214     1,070,529

Stockholders' equity:
   Common Stock, par value
   $.001 per share; 50,000,000 shares
   authorized, 14,715,538 and 14,114,441 shares
   issued and outstanding                                14,715        14,114
Additional paid in capital                            6,824,866     6,747,967
Retained earnings (accumulated deficit)              (4,461,657)   (3,252,371)
                                                    -----------   -----------
    Total stockholders' equity                        2,377,924     3,509,710
                                                    -----------   -----------
    Total liabilities and stockholders' equity      $ 3,285,138   $ 4,580,239
                                                    ===========   ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)


                                                         1997           1996
                                                         ----           ----

Revenue                                             $   797,626     $     2,837

Cost of sales:
     Direct costs                                       599,474         141,775
                                                    -----------     -----------

Gross profit (loss)                                     198,152        (138,938)

Other costs
     Development and administrative expenses          1,398,985       1,059,826
                                                    -----------     -----------

Net loss from operations                             (1,200,833)     (1,198,764)

Other income (expense)
     Interest income                                      8,497          19,051
     Interest expense                                   (16,947)         (1,104)
                                                    -----------     -----------
     Total other income (expense)                        (8,450)         17,947
                                                    -----------     -----------

Net loss                                            $(1,209,283)    $(1,180,817)
                                                    ===========     ===========
Per share data
Net loss per common share                           $     (0.08)    $     (0.11)
                                                    -----------     -----------
Weighted average number of shares outstanding        14,364,769      10,789,422
                                                    ===========     ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)


                                                         1997           1996
                                                         ----           ----

Revenue                                             $   274,987     $       854

Cost of sales:
     Direct costs                                        84,060          33,993
                                                    -----------     -----------

Gross profit (loss)                                     190,927         (33,139)

Other costs
     Development and administrative expenses            493,752         487,781
                                                    -----------     -----------

Net loss from operations                               (302,825)       (520,920)

Other income (expense)
     Interest income                                        391           8,502
     Interest expense                                   (11,109)           (272)
                                                    -----------     -----------
     Total other income (expense)                       (10,718)          8,230
                                                    -----------     -----------

Net loss                                            $  (313,543)    $  (512,690)
                                                    ===========     ===========
Per share data
Net loss per common share                           $     (0.02)    $     (0.04)
                                                    -----------     -----------
Weighted average number of shares outstanding        14,640,260      11,570,331
                                                    ===========     ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND 1996 (UNAUDITED)

                                                          1997         1996
Cash flows from operating activities:
     Net Loss                                        $(1,209,283)   $(1,180,818)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                       146,915         64,013
     Common stock issued for services                     57,500
     Changes in assets and liabilities:
     (Increase) in  other current assets                 (25,412)        (7,260)
     Decrease (increase) in license fee receivable       200,000       (500,000)
     Decrease in inventory deposit                       241,037
     (Increase) in intangibles due to purchase
        of Telplex, Inc.                                 (25,000)
     Increase (decrease) in accounts payable
        and accrued expenses                             271,558        (57,066)
     (Decrease) increase in unearned revenue            (499,985)       500,000
                                                     -----------    -----------
       Total Adjustments                                 366,613           (313)
                                                     -----------    -----------
       Net cash used in operating activities            (842,670)    (1,181,131)

Cash flows from investing activities:
     Purchase of property and equipment                  (79,020)      (149,467)
     (Increase) in other assets                                         (68,555)
                                                     -----------    -----------
       Net cash used in investing activities             (79,020)      (218,022)

Cash flows from financing activities:
     Proceeds from (payment) of notes payable, net        32,071       (324,600)
     Borrowing of capital lease payable                   53,782         72,362
     Payment of capital lease payable                    (20,742)       (25,983)
     Proceeds from sale of warrants                       20,000
     Proceeds from common stock issued                                2,693,114
                                                     -----------    -----------
       Net cash provided by financing activities          85,111      2,414,893
                                                     -----------    -----------

Net (decrease) increase in cash                         (836,579)     1,015,740

Cash and cash equivalents, beginning of period           857,488        285,793
                                                     -----------    -----------
Cash and cash equivalents, end of period             $    20,909    $ 1,301,533
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balances as of August 31, 1996 were derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. For further information, refer to the Company's financial statements for the year ended August 31, 1996 included in its Form 10-KSB/A.

The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiaries, Interpretel, Inc., Interpretel (Canada) Inc., International Environment Services Corporation (an inactive corporation), and Telplex International Communications, Inc. All material intercompany balances and transactions have been eliminated.

NOTE 2 - NOTES PAYABLE

During the quarter ended May 31, 1997 the Company borrowed $200,000 through a short-term, 14% interest note. The note included warrants to purchase 30,000 shares of Wavetech, Inc.'s common stock at $0.91 per share. The note accrued interest through May 22, 1997, at which time all principal and accrued interest were paid.

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

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS OVERVIEW

The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technologies and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During 1995 and 1996 the Company has remained focused on the development of the software infrastructure for its call processing and data management systems. Beta sites and limited operations commenced in late 1995. During 1996, the Company signed a licensing agreement with Switch Telecommunications Pty Limited in Australia. Switch launched commercial operations of the Interpretel System in Australia in December, 1996. Early 1997 saw the completion of the infrastructure development. Customized applications were also completed for various companies in Canada and the United States. Marketing strategies are being revised to properly launch these initiatives.

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO
THREE MONTHS ENDED MAY 31, 1996

REVENUES
Revenues increased to $274,987 for the three months ended May 31, 1997 from $854 for the three months ended May 31, 1996. $200,000 was due for the payment of a licensing fee and $57,800 was due for the resale of international long distance minutes. The licensing fee was the first of three payments due per the agreement with Switch Telecommunications Pty Limited which was signed May 21, 1996.

COST OF SALES
Cost of sales increased to $84,060 for the three months ended May 31, 1997 from $33,993 for the three months ended May 31, 1996. $49,000 of the increase was due to the costs associated with the resale of international minutes.

DEVELOPMENT AND ADMINISTRATIVE COSTS
Expenses increased to $493,752 for the three months ended May 31, 1997 from $487,781 for the three months ended May 31, 1996. The increase represents additional overhead costs associated with the Telplex acquisition.

NINE MONTHS ENDED MAY 31, 1997 COMPARED TO
NINE MONTHS ENDED MAY 31, 1996

REVENUES
Total revenues increased to $797,626 for the nine months ended May 31, 1997 from $2,837 for the nine months ended May 31, 1996. This increase was due almost entirely to the installation revenue of $474,160, the licensing fee revenue of $200,000 and the resale of international minutes of $92,840.

COST OF SALES
Total cost of sales increased to $599,474 for the nine months ended May 31, 1997 from $141,775 for the nine months ended May 31, 1996. The largest increase in cost of sales was due to the costs associated with the installation of the Interpretel System which represented $378,009 and the $77,095 associated with the resell of international minutes. Marketing and fulfillment costs increased by 100% to $69,153 compared to the nine months ended May 31, 1996.

DEVELOPMENT AND ADMINISTRATIVE COSTS
Total development and administrative costs increased to $1,398,985 for the nine months ended May 31, 1997 from $1,059,826 for the nine months ended May 31, 1996. This increase was due to greater expenditures on advertising, rent escalation and legal. Investor relations and the costs associated with the annual meeting represented a 100% increase or $106,600 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. The Company had minimal costs associated with investor relations and no annual meeting costs for the nine months ended May 31, 1996 because the Company did not hold an annual meeting for the year ended August 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
At May 31, 1997 the Company had $20,909 in cash. In order to address its short-term working capital needs, the Company borrowed $32,000 from certain Board Members at the end of May.

The Company's liquidity position is strained. Because the Company has not achieved positive cash flow from its operating activities, the Company's ability to continue operations is dependent upon its ability to raise additional equity and/or debt financing or to negotiate acquisitions or mergers with other entities. The Company is currently negotiating agreements for financing although it does not presently have any agreements, binding or non-binding, with respect to any financing. There can be no assurance that the Company will be able to consummate the transaction and/or raise the additional financing necessary to continue its operations.

INFLATION
Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

"SAFE HARBOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LITIGATION REFORM ACT OF
1996
This Form 10-QSB may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, product development risks, the results of financing efforts and other risks identified from time to time in the Company's Securities and Exchange Commission filings.

PART II    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2.  CHANGE IN SECURITIES - NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its 1997 Annual Meeting of Stockholders on March 26, 1997.

(b) At the 1997 Annual Meeting, the stockholders elected the following persons to serve as Directors until the next Annual Meeting of the stockholders:
     Terence E. Belsham, Richard P. Freeman, Gerald I. Quinn, Richard Baillie, Terry Cuthbertson and Terrence H. Pocock. Following such election, Messrs. Baillie and Cuthbertson declined to accept their respective membership on the Company's Board of Directors.

(c) At the 1997 Annual Meeting, the following matters were submitted to a vote by the stockholders:

     (i) to elect Terence E. Belsham, Richard P. Freeman, Gerald I. Quinn, Richard Baillie, Terry Cuthbertson and Terrence H. Pocock as Directors, each to serve a one-year term;
     (ii) to amend the Company's Certificate of Incorporation to change its name from Wavetech, Inc. to Telplex International, Inc.;
     (iii) to change the Company's state of incorporation from New Jersey to Nevada; and
     (iv) to ratify the adoption of the 1997 Stock Incentive Plan for employees (including directors, officers and consultants).

The voting results as to the foregoing matters were as follows:

                                     Votes       Votes      Votes                   Brokers
               Proposal               For       Against    Withheld   Abstentions  Non-votes
               --------               ---       -------    --------   -----------  ---------
Election of Terence E. Belsham     7,073,119       0       543,355         0           0

Election of Richard P. Freeman     7,073,119       0       543,355         0           0

Election of Gerald I. Quinn        7,073,119       0       543,355         0           0

Election of Richard Baillie        7,073,119       0       543,355         0           0

Election of Terry Cuthbertson      7,073,119       0       543,355         0           0

Election of Terrence E. Pocock     7,073,119       0       543,355         0           0

Amendment to Certificate of
Incorporation to change name       7,613,874       0          0          2,600         0

Change of state of incorporation   7,417,716    172,558       0          26,200        0

Ratification of adoption of 1997
Stock Incentive Plan               5,477,201   1,782,125      0         357,148        0

ITEM 5.  OTHER INFORMATION

The Company currently lacks adequate funds to finance its ongoing working capital needs. As a result of such circumstances, during May of 1997, two of the Company's Directors made short-term loans to the Company in an aggregate amount of $32,000. In addition, the Company has entered into agreements with its employees to compensate such persons' salaries with a number of shares of the Company's Common Stock with a fair market value on the last day of a regular pay period equal to each respective employee's salary plus a 10% premium as consideration for entering into such agreements. All of the shares will be issued as Deferred Shares pursuant to the Company's 1997 Stock Incentive Plan. The Company intends to continue such arrangements, subject to the agreement of each employee, until it has secured additional working capital financing.

The Company is currently seeking to secure adequate sources of funds to finance its immediate and long-term working capital needs. Such sources may include a private placement of equity by the Company, commercial financing, or a strategic alliance or other business combination. The Company does not currently have any agreements, binding or non-binding, with respect to any such above stated arrangements. Further, there can be no assurance that the Company will be able to secure adequate sources of funds and its inability to do so would result in a material adverse affect upon the Company's business and results of operations. In addition, if the Company succeeds in acquiring additional financing, such efforts may result in additional dilution to the Company's stockholders; impose restrictions upon the Company's ability to incur additional debt, pay future dividends, enter into future business combinations or other restrictions upon the Company to act in a manner which its Board of Directors may deem advisable; or result in a change in control of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              No. 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company filed a report on Form 8-K on April 1, 1997, disclosing the issuance on March 17, 1997 of a promissory note and warrants to purchase 30,000 shares of its Common Stock in a transaction pursuant to Regulation S of the Securities Act of 1933, as amended.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 10, 1997                WAVETECH, INC.



                                     By: /s/ Gerald I. Quinn
                                         -------------------------------------
                                         Gerald I. Quinn
                                         President and Chief Executive Officer



                                     By: /s/ Lydia M. Montoya
                                         -------------------------------------
                                         Lydia M. Montoya
                                         Chief  Financial Officer