Form 10QSB/A
period 1997-05-31
WAVETECH INC
filed 1997-07-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                 FORM 10-QSB/A-1

(Mark One)


[X] AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934.


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

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES



PART II. OTHER INFORMATION                                        Page
                                                                  ----
ITEM 6.  Exhibits and Reports on Form 8-K                           3

SIGNATURES                                                          4

PART II    OTHER INFORMATION

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



Dated:  July 15, 1997                WAVETECH, INC.




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