Form 10KSB
period 1997-08-31
WAVETECH INC
filed 1997-12-15
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1997.

[ ]  Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition  period from              to           .
                                                 ------------   -----------
                         COMMISSION FILE NUMBER: 0-15482

                                 WAVETECH, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

         New Jersey                                             22-2726569
----------------------------                              ----------------------
(State or other jurisdiction                                  (IRS Employer
    of incorporation)                                     Identification Number)

                       5210 E. Williams Circle, Suite 200
                           Tucson, Arizona 85711-4410
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (520) 750-9093

          Securities to be registered under Section 12(g) of the Act:

Title of Each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     None                                               None

          Securities to be registered under Section 12(b) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $865,571.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 28, 1997 was approximately $5,187,772 based on the average high and low bid prices for such Common Stock as reported on the Nasdaq SmallCap System.

     The number of shares of Common Stock outstanding as of November 28, 1997 was 15,141,364. The aggregate number of Redeemable Common Stock Purchase Warrants outstanding as of November 28, 1997 were 3,119,630.

     Documents Incorporated by Reference - Various like numbered exhibits from the Company's 1987 Registration Statement File No. 33-8353; Post-Effective Amendment No. 1 to Form S-18 Registration Statement, SEC File No. 33-8353 filed September 2, 1988; Form 10-K for the fiscal year ending August 31, 1991.

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS," INCLUDING STATEMENTS REGARDING, AMONG OTHER ITEMS, THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN ITS BUSINESS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS AND VARIOUS OTHER FACTORS DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE HEREIN, AS WELL AS THE COMPANY'S PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

(A)  BUSINESS DEVELOPMENT

COMPANY PROFILE

     Wavetech, Inc. (hereinafter referred to as the "Company" or "Wavetech") was incorporated in the State of New Jersey on July 10, 1986. The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") by filing and registering with the Securities and Exchange Commission a Form S-18 under the Securities Act of 1933; 400,000 units, each unit consisting of three shares of Common Stock and one Class A and one Class B redeemable Common Stock purchase warrant. Its Registration Statement became effective on February 11, 1987. A total of 400,000 units were sold at the offering price of $6.75 per unit for gross total proceeds of $2,700,000. The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "ITEL."

WAVETECH SUBSIDIARIES

     INTERNATIONAL ENVIRONMENTAL SERVICES CORPORATION. On June 6, 1991, Wavetech acquired all of the outstanding stock of International Environmental Services Corporation (hereinafter referred to as "IES"), a privately held Delaware corporation, in exchange for 8,000,000 shares (400,000 shares after the 1-20 split) of the company and a $5 per cubic yard royalty payment on IES's future operations, if any. IES has not derived any revenue from its operations.

     IES was incorporated in 1988 and at the time of its acquisition reported as its sole asset approximately 1,000 acres of real property located in Carroll County, Ohio. The property was acquired by IES for the purpose of converting all, or a portion thereof, to a non-hazardous sanitary landfill facility. In November 1995, Wavetech was advised that all of the land was sold to satisfy real estate taxes in arrears by Carroll County, Ohio. This tax sale was consummated in April 1994. The Company intends to pursue legal recourse to recover the value of the land from responsible parties.

     Following the acquisition of IES,  Wavetech was comprised of two divisions:
An Environmental Laboratory Testing and Engineering Division through a wholly-owned subsidiary, Applied Environmental Technology, Inc. ("Applied") and a Landfill Development & Management Division ("IES"). During the year ended August 31, 1995, Wavetech, with the then President abstaining, voted to sell the stock of Applied to the father of the then President. This divestiture occurred before March 8, 1995, during the year ended August 31, 1995, resulting in Wavetech having no further liabilities nor assets on its balance sheet associated with Applied.

     INTERPRETEL, INC. On March 8, 1995, Wavetech, Inc. ("Wavetech") entered into an agreement with Interpretel, Inc. ("Interpretel") pursuant to which Wavetech agreed to issue 6,000,000 shares of its Common Stock in exchange for 100% of the outstanding 1,532,140 shares of Common Stock of Interpretel. The transaction resulted in the former shareholders of Interpretel owning approximately 80% of the outstanding shares of Wavetech. The Acquisition agreement also provides that during the three year period following the March 8, 1995 closing, former shareholders of Interpretel are entitled to receive an additional 7,500,000 Common Shares of Wavetech through an "earn-out" based upon before tax net profit. During the two year period following closing, former shareholders of Interpretel could earn up to 3,750,000 Common Shares of Wavetech for every $0.50 net profit before taxes, and an additional 3,750,000 Common Shares of the Wavetech for every $1.00 of cumulative total net profit before taxes. During the third year following closing, any shares not previously issued pursuant to this agreement can be earned at $1.50 net profit before taxes per share. To date, no additional shares have been issued pursuant to the "earn out."

     Interpretel is a facilities based telecommunication company using an advanced computer telephony platform to deliver enhanced calling card services. Incorporated in the state of Arizona in September of 1993, the Company was formed to create a simple calling card product featuring direct access to over-the-phone language interpreters with services provided by AT&T Language Line. Employing a digital computer/telephony integrated platform (switch) as a back-bone, the company's products and services have evolved significantly to capitalize on features and capabilities of the system. The Company now focuses on highly customized and branded, enhanced calling cards, virtual office and interactive marketing applications. Since its inception, Interpretel has focused on creating an infrastructure to support product development, administration, sales, marketing, and customer support.

     Following the acquisition of Interpretel by Wavetech, the former principals of Interpretel were elected to serve as the management for the newly-structured corporation.

     INTERPRETEL (CANADA) INC. On March 10, 1995, Interpretel (Canada) Inc. was incorporated under the laws of the Province of Ontario as a wholly owned subsidiary of Interpretel, Inc. It was formed to secure a long distance reseller's registration and license in that country through the Canadian Radio and Television Commission (CRTC), which is the equivalent of the FCC in Canada. This reseller's license qualifies Interpretel (Canada) Inc. to operate as a reseller of long distance services and secure contracts with Canadian corporations and organizations as a Canadian entity. Interpretel (Canada) Inc. is essentially a sales and customer service operation.

     TELPLEX INTERNATIONAL COMMUNICATIONS, INC. On January 1, 1997, the Company acquired certain intangible assets of Telplex, Inc., an Arizona corporation, in exchange for $25,000 in cash. These assets, which consisted primarily of goodwill, an international long distance wholesaler's license, a few customer contracts for the resale of switchless international long distance numbers, as well as a non-compete agreement from the owner of Telplex, Inc., were acquired by the Company through its new wholly-owned subsidiary Telplex International Communications, Inc. ("Telplex"). The Company did not assume any of the liabilities of Telplex, Inc.

(B)  BUSINESS OF ISSUER AND SUBSIDIARIES

     The Company conducts most of its operations through its wholly-owned subsidiary, Interpretel. Interpretel is a facilities based telecommunication company using an advanced computer telephony platform to deliver enhanced calling card services. The Company's products are highly customized and branded for specific distributor applications and feature a single point of access, via any touch-tone telephone, to a suite of information and communication services.

     Sample services include: world-wide direct calling; instant conference calling; over-the-phone language interpretation supporting over 100 languages; fax-based language translation; news, weather and sports headlines; integrated voice and fax mail; integration with customer call centers; and in Canada, Dun & Bradstreet Express business services, and legal consultations and referrals. All services are billed on a post-pay basis directly to the subscriber, usually via a credit card.

     Positioned as an added-value service, principal benefits to distributors include: cost-effective information distribution and interactive marketing and promotion capability. The product also becomes a customer retention vehicle and new profit center.

     Since its inception, Interpretel has focused primarily on the development of product specifications, proprietary application software (including call-processing, billing, membership and customer service database software), execution of vendor contracts, development of corporate infrastructure (including customer service, sales and marketing divisions, regional sales staff), design and printing of product and marketing brochures, and strategic planning for international business development. The Company's software packages are tightly integrated into a state-of -the-art communications system creating a platform network that can be duplicated throughout the world as the Company proceeds with its international expansion plans.

     The Company has issued a tariff, bearing F.C.C. Tariff No. 2, filed in compliance with the requirements of the Communication Act of 1934, as amended, with the Federal Communications Commission.

     Interpretel has a staff of five employees, of which four were employed on a full-time basis. The Company currently has operations underway in the United States and Canada, and in Australia through a licensing agreement with Switch Telecommunications Pty Ltd.

FEATURES AND CAPABILITIES OF THE COMPANY'S INTERACTIVE SYSTEM

     The Company's call-processing architecture is a UNIX-based multi-tasking digital call-processing system integrated with a Tandem database server, which provides the ability to manage a wide range of diverse applications on a single platform. The Company believes that its systems computer telephony integration technology is "leading edge," is highly robust, modularly designed and can support virtually limitless expansion and capacity. The system offers direct T-1/DS-3 connectivity with the public telephone network and is networked remotely for customer service/database management.

     The Company's database management system is currently managed and administered from its corporate offices in Tucson, Arizona, with the call processing platforms located in Lincoln, Nebraska. Plans are currently underway to locate call processing platforms in Toronto to support Canadian operations. In Sydney, Australia, a fully operational system is supporting customer traffic for the Company's first international licensing partner, Switch Telecommunications Pty Ltd.

     From 1994 through 1997, the Company remained focused on the development of the infrastructure for its call-processing and data management systems. Although the Company has signed major distributor agreements over the last three years, results are not expected to be commercially realized until at least early 1998.

     The Company currently offers the following programs:

     1. THE INTERPRETEL TRAVELER CARD. Designed for worldwide business and travel use, this application offers voice and fax mail with pager notification; over-the-phone language interpretation; fax-based document translation; 12-way conference calling; news and sports headlines; and access to domestic and international calling card long distance service. Line charges are billed to the subscriber's credit card of choice. The Company is considering distribution of this program through a direct mail initiative or promotional program.

     2. THE AFFINITY CARD PROGRAM. Building on the Interpretel Card, this program allows a company to brand and fully customize services including integration of Interpretel's communication features with their own services. The Company currently has Affinity Card programs with Diners Club International and Delta Hotels and Resorts, among others. The Affinity Card Program constitutes the cornerstone of the Company's current marketing and sales initiatives.

     3. THE VIRTUAL OFFICE PROGRAM. Built as a customized "affinity" product and featuring many of the same services as the Interpretel Traveler Card, this product is positioned for the Small Office/Home Office (SOHO) market and uses a private `888' number for access. Unique to this program is a "follow-me"
function which dials and searches multiple phone numbers locating the subscriber. As a new initiative, during fiscal 1998, the Company intends to commence marketing this product to multi-level sales organizations.

     4. THE INTERACTIVE MARKETING PROGRAM. The Company's advanced call-processing system can be used for non-card based applications, including interactive voice response, fax-backs, surveys/polling and meet-me conferencing systems. The modular call-processing architecture allows easy creation of applications with virtually no limit. As the Company builds its sales and marketing infrastructure, this program will receive greater attention in the future.

STRATEGIES FOR THE FUTURE

     The Company believes it is positioned to significantly expand its customer base and penetrate new markets. The Company's proprietary interactive call-processing software and related systems are designed to address the needs of the international customer and be easily integrated into foreign telecommunication networks. The Company intends to develop additional licensing agreements similar to the agreement signed with Switch Telecommunications Pty Ltd for Southeast Asia.

     As companies are shifting from mass-marketing initiatives to "one-on-one interactive" marketing, the Company believes it is uniquely and strategically positioned for growth by enabling businesses to customize and personalize their marketing initiatives using the Company's interactive telecommunication systems. The Company intends to aggressively pursue the following growth strategies:

          SEEK OUT ATTRACTIVE ACQUISITION, MERGER AND JOINT VENTURE OPPORTUNITIES. The Company believes there exist several unaffiliated third parties whose operations or assets would complement the Company's products and services. The Company intends to seek out potential acquisitions, mergers, joint ventures or other partnerships as they arise. However, to date, the Company has no binding agreements for any such opportunities. See "Risk Factors--Uncertainty of Strategic Relations," "--Potential Acquisitions" and "--Need for Additional Financing."

          FOCUS ON EXPANSION INTO INTERNATIONAL MARKETS. The Company intends to aggressively seek expansion into international markets. To date, the Company has executed a licensing agreement with Switch Telecommunications Pty Ltd for use of the Company's platforms in
          Southeast  Asia.  Switch  Telecommunications  is  operational  and  is currently marketing and distributing products and services from the Interpretel System. The Company expects to receive royalty payments on the sales of these products and services over the next year, however, that amount, if any, is not yet readily determinable. The Company believes that its technology can be readily adaptable to a variety of foreign communications networks and that significant demand exists in international markets for the Company's services. See "Risk Factors--Risks Associated with International Expansion."

          EXPAND SALES AND MARKETING EFFORTS. The Company's operations to date have consisted principally of developing its technology and product offerings. The Company intends to increase revenues by expanding its base of users through direct sales and marketing efforts, as well as through affiliations with other third parties. See "Risk Factors--Competition."

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases its office and administrative space at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711. The lease expires November 30, 2001, and requires the Company to make payments thereunder in an average amount of approximately $8,400 per month over the term of the lease.


ITEM 3.  LEGAL PROCEEDINGS

     Applied Environmental Technology, Inc. (Applied') was named as a defendant in a lawsuit filed by Long Beach Memorial Hospital (the "Hospital") on July 30, 1992 and, in December 1994, Wavetech, Inc. was added as a party defendant in the filing of an Amended Complaint. The Hospital alleges to have sustained damages as a result of certain errors and emissions by Applied in performing the engineering of asbestos removal for the Hospital. Litigation counsel for Applied believes that there are adequate defenses to the action and now believe that the action will be dismissed. Litigation counsel has also advised Wavetech, Inc. that the applicable statute of limitations has expired on this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET PRICE FOR THE COMPANY'S SECURITIES

     The Company's Common Stock is quoted on the Nasdaq SmallCap Market. The high and low bid prices of the Company's Common Stock as reported by Nasdaq from September 1, 1995 through August 31, 1997 by fiscal quarters (i.e. 1st Quarter = September 1 through November 30) were as follows:

                   1st Qtr          2nd Qtr        3rd Qtr           4th Qtr
                ------------     ------------    ------------     ------------
                High     Low     High     Low    High     Low     High     Low
                ----     ---     ----     ---    ----     ---     ----     ---
1996
Common Stock   2 1/16    3/4    1 3/8     3/4   2 1/8     3/4       2      3/4

1997
Common Stock   1 1/16   17/32   1 1/32    1/4   15/16    11/32     3/4     5/16

     The bid and the asked price of the Company's Common Stock on November 28, 1997 were 15/32 and 7/16, respectively.

     As of November 28, 1997, the Company had 173 shareholders of record of its Common Stock. As of February 1997, the Company had 1,496 shareholders that beneficially own the stock in the name of various brokers.

     The Company has never declared a dividend and does not plan to declare a dividend of cash on Wavetech, Inc. Common Stock in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A) The Company's business consists of developing, operating, marketing and selling interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and special purpose groups. During 1995 and 1994, the Company remained focused on the development of the infrastructure for its call processing and data management systems. Operations in the USA and Canada commenced on a limited basis in 1996. The Company signed a licensing agreement with Switch Telecommunications Pty Ltd of Australia.

OPERATIONS OVERVIEW

     The Company, after completing the development of its back end systems during the last quarter of 1996 and the first quarter of 1997, commenced operations. Revenues increased to $865,571 in 1997 from $19,895 in 1996. The increase of $474,106 was due primarily to the purchase and installation of an Interpretel System which consisted of a computer platform and related software. Revenues from the resale of international long distance minutes were $149,155 in 1997 due to the acquisition of Telplex, Inc. During 1997 the $200,000 licensing fee was paid which represented the first of three payments due per the agreement with Switch Telecommunications Pty Ltd.

COSTS AND EXPENSES

     Expenses increased to $ 2,503,356 in 1997 from $1,912,876 in 1996. $378,009 of this increase was due to the cost of a computer platform and software for the sale of an Interpretel system and $175,813 represents the cost associated with the resale of international long distance minutes and the additional overhead costs related to the acquisition of Telplex, Inc. Print advertising and costs associated with the creative development and printing of the fulfillment kits for the various cards increased to $126,665 in 1997 from $32,952 in 1996. Investor relations and costs associated with the annual meeting represented a 100% increase of $106,000 during 1997. Depreciation and amortization expense increased by $74,974 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1997 the Company had a working capital deficit of $579,333 as compared to working capital of $665,483 at August 31, 1996. The Company borrowed $122,000 from certain Board Members in order to address the working capital needs. As a result of inadequate funds during the last quarter the Company entered into agreements with its employees to compensate such persons' salary with a number of shares of the Company's Common Stock with a fair market value on the last day of a regular pay period equal to each respective employee's salary plus a 10% premium as consideration for entering into such agreements. All of the shares were issued as Deferred Shares pursuant to the Company's 1997 Stock Incentive Plan.

     As part of this strategy to preserve capital, the Company was aggressively pursuing a number of financing, merger and acquisition opportunities. The Company signed an investment banking agreement with Stern, Agee and Leach to assist in evaluating the opportunities available for re-capitalizing the Company. Short-term debt financing was secured during this period while longer term solutions were pursued with the investment bankers.

INFLATION

     Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had a material impact on its limited operations.

(B)  RISK FACTORS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS," INCLUDING STATEMENTS REGARDING, AMONG OTHER ITEMS, THE COMPANY'S GROWTH STRATEGY, FUTURE PRODUCTS, SALES, ABILITY TO LICENSE FUTURE PRODUCTS AND MARKET PRODUCTS AND ANTICIPATED TRENDS IN THE COMPANY'S BUSINESS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE NEED FOR ADDITIONAL FINANCING, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS, ITS DEPENDENCE ON THIRD PARTY CONSULTANTS AND KEY PERSONNEL, AND OTHER FACTORS DESCRIBED IN THE "RISK FACTORS" SECTION SET FORTH BELOW AND ELSEWHERE HEREIN.

     LIMITED OPERATING HISTORY; PREVIOUS LOSSES. The Company was incorporated in 1995, however, it did not have any significant business operations until 1997. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development ---
particularly companies in new and rapidly evolving markets such as the Company's. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and upgrade its technologies and commercialize services utilizing such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses of approximately $(1,629,285), $(1,860,204) and $(1,055,099) during each of the three most recent fiscal years. The Company recorded revenues for the quarter ended February 28, 1997, but there can be no assurance that the Company will record a profit or, if so, will be able to sustain growth and profitability.

     FACTORS AFFECTING OPERATING RESULTS; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's operating results have varied significantly in the past and may vary significantly in the future. Special factors that may cause the Company's future operating results to vary include the unique nature of strategic relationships into which the Company may enter in the future, changes in operating expenses resulting from such strategic relationships and other factors, the continued acceptance of the Company's licensing program, the financial performance of the Company's licenses, the timing of new services, announcements, market acceptance of new and enhanced versions of the Company's services, potential acquisitions and changes in legislation and regulation that may affect the competitive environment for the Company's communications services and general economic and seasonal factors, among others. In the future, revenues from the Company's strategic relationships may become an increasingly significant portion of the Company's total revenues. Due to the unique nature of each strategic relationship, these relationships may change the Company's mix of expenses relative to revenues. In addition, the Company's royalties from Switch Telecommunications Pty Ltd ("Switch") may be adversely affected if Switch experiences equipment failure, cannot secure reasonable long distance rates from an Australian telecommunications company in a highly regulated monopoly market or its equipment becomes redundant or obsolete.

     Quarterly revenues are difficult to forecast because the market for the Company's information and telecommunications services is rapidly evolving. The Company's expense levels are based, in part, on its expectations as to future revenues. If actual revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, among others, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock will likely be adversely affected.

     INTENSE COMPETITION. The information and telecommunications services industries are intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. There can be no assurance that the Company will be able to successfully compete with such entities. As a result, such competition could materially adversely affect the Company's business, operating results and financial condition.

     The Company attempts to differentiate itself from its competitors by offering an integrated suite of information and communications services. A number of other providers currently offer each of the individual services and certain combinations of the services offered by the Company. The Company's worldwide long distance services and features, such as conference calling, compete with services provided by companies such as AT&T, MCI and Sprint Corporation ("Sprint"), as well as smaller interexchange long distance providers. The Company's voice mail services compete with voice mail services provided by certain regional Bell operating companies ("RBOCs") as well as by independent voice mail vendors such as Octel Communications Corporation. The Company's proposed enhanced travel services, concierge services, new services and electronic mail services are expected to compete with the services of other computer telephony companies such as Premier Technologies (WorldLink), VoiceNet, among others. The Company also expects that other parties will develop and implement information and telecommunications service platforms similar to that of the Company, thereby increasing competition for the Company's services.

     In addition, the Telecommunications Act of 1996 allows local exchange carriers, including the RBOCs to provide inter-LATA long distance telephone service, which will likely significantly increase competition for long distance services. The new legislation also grants the Federal Communications Commission ("FCC") the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of information and telecommunications services by regulated entities, including the RBOCs, in competition with the Company. Such increased competition could have a material adverse effect on the Company's business, operating results and financial position. See "--Regulation."

     Telecommunication companies often compete for consumers based on price, with major long distance carriers conducting extensive advertising campaigns to capture market share. Many of the Company's competitors can offer lower rates to consumers as a result of higher gross revenues. As a result, the Company may be required to reduce the prices at which it offers services in order to remain competitive. A decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the RBOCs and other local exchange carriers into the long distance market, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company expects that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the contractual right to prevent its subscribers from changing to a competing network, and the Company's subscribers may generally terminate their services with the Company at will. If the Company is unable to compete with emerging technologies or services, it may lose customers and, as a result, its business and operating results may be materially adversely affected.

     The personal telecommunications products industry is intensely competitive and subject to rapid change. The Company believes that the principal competitive factors affecting the markets for its products include customer service, content, quality, price, marketing, distribution, uninterrupted service and proprietary technology. In addition, consumer demand for particular telecommunications products may be adversely affected by the increasing number of competitive products from which to choose, making it difficult to predict the Company's future success in producing personal telecommunications products for the retail market.

     TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW SERVICES. The information and telecommunications services markets are characterized by rapid technological change, frequent new product introductions and evolving industry standards. The Company's future success will depend in significant part on its ability to anticipate industry standards, continue to apply advances in technologies, enhance its current services, develop and introduce new services on a timely basis, enhance its software and call processing platform and successfully compete with products and services based on evolving or new technology. The Company expects new products and services, and enhancements to existing products and services, to be developed and introduced which will compete with the services currently offered or planned by the Company. The Company is also aware that products currently exist which allow text-to-voice electronic mail conversion and provide "meet me" services, and that several communications companies are developing or have developed services, that would compete with the Company's proposed devices. The Company currently intends to introduce and market new and enhanced services in 1998, such as a Virtual Office product and an integrated messaging service.

     The Virtual Office will allow subscribers to enter up to three different telephone numbers into the system including a pager number. A caller will be able to instruct the system to leave a voice or fax message for the subscriber or direct the system to search for the subscriber at one of the designated numbers. If the caller leaves a message for the subscriber, he will then be paged and be notified of a voice or fax message. This type of service is sometimes referred to as a "follow me" service. The Integrated Messaging Service will allow a subscriber to access e-mail and fax messages off the Internet via telephone using text-to-voice conversion. The same application will allow a subscriber to access all the different Wavetech/Interpretel services via a laptop computer. Development of these services will require the implementation of new technologies and the integration of these technologies into the Company's call processing platform. Rapid changes in technology and product obsolescence require the Company to develop or acquire new products and to enhance its existing products on a timely basis. There is no assurance that the Company will be able to predict such changes or have the resources required or otherwise be able to respond to market or technological changes or to compete successfully in the future.

     There can be no assurance that the Company will be successful in developing and marketing service enhancements or new services that respond to these or other technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of its services, or that its new services, and the enhancements thereto, will adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the introduction of new services, the inability of the Company to develop such new services or the failure of such services to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     UNCERTAINTY OF STRATEGIC RELATIONSHIPS. A principal element of the Company's growth strategy is the creation and maintenance of strategic relationships that will enable the Company to offer its services to a larger customer base than the Company could otherwise reach through its direct marketing efforts. The Company has entered into or initiated strategic relationships with several companies, including Switch, DonTon Travel, Inc., TeamMark and GroupMark. These relationships were formed recently, and have not produced significant revenues to date. The Company is unable to predict their success or failure due to limited operating experience with these strategic partners. Although the Company intends to continue to expand its direct marketing channels, the Company believes that strategic partner relationships may offer a potentially more effective and efficient marketing channel.

Consequently, the Company's success depends in part on the ultimate success of these relationships and on the ability of these strategic partners to effectively market the Company's services. Failure of one or more of the Company's strategic partners to successfully develop and sustain a market for the Company's services, or the termination of one or more of the Company's relationships with a strategic partner, could have a material adverse effect on the Company's overall performance due to the possibility of more costly direct marketing expenditures by the Company and other factors.

     Although the Company views its strategic relationships as a key factor in its overall business strategy and in the development and commercialization of its services, there can be no assurance that its strategic partners view their relationships with the Company as significant for their own businesses or that they will not reassess their commitment to the Company in the future. The Company's arrangements with its strategic partners do not establish minimum performance requirements for the Company's strategic partners, but instead rely on the voluntary efforts of these partners in pursuing joint goals. Certain of these arrangements prevent the Company from entering into strategic relationships with other companies in the same industry as the Company's strategic partners, either for specified periods of time or while the arrangements remain in force. In addition, even when the Company is without contractual restriction, it may be restrained by business considerations from pursuing alternative arrangements. The ability of the Company's strategic partners to incorporate the Company's services into successful commercial ventures will require the Company, among other things, to continue to successfully enhance its existing services and develop new services. The
Company's inability to meet the requirements of its strategic partners or to comply with the terms of its strategic partner arrangements could result in its strategic partners failing to market the Company's services, seeking alternative providers of communication and information services or canceling their contracts with the Company, any of which could have a material adverse impact on the Company.

     DEPENDENCE ON LICENSING RELATIONSHIPS. The Company has an active licensing relationship with one company, Switch Telecommunications Pty Ltd in Australia. The Company intends to increase its number of licenses and the volume of its licensee transactions volume. However, the telecommunications industry is intensely competitive and rapidly consolidating while the majority of companies that chose to outsource communications card services to the Company are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. The inability of the Company to attract larger or more licensee transactions, the failure of one or more of the Company's licensees to develop and sustain a market for the Company's services, or termination of one or more of the Company's licensing relationships, could have a material adverse effect on the Company's business, operating results and financial condition.

     ABILITY TO MANAGE GROWTH. The Company expects to experience substantial growth in 1998 and thereafter as it begins to operate its call processing networks. This growth, if any, can be expected to place significant demands on all aspects of the Company's business, including its administrative, technical and financial personnel and systems. In addition, expansion by the Company may strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing resources will be adequate to support expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its technical, administrative, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, then the quality in the Company's services, its ability to retain key personnel and its results of operations could be materially adversely affected. At certain stages of growth in network usage, the Company is required to add capacity to the call processing platform, thus requiring the Company continuously to attempt to predict growth in its network usage and add capacity to its system accordingly. Difficulties in managing continued growth, including difficulties in predicting the growth in network usage, could have a material adverse effect on the Company, its business and results of operations.

     DEPENDENCE ON KEY MANAGEMENT AND PERSONNEL. The Company's success is largely dependent upon its executive officers, the loss of one or more of whom could have a material adverse effect on the Company. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of Gerald I. Quinn, President and CEO, and Richard P. Freeman, Vice President. The loss of services of any of these individuals could have a material adverse effect upon the Company. Mr. Quinn has entered into an employment agreement with the Company which expires in May, 1998. Mr. Freeman has entered into an employment agreement with the Company which is automatically renewed on an annual basis. The Company does not currently maintain key man life insurance on the lives of any of these persons.

     The Company also believes that its success depends upon its ability to hire and retain highly qualified engineering and product development personnel. Competition in the recruitment of highly qualified personnel in the information and telecommunications services industry is highly intense. The inability of the Company to identify, attract and retain such personnel may have a material adverse effect on the Company. No assurance can be given that the Company will be able to retain its key employees or that it will be able to attract qualified personnel in the future.

     DEPENDENCE ON CALL PROCESSING PLATFORM, DAMAGE, FAILURE AND DOWNTIME. The Company currently maintains a single UNIX-based multi-tasking call processing system integrated with a Tandem database server located in Lincoln, Nebraska. The Company's network service operations are dependent upon its ability to protect the equipment and data at its switching facility against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. The Company has taken certain precautions to protect itself and its subscribers from events that could interrupt delivery of the Company's services. These precautions include physical security systems, an uninterruptible power supply and an on-site power generator designed to be sufficient to continue operation of the Company's network in the event of a power outage. The Company's network is further designed such that the data on each network server is duplicated on a separate network server. Notwithstanding such precautions, there can be no assurance that a fire, act of sabotage, technical failure, natural disaster or a similar event would not cause the failure of a network server and its backup server, other portions of the Company's network, or the Lincoln facility as a whole, thereby resulting in an outage of the Company's services. Such an outage could have a material adverse effect on the Company. While the Company has not experienced any downtime of its network due to natural disasters or similar events, on occasion the Company has experienced downtime due to various technical failures. When such failures have occurred, the Company has worked to remedy the failure as soon as possible. The Company believes that these technical failures have been infrequent and have not resulted in any material downtime of the call processing platform since the Company's inception. Although the Company maintains business interruption insurance providing for aggregate coverage of approximately $25,000 per occurrence, there can be no assurance that the Company will be able to maintain its business interruption insurance, that such insurance would continue to be available at reasonable prices, that such insurance would cover all such losses or that such insurance would be sufficient to compensate the Company for losses it experiences due to the Company's inability to provide services to its subscribers.

     LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY: RISKS OF INFRINGEMENT. The Company relies primarily on a combination of copyright and trade secret laws and contractual confidentiality provisions to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. The Company has no patents or patent applications pending and has no registered trademarks or copyrights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software or services or to obtain and use information that the Company regards as proprietary. Although the Company is not aware of any current or previous infringement upon its proprietary rights, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States. An inability of the Company to adequately protect its proprietary technology or other assets could have a material adverse effect on its business and results of operations.

     To date, no actions have been filed against the Company with respect to either alleged patent or trademark infringement claims. However, no assurance can be given that actions or claims alleging trademark, patent or copyright infringement will not be brought against the Company with respect to current of future products or services, or that, if such actions are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved services, require the Company to enter into royalty or licensing agreements or cause the Company to discontinue use of the challenged tradename, service mark or technology at potential significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, any of which results could have a material adverse effect on the Company.

     DEPENDENCE UPON SOFTWARE. The software developed and utilized by the Company in providing its services may contain undetected errors. Although the Company engages in extensive testing of its software prior to introducing the software onto its network, there can be no assurance that errors will not be found in software after commencement of use of such software. Any such error may result in partial or total failure of the Company's network, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of subscribers to use Interpretel's network or the cancellation by subscribers of their service with Interpretel, any of which could have a material adverse effect on the Company.

     DEPENDENCE UPON TELECOMMUNICATION PROVIDERS; NO GUARANTEED SUPPLY. The Company does not own a transmission network and, accordingly, depends on MCI for transmission of its subscribers' long distance calls. For the year ended August 31, 1997, MCI was responsible for carrying traffic representing approximately 100% of the minutes of long distance transmissions billed to the Company. Further, the Company is dependent upon local exchange carriers for call origination and termination. If there is an outage affecting the Company's terminating carriers, the Company's call processing platform may not complete a call. The Company has not experienced significant losses in the past because of interruptions of service at terminating carriers, but no assurance can be made in this regard with respect to the future integrity of such carriers. The Company's ability to maintain and expand its business depends, in part, on its ability to continue to obtain telecommunication services on favorable terms from a long distance carrier and the cooperation of both interexchange and local exchange carriers in originating and terminating service for its subscribers in a timely manner. A partial or total failure of the Company's ability to receive or terminate calls would result in a loss of revenues by the Company and could lead to a loss of subscribers, either of which could have a material adverse effect on the Company.

     The Company obtains long distance telecommunications services pursuant to supply agreements with Interact, Inc. of Lincoln, Nebraska, and MCI. No assurance can be given that the Company will be able to obtain long distance services in the future at favorable prices or at all, and the unavailability of long distance services to the Company, or a material increase in the price at which the Company is able to obtain long distance service, would have a material adverse affect on the Company's business financial condition and results of operations. The Company is not currently a party to a long distance telecommunications services agreement, that requires the Company to purchase a minimum amount of service each month. The Company may determine that it is desirable to enter into agreements containing minimum purchase requirements. No assurance can be given that demand for services in the areas covered by the Company's transmission suppliers will exceed any minimum purchase requirement in the future.

     REGULATION. Various regulatory factors may have an impact on the Company's ability to compete and on its financial performance. The Company is subject to regulation by the Federal Communications Commission ("FCC") and by various state public service and public utility commissions. Federal and state regulations and regulatory trends have had, and may have in the future, both positive and negative effects on the Company and on the information and telecommunications service industries as a whole. FCC policy currently requires interexchange carriers to provide resale of the use of their transmission facilities. The FCC also requires local exchange carriers to provide all interexchange carriers with equal access to the origination and termination of calls. If either or both of these requirements were removed, the Company would be adversely affected. These carriers may experience disruptions in service due to factors outside the Company's control, which may cause the Company to lose the ability to complete its subscribers' long distance calls. The Company has made all filings with the FCC necessary to allow the Company to provide interstate and international long distance service. In order to provide intrastate long distance service, the Company is required to obtain certification to provide telecommunications services from the public service or public utility commissions of each state, or to register or be found exempt from registration by such commissions. The Company has not yet made any filings or taken any actions to become certified or tariffed to provide intrastate card services to customers throughout the United States. To date, the Company has not been denied any licenses or tariffs.

     On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 which will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service and which also grants the FCC authority to deregulate other aspects of the telecommunications industry. The new legislation may result in increased competition for the Company from others, including RBOCs and increased transmission costs in the future. See "--Competition" above.

     In conducting various aspects of its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and is also subject to the electronic funds transfer regulations embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Given the expansion of the electronic commerce market, the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could directly regulate the Company's business and industry and could have a material adverse affect on the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. A key component of the Company's strategy is its planned expansion into international markets. The
Company intends to establish call processing platforms in Canada, and potentially other countries in 1998 and beyond. If international revenues are not adjusted to offset the expense of establishing and maintaining these international operations, the Company's business, operating results or financial condition could be materially adversely affected. To date, the Company has only limited experience in marketing and distributing its services internationally. There can be no assurance that the Company will be able to successfully establish the proposed international call processing platforms, or to market, sell and deliver its services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain difficulties and risks inherent in doing business on an international level, such as burdensome regulatory requirements and unexpected changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reduction in business activity during the summer months in certain parts of the worlds and potentially adverse tax consequences, which could have a material adverse effect on the performance of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse affect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

     RISK OF LOSS FROM RETURNED TRANSACTIONS, FRAUD, BAD DEBT, THEFT OF SERVICES. The Company utilizes Intrust Bank, N.A., principal financial payment clearance systems for electronic fund transfers and ICVerify software for electronic credit card settlement. In its use of these established payment clearance systems, the Company generally bears the same credit risks normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use disputes, theft or fraud. From time to time persons may be able to gain unauthorized access to the Company's network and obtain services without rendering payment to the Company by unlawfully utilizing the access numbers and personal identification numbers ("PINs") of authorized users. Although to date the Company has not experienced material losses due to such unauthorized use of access numbers and PINs, no assurance can be given that future losses due to unauthorized use will not be material. The Company currently seeks to manage these risks through its internal controls and proprietary billing system. The Company's call processing platform prohibits a single access number and PIN from establishing multiple simultaneous connections to the network system, and the Company establishes preset spending limits for each subscriber. The Company also maintains a reserve for such risks. Past experience in estimating and establishing reserves and the Company's historical losses are not necessarily accurate indications of the Company's future losses or the adequacy of the reserves established by the Company in the future. Although the Company believes that its risk management and bad debt reserve practices are adequate, there can be no assurance that the Company's risk management practices or reserves will be sufficient to protect the Company from unauthorized or returned transactions or thefts of services which could have a material adverse effect on the Company's business, operating results and financial condition.

     POTENTIAL ACQUISITIONS. The Company may in the future pursue acquisitions of complementary services, products, technologies or businesses. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the write-off of software development costs, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on the Company's business, operating results and financial condition. Future acquisitions would involve numerous additional risks, including those related to the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company. The Company currently has no agreements or understandings with regard to any potential acquisitions.

     NEED FOR ADDITIONAL FINANCING. The Company has significant cash requirements in connection with its business. To date, the Company has been unable to generate sufficient revenues to recover its costs. See "--Limited Operating History; Previous Losses" above. In addition to its working capital requirements, the Company must fund the production and marketing of its products prior to the time the products are made available for sale and generate revenues. The Company's potential receipt of revenues from product sales are subject to substantial contingencies, and there can be no assurances concerning the timing and amount of future revenues from product sales. Additionally, the Company may not receive payment from its customers until a period after products are sold to end-users.

     The Company may be required to seek additional financing in the event of delays, cost overruns or unanticipated expenses associated with a company in an early stage of development, or in the event the Company does not realize anticipated revenues. In addition, the Company may require additional financing in the future to further expand its product offerings or to make strategic acquisitions. There can be no assurance that such additional financing will be available, or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders. The Company currently has no commitment for any such financing and in the event such necessary financing is not obtained, the Company's operations will be materially adversely affected and the Company will have to cease or substantially reduce operations. Any additional equity financings may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants, including limiting the Company's ability to incur additional debt.

     NASDAQ LISTING AND MAINTENANCE REQUIREMENTS; RISK OF DELISTING. The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. Under the rules for continued listing in the Nasdaq system, the Company must satisfy prior to February 23, 1998 and thereafter will be required to maintain at least $2,000,000 in net tangible assets or $35,000,000 in market capitalization, two market-makers, a public float of at least $500,000 shares and a minimum bid price of $1.00 per share, as well as satisfy certain corporate governance criteria. Upon notice of a deficiency in one or more of the maintenance requirements, the Company would be given 90 days (30 days in the case of the number of market-makers) to comply with the maintenance standards. Failure of the Company to meet the maintenance requirements of Nasdaq prior to February 23, 1998 could result in the Company's securities being delisted from Nasdaq, with the result that the Company's securities would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau Incorporated. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price, the loss of news coverage about the Company and difficulty in obtaining future financing.

     RISK OF LOW-PRICED STOCK; PENNY STOCK REGULATIONS. If the Company's securities were delisted from Nasdaq (See "Risk Factors--Nasdaq Listing and Maintenance Requirements; Risk of Delisting"), they could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in this Offering to sell any of the securities acquired hereby in the secondary market.

     The Commission adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on Nasdaq and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the commission finds that such a restriction would be in the public interest.

     If the Company's securities were subject to the existing or proposed rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              WAVETECH, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

REPORT OF INDEPENDENT AUDITORS                                            24

CONSOLIDATED BALANCE SHEET - August 31, 1997                              25

CONSOLIDATED STATEMENT OF OPERATIONS -                                    26
Periods ended August 31, 1997 and 1996

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY -              27
Periods ended August 31, 1997 and 1996

CONSOLIDATED STATEMENTS OF CASH FLOWS -                                   28
Periods ended August 31, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                29

                         WAVETECH, INC. AND SUBSIDIARIES

                          Audited Financial Statements

                  For the years ended August 31, 1997 and 1996

                                   -----------

                 [LETTERHEAD OF ADDISON, ROBERTS & LUDWIG, P.C.]


                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
  Wavetech, Inc.



We have audited the accompanying consolidated balance sheet of Wavetech, Inc. and subsidiaries as of August 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wavetech, Inc. and subsidiaries as of August 31, 1997 and the results of its operations and its cash flows for the years ended August 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred a significant loss from operations and has a deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Addison, Roberts & Ludwig, P.C.


December 4, 1997

                         WAVETECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 1997
                                   -----------

                                     ASSETS
                                                                 1997
                                                                 ----
Current assets:
  Cash and cash equivalents                                  $    13,329
  Accounts receivable, net of allowance of $527                   26,273
  License fee receivable                                         150,000
  Prepaid expenses and other assets                                9,725
                                                             -----------
      Total current assets                                       199,327

Property and equipment, net                                      410,182

Noncurrent assets:
  Investment in Switch Telecommunications
    Pty Limited                                                2,316,165
  License fee receivable                                         150,000
  Intangibles, net of amortization of $7,511                      29,489
  Deposits and other assets                                       35,633
                                                             -----------
      Total noncurrent assets                                  2,531,287
                                                             -----------
      Total assets                                           $ 3,140,796
                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $   395,222
  Accrued interest payable, noncurrent portion                     5,248
  Unearned revenue                                               150,000
  Notes payable, current portion                                 172,071
  Capital leases payable, current portion                         56,119
                                                             -----------
      Total current liabilities                                  778,660
Noncurrent liabilities:
  Capital leases payable                                          53,892
  Unearned revenue-license fee                                   150,000
                                                             -----------
      Total liabilities                                          982,552

Commitments (Note 10)
Stockholders' equity:
  Common stock, par value $ .001 per share;
      50,000,000 shares authorized, 15,076,807
        shares issued and outstanding                             15,077
  Additional paid-in capital                                   7,024,823
  Accumulated deficit                                         (4,881,656)
                                                             -----------
        Total stockholders' equity                             2,158,244
                                                             -----------
        Total liabilities and stockholders' equity           $ 3,140,796
                                                             ===========
                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended August 31, 1997 and 1996
                                   -----------



                                                      1997             1996
                                                      ----             ----

Revenues                                          $   865,571     $    19,895
                                                  -----------     -----------
Expenses:
  Cost of sales                                       679,930             -0-
  Development                                             -0-         297,935
  General and administrative                        1,796,533       1,603,356
                                                  -----------     -----------
      Total expenses                                2,476,463       1,901,291
                                                  -----------     -----------
Net loss from operations                           (1,610,892)     (1,881,396)
Other income and expense:
  Interest income                                       8,500          32,777
  Interest expense                                    (26,893)        (11,585)
                                                  -----------     -----------
      Total other income and expense                  (18,393)         21,192
                                                  -----------     -----------
Net loss                                          $(1,629,285)    $(1,860,204)
                                                  ===========     ===========
Net loss per common share                         $      (.11)    $      (.17)
                                                  ===========     ===========
Weighted average number of
  shares outstanding                               14,455,167      11,200,401
                                                  ===========     ===========









                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WAVETECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the years ended August 31, 1997 and 1996
                                   -----------


                                                    Additional
                                          Common     Paid-in    Accumulated
                              Shares      Stock      Capital      Deficit       Total
                              ------      -----       -------     -------       -----
Balances, August 31, 1995    9,455,078   $ 9,455   $1,540,223  $(1,392,167) $   157,511

Common stock issued          4,659,363     4,659    5,207,744                 5,212,403

Net loss                                                        (1,860,204)  (1,860,204)
                            ----------   -------   ----------  -----------  -----------

Balances, August 31, 1996   14,114,441    14,114    6,747,967   (3,252,371)   3,509,710

Common stock issued            962,366       963      276,856                   277,819

Net loss                                                        (1,629,285)  (1,629,285)
                            ----------   -------   ----------  -----------  -----------

Balances, August 31, 1997   15,076,807   $15,077   $7,024,823  $(4,881,656)   2,158,244
                            ==========   =======   ==========  ===========  ===========



















                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the years ended August 31, 1997 and 1996
                                  ------------

                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net loss                                            $(1,629,285)  $(1,860,204)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                           211,876       136,902
  Common stock issued for services                        204,180       203,125
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable
      and other current assets                              1,108       (32,758)
    (Increase) decrease in license
      fee receivable                                      200,000      (500,000)
    (Increase) decrease in inventory deposit              241,037      (241,037)
    Increase (decrease) in accounts payable
      and accrued expenses                                264,507      (104,339)
    Increase (decrease) in accrued interest
     payable                                                5,248       (39,327)
    Increase (decrease) in unearned revenue              (499,985)      799,985
                                                      -----------   -----------
        Total adjustments                                 627,971       222,551
                                                      -----------   -----------
        Net cash used in operating activities          (1,001,314)   (1,637,653)
  Cash flows from investing activities:
    Purchase of property and equipment                    (79,020)      (89,352)
    Increase in deposits and other assets                     -0-        (2,508)
    Advance on notes receivable                               -0-       (45,282)
    Payment of notes receivable                            45,282           -0-
    Purchase of intangibles                               (25,000)          -0-
                                                      -----------   -----------
        Net cash used in investing activities             (58,738)     (137,142)
  Cash flows from financing activities:
    Proceeds from payments on notes payable               172,071      (324,600)
    Increase in capital lease payable                      53,783           -0-
    Payments on capital lease payable                     (29,961)      (22,023)
    Proceeds from common stock issued                         -0-     2,693,113
    Proceeds from sale of warrants                         20,000           -0-
                                                      -----------   -----------
        Net cash provided by financing activities         215,893     2,346,490
                                                      -----------   -----------
Net increase (decrease) in cash                          (844,159)      571,695
Cash and cash equivalents, beginning of year              857,488       285,793
                                                      -----------   -----------
Cash and cash equivalents, end of year                $    13,329   $   857,488
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

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------
1.   ORGANIZATION

     The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel), Interpretel (Canada) Inc., Telplex International, Inc. and International Environmental Services Corporation (an inactive corporation). All material intercompany balances and transactions have been eliminated. As of August 31, 1997, and for the previous three years, the Company had no operations other than its investment in Interpretel which was made on March 8, 1995. On March 10, 1995, Interpretel (Canada) Inc. was incorporated in Ontario, Canada as a wholly owned subsidiary of Interpretel. Interpretel (Canada) Inc. had not yet had any activities as of August 31, 1997.

     Interpretel was incorporated April 15, 1993, under the laws of the state of Arizona to develop, market and provide interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, bill services, marketing, sales support, and customer service to provide features and services, including but not limited to, long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation/translation, information retrieval, interface to existing databases, and product promotion services. Each
     Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trademarks, service marks, and materials related thereto. In prior years, Interpretel was deemed to be a development stage enterprise. For the year ended August 31, 1997, Interpretel is considered to be an operating company.

     On January 1, 1997, the Company acquired certain intangible assets of Telplex, Inc., an Arizona corporation, in exchange for $25,000 in cash. These assets were placed in a new wholly-owned subsidiary of Wavetech, Inc. called Telplex International Communications, Inc. ("Telplex"). The Company did not assume any of the liabilities of Telplex. Telplex is a switchless international long distance reseller. The acquisition of Telplex's assets was made pursuant to an Asset Purchase Agreement dated January 22, 1997, by the Company, although it is deemed effective as of January 1, 1997.

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

     INCOME TAXES

     The Company uses Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a liability approach to accounting for deferred income taxes in that the deferred income tax liability or benefit at the end of an accounting period should reflect the estimated deferred tax liability or tax benefit on the temporary book-tax differences at anticipated federal and state income tax rates.

     CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     At August 31, 1997, the Company maintained a cash balance in a bank account insured by the FDIC. The cash balance did not exceed the FDIC insurable amount.

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

     ADVERTISING COSTS

     The cost of advertising is expensed when incurred or when the first advertising takes place. Wavetech and Interpretel do not participate in direct-response advertising which requires the capitalization and amortization of related costs. The Company incurred $57,637 in advertising costs during the year ended August 31, 1997.

     INVESTMENTS

     Investments in companies in which the Company has less than a 20% interest are carried at cost. Dividends received from those companies are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

     REVENUE RECOGNITION

     Revenue from the sale of the licensing agreement is recognized when earned. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when incurred.

     CONCENTRATION OF REVENUE

     During the year ended August 31, 1997, the Company recognized revenue from the installment of equipment of $474,160 and $200,000 from the sale of a licensing agreement all from Switch. This represents 78% of total revenue for the year ended August 31, 1997.

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

     Management utilized certain estimates in connection with establishing and maintaining the value of the common stock of Switch (Note 5). It is at least reasonably possible that these estimates may change in the near term due to one or more future events. Such a change would change the value of the common stock of Switch. The effect of the change could be material to the financial statements.

4.   BUSINESS COMBINATION - COMMITMENT

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

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

5.   INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED

     During August, 1996 the Company entered into an agreement with Switch Telecommunications Pty Limited (Switch) to exchange an equity interest in the Company for an equity interest in Switch. The equity interests consist of outstanding common stock of the respective companies. The Company received five shares of Switch common stock in exchange for 1,544,110 shares of the Company's stock. These shares were pledged as collateral to a note payable to an officer/shareholder and subsequently released as of November 30, 1997. (Note 8)

     Switch is a wholly owned subsidiary of Tech Pacific Holdings Limited (Tech Pacific). Tech Pacific is an Australian corporation whose stock is not publicly traded. Tech Pacific is a wholly owned subsidiary of First Pacific, a publicly traded company on the Hong Kong stock exchange. Switch conducts business as a telecommunications Fixed Network Service Provider and also validates mobile telephone connections for Telestra Mobilenet in Australia. The Company has entered into a contract appointing Switch as the exclusive provider of Interpretel's telecommunications services in Australia, New Zealand, the subcontinent of India and Asia (excluding Korea and Japan) (Note 6).

     Since Switch is a privately held company, the market value of the shares is not readily ascertainable and is subject to uncertainty.

     The agreement provides that when Tech Pacific completes an initial public offering of its equity securities, the Company will have the right upon written notice to Tech Pacific to convert its Switch common stock at its current fair market value as determined by an independent third party into equity securities of an equivalent value proposed to be offered by Tech Pacific. If Tech Pacific has not completed an initial public offering within two years from the date of the agreement, then Tech Pacific shall, upon thirty days written notice from the Company, repurchase the Switch common stock held by the Company at its then market value as determined by an independent third party.

     Switch has a three-year warrant to purchase up to 2,000,000 shares of the Company's common stock at a price of $1.50 per share. The warrants expire January 17, 2000.

6.   LICENSING AGREEMENT

     The Company entered into an Equipment and Software Turnkey Agreement with Switch during August, 1996. This agreement sets forth the terms of fees and services between Interpretel and Switch. The agreement provides for the purchase of the Interpretel system and licensing for its use in Australia, New Zealand, the subcontinent of India and Asia (excluding Korea and Japan). The initial term of the license is seven years.

     In the agreement, Switch contracted to purchase an Interpretel System consisting of a computer platform and related software.

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

6.   LICENSING AGREEMENT, CONTINUED

     The agreement also provides for a licensing fee in the amount of $500,000 to be paid to Interpretel over a three-year period. Switch shall not have an obligation to pay any fees pursuant to termination provisions in the agreement. The licensing fees are reflected in the financial statements as Licensing fees receivable and unearned revenue. The Company received $200,000 of the licensing fee during the year ended August 31, 1997.

     Switch agreed to pay an additional fee to Interpretel of 2% of the gross revenues on all sales of products by Switch using the Interpretel System, including without limitation on gross revenues derived from prepaid applications, post-paid applications and Interactive Voice Response
     Systems. The fee of 2% of gross revenues shall be paid monthly on the fifteenth of each month based on prior month payments received by Switch. The fee of 2% of gross revenues shall be reviewed by the parties and increased or decreased by mutual agreement of the parties at least annually, reviewed after the first 15,000 cards are on the Interpretel system in Australia, and reviewed if net revenues for Switch are altered by a change in carrier discounts and/or rates. Net revenues are defined as gross revenues minus carrier costs only. During the year ended August 31, 1997, Switch did not pay any royalty fees to the Company. Management believes fees are due to the Company but the amount is not yet readily determinable; therefore no amount due is recorded in these financial statements.

7.   PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 1997:

                                                                      1997
                                                                      ----
       Furniture and fixtures                                      $ 170,415
       Computer equipment                                            505,377
       Software                                                      112,318
                                                                   ---------
           Total property and equipment, at cost                     788,110
       Less: accumulated depreciation                               (377,928)
                                                                   ---------
           Net property and equipment                              $ 410,182
                                                                   =========

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

8.   NOTES PAYABLE

     Note payable to a  shareholder  and officer of the
     Company due on demand with interest payable at 15%
     annually. Collateralized by five shares of Switch
     Telecommunications Pty common stock and one share
     of  Interpretel (Canada) common stock. (Note 13)              $ 109,071

     Note payable to a  shareholder  and officer of the
     Company due on demand with interest payable at 15%
     annually. Uncollateralized. (Note 13)                            13,000

     Note  payable to a  shareholder of the Company due
     and payable on demand no later than January  21, 1998.
     At the option of the holder, principal and interest
     can be paid in shares of common stock of Wavetech, Inc.
     with an aggregate payoff value equal to the aggregate
     amount of principal plus interest. Collateralized by
     security interest in accounts receivable, inventory,
     general intangibles, equipment, investments and
     personal guarantee of corporate officers. (Note 13)              50,000
                                                                   ---------
           Total short-term notes payable                          $ 172,071
                                                                   =========
9.   CAPITAL LEASES PAYABLE

     The Company has entered into capital lease arrangements for office furniture and equipment. The leases require monthly payments of principal and interest.

     Future lease commitments are as follows:

        1998                                                       $ 56,119
        1999                                                         35,746
        2000                                                         15,662
        2001                                                          2,484
                                                                   --------
                                                                   $110,011
                                                                   ========

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

10.  COMMITMENTS

     The Company has entered into cancelable operating agreements with a telecommunications service provider. The Company has agreed to a $12,555 monthly minimum charge. Although there are a limited number of service providers for the call processing systems used by the Company, management believes that other suppliers could provide similar services on comparable terms.

     Total rent expense under all operating leases for the years ended August 31, 1997 and 1996 approximated $107,000 and $95,500, respectively.

     The Company has entered into a lease agreement for office space.

     Future lease commitments are as follows:

        1998                                                     $ 99,453
        1999                                                      105,056
        2000                                                      110,659
        2001                                                      116,262
        2002                                                       29,416
                                                                 --------
        Total                                                    $460,846
                                                                 ========
11.  STOCKHOLDERS' EQUITY

     COMMON STOCK

     During the year ended August 31, 1997, the Company issued 62,342 shares of common stock for consulting services pursuant to various agreements valued at $37,303.

     During the year ended August 31, 1997, the Company issued 361,269 deferred shares of common stock under the 1997 Stock Incentive Plan to meet payroll expenses in the amount of $137,877.

     During the year ended August 31, 1997, the Company issued 100,000 shares in satisfaction of a note payable of $53,639.

     During the year ended August 31, 1997, the Company issued 300,000 shares of stock in satisfaction for services performed in the previous year.

     Pursuant to various consulting agreements, the Company has committed to issue 64,578 shares of common stock as payment for services valued at $29,000.

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

11.  STOCKHOLDERS' EQUITY, CONTINUED

     WARRANTS

     During 1995 and 1994, Interpretel issued warrants for the purchase of its common stock in connection with a note offering. On March 8, 1995, the warrants were converted to warrants to purchase common stock of the Company. The warrants are exercisable at a price of $1.00 per share at any time prior to May 31, 1998. As of August 31, 1997, there were 820,885 warrants outstanding.

     During 1995 and 1994, Interpretel issued warrants for the purchase of its common stock in connection with a private placement offering of units of common stock. At the date of the acquisition, the warrants were converted to warrants to purchase common stock of the Company. The warrants are exercisable at a price of $3.50 per share. The warrants expire June 30, 1998. As of August 31, 1997, there were 23,745 warrants outstanding.

     Pursuant to an agreement with Switch (Note 5) the Company issued warrants to purchase up to 2,000,000 shares of common stock at a price of $1.50 per share.

     In consideration of various consulting and loan agreements, the Company issued warrants to purchase up to 235,000 shares of common stock at an exercise price of between $.44 and $1.75 per share.

     The total number of warrants outstanding at August 31, 1997, is 3,079,630.

     STOCK OPTIONS

     During the year ended August 31, 1997, the Company adopted the Wavetech, Inc. 1997 Stock Incentive Plan. Under this plan, the Company is authorized to issue up to 4,600,000 shares of common stock. Shares may be issued as incentive stock options, deferred shares or restricted shares.

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

11.  STOCKHOLDERS' EQUITY, CONTINUED

     The Company issued the following options during the current year:

                                                   Option Price  Options Granted
                                                   ------------  ---------------
     Employee Incentive stock options              $ .66 - .81      1,800,000
     Non-Statutory stock options                           .66        400,000
     Non employee Director Automatic options        .375 - .79         50,000
     Restricted and deferred stock                   .35 - .94         78,935
                                                                    ---------
             Total options issued                                   2,328,935
                                                                    =========

                                                                  Exercise Price
                                                    Number of        Per Share
                                                     Shares            Range
                                                   ----------     --------------
         Outstanding, August 31, 1995                136,250         .10 - 6.25
         Issued                                    1,550,000        1.31 - 1.94
         Canceled                                   (450,000)              1.94
                                                  ----------       ------------

         Outstanding, August 31, 1996              1,236,250         .10 - 6.25

         Issued                                    2,328,935          .35 - .94

         Canceled                                 (1,236,250)      1.387 - .175
                                                  ----------       ------------
         Outstanding, August 31, 1997              2,328,935       $  .35 - .94
                                                  ==========       ============
12.  INCOME TAXES

     At August 31, 1997, the Company has net operating loss carryforwards totaling approximately $7,764,000 that may offset future income from 1997 to 2011 with varying expiration dates. No tax benefit has been recorded in the financial statements since realization of net operating loss carryforwards does not appear likely. The potential benefit of the net operating loss carryforwards and the deferred tax benefit of future timing differences under SFAS No. 109 is approximately $2,988,000. The March 8, 1995 acquisition (Note 4) resulted in a "change in control" as defined by Internal Revenue Service Regulations. Accordingly, the utilization of the Company's net operating loss carryforwards are deemed more likely than not to expire unutilized. The total amount of the net operating loss carryforwards, $7,764,000, consists of pre-acquisition losses of approximately $3,186,000. These losses cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforward.

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

12.  INCOME TAXES, CONTINUED

     The income tax benefit for the years ended August 31 is comprised of the following amounts:
                                                            1997      1996
                                                            ----      ----
     Current                                             $    -0-   $    -0-
     Deferred
       Federal                                           (429,000)  (628,000)
       State                                              (28,000)   (67,000)
                                                         --------   --------
                                                         (457,000)  (695,000)
     Valuation allowance                                  457,000    695,000
                                                         --------   --------
     Total tax benefit                                   $    -0-   $    -0-
                                                         ========   ========

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                            1997      1996
                                                            ----      ----
     Statutory tax rate                                   (35.0%)     (35.0%)
     State income taxes                                    (9.0%)      (9.0%)
     Amortization of organization costs                     7.0%        7.0%
     Release of valuation allowance                        37.0%       37.0%
                                                          -----       -----

     Effective tax rate                                      .0%         .0%
                                                          =====       =====

     The components of the net deferred tax asset are as follows:

                                                            1997
                                                            ----
     Deferred tax asset:
         Amortization of organization costs             $  (120,000)
         Net operating loss carryforward                 (2,868,000)
                                                        -----------
                                                         (2,988,000)

         Valuation allowance                              2,988,000
                                                        -----------
                                                        $       -0-
                                                        ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

13.  RELATED PARTY TRANSACTIONS

     The Company has cancelable operating agreements with a telecommunications service provider who is a shareholder of common stock of the Company. The Company has agreed to a $12,555 monthly minimum charge with the service provider. The current and future contracts with the service provider have been and are anticipated to be at market rates. The Company also purchased computer equipment and software from this provider valued at $378,009.

     During the year ended August 31, 1997, an officer and shareholder advanced $109,071 to the Company which is reflected in notes payable. The Company pledged as collateral the five shares of Switch common stock and one share of Interpretel (Canada) common stock (Note 8). As of November 30, 1997, the collateral has been released and the note payable is converted to shares of

     An officer and shareholder advanced $13,000 to the Company which is reflected in notes payable (Note 8).

     A shareholder of the Company advanced $50,000 to the Company which is reflected in notes payable (Note 8). The Company pledged as collateral a security interest in accounts receivable, inventory, general intangibles, equipment, instruments and personal guarantees of corporate officers. As of November 30, 1997 the collateral has been released and the shares converted to shares of common stock of the Company.

14.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the year ended August 31, 1997, the Company entered into capital leases in the amount of $53,783 to purchase office equipment.

     During the year ended August 31, 1997, the Company issued 100,000 shares of common stock in satisfaction of a note payable of $53,639.

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

     Supplemental disclosure of cash flow information:

                                                              1997      1996
                                                              ----      ----
        Cash paid during the period for:
          Income taxes                                      $    50    $    50
                                                            =======    =======
          Interest                                          $20,454    $39,327
                                                            =======    =======

                         WAVETECH, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

15.  SUBSEQUENT EVENTS

     Subsequent to August 31, 1997, the Company engaged in merger negotiations with a privately owned company. As of the date of this report, the Company has not entered into a binding agreement.

16.  GOING CONCERN

     For the year ended August 31, 1997, the Company sustained a loss of $1,629,285. The Company currently lacks adequate funds to finance its ongoing working capital needs.

     The Company is currently seeking to secure adequate sources of funds to finance its immediate and long-term working capital needs. Such sources may include a private placement of equity by the Company, commercial financing, or a strategic alliance or other business combination. The Company does not currently have any agreements, binding or non-binding, with respect to any such above stated arrangements. Further, there can be no assurance that the Company will be able to secure adequate sources of funds and its inability to do so would result in a material adverse affect upon the Company's business and results or operations. In addition, if the Company succeeds in acquiring additional financing, such efforts may result in additional dilution to the Company's stockholders; impose restrictions upon the Company's ability to incur additional debt, pay future dividends, enter into future business combinations or other restrictions upon the Company to act in a manner which its Board of Directors may deem advisable; or result in a change in control of the Company.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and choice of the Board of Directors of the Company.

DIRECTORS AND OFFICERS

     The directors and executive officers of the Company are as follows:

     Name               Age        Position Held with Company
     ----               ---        --------------------------
Terence E. Belsham      61     Chairman of the Company's Board of Directors

Gerald I. Quinn         53     President, Chief Executive Officer, and a
                               member of the Company's Board of Directors

Lydia M. Montoya        44     Chief Financial Officer

Richard P. Freeman      40     Vice President, Investor Relations and Product
                               Development, and a member of the Company's Board of Directors

Terrence H. Pocock      65     Director


     TERENCE E. BELSHAM was a co-founder of Interpretel. Since it was founded in 1992 until May 1996, Mr. Belsham was the President and CEO of Interpretel. Mr. Belsham has also served as the Company's Chairman of the Board since March 1995. From 1989 until 1992, Mr. Belsham was President of Intran Systems, Inc., an electronics manufacturing Company. From 1983 to 1989, Mr. Belsham owned Sinclair Associates, a real estate marketing and management firm. From 1965 to 1983, Mr. Belsham was President and owner of Lackie Manufacturing Company, Ltd., a jewelry manufacturing company in Canada. Mr. Belsham graduated from the business school of the University of Western Ontario. Mr. Belsham has been active in Rotary International, the Canadian Jeweler's Association and the 24 Karat Club.

     GERALD I. QUINN has been the President of Interpretel (Canada) Inc., a subsidiary of the Company, since 1995. In May 1996, Mr. Quinn became the President, Chief Executive Officer and a Director of the Company. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, which is one of Canada's leading teaching and research universities. While at the University of Guelph, Mr. Quinn's responsibilities included marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs. From 1975 until 1986, Mr. Quinn held many senior administrative positions with Canada's largest college of applied arts and technology, including positions relating to the development and commercialization of technology and multimedia based interactive learning programs. Since 1984, Mr. Quinn has served as a consultant to Cableshare Interactive Technology, Inc., a Canadian TSE listed public company that operates in the interactive television industry. Mr. Quinn has been a director of
Cableshare   since  1993  and  chairs  its  board   committee   on  mergers  and
acquisitions. Mr. Quinn is active in numerous civic and professional organizations and has been recognized for his work in marketing, sales, promotion and public relations by various trade organizations. Mr. Quinn has two arts degrees with majors in English, Economics and Political Science. Mr. Quinn's sister is married to Terrence H. Pocock.

     LYDIA M. MONTOYA joined the Company in September 1996 as its Chief Financial Officer. From May 1994 until September 1996, Ms. Montoya was self-employed as a Certified Public Accountant. Ms. Montoya was Controller of Ugly Duckling Corporation, a publicly traded company ("Ugly Duckling") from November 1992 to May 1994. Ugly Duckling is an operator of nine used car dealerships which also finance and service retail installment contracts generated from the sale of used cars by its dealerships. From July 1987 to October 1992, Ms. Montoya was Director of Partnership Accounting for Verde Investments, Inc., a real estate development company that constructed, operated and sold over 5,000 apartment units. Ms. Montoya began her career with Coopers & Lybrand, L.L.P. Ms. Montoya has a B.S. in Accounting from the University of Arizona and a B.S. in Sociology from Arizona State University.

     RICHARD P. FREEMAN was a co-founder of Interpretel and has served as Interpretel's Vice President since 1993 and as a Director of the Company since March 1995. Prior to joining Interpretel, Mr. Freeman was a principal in several entrepreneurial companies located in Arizona, which were primarily involved in the tourism and travel industries. Those companies included Desert Divers, a scuba retail and boat charter company, and Vacation, Etc., a tour and travel company which focused on corporate, leisure and adventure travel, wholesale tour operations and escorted senior travel. Mr. Freeman has also served as a consultant to several travel-related organizations, including the Business Radio Network, a national network. Mr. Freeman holds a Bachelor of Arts degree from the University of Arizona and is active in various civic and community organizations.

     TERRENCE H. POCOCK has been a Director the Company since March 1997. Mr. Pocock is the Vice Chairman of Cableshare Interactive Technology, Inc., a Canadian public company he founded in 1973 that operates in the interactive television industry. Currently, Mr. Pocock is involved in technology oversight for the board of directors at Cableshare. From its inception in 1973 until 1992, Mr. Pocock was the CEO of Cableshare. While at Cableshare, Mr. Pocock was involved in product development and was responsible for obtaining several patents on interactive television technology. Mr. Pocock holds B.A., B Comm. and MBA degrees from various Canadian universities and is a graduate of the Canadian Royal Military College. Mr. Pocock is married to the sister of Gerald I. Quinn.

ITEM 10. EXECUTIVE COMPENSATION

(A)  CASH COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer (the "Named Executive Officer"), for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1997, 1996 and 1995. None of the Company's other employees received in excess of $100,000 in compensation during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                     Annual Compensation             Compensation Awards
                           -----------------------------------   -----------------------
                                                                 Restricted   Securities
    Name and       Fiscal              Bonus      Other Annual     Stock      Underlying
Principal Position  Year   Salary($)  Awards($)   Compensation    Awards($)    Options(#)
------------------  ----   ---------  ---------   ------------   ----------   -----------
 Gerald I. Quinn    1997   $85,000(1)  $ -0-          $-0-             -0-     800,000(2)
  President/CEO
                    1996   $85,000       -0-           -0-        $203,637     500,000

                    1995   $58,000       -0-           -0-             -0-     300,000

(1) Includes the fair market value of 8,853 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Option Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the applicable deferral periods equalled $34,163.

(2) Effective January 31, 1997, the exercise price with respect to an aggregate of 800,000 options to purchase Common Stock previously granted to Mr. Quinn was amended in connection with the cancellation of such previously outstanding options in exchange for a new grant of an equal number of options under the Company's 1997 Stock Incentive Plan. The exercise price of the new options is equal to the fair market value of the Company's common stock on the date of grant.

     The following table sets forth certain information concerning each exercise of stock options during the year ended August 31, 1997 by the named Executive Officer and the aggregated fiscal year-end value of the unexercised options of such Named Executive Officer.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND OPTIONS VALUE AS OF AUGUST 31, 1997

                                                        Number of              Value of Unexercised
                                                   Unexercised Options         In-The-Money Options
                                                   at Fiscal Year End(#)       at Fiscal Year End($)
                  Shares Acquired     Value     --------------------------  --------------------------
     Name         on Exercise(#)   Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
     ----         ---------------  -----------  -----------  -------------  -----------  -------------
Gerald I. Quinn       -0-             $0          800,000       -0-            $0            $0

     The following table sets forth information concerning individual grants of stock options made to the Named Executive Officer during the last completed fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Percent Of Total
                                Options Granted
                     Options    To Employees In     Exercise      Expiration
      Name          Granted(#)    Fiscal Year     Price ($/Sh)       Date
      ----          ----------  ---------------   ------------    -----------
Gerald I. Quinn      800,000          45%            $0.66          May 2006

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


(B)  COMPENSATION PURSUANT TO PLANS

     None.

(C)  COMPENSATION OF DIRECTORS

     All Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Directors who are employees of the Company do not receive compensation for service on the Board, other than their compensation as employees. In March 1997, the Company adopted the 1997 Stock Incentive Plan. Under the Plan, members of the Board of Directors of the Company, who are not employees of the Company or its subsidiaries, will receive an option to purchase 10,000 shares of the Company's Common Stock upon their initial election to the Board and thereafter receive an annual grant of an additional 10,000 options. The options vest one year from the respective date of grant and terminate upon the earlier of 10 years from the date of grant or 24 months after the Director ceases to be a member of the Board.

     The Company lacked sufficient funds to compensate its executives and employees and, therefore, entered into agreements with such executives and employees to compensate them with a number of shares of the Company's Common Stock with a fair market value on the last day of a regular pay period equal to each respective employee's salary plus a ten percent premium as consideration for entering into such agreements. The shares were issued as Deferred Shares pursuant to the Company's 1997 Stock Incentive Plan.

(D)  EMPLOYMENT CONTRACTS

     In May 1996, the Board of Directors approved a two-year employment agreement with Gerald I. Quinn for services as President and Chief Executive Officer. The agreement requires Mr. Quinn to devote his full time to the Company and provides for a salary of $85,000 annually. Mr. Quinn is also entitled to receive any fringe benefits generally extended to the employees of the Company, including medical, disability and life insurance. Mr. Quinn also has the right to receive certain sales commissions from the Company under his agreement.

     In May 1996, the Board of Directors approved a one-year employment agreement with Terence E. Belsham for services as Chairman. In September 1996, the agreement was amended to eliminate Mr. Belsham's responsibilities as Chief Financial Officer because the Company retained Lydia Montoya to serve as its Chief Financial Officer. The agreement requires Mr. Belsham to devote his full time to the Company and provides for a salary of $85,000 annually. Mr. Belsham is also entitled to receive any fringe benefits extended to the employees of the Company, including medical, disability and life insurance. In August 1997, Mr. Belsham's contract was terminated, as per conditions of the agreement, due to illness.

     In June 1996, the Board of Directors approved a one-year employment agreement with Richard P. Freeman for services as Vice President. The agreement provides for a base salary of $72,000 per year. The agreement requires Richard
P. Freeman to devote his full time to the Company. In June 1997, Mr. Freeman's contract was renewed under the same terms.

     After their initial terms, each of the above-described agreements continue at will, terminable with/on ninety days written notice by either party to the other. The agreements terminate upon the occurrence of any of the following events: (i) if the employee voluntarily terminates; (ii) if the employee dies;
(iii) if the employee is unable to properly discharge his obligations under his employment agreement due to illness, disability or accident for three consecutive months or for a period aggregating six months in any continuous twelve months; (iv) if the employee is convicted of a crime of moral turpitude by a court of competent jurisdiction; (v) if the employee is convicted of a felony, except to the extent that the charge arises from an act taken at the board's direction; or (vi) if the employee is grossly negligent or guilty of willful misconduct in connection with the performance of his duties, which negligence or misconduct, if curable, is not cured within fifteen days of a notice of cure by the Board or the Chairman of the Board. Each of the above-described agreements provides that the employee shall not compete with the Company during the term of the agreement and for a period of one year thereafter.

     In the event of any Corporate Transaction or Change of Control of the Company (each as defined in the Plan), the Common Stock at the time subject to each outstanding option, but not otherwise vested, shall automatically vest in full, so that each such option shall, immediately prior to the effective date of such corporate transaction or change of control, become fully exercisable for all of the Common Shares at the time subject to the option, and may be exercised for all or any portion of those shares as fully vested Common Stock.

(E)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, Directors and greater than 10% stockholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

     In 1997, Messrs. Belsham, Freeman and Quinn each failed to make timely one report on Form 4 of a change in the exercise price of certain stock options granted in 1996 and Ms. Montoya failed to timely make one report on Form 4 of the grant of certain stock options. In addition Mr. Pocock failed to timely file an initial statement of beneficial ownership on Form 3 and one report on Form 4 of the grant of certain stock options.

(F)  COMPENSATION COMMITTEE REPORT ON REPRICING

     In January 31, 1997, the Board, on the recommendation of the Compensation Committee, canceled the options granted to Gerald I. Quinn, President and CEO, under his Services Agreement dated May 21, 1996. Under the May 21, 1996 Services Agreement, Quinn was to receive options on 500,000 Common Shares with an exercise price of $1.75 a share and, from a former Agreement, options on 300,000 Common Shares at an exercise price of $1.3875 per share. On the same date, January 31, 1997, Mr. Quinn was granted a new option plan within the Company's 1997 Stock Incentive Plan of 800,000 Common Shares at an exercise price of $0.66 cents a share. Mr. Quinn's prior options were not within the Stock Incentive Plan of the Company, and as such, did not enable him to take advantage of certain favorable tax provisions, and in addition, had an exercise price which the Board believed did not provide an appropriate incentive to Mr. Quinn. It was felt that Mr. Quinn as President and CEO needed to have a reasonable incentive to make Wavetech a financially viable operation for the benefit of the shareholders. Mr. Quinn was not a significant shareholder and was not being paid a large salary. Consequently, the Board felt the change in the option plan for Quinn was appropriate.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 28, 1997 certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each shareholder beneficially owning 5% or more of the Company's outstanding Common Stock, (ii) each Director individually, (iii) the Named Executive Officer and (iv) all Officers and Directors of the Company as a group:

   Name and Address of
    Beneficial Owner                  Shares Owned          Percent of Class
   -------------------                ------------          ----------------
Terence E. Belsham                    1,187,876 (1)                7.7%
5210 E. Williams Circle, Suite 200
Tucson, Arizona 85711

Richard P. Freeman                    1,195,192 (2)                7.8%
5210 E. Williams Circle, Suite 200
Tucson, Arizona 85711

Gerald I. Quinn                       1,346,083 (3)                8.3%
5210 E. Williams Circle, Suite 200
Tucson, Arizona 85711

Terrence H. Pocock                      298,096 (4)                1.9%
5210 E. Williams Circle, Suite 200
Tucson, Arizona 85711

Switch Telecommunications Pty Ltd     3,544,110 (5)               20.7%
55 Mentmove Ave.
Rosebery, New South Wales 2018
Australia

ALL OFFICERS AND DIRECTORS AS
 A GROUP (4 IN NUMBER)                4,027,247 (1)(2)(3)(4)      23.7%
----------
(1) Includes 200,000 Common Shares issuable in connection with options to purchase Common Stock. The options are exercisable at $0.81 per share and have fully vested. At August 31, 1997, 200,000 of the options are exercisable.
(2) Includes 200,000 Common Shares issuable in connection with options to purchase Common Stock. The options are exercisable at $0.81 per share and have fully vested. At August 31, 1997, 200,000 of the options are exercisable.
(3) Includes 800,000 Common Shares issuable in connection with options to purchase Common Stock. The options are exercisable at $0.66 per share and have fully vested. At August 31, 1997, 800,000 share options are exercisable. Includes 333,593 Common Shares, issuable upon conversion of convertible note as of November 28, 1997.
(4) Includes 10,000 options granted to a non-employee Board member. The options are exercisable at $0.37 and have fully vested. At August 31, 1997, 10,000 of the options are exercisable. Includes 288,096 Common Shares held by this holder's spouse and son, issuable upon conversion of convertible notes as of November 28, 1997, of which he expressly disclaims beneficial ownership.
(5)  Includes a warrant to purchase 2,000,000 Common Shares at $1.50 per share.

(C)  CHANGE IN CONTROL

     On March 8, 1995, the Company entered into an agreement with Interpretel, Inc. pursuant to which the Company agreed to issue 6,000,000 shares of its Common Stock in exchange for 100% of the outstanding 1,532,140 shares of Common Stock of Interpretel. The transaction resulted in the former shareholders of Interpretel, Inc. owning approximately 80% of the outstanding shares of the Company. In accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," the Acquisition has been accounted for as a reverse acquisition with Interpretel, Inc. deemed to be acquiring entity of the Company. The Common Shares in connection with the Acquisition were valued at $2,000,000, which is based on the fair market value of the Company's only major asset, undeveloped land located in Ohio.

     The Acquisition agreement also provides that during the three year period following the March 8, 1995 closing, former shareholders of Interpretel can receive an additional 7,500,000 Common Shares of the Company through an "earn-out" based upon before tax net profit. During the two year period following closing, former shareholders of Interpretel can earn up to 3,750,000 Common Shares of the Company for every $0.50 net profit before taxes, and an additional 3,750,000 Common Shares of the Company for every $1.00 of cumulative total net profit before taxes. During the third year following closing, any shares not previously issued pursuant to this agreement can be earned at $1.50 net profit before taxes per share. These additional shares will not be considered in recording the Acquisition transaction until such time as the earnings targets have been met.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 21, 1997, the Company granted a warrant to Switch Telecommunications Pty Ltd to purchase up to 2,000,000 shares of the Company's Common Stock at a price of $1.50 per share, in exchange for consideration of $2,000,000. The Company also licensed Switch to use certain Company technology in Australia and various other Asian countries.

     During the year ended August 31, 1997, the Company became indebted to Messrs. Quinn and Freeman, each of which is an officer and director of the Company. The Company became indebted to Mr. Gerald I. Quinn, the Chief Executive Officer, for $109,071 plus accrued interest of $3,809; and to Mr. Richard P. Freeman, Vice President, for $13,000 plus accrued interest of $585. The loans were made in the ordinary course of business and were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The Financial Statements Listed in the Index Set Forth In Item 7 of This Form 10-Ksb Are Filed As Part Of This Report.

     (a)(2) Exhibits
                                                                     Sequential
Number                Description                                    Page Number
------                -----------                                    -----------
3.1     Certificate of Incorporation of the Company                        *
3.2     By-Laws of the Company                                             *
10.30   Employment Contract dated May 21, 1996, between the Company       **
        and Terence E. Belsham, Chairman and Chief Financial Officer
10.31   Employment Contract dated June 17, 1996 between the Company       **
        and Richard P. Freeman, Vice President, Product Development &
        Strategic Planning
10.32   Employment Contract dated May 21, 1996 between the Company        **
        and Gerald I. Quinn, President and Chief Executive Officer
22      Subsidiaries of the Registrant                                   ***
24      Consent of Addison, Roberts & Ludwig                             ***
27      Financial Data Schedule                                          ***
----------
* Incorporated by reference from the like numbered exhibit to the Company's Form 10-QSB for the Quarter ended February 28, 1997.

** Incorporated by reference from the like numbered exhibit to the Company's Form 10-KSB for the Fiscal year ended August 31, 1996.

***  Filed herewith.

     (b) Reports on Form 8-K Filed During the Last Quarter of the Period Covered By This Report are as Follows:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Wavetech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVETECH, INC.


Dated: December 12, 1997             By: /s/ Gerald I. Quinn
      --------------------             ------------------------------
                                       GERALD I. QUINN, PRESIDENT AND CHIEF
                                       EXECUTIVE OFFICER, DIRECTOR
                                       (Principal Executive Officer)


Dated: December 12, 1997            By: /s/ Lydia M. Montoya
      --------------------             ------------------------------
                                       LYDIA M. MONTOYA, CHIEF FINANCIAL OFFICER
                                       (Principal Financial Officer)


Dated: December 12, 1997            By: /s/ Terence E. Belsham
      --------------------             ------------------------------
                                       TERENCE E. BELSHAM, CHAIRMAN OF THE BOARD


Dated: December 12, 1997            By: /s/ Richard P. Freeman
      --------------------             ------------------------------
                                       RICHARD P. FREEMAN, DIRECTOR


Dated: December 12, 1997            By: /s/ Terrence H. Pocock
      --------------------             ------------------------------
                                       TERRENCE H. POCOCK, DIRECTOR