Form 10QSB
period 1997-11-30
WAVETECH INC
filed 1998-01-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from               to             .
                               -------------   -------------

                         Commission File Number 0-15482

                                  WAVETECH INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New Jersey                                            22-2726569
-------------------------------                              ------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 5, 1998.
                                           ---------------
        Class                                         No. Of Shares Outstanding
        -----                                         -------------------------

Common Stock. Par Value $.001                                  15,141,364


Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            November 30, 1997 (unaudited) and August 31, 1997
            (audited)...................................................... 3

            Condensed Consolidated Statements of Operations -
            Three Months Ended November 30, 1997 and November 30, 1996
            (unaudited).................................................... 4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended November 30, 1997 and November 30, 1996
            (unaudited).................................................... 5

            Notes to Condensed Consolidated Financial Statements -
            November 30, 1997 and November 30, 1996
            (unaudited).................................................... 6

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 6

PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings.............................................. 7

   ITEM 2.  Change in Securities........................................... 7

   ITEM 3.  Defaults upon Senior Securities................................ 8

   ITEM 4.  Submission of Matters to a Vote of Security Holders............ 8

   ITEM 5.  Other Information.............................................. 8

   ITEM 6.  Exhibits and Reports on Form 8 - K............................. 8

   SIGNATURES    .......................................................... 9

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           NOVEMBER 30, 1997 (UNAUDITED) AND AUGUST 31, 1997 (AUDITED)

                                     ASSETS

                                                    November 30    August 31
                                                       1997          1997
                                                    -----------   -----------
Current assets:
  Cash and cash equivalents                         $    64,364   $    13,329
  Accounts receivable, net of allowance of $527          29,672        26,273
  License fee receivable                                150,000       150,000
  Prepaid expenses and other assets                       8,917         9,725
                                                    -----------   -----------
     Total current assets                               252,953       199,327

Property and equipment, net                             371,983       410,182

Noncurrent assets:
   Investment in Switch Telecommunications
     Pty Limited                                      2,316,165     2,316,165
   License fee receivable                               150,000       150,000
   Intangibles, net                                      28,472        29,489
   Deposits and other assets                             35,633        35,633
                                                    -----------   -----------
     Total noncurrent assets                          2,530,270     2,531,287
                                                    -----------   -----------
     Total assets                                   $ 3,155,206   $ 3,140,796
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $   388,689   $   395,222
   Accrued interest payable                               2,529         5,248
   Unearned revenue                                     150,000       150,000
   Notes payable, current portion                        63,000       172,071
   Capital leases payable, current portion               56,119        56,119
                                                    -----------   -----------
     Total current liabilities                          660,337       778,660

Noncurrent liabilities:
   Capital leases payable                                45,641        53,892
   Unearned revenue - license fee                       150,000       150,000
                                                    -----------   -----------
     Total liabilities                                  855,978       982,552

Stockholders' equity:
   Common stock, par value $.001 per share;
   50,000,000 shares authorized, 15,141,364
   and 15,076,807 shares issued and outstanding          15,141        15,077
   Additional paid in capital                         7,428,089     7,024,823
   Accumulated deficit                               (5,144,002)   (4,881,656)
                                                    -----------   -----------
     Total stockholders' equity                       2,299,228     2,158,244
                                                    -----------   -----------
     Total liabilities and stockholders' equity     $ 3,155,206   $ 3,140,796
                                                    ===========   ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 (UNAUDITED)


                                                        1997         1996
                                                    -----------   -----------

Revenues:                                           $    51,030   $     8,399

Cost of sales:
  Direct costs                                           52,570        51,230
                                                    -----------   -----------

Gross profit (loss)                                      (1,540)      (42,831)

Other costs
  Development and administrative expenses               247,995       452,115
                                                    -----------   -----------

Loss before other income (expenses)                 $  (249,535)  $  (494,946)
                                                    -----------   -----------

Other income (expense)
  Interest income                                             2         6,549
  Interest expense                                      (12,811)       (2,300)
                                                    -----------   -----------
  Total other income (expense)                          (12,809)        4,249
                                                    -----------   -----------

Net loss                                            $  (262,344)  $  (490,697)
                                                    ===========   ===========
Per share data
  Net loss per share                                      (0.02)        (0.03)
Weighted average number of shares outstanding        15,112,666    14,114,441
                                                    ===========   ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                           1997          1996
                                                        ---------     ---------
Cash flows from operating activities:
  Net Loss                                              $(262,344)    $(490,697)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                            39,216        48,740
  Common stock issued for services and accrued interest    44,191
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
    and other current assets                               (2,591)       14,029
  (Increase) in inventory deposit                                        (3,422)
  (Decrease) in accounts payable and accrued expenses      (6,530)      (69,987)
  (Decrease) in accrued interest payable                   (2,720)
                                                        ---------     ---------

    Total Adjustments                                      71,566       (10,640)

    Net cash used in operating activities                (190,778)     (501,337)

Cash flows from investing activities:
  Purchase of property and equipment                          --         (8,266)
  Decrease in  notes receivable                               --          2,797
                                                        ---------     ---------

    Net cash used in investing activities                       0        (5,469)

Cash flows from financing activities:
  Proceeds from notes payable                             250,000
  Payments on capital lease payable                        (8,251)       (4,769)
  Proceeds from common stock issued                            64         5,002
                                                        ---------     ---------

    Net cash provided by financing activities             241,813           233

Net increase (decrease) in cash                            51,035      (506,573)

Cash and cash equivalents, beginning of period             13,329       857,488
                                                        ---------     ---------

Cash and cash equivalents, end of period                $  64,364     $ 350,915
                                                        =========     =========

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998. For further information, refer to the Company's financial statements for the year ended August 31, 1997 included in its Form 10-KSB.

     The consolidated financial statements include the accounts of Wavetech, Inc. (the Company) , its wholly owned subsidiaries, Interpretel, Inc. (Interpretel) and Telplex International Communications, Inc. (Telplex). All material intercompany balances and transactions have been eliminated.

NOTE 2 - PER SHARE DATA

     Per share data is based on the weighted average number of shares outstanding throughout the periods. The assumed exercise of stock options outstanding would not have a dilutive effect on the computation.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS OVERVIEW

     The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During the three-month period ended November 30, 1997, several client contracts were renewed and the Company is working with those clients on revamping marketing efforts to stimulate activation and usage. The Company continues to support its existing customer base.

     On January 5, 1998, the Company executed a Reorganization Agreement with Imagitel, Inc., a privately-held telecommunications company in Houston, Texas. The transactions contemplated by the Reorganization Agreement would result in Imagitel, Inc. becoming a wholly-owned subsidiary of the Company and the former shareholders of Imagitel holding, in the aggregate, a majority of the outstanding voting stock of the Company. The consummation of the transactions contemplated by the Reorganization Agreement are subject to shareholder approval and other customary conditions. There can be no assurance that such transactions will be consummated.

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED NOVEMBER 30, 1996

REVENUES

     Revenues increased to $51,032 for the three months ended November 30, 1997 from $14,948 for the three months ended November 30, 1996. $39,320 of this increase was related to the resale of international minutes.

COST AND EXPENSES

     Expenses decreased to $313,376 for the three month period ended November 30, 1997 from $505,645 for the three month period ended November 30, 1996. The expenses for the three months ended November 30, 1997 decreased by $192,000 as compared to the quarter ended November 30, 1996. This decrease was due largely to a reduction in workforce within the Company. Overhead costs comprise the majority of the Company's current expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 1997, the Company had a working deficit of $407,384 compared with a working capital deficit of $579,333 at August 31, 1997. The Company borrowed $250,000 during the three months ended November 30, 1997. $200,000 of this debt, along with accrued interest, was converted to equity at November 30, 1997. Other loans, plus accrued interest, totaling $169,507 were also converted to equity at November 30, 1997.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

     On October 24, 1997, the Company issued convertible unsecured promissory notes (the "Notes") in the aggregate principal amount of $315,335 and attached warrants (the "Warrants") to purchase an aggregate of 40,000 shares of the Company's Common Stock. The Notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998 in cash or, at the option of each holder, in a number of shares of the Company's Common Stock equal to the aggregate unpaid principal and accrued interest divided by a price per share equal to the lesser of $0.35 or 80% of the closing bid price on the Nasdaq SmallCap Market on the date of conversion. Each of the Warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share.

     At November 30, 1997, an aggregate of $371,574 of the principal amount of the convertible Notes, plus accrued interest, was converted into an aggregate of 1,061,640 shares of Common Stock .

     The issuance of the Notes and Warrants was deemed exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Restrictions have been imposed on the resale of such securities and the share of Common Stock issuable thereunder, including the placement of legends thereon noting such restrictions, and written disclosure of such restrictions were made prior to issuance of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

     On January 7, 1998, following the end of the quarterly period to which this report relates, the Company announced that it signed a definitive reorganization agreement with Imagitel, Inc., a privately held company in Houston, Texas. Following the reorganization, the new combined company will use the name Imagitel and will continue to offer enhanced telecommunications products and services. Under the terms of the agreement, Wavetech will receive all of the capital stock of Imagitel, Inc. and former shareholders of Imagitel, Inc. will own approximately 82.6 percent of the Company's Common Stock. The merger has already been approved by the Board of Directors of both companies. The agreement, which must be approved by Wavetech's shareholders and is subject to certain adjustments for working capital and funded debt of the companies and other terms, is expected to be completed in the second quarter of 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        a) Exhibits.

Number           Description                           Method of Filing
------           -----------                           ----------------
 3.1         Certificate of Incorporation                     *
 3.2         By-laws                                          *
 27          Financial Data Schedule                          **
----------
* Incorporated by reference to the like numbered exhibit to the Company's Form 10-QSB for the quarterly period ended February 28, 1997
**   Filed herewith

        b) Reports on Form 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 9, 1998                WAVETECH, INC.
      ----------------


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