Form 10QSB
period 1998-02-28
WAVETECH INTERNATIONAL INC
filed 1998-04-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________.

                         Commission File Number 0-15482

                          WAVETECH INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                 22-2726569
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

        WAVETECH, INC., FORMERLY INCORPORATED IN THE STATE OF NEW JERSEY (Former name, former address, formal fiscal year, if changed from last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 6, 1998.

         Class                                    No. Of Shares Outstanding
         -----                                    -------------------------
COMMON STOCK. PAR VALUE $.001                            16,203,095
-----------------------------                            ----------


Transitional Small Business Disclosure Format (Check One): [ ]  Yes  [X] No

                                      INDEX

                  WAVETECH INTERNATONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                              Page

     ITEM 1. Financial Statements

             Condensed Consolidated Balance Sheets February  28,  1998
             (unaudited) and August 31, 1997 (audited)...................... 3

             Condensed Consolidated Statement of Operations -
             Six Months Ended February 28, 1998 and
             February 28, 1997 (unaudited).................................. 4

             Condensed Consolidated Statements of Operations -
             Three Months Ended February 28, 1998 and
             February 28, 1997 (unaudited).................................. 5

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended February 28, 1998 and
             February 28, 1997 (unaudited).................................. 6

             Notes to Condensed  Consolidated Financial Statements
             - February 28, 1998 and February 28, 1997
             (unaudited).................................................... 7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 7

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................................. 9

     ITEM 2. Change in Securities........................................... 9

     ITEM 3. Defaults upon Senior Securities................................ 9

     ITEM 4. Submission of Matters to a Vote of Security Holders............ 9

     ITEM 5. Other  Information............................................. 10

     ITEM 6.  Exhibits and Reports on Form 8 - K............................ 10

SIGNATURES.................................................................. 11

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           FEBRUARY 28, 1998 (UNAUDITED) AND AUGUST 31, 1997 (AUDITED)

                                     ASSETS
                                                     February 28      August 31
                                                        1997            1997
                                                     -----------      ---------
Current assets:
 Cash and cash equivalents                          $    46,265    $    13,329
 Accounts receivable, net of allowance of $527           46,237         26,273
 License fee receivable                                 150,000        150,000
 Prepaid expenses and other assets                       10,547          9,725
                                                    -----------    -----------
      Total current assets                              253,049        199,327

Property and equipment, net                             333,782        410,182

Noncurrent assets:
 Investment in Switch Telecommunications Pty Limited  2,316,165      2,316,165
 License fee receivable                                 150,000        150,000
 Intangibles, net                                        27,455         29,489
 Deposits and other assets                               80,083         35,633
                                                    -----------    -----------
      Total noncurrent assets                         2,573,703      2,531,287
                                                    -----------    -----------
      Total assets                                  $ 3,160,534    $ 3,140,796
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses              $   457,506    $   395,222
 Accrued interest payable                                 5,355          5,248
 Unearned revenue                                       150,000        150,000
 Notes payable, current portion                         273,000        172,071
 Capital leases payable, current portion                 56,119         56,119
                                                    -----------    -----------
      Total current liabilities                         941,980        778,660

Noncurrent liabilities:
 Capital leases payable                                  35,624         53,892
 Unearned revenue - license fee                         150,000        150,000
                                                    -----------    -----------
      Total noncurrent liabilities                      185,624        203,892
                                                    -----------    -----------
      Total liabilities                               1,127,604        982,552

Stockholders' equity:
 Common stock, par value
 $.001 per share; 50,000,000 shares
 authorized, 16,203,095 and 15,076,807 shares
 issued and outstanding                                  16,203         15,077
 Additional paid in capital                           7,433,028      7,024,823
 Accumulated deficit                                 (5,416,301)    (4,881,656)
                                                    -----------    -----------
      Total stockholders' equity                      2,032,930      2,158,244
                                                    -----------    -----------
      Total liabilities and stockholders' equity    $ 3,160,534    $ 3,140,796
                                                    ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 1998
                       AND FEBRUARY 28, 1997 (UNAUDITED)

                                                       1998           1997
                                                       ----           ----

Revenues:                                          $    78,675    $   522,639

Cost of sales:
     Direct costs                                       75,189        515,413
                                                   -----------    -----------
Gross profit (loss)                                      3,486          7,226

Other costs
     Development and administrative expenses           519,250        905,234
                                                   -----------    -----------
Net loss from operations                              (515,764)      (898,008)

Other income (expense)
     Interest income                                        52          8,105
     Interest expense                                  (18,931)        (5,838)
                                                   -----------    -----------
     Total other income (expense)                      (18,879)         2,267
                                                   -----------    -----------
Net loss                                           $  (534,643)   $  (895,741)
                                                   ===========    ===========

Per share data
     Net loss per share                                  (0.03)         (0.06)

Weighted average number of shares outstanding       15,276,641     14,228,728
                                                   ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE-MONTH PERIODS ENDED FEBRUARY 28, 1998
                        AND FEBRUARY 28, 1997 (UNAUDITED)

                                                       1998           1997
                                                       ----           ----

Revenues:                                          $    27,645    $   514,240

Cost of sales:
     Direct costs                                       22,619        464,184
                                                   -----------    -----------

Gross profit (loss)                                      5,026         50,056

Other costs
     Development and administrative expenses           271,254        453,117
                                                   -----------    -----------

Loss before other income (expenses)                $  (266,228)   $  (403,061)
                                                   -----------    -----------
Other income (expense)
     Interest income                                        50          1,555
     Interest expense                                   (6,121)        (3,538)
                                                   -----------    -----------
     Total other income (expense)                       (6,071)        (1,983)
                                                   -----------    -----------

Net loss                                           $  (272,299)   $  (405,044)
                                                   ===========    ===========
Per share data
     Net loss per share                                  (0.02)         (0.03)

Weighted average number of shares outstanding       15,406,797     14,314,442
                                                   ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 1998 AND 1997 (UNAUDITED)

                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:
 Net Loss                                               $(534,645)   $(895,741)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                             78,434       97,759
 Common stock issued for services and accrued interest     50,196       23,333
Changes in assets and liabilities:
 (Increase) in other current assets                       (20,786)     (23,084)
  Decrease in inventory deposit                           241,037
 (Increase) in intangibles due to purchase of
   Telplex, Inc.                                               --      (25,000)
  Increase in accounts payable and accrued expenses        62,284      160,108
  Increase in accrued interest payable                        107           --
  Decrease in unearned revenue                                 --     (299,985)
                                                        ---------    ---------
      Total Adjustments                                   170,235      174,168
                                                        ---------    ---------

   Net cash used in operating activities                 (364,410)    (721,573)

Cash flows from investing activities:
 Purchase of property and equipment                            --      (21,897)
 Increase in other assets                                 (44,450)          --
                                                        ---------    ---------
   Net cash used in investing activities                  (44,450)     (21,897)

Cash flows from financing activities:
 Proceeds from notes payable                              460,000           --
 Payments on capital lease payable                        (18,268)     (11,703)
 Proceeds from sale of warrants                                --       20,000
 Proceeds from common stock issued                             64           --
                                                        ---------    ---------

   Net cash provided by financing activities              441,796        8,297

Net increase (decrease) in cash                            32,936     (735,173)

Cash and cash equivalents, beginning of period             13,329      857,488
                                                        ---------    ---------

Cash and cash equivalents, end of period                $  46,265    $ 122,315
                                                        =========    =========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month and six-month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998. For further information, refer to the Company's financial statements for the year ended August 31, 1997 included in its Form 10-KSB.

         The consolidated financial statements include the accounts of Wavetech International, Inc. (the Company) , its wholly owned subsidiaries, Interpretel, Inc. (Interpretel) and Telplex International Communications, Inc. (Telplex). All material intercompany balances and transactions have been eliminated.

NOTE 2 - NOTES PAYABLE

         In February, 1998, the Company established a $450,000 secured line-of-credit with Imagitel, Inc. to facilitate interim financing needs. The interest rate is 12 percent. Interest and principal are due July 1, 1998. The note is secured by the assets of the Company. As of February 28, 1998, the Company had total borrowings of $210,000 under the line-of-credit.

NOTE 3 - PER SHARE DATA

         Per share data is based on the weighted average number of shares outstanding throughout the periods. The assumed exercise of stock options outstanding would not have a dilutive effect on the computation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This quarterly report contains certain "forward-looking" statements, including statements regarding, among other items, consummation of a reorganization by the Company and Imagitel, Inc., and anticipated trends in the Company's business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the need for additional financing, the Company's inability to maintain the inclusion of its Common Stock on the Nasdaq SmallCap Market, failure of the Company's stockholders to approve the issuance of Wavetech Common Stock in connection with the contemplated reorganization, intense competition in various aspects of the Company's business, and other factors described herein as well as the Company's reports and other documents filed from time to time with the U.S. Securities and Exchange Commission.

OPERATIONS OVERVIEW

         The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During the three-month period ended February 28, 1998, the Company continued to support its existing customer base.

         On January 7, 1998, the Company announced that it signed a definitive reorganization agreement with Imagitel, Inc., a privately held company headquartered in Houston, Texas. Following the reorganization, Wavetech shall continue to exist, but shall conduct business under the name "Imagitel" and will continue to offer enhanced telecommunications products and services. Under the terms of the agreement, Imagitel, Inc. shall become a wholly-owned subsidiary of the Company and the former shareholders of Imagitel, Inc. will own approximately
82.6 percent of the Company's Common Stock to be outstanding following the reorganization. The merger has already been approved by the Board of Directors of both companies. The transactions contemplated by the reorganization agreement, certain of which must be approved by Wavetech's shareholders and which are further subject to certain adjustments for working capital and funded debt of the respective companies and other terms, is expected to be completed in the second quarter of 1998.

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS
ENDED FEBRUARY 28,1997

REVENUES

         Revenues decreased to $27,645 for the three months ended February 28, 1998 from $514,240 for the three months ended February 28, 1997. The revenue total during the quarter ended February 28, 1997 included $474,160 which was received for the sale and the installation of the Interpretel System. The lower revenue total for the quarter ended February 28, 1998 reflects the current revenues, with no additional installation revenues.

COST AND EXPENSES

         Cost of sales decreased to $22,619 for the three month period ended February 28, 1998 from $464,184 for the three month period ended February 28, 1997. The decrease in cost of sales represented the cost of a computer platform and software for the sale of the Interpretel System. These costs were incurred in 1997. Expenses for the three months ended February 28, 1998 decreased by $181,863 as compared to the quarter ended February 28, 1997. This decrease was due largely to a reduction in the number of persons employed by the Company. This reduction was implemented primarily to reduce the Company's operating expenses. The Company intends to significantly increase the number of its employees as soon as it is able to generate revenues or obtain financing sufficient to compensate such persons; however, there can be no assurance when, if ever, the Company will generate such revenues or obtain such financing. Overhead costs typically comprise the majority of the Company's current expenses.

SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO SIX MONTHS
ENDED FEBRUARY 28, 1997

REVENUES

         Total revenues decreased to $78,675 for the six months ended February 28, 1998 from $522,639 for the six months ended February 28, 1997. The decrease was due almost entirely to the sale of the Interpretel system during the quarter ended February 28, 1997, which system previously generated substantially all of the Company's revenues.

COST AND EXPENSES

         Cost of sales decreased to $75,189 for the six months ended February 28, 1998 from $515,413 for the six months ended February 28, 1997. The decrease was attributable to the costs associated with the sale of the Interpretel System during the quarter ended February 28, 1997. Expenses decreased to $519,250 for the six months ended February 28, 1998 from $905,234 for the six months ended February 28, 1997. The decrease of $385,984 was due to a reduction in workforce in an effort to temporarily minimize the Company's operating expenses. However, legal fees and other costs associated with the preparation of the Company's proxy statement in connection with the Reorganization have increased significantly during the quarter ended February 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 1998, the Company had cash of $46,265 and an additional $240,000 available remaining on a line of credit, which is secured by the Company's assets. The Company is continually negotiating agreements for additional financing although it does not presently have any agreements, binding or non-binding, with respect to any such financing.

INFLATION

         Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On January 5, 1998, the Company executed a definitive reorganization agreement with Imagitel, Inc. Pursuant to such agreement, Imagitel, Inc. will become a wholly-owned subsidiary of the Company and the former shareholders of Imagitel, Inc. will be issued a number of shares of the Company's Common Stock equal to approximately 84 percent of the total Common Stock to be outstanding following the reorganization. In addition, the Company will change its name to "Imagitel" following the reorganization. The Company intends to solicit approval by its stockholders of the issuance of the shares to be held by the former Imagitel, Inc. shareholders as a result of the reorganization. A vote of the Company's stockholders shall be held at the 1998 Annual Meeting which is presently scheduled to occur on or about May 18, 1998.

         On January 12, 1998, the Company changed its corporate domicile from New Jersey to Nevada. In connection with this change, the Company's name was required to be changed from "Wavetech, Inc." to "Wavetech International, Inc." This change of corporate domicile, and certain differences in the Company's organizational documents resulting therefrom were previously approved by the Company's stockholders at the 1997 Annual Meeting.

         In order to maintain listing of its Common Stock on the Nasdaq SmallCap Market, the Company is required to satisfy certain quantitative and qualitative requirements. On February 27, 1998, The Nasdaq Stock Market, Inc. notified the Company that it was out of compliance with the requirement to maintain a minimum bid price of its Common Stock of $1.00 per share. If approved by the Company's shareholders, the Company intends to effect a one for six reverse split of its outstanding shares of Common Stock in order to, among other things, increase the minimum bid price of its Common Stock sufficiently so as to satisfy the $1.00 requirement. If, however, the Company's Common Stock fails to satisfy the $1.00 minimum bid requirement for 10 or more consecutive trading days prior to May 28, 1998, the Common Stock shall be delisted from the Nasdaq SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     a)   Exhibits.

Number                     Description                          Method Of Filing
------                     -----------                          ----------------

2         Reorganization Agreement, dated January 5, 1998, among
          Wavetech Inc., Wavetech Interim, Inc. and Imagitel, Inc.       *
3.1       Articles of Incorporation, as originally filed with the
          Nevada Secretary of State on February 19, 1998, and as
          amended to date.                                               *
3.2       Bylaws of Wavetech International, Inc.                         *
27        Financial Data Schedule                                        *
----------
*  Filed herewith

     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the undersigned caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1998              WAVETECH INTERNATIONAL, INC.

                                   By: /s/ Gerald I. Quinn
                                       -----------------------------------
                                       Gerald I. Quinn
                                       President and Chief Executive Officer

                                   By: /s/ Lydia M. Montoya
                                       -----------------------------------
                                       Lydia M. Montoya
                                       Chief Financial Officer