Form 10QSB
period 1998-05-31
WAVETECH INTERNATIONAL INC
filed 1998-07-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1998.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________.

                         Commission File Number 0-15482

                          WAVETECH INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                  86-0916826
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 14, 1998
                                           -------------

         Class                                         No. Of Shares Outstanding

Common Stock, Par Value $.001                                  16,994,976
-----------------------------                                  ----------

Transitional Small Business Disclosure Format (Check One):  [ ] Yes  [X] No

                                      INDEX

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           May 31, 1998 (unaudited) and August 31, 1997                       3

           Condensed Consolidated Statements of Operations -
           Nine Months Ended May 31, 1998, and May 31, 1997
           (unaudited)                                                        4

           Condensed Consolidated Statements of  Operations -
           Three Months Ended May 31, 1998 and May 31, 1997
           (unaudited)                                                        5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended May 31, 1998 and May 31, 1997
           (unaudited)                                                        6

           Notes to Condensed Consolidated Financial Statements -
           May 31, 1998 and May 31, 1997
           (unaudited)                                                        7

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                 12

ITEM 2.    Change in Securities                                              12

ITEM 3.    Defaults upon Senior Securities                                   13

ITEM 4.    Submission of Matters to a Vote of Security Holders               13

ITEM 5     Other Information                                                 13

ITEM 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MAY 31, 1998 (UNAUDITED) AND AUGUST 31, 1997

                                     ASSETS
                                                       MAY 31         AUGUST 31
                                                        1998            1997
Current assets:                                     -----------      ----------
   Cash and cash equivalents                        $   448,317      $   13,329
   Accounts receivable, net of allowance of $527         38,176          26,273
   License fee receivable                               150,000
Prepaid expenses and other assets                        10,546           9,725
                                                    -----------      ----------
      Total current assets                              647,039         199,327
Property and equipment, net                             295,582         410,182
Other assets:
   Investment in Switch Telecommunications
      Pty Limited                                     2,316,165       2,316,165
   Intangibles, net                                      26,439          29,489
   Deposits and other assets                             30,083          35,633
                                                    -----------      ----------
      Total other assets                              2,372,687       2,381,287
                                                    -----------      ----------
      Total assets                                  $ 3,315,308      $2,840,796
                                                    ===========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses            $   230,742     $   395,222
   Accrued interest payable                              16,667           5,248
   Dividends payable                                      3,900           ---
   Unearned revenue                                     150,000           ---
   Notes payable, current portion                       393,000         172,071
   Capital leases payable, current portion               44,455          56,119
                                                    -----------     -----------
      Total current liabilities                         838,764         778,660
Other liabilities:
   Capital leases payable                               35,624           53,892
                                                    ----------      -----------
      Total other liabilities                           35,624           53,892
                                                    ----------      -----------
      Total liabilities                                874,388          832,552
Stockholders' equity:
   Preferred Stock, par value
   $.001 per share; 10,000,000 shares authorized,
   600 shares issued and outstanding                         1
   Common Stock, par value
   $.001 per share; 50,000,000 shares
   authorized, 16,994,976 and 15,076,807 shares
   issued and outstanding                               16,995           15,077
Additional paid in capital                           8,306,972        7,024,823
Retained earnings (accumulated deficit)             (5,883,048)      (4,881,656)
                                                    ----------       ----------
      Total stockholders' equity                     2,440,920        2,158,244
                                                    ----------       ----------
      Total liabilities and stockholders' equity    $3,315,308       $2,840,796
                                                    ==========       ==========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (UNAUDITED)


                                                       1998             1997
                                                    ----------       ----------

Revenue                                            $    93,789      $   797,626

Cost of sales:
   Direct costs                                         82,144          599,474
                                                   -----------      -----------
Gross profit (loss)                                     11,645          198,152

Other costs
   Administrative expenses                             884,917        1,398,985
                                                   -----------      -----------
Net loss from operations                              (873,272)      (1,200,833)

Other income (expense)
   Interest income                                       2,008            8,497
   Interest expense                                    (33,332)         (16,947)
   Dividend expense                                     (3,900)           ----
   Debt conversion expense                             (92,894)           ----
                                                   -----------      -----------
      Total other income (expense)                 $  (128,118)     $    (8,450)
                                                   -----------      -----------

Net loss                                           $(1,001,390)     $(1,209,283)
                                                   ===========      ===========
Per share data
Net loss per common share                          $     (0.06)     $     (0.08)
Weighted average number of shares outstanding       15,674,910       14,364,769
                                                   ===========      ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (UNAUDITED)


                                                       1998             1997
                                                   -----------      -----------

Revenue                                            $    15,114       $  274,987

Cost of sales:
   Direct costs                                          6,955           84,060
                                                   -----------      -----------
Gross profit (loss)                                      8,159          190,927

Other costs
   Administrative expenses                             365,666          493,752
                                                   -----------      -----------
Net loss from operations                              (357,507)        (302,825)

Other income (expense)
   Interest income                                       1,956              391
   Interest expense                                    (14,401)         (11,109)
   Dividend expense                                     (3,900)           ---
                                                   -----------      -----------
      Total other income (expense)                     (16,345)         (10,718)
                                                   -----------      -----------
Net loss                                           $  (373,852)     $  (313,543)
                                                   ===========      ===========
Per share data
Net loss per common share                          $     (0.02)     $     (0.02)
Weighted average number of shares outstanding       16,503,928       14,640,260
                                                   ===========      ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)


                                                       1998             1997
                                                   -----------      -----------
Cash flows from operating activities:
   Net Loss                                        $(1,001,390)     $(1,209,283)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
   Depreciation and amortization                       117,650          146,915
   Common stock issued for services
      and accrued interest                             166,810           57,500
   Debt conversion expense                              92,894            ----
   Changes in assets and liabilities:
   (Increase) in other current assets                   (2,178)         (25,412)
   Decrease in license fee receivable                    ----           200,000
   Decrease in inventory deposit                         ----           241,037
   (Increase) in intangibles due to
      purchase of Telplex, Inc.                          ----           (25,000)
   (Decrease) increase in accounts payable
      and accrued expenses                            (164,480)         271,558
   Increase in accrued interest payable                 11,419            ----
   Increase in dividends payable                         3,900            ----
   Decrease in unearned revenue                          ----          (499,985)
                                                   -----------      -----------
       Total Adjustments                               226,015          366,613
                                                   -----------      -----------
       Net cash used in operating activities          (775,375)        (842,670)

Cash flows from investing activities:
   Purchase of property and equipment                    ----           (25,238)
   Increase in other assets                             (4,996)           ----
                                                   -----------      -----------
   Net cash used in investing activities                (4,996)         (25,238)

Cash flows from financing activities:
   Proceeds from notes payable                         580,000           32,071
   (Payments) on capital lease payable                 (29,932)         (20,742)
   Proceeds from sale of warrants                        ----            20,000
   Proceeds from exercise of warrants                  135,448            ----
   Proceeds from preferred stock issued (net)          527,925            ----
   Proceeds from common stock issued                     1,918            ----
                                                   -----------      -----------
      Net cash provided by financing activities      1,215,359             (742)
                                                   -----------      -----------

Net (increase) decrease in cash                        434,988         (836,579)

Cash and cash equivalents, beginning of period          13,329          857,488
                                                   -----------      -----------
Cash and cash equivalents, end of period           $   448,317      $    20,909
                                                   ===========      ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balances as of August 31, 1997 were derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1998. For further information, refer to the Company's financial statements for the year ended August 31, 1997 included in its Form 10-KSB, for such period on file with the U.S. Securities and Exchange Commission.

The consolidated financial statements include the accounts of Wavetech International, Inc. (the Company) and its wholly owned subsidiaries, Interpretel, Inc., Interpretel (Canada) Inc., International Environment Services Corporation (an inactive corporation), and Telplex International Communications, Inc. All material intercompany balances and transactions have been eliminated.

NOTE 2 - CONVERTIBLE NOTE PAYABLE

On April 22, 1998, the Company sold 600 shares of Series A Convertible Preferred Stock for $600,000 less issuance costs of $72,075. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at the rate of 6% per annum and are payable quarterly, and may be paid in cash or shares of 6% Preferred valued at $1,000 per share, at the Company's option. The Company may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning on January 1, 1999, with the following conditions: prior to delivering a notice to convert, the Company's Common Stock must trade at a price per share no less than $0.9632 for 20 consecutive days prior thereto. The Company must give a ten-day advance notice of conversion. Holders of Preferred Stock may elect at any time to convert each share into a number of shares of the Company's Common Stock determined by dividing the amount of $1,000 per share, plus accrued but unpaid dividends (the "Liquidation Preference") of the Preferred Stock on the date of conversion by the applicable "Conversion Price." The Conversion Price is defined as the lesser of $0.875, or 83 percent of the average of the closing bid prices of the Common Stock as reported by Nasdaq during the five (5) consecutive trading days preceding the conversion date.

The Preferred Stock must be registered no later than 120 days after issuance. If registration is not made within this time period, then two percent of the total Purchase Price on a pro-rated basis for each 30 day period until such registration is effective. The Purchase Price is $1,000 per share.

If following the second anniversary of the issuance there are any outstanding shares of Preferred Stock, then all such shares shall be automatically converted into Common Stock at the Conversion Price specified above.

NOTE 3 - COMMON STOCK

During the quarter ended May 31, 1998, the Company issued 222,761 shares of Common Stock for consulting services pursuant to various agreements valued at $89,712.

During the quarter ended May 31, 1998, the Company issued 188,840 shares of Common Stock in satisfaction for service performed in the previous year valued at $71,759. This amount was previously recorded as a payable, however, in lieu of cash the amount was converted to equity. The value assigned to the Common Stock was based on the fair market value of the Common Stock on the date the agreement to convert was executed.

During the quarter ended May 31, 1998, the Company offered to all warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.575 per Common Share. A total of 380,280 out of 784,781 warrants were exercised under this special offer and the balance of 404,501 warrants expired on May 31, 1998. The Company received $222,503 for the warrants.

NOTE 4 - PER SHARE DATA

Per share data is based on the weighted average number of shares outstanding throughout the periods. For the three months and nine months ended May 31, 1998, earnings per share were calculated with a weighted average number of Common Shares outstanding of 16,503,928 and 15,674,910 respectively. The assumed exercise of stock options outstanding is anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OPERATIONS OVERVIEW

The Company is engaged in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are marketed by the Company for use as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During the three-month period ended May 31, 1998, the Company continued to support its existing customer base and negotiate new distribution agreements with other organizations. The Company intends to commence such new relationships following the effective time of the Company's reorganization with Imagitel, Inc. ("Imagitel") through the merger of Imagitel with and into the Company's subsidiary, Wavetech Interim, Inc. (the "Merger"). There can be no assurance when, if ever, the Merger shall become effective.

It is the Company's intention to significantly reduce its overhead expenditures and operational activities until such time as the merger is complete, if ever.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO
THREE MONTHS ENDED MAY 31, 1997

REVENUES. Revenues decreased to $15,114 for the three months ended May 31, 1998 from $274,987 in the three months ended May 31, 1997. $200,000 of the decrease was due to a payment of a licensing fee from Switch Telecommunications Pty Ltd ("Switch") in 1997 and $57,800 of the decrease was due to the resale of international long distance minutes in 1997. Of the $15,114 revenue, $9,000 was from a contractual obligation for development of a customized application. During the quarter ended May 31, 1998, the Company had not received the licensing fee of $150,000 which was due from Switch in May. Negotiations are currently underway with Switch over the level of support service to be provided by the Wavetech subsidiary Interpretel, Inc. to Switch regarding the ongoing operation of the Interpretel system operated by Switch in Australia. It is anticipated that the outstanding issues will be resolved within the next fiscal quarter of Wavetech. The Company made a decision during the quarter to wind down its wholesale business of reselling international long distance minutes in contemplation of its merger with Imagitel, Inc. The Company's subsidiary, Telplex International Communications, Inc., currently licensed to resell international long distance service, intends to seek licenses so as to commence the resale of domestic long distance service following the reorganization, however, there can be no assurances in this regard. In addition, Telplex will have to be certified for inter and intra state licenses in each state prior to commencing the resale of domestic long distance services.

COSTS AND EXPENSES. Cost of sales decreased to $6,955 for the three months ended May 31, 1998 from $84,060 for the three months ended May 31, 1997. $49,000 of the decrease was due to the costs associated with the resale of international minutes during 1997 and the $28,000 decrease was due to reduced promotional costs associated with the Company's decision not to launch new calling card programs until the completion of its merger, if ever.

Expenses decreased to $365,666 for the three months ended May 31, 1998 from $493,752 for the three months ended May 31, 1997. The decrease resulted from an effort on the part of the Company to reduce cost and conserve cash. Most of the expenses during the quarter have been directly or indirectly related to the cost of the proposed merger with Imagitel, Inc.

NINE MONTHS ENDED MAY 31, 1998 COMPARED TO
NINE MONTHS ENDED MAY 31, 1997

REVENUES. Total revenues decreased to $93,789 for the nine months ended May 31, 1998 from $797,626 for the nine months ended May 31, 1997. The decrease was due to $474,160 of revenues from installation services provided by the Company, a payment of $200,000 as a licensing fee, and $92,840 for the resale of international minutes during the nine months ended May 31, 1997.

COSTS AND EXPENSES. Total cost of sales decreased to $82,144 for the nine months ended May 31, 1998 from $599,474 for the nine months ended May 31, 1997. The largest decrease in cost of sales was due to the costs associated with the installation of the Interpretel System and the costs associated with the resell of international minutes during the nine months ended May 31, 1997.

Expenses decreased to $884,917 for the nine months ended May 31, 1998 from $1,398,985. Cost reductions and the lack of new calling card programs being launched were primarily responsible for the decrease in expenses. The Company expects its costs and expenses to increase in the future when, if ever, it has adequate resources to implement its business and growth strategy.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Company had cash of $448,317. The Company has financed its operations through private placements of equity, borrowings of debt and from warrant holders who exercised their warrants. During the quarter ended May 31, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock in a private placement. The net proceeds to the Company from the sale were approximately $528,000, some of which the Company applied towards miscellaneous trade payables. The Company received cash of $222,503 from the exercise of warrants.

The Company has a $450,000 working line of credit from Imagitel, Inc., of which $120,000 was available as of June 30, 1998. Borrowings under the line of credit accrue interest at a rate of 12% per annum and repayment thereof is secured by a first priority lien upon all of the assets of the Company and its subsidiary, Interpretel, Inc. The line of credit was due July 1, 1998. The Company is currently negotiating extending the line of credit with Imagitel until after the Merger is approved. On July 14, 1998, the Company repaid $150,000 plus accrued interest.

The Company expects to continue to incur operating losses until such time as the Merger is completed. The Company anticipates that it will have additional capital resources available to it upon consummation of the Merger. However, there can be no assurances as to when the Merger will be closed, or that it will provide capital to the Company sufficient to enable it to meet its future expenses. The Company anticipates that it will have working capital available to meet its needs over the next three months.

As part of the strategy to preserve capital, the Company was aggressively pursuing a number of financing opportunities. As part of the strategy to reduce overhead costs, the Company sublet a portion of its office space and tenants moved in in June, 1998.

INFLATION

Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

YEAR 2000 RISKS

As with other organizations, some of the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The incremental costs of this project are not expected to have a material effect on the Company's consolidated financial statements or results of operations.

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

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2.  CHANGE IN SECURITIES

On April 22, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock, $.001 par value per share (the "Preferred Stock") in exchange for gross proceeds of $600,000. Dividends, with respect to each share of
Preferred Stock, accumulate at the rate of 6% per annum and are payable quarterly, and may be paid, at the Company's option, in cash or shares of Preferred Stock, valued for such purpose at $1,000 per share. Liquidation, dissolution or winding up of the Company entitles the Preferred shareholders to receive, prior and in preference to any distribution of any assets of the Company to holders of any other class or series of shares, the amount of $1,000 per share, plus any accrued but unpaid dividends thereon (the "Liquidation Preference"). The Company may, at its option, cause all outstanding shares of the 6% Preferred to be converted into Common Stock at any time beginning on January 1, 1999, with the following conditions: prior to delivering a notice to convert, the Company's Common Stock must trade at a price per share no less than $0.9632 for 20 consecutive days prior thereto. The Company must give a ten-day advance notice of conversion. Holders of Preferred Stock may elect at any time to convert each share into a number of shares of the Company's Common Stock determined by dividing the Liquidation Preference of the Preferred Stock on the date of conversion by the applicable "Conversion Price." The Conversion Price is defined as the lesser of $0.875, or 83 percent of the average of the closing bid prices of the Common Stock as reported by Nasdaq during the five (5) consecutive trading days preceding the conversion date. All of the shares of Preferred Stock were offered solely to "accredited investors" (as such term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Act")), in a private offering transaction exempt from registration in reliance upon Regulation D adapted under the Act. Appropriate restrictions upon the resale of the Preferred Stock and the underlying shares of Common Stock have been put in place and noted upon certificates representing such shares. In connection with such sale, the Company paid an aggregate of $61,000 in commissions, in consideration for services as placement agents. (See Note 2 - Convertible Note Payable in the Notes to Condensed Consolidated Financial Statements for details on terms and conversion rates and conditions.)

In May 1998, a total of 380,280 outstanding warrants to purchase shares of the Company's Common Stock were exercised at a price of $0.575 per share. 380,280 shares of Common Stock were issued and the Company received gross proceeds of $222,503 upon payment of the applicable warrant exercise prices. All of these warrants were exercised pursuant to an offer by the Company to exercise the warrants at a reduced price of $0.575 per share. Prior to such offer, the warrants had an exercise price of $1.00 per share. All of the warrants expired as of the close of business on May 31, 1998. All of the warrants and the underlying shares of Common Stock issued upon exercise thereof were sold to "accredited investors" (as defined in Rule 501 under the Act) or other sophisticated investors in a private offering without registration under the Act in reliance upon Regulation D promulgated under the Act. All of the shares of Common Stock issued upon exercise of the warrants are "restricted securities" (as defined in Rule 144 under the Act).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held a Special Meeting of Stockholders on May 26, 1998.

(b) At the 1998 Special Meeting, the following matter was submitted to a vote by the stockholders:

     (i) to consider and act upon a proposal to amend the Company's Articles of Incorporation to effect a one-for-six reverse stock split of the Company's issued and outstanding shares of Common Stock.

The voting results as to the foregoing matter were as follows:

                                       Votes         Votes       Votes                        Brokers
          Proposal                      For         Against     Withheld     Abstentions     Non-Votes

Effect a one-for-six stock split     13,381,084     333,632        0            79,250           0

ITEM 5.  OTHER INFORMATION

On May 29, 1998, the Company received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") stating that the Company was not in compliance with the requirement that its Common Stock maintain a minimum bid price of $1.00 as a condition to its continued listing on the Nasdaq SmallCap Market. The Company was notified that, as a result of such non-compliance, formal delisting proceedings would begin. The Company is currently appealing Nasdaq's decision to delist the Common Stock. Delisting of the Common Stock from the Nasdaq SmallCap Market has been stayed pending the final outcome of the Company's appeal. As of this date, the Company has not yet received a response from Nasdaq regarding the Company's appeal.

On January 6, 1998, the Company executed a Reorganization Agreement with Imagitel, Inc., (the "Reorganization Agreement"), pursuant to which the former shareholders of Imagitel, Inc. will be issued a number of shares of the Company's authorized Common Stock representing a majority of the Common Stock to be outstanding following the reorganization (the "Merger Shares") in consideration of all of the outstanding shares of Imagitel, Inc. being transferred to the Company. On June 15, 1998, the Company and Imagitel amended the Reorganization Agreement to require the Company to issue 32.99 shares of its Common Stock in exchange for each share of Imagitel, Inc. common stock outstanding immediately prior to the reorganization and to limit the maximum number of Merger Shares issuable to no more than 7,922,861. The Company intends to solicit approval of the issuance of the Merger Shares by its shareholders at the 1998 Annual Meeting, presently anticipated to occur in August 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Number   Description                                 Method of Filing
         ------   -----------                                 ----------------

          3       Certificate  of  Designation,  dated               *
                  April 22,  1998, setting forth the
                  rights, preferences and privileges of
                  the Series A Preferred Convertible
                  Stock.

         10.1     Addendum No. 1 dated as of June 15, 1998,          *
                  Reorganization Agreement, dated
                  January 6, 1998, among the registrant,
                  Imagitel, Inc. and Wavetech Interim,
                  Inc.

         10.2     Form of Subscription Agreement for the             *
                  sales of shares of Series A Convertible
                  Preferred Stock by the registrant

         10.3     Promissory Note and Loan Agreement                 *
                  dated February 9, 1998, between the
                  registrant, Interpretel, Inc. and
                  Imagitel, Inc.

         27       Financial Data Schedule                            *

         *  Filed herewith

     (b) Reports on Form 8-K

         Not Applicable.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 14, 1998                  WAVETECH INTERNATIONAL, INC.


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