Form 10QSB/A
period 1997-05-31
WAVETECH INTERNATIONAL INC
filed 1998-09-23
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 2

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


The undersigned Registrant hereby amends, in its entirety, its Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 1997, as follows:

Check whether the  issuer  (1) has filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 10, 1997
                                           -------------

                Class                        No. of Shares Outstanding
                -----                        -------------------------

     Common Stock. Par Value $.001                   14,954,813

   Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                        Page
                                                                      ----
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         May 31, 1997 (unaudited) and August 31, 1996 . . . . . . .     3

         Condensed Consolidated Statements of Operations -
         Nine Months Ended May 31, 1997 and May 31, 1996
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . .     4

         Condensed Consolidated Statements of  Operations -
         Three Months Ended May 31, 1997 and May 31, 1996
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . .     5

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended May 31, 1997 and May 31, 1996
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . .     6

         Notes to Condensed Consolidated Financial Statements -
         May 31, 1997 and May 31, 1996
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . .     7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .     8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    10

ITEM 2.  Change in Securities . . . . . . . . . . . . . . . . . . .    10

ITEM 3.  Defaults upon Senior Securities. . . . . . . . . . . . . .    10

ITEM 4.  Submission of Matters to a Vote of Security Holders. . . .    10

ITEM 5   Other Information. . . . . . . . . . . . . . . . . . . . .    11

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MAY 31, 1997 (UNAUDITED) AND AUGUST 31, 1996

                                     ASSETS
                                                        May 31       August 31
                                                         1997           1996
Current assets:                                      -----------    -----------
  Cash and cash equivalents                          $    20,909    $   857,488
  Accounts receivable, net of allowance of $527           40,823             --
  Inventory deposit                                           --        241,037
  Other current assets                                    66,975         82,388
                                                     -----------    -----------
    Total current assets                                 128,707      1,180,913

Property and equipment, net                              474,127        539,528
Other assets:
  Investment in Switch Telecommunications Pty Ltd      2,316,165      2,316,165
  Deposits and other assets                               66,139         43,633
                                                     -----------    -----------
    Total other assets                                 2,382,304      2,359,798
                                                     -----------    -----------
    Total assets                                     $ 2,985,138    $ 4,080,239
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   402,274    $   130,715
  Deferred revenue                                        71,428        299,985
  Notes payable, current portion                          85,710         53,639
  Capital leases payable, current portion                 37,527         31,091
                                                     -----------    -----------
    Total current liabilities                            596,939        515,430

Other liabilities:
  Capital leases payable                                  81,703         55,099
  Deferred revenue                                        92,858             --
                                                     -----------    -----------
    Total other liabilities                              174,561         55,099
                                                     -----------    -----------
    Total liabilities                                    771,500        570,529

Stockholders' equity:
  Common Stock, par value
  $.001 per share; 50,000,000 shares
  authorized, 14,715,538 and 14,114,441 shares
  issued and outstanding                                  14,715         14,114
Additional paid in capital                             6,824,866      6,747,967
Retained earnings (accumulated deficit)               (4,625,943)    (3,252,371)
                                                     -----------    -----------
    Total stockholders' equity                         2,213,638      3,509,710
                                                     -----------    -----------
    Total liabilities and stockholders' equity       $ 2,985,138    $ 4,080,239
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)



                                                       1997            1996
                                                   ------------    ------------

Revenue                                            $    633,693    $      2,837

Cost of sales:
  Direct costs                                          599,474         141,775
                                                   ------------    ------------
Gross profit (loss)                                      34,219        (138,938)

Other costs:
  Development and administrative expenses             1,252,423         995,813
                                                   ------------    ------------
Net loss from operations                             (1,218,204)     (1,134,751)

Other income (expense):
  Interest income                                         8,497          19,051
  Interest expense                                      (16,947)         (1,104)
  Depreciation and amortization                        (146,915)        (64,013)
                                                   ------------    ------------
    Total other income (expense)                       (155,365)        (46,066)
                                                   ------------    ------------
Net loss                                           $ (1,373,569)   $ (1,180,817)
                                                   ============    ============
Per share data:
  Net loss per common share                        $      (0.10)   $      (0.11)
                                                   ============    ============
Weighted average number of shares outstanding        14,364,769      10,789,422
                                                   ============    ============

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)



                                                        1997            1996
                                                   ------------    ------------

Revenue                                            $    110,700    $        854

Cost of sales:
  Direct costs                                           84,060          33,993
                                                   ------------    ------------
Gross profit (loss)                                      26,640         (33,139)

Other costs:
  Development and administrative expenses               445,011         466,443
                                                   ------------    ------------
Net loss from operations                               (418,371)       (499,582)

Other income (expense):
  Interest income                                           391           8,502
  Interest expense                                      (11,109)           (272)
  Depreciation and amortization                         (48,740)        (21,338)
                                                   ------------    ------------
    Total other income (expense)                        (59,458)        (13,108)
                                                   ------------    ------------
Net loss                                           $   (477,829)   $   (512,690)
                                                   ============    ============
Per share data:
  Net loss per common share                        $      (0.03)   $      (0.04)
                                                   ============    ============
Weighted average number of shares outstanding        14,640,260      11,570,331
                                                   ============    ============

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND 1996 (UNAUDITED)


                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net Loss                                           $(1,373,569)   $(1,180,818)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                          146,915         64,013
  Common stock issued for services                        57,500           --
Changes in assets and liabilities:
  (Increase) in  other current assets                    (25,412)        (7,260)
  Decrease in inventory deposit                          241,037           --
  (Increase) in intangibles due to asset
    purchase of Telplex, Inc.                            (25,000)          --
  Increase (Decrease) in accounts payable
    and accrued expenses                                 271,558        (57,066)
  Decrease in unearned revenue                          (135,699)          --
                                                     -----------    -----------
    Total Adjustments                                    530,899           (313)
                                                     -----------    -----------
    Net cash used in operating activities               (842,670)    (1,181,131)

Cash flows from investing activities:
  Purchase of property and equipment                     (25,238)       (77,105)
  (Increase) in other assets                                --          (68,555)
                                                     -----------    -----------
    Net cash used in investing activities                (25,238)      (145,660)

Cash flows from financing activities:
  Proceeds from (payment) of notes payable, net           32,071       (324,600)
  Payment of capital lease payable                       (20,742)       (25,983)
  Proceeds from sale of warrants                          20,000           --
  Proceeds from common stock issued                         --        2,693,114
                                                     -----------    -----------
    Net cash provided by financing activities             31,329      2,342,531
                                                     -----------    -----------
Net (decrease) increase in cash                         (836,579)     1,015,740

Cash and cash equivalents, beginning of period           857,488        285,793
                                                     -----------    -----------
Cash and cash equivalents, end of period             $    20,909    $ 1,301,533
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balances as of August 31, 1996 were derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month and nine-month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1997. For further information, refer to the Company's financial statements for the year ended August 31, 1996 included in its Form 10-KSB/A.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO
THREE MONTHS ENDED MAY 31, 1996

REVENUES. Revenues increased to $110,700 for the three months ended May 31, 1997 from $854 for the three months ended May 31, 1996. $57,802 was revenue for the resale of international long distance minutes. $15,660 in revenue was for long distance and voice and fax mail service. The Company received $200,000 per the terms of the licensing agreement with Switch. A total of $500,000 for a seven-year license is to be paid over a period of three years. The $35,714 represents the revenue recognized pursuant to this licensing agreement with Switch.

COST OF SALES. Cost of sales increased to $84,060 for the three months ended May 31, 1997 from $33,993 for the three months ended May 31, 1996. $48,915 of the increase was due to the costs associated with the resale of international minutes.

EXPENSES. Expenses decreased to $445,011 for the three months ended May 31, 1997 from $466,443 for the three months ended May 31, 1996. The major expenses during the three months ended May 31, 1997 included payroll and related expenses of $144,186. Investor relations expenses were $54,918 primarily for the annual meeting expenses and fees paid to an investor firm. Rent expenses were $24,867 and platform services were $31,879. As compared to the three months ended May 31, 1996, some expenses during the three months ended May 31, 1997 decreased, such as fees paid to NASDAQ to issue stock, and other expenses increased, such as investor relations, due to costs associated with the annual meeting and utilizing services of an investor relations firm.

NINE MONTHS ENDED MAY 31, 1997 COMPARED TO
NINE MONTHS ENDED MAY 31, 1996

REVENUES. Total revenues increased to $633,693 for the nine months ended May 31, 1997 from $2,837 for the nine months ended May 31, 1996. $474,160 was revenue from the sale of the Interpretel System to Switch. $92,838 was revenue from the resale of international minutes. $35,714 was revenue recognized pursuant to the licensing agreement with Switch. $28,000 was an increase in revenue for long distance, voice and fax mail services, and customized application generation charges.

COST OF SALES. Total cost of sales increased to $599,474 for the nine months ended May 31, 1997 from $141,775 for the nine months ended May 31, 1996. The majority of the increase was from costs for the hardware and third party software for the sale of the Interpretel System to Switch, resulting in an increase of $378,009. Another increase of $77,095 was for costs associated with the resale of international minutes.

EXPENSES. Expenses increased to $1,252,423 for the nine months ended May 31, 1997 from $995,813 for the nine months ended May 31, 1996. Legal and other professional fees accounted for $75,846 of the increase. Investor relations costs represented new expenses for the Company during the nine months ended May 31, 1997. The Company's first annual meeting was held during this period increasing costs by $33,640. Other investor relations expenses included fees to an outside investor relations firm and attending a major conference for an increase of $72,972. Platform services and fees increased by $46,128. Overhead costs associated with the asset purchase of Telplex, Inc. increased costs by $31,376. Rent escalation accounted for an increase of $25,085. Enhancements to the Company's interactive voice response system increased costs by $10,097. Expenses for licenses and fees decreased by $44,848 during the nine months ended May 31, 1997 due to NASDAQ fees for issuance of stock during the nine months ended May 31, 1996.

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


                           PART II. OTHER INFORMATION


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

The voting results as to the foregoing matters were as follows:

                                       Votes         Votes         Votes                       Brokers
        Proposal                        For         Against      Withheld     Abstentions     Non-Votes
--------------------------------     ---------     ---------     --------     -----------     ---------
Election of Terence E. Belsham       7,073,119         0          543,355          0              0

Election of Richard P. Freeman       7,073,119         0          543,355          0              0

Election of Gerald I. Quinn          7,073,119         0          543,355          0              0

Election of Richard Baillie          7,073,119         0          543,355          0              0

Election of Terry Cuthbertson        7,073,119         0          543,355          0              0

Election of Terrence E. Pocock       7,073,119         0          543,355          0              0

Amendment to Certificate of
Incorporation to change name         7,613,874         0             0            2,600           0

Change of state of incorporation     7,417,716      172,558          0           26,200           0

Ratification of adoption of
1997 Stock Incentive Plan            5,477,201     1,782,125         0          357,148           0

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

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 22, 1998         WAVETECH, INC.




                                   By:  /s/ Gerald I. Quinn
                                        ----------------------------------------
                                        Gerald I. Quinn
                                        President and Chief Executive Officer




                                   By:  /s/ Lydia M. Montoya
                                        ----------------------------------------
                                        Lydia M. Montoya
                                        Chief Financial Officer