Form 10KSB/A
period 1997-08-31
WAVETECH INTERNATIONAL INC
filed 1998-09-23
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

(MARK ONE)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended August 31, 1997.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ___________.

                         Commission file number: 0-15482

                                 WAVETECH, INC.
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

                  Registrant's Telephone Number: (520) 750-9093
                                                 --------------

Securities to be registered under Section 12(g) of the Act:

                                                     Name of each exchange
     Title of Each Class                              on which registered
     -------------------                             ---------------------

            None                                              None

Securities to be registered under Section 12(b) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

The undersigned Registrant hereby amends, in its entirety, its Annual Report on Form 10-KSB for the Fiscal Year Ended August 31, 1997, as follows:

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $719,142.

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

     3. THE VIRTUAL OFFICE PROGRAM. Built as a customized "affinity" product and featuring many of the same services as the Interpretel Traveler Card, this product is positioned for the Small Office/Home Office (SOHO) market and uses a private '888' number for access. Unique to this program is a "follow-me"
function which dials and searches multiple phone numbers locating the subscriber. As a new initiative, during fiscal 1998, the Company intends to commence marketing this product to multi-level sales organizations.

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

     FOCUS ON EXPANSION INTO INTERNATIONAL MARKETS. The Company intends to aggressively seek expansion into international markets. To date, the Company has executed a licensing agreement with Switch Telecommunications Pty Ltd for use of the Company's platforms in Southeast Asia. Switch Telecommunications is operational and is currently marketing and distributing products and services from the Interpretel System. The Company expects to receive royalty payments on the sales of these products and services over the next year, however, that amount is not yet readily determinable. The Company believes that its technology can be readily adaptable to a variety of foreign communications networks and that significant demand exists in international markets for the Company's services. See "Risk Factors--Risks Associated with International Expansion."

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


ITEM 3.  LEGAL PROCEEDINGS

     Applied Environmental Technology, Inc. (Applied') was named as a defendant in a lawsuit filed by Long Beach Memorial Hospital (the "Hospital") on July 30, 1992 and, in December 1994, Wavetech, Inc. was added as a party defendant in the filing of an Amended Complaint. The Hospital alleges to have sustained damages as a result of certain errors and emissions by Applied in performing the engineering of asbestos removal for the Hospital. Litigation counsel for Applied believes that there are adequate defenses to the action and now believe that the action will be dismissed. Litigation counsel has also advised Wavetech, Inc. that the Statute of Limitations has expired on this action.

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

     None.




                                     PART II

ITEM 5.  MARKET PRICE FOR THE COMPANY'S SECURITIES

     The Company's Common Stock is quoted on the Nasdaq SmallCap Market. The high and low bid prices of the Company's Common Stock as reported by Nasdaq from September 1, 1995 through August 31, 1997 by fiscal quarters (i.e. 1st Quarter = September 1 through November 30) were as follows:


                   1st Qtr          2nd Qtr          3rd Qtr          4th Qtr
               --------------   --------------   --------------   --------------
                High     Low     High     Low     High     Low     High     Low
               ------   -----   ------   -----   ------   -----   ------   -----
1996
Common Stock   2-1/16    3/4    1-3/8     3/4     2-1/8    3/4       2      3/4

1997
Common Stock   1-1/16   17/32   1-1/32    1/4     15/16   11/32     3/4     5/16


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

     The Company's business consists of developing, operating, marketing and selling interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and special purpose groups. During 1995 and 1994, the Company remained focused on the development of the infrastructure for its call processing and data management systems. Operations in the USA and Canada commenced on a limited basis in 1996. The Company signed an Equipment and Software Turnkey Agreement with Switch Telecommunications Pty Ltd of Australia.

     Wavetech has 300 cardholders on its system. The Company acquired 65 new customers during this period. Wavetech is not currently attempting to implement new solicitation and marketing initiatives in an attempt to conserve capital to complete the Merger. Therefore, the number of active subscribers on the system has remained fairly constant over the periods presented in the financial statements. The Company gains a small percentage of new subscribers each month from previous promotions. However, the Company also loses a small percentage of subscribers each month due to normal attrition.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED AUGUST 31, 1997 COMPARED TO
TWELVE MONTHS ENDED AUGUST 31, 1996

     REVENUES. The Company, after completing the development of its back end systems during the last quarter of 1996 and the first quarter of 1997, commenced operations. Revenues increased to $719,142 in 1997 from $19,895 in 1996. Revenues from the resale of international long distance minutes were $149,155 in 1997 due to the asset purchase of Telplex, Inc. Revenues from the sale of enhanced calling card services, such as long distance, voice and fax mail and news services, increased by $21,511. An increase of $474,106 was due to the sale of the Interpretel System, which consisted of a computer platform and related software, to Switch Telecommunications Pty Ltd in Australia. During 1997 the Company received $200,000 per the terms of the licensing agreement with Switch. A total of $500,000 for a seven-year license is to be paid over a period of three years. An increase of $53,571 in revenue represents the amount recognized pursuant to this licensing agreement with Switch for the period ended August 31, 1997.

     During the year ended August 31, 1997, Switch did not pay any royalty fees to the Company. The Company was unable to determine the amount due because of disagreements related to the modifications required for compatibility with Australian signaling and the final installation date of the system. These differences precluded Switch from providing the necessary information to compute the royalty fees. In lieu of negotiating a working resolution to these issues, the Company agreed to terminate the licensing agreement with Switch. Effective June 30, 1998, an agreement was reached between the Company and Switch terminating the license agreement. Switch agreed to pay the Company $150,000 in consideration of the termination of the agreement. The payment was received on July 10, 1998.

     COSTS. Cost of sales increased to $679,930 in 1997 from $179,068 in 1996. $378,009 of the increase was related to the hardware and third party software costs for the sale of the Interpretel System to Switch in 1997. Costs related to the resale of international minutes were $125,766. A direct mail marketing campaign was initiated during 1997 resulted in increased costs for marketing and fulfillment collateral of $69,218. Hardware and software upgrades to the Interpretel System to accommodate the anticipated usage from new contracts increased costs by $15,673. During the twelve months ended August 31, 1997, the positions of National Sales Director and several salaried sales representatives were eliminated thereby reducing costs by $62,062. The positions were eliminated as the Company decided to market its service through direct mail rather than a national sales force. Another existing officer assumed direction of marketing efforts. During 1997, a change was made in the outsourced call center used by the Company to handle customer service calls, resulting in a decrease to costs of $17,336.

     EXPENSES. Expenses increased to $1,584,747 in 1997 from $1,287,386 in 1996. The total $1,585,747 expenses in 1997 included $634,159 in payroll and related expenses; $232,279 for legal and other professional fees; $141,873 for platform services and fees; $128,725 for investor relation expenses; $88,598 for rent; $57,497 to develop and print general Company marketing collateral; $50,048 for overhead costs associated with the asset purchase of Telplex, Inc.; and $41,935 in travel related expenses.

     The major increases in expenses for the twelve months ended August 31, 1997 as compared to the twelve months ended August 31, 1996 came in the area of investor relations, which added $128,725 during 1997. Investor relations expenses included fees for consulting services of an investor relations firm, and annual meeting expenses, such as preparation of the proxies and mailing costs. Certain officers of the Company also attended a major investor relations conference during 1997. Other significant expense increases came from overhead costs of $50,048 associated with the asset purchase of Telplex, Inc. Fees for the Company's platforms, space rental and maintenance increased by $48,000. Legal and professional fees rose in 1997 by $37,175. Development of general Company marketing collateral increased general marketing expense by $24,544.

     Development costs decreased due to completion of the development of the back end systems during the last quarter of 1996. Fiscal 1996 development costs were $297,935. During fiscal 1997 there were no additional or ongoing development costs as development had been completed. Continued costs of maintaining the system were charged to operations.

     Depreciation and amortization costs increased to $211,786 for the twelve months ended August 31, 1997 from $136,902 for the twelve months ended August 31, 1996, due to additional asset purchases.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1997 the Company had a working capital deficit of $650,761 as compared to working capital of $665,483 at August 31, 1996. The Company borrowed $122,000 from certain Board Members in order to address the working capital needs. As a result of inadequate funds during the last quarter the Company entered into agreements with its employees to compensate such persons' salary with a number of shares of the Company's Common Stock with a fair market value on the last day of a regular pay period equal to each respective employee's salary plus a 10% premium as consideration for entering into such agreements. All of the shares were issued as Deferred Shares pursuant to the Company's 1997 Stock Incentive Plan.

     As part of this strategy to preserve capital, the Company was aggressively pursuing a number of financing, merger and acquisition opportunities. The Company signed an investment banking agreement with Stern, Agee and Leach to assist in evaluating the opportunities available for re-capitalizing the Company. Short-term debt financing, to be repaid within twelve months, was secured during this period while longer-term solutions, with repayment terms greater than twelve months, were pursued with the investment bankers.

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

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. There can be no assurance that the Company will be successful in improving its financial condition, and to the extent it is unsuccessful it may become insolvent, forcing it to suspend or even cease its operations.

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

     LIMITED OPERATING HISTORY; PREVIOUS LOSSES. The Company was incorporated in 1995, however, it did not have any significant business operations until 1997. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development ---
particularly companies in new and rapidly evolving markets such as the Company's. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel and upgrade its technologies and commercialize services utilizing such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses of approximately $(1,775,714), $(1,860,204) and $(1,055,099) during each of the three most recent fiscal years. The Company recorded revenues for the quarter ended February 28, 1997, but there can be no assurance that the Company will record a profit or, if so, will be able to sustain growth and profitability.

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

     DEPENDENCE UPON SOFTWARE. The software developed and utilized by the Company in providing its services may contain undetected errors. Although the Company engages in extensive testing of its software prior to introducing the software onto its network, there can be no assurance that errors will not be found in software after commencement of use of such software. Any such error may result in partial or total failure of the Company's network, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of subscribers to use Wavetech's network or the cancellation by subscribers of their service with Wavetech, any of which could have a material adverse effect on the Company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   WAVETECH, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

REPORT OF INDEPENDENT AUDITORS. . . . . . . . . . . . . . . . . . .      28

CONSOLIDATED BALANCE SHEET - August 31, 1997. . . . . . . . . . . .      29

CONSOLIDATED STATEMENT OF OPERATIONS - Periods ended
August 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .      30

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
EQUITY - Periods ended August 31, 1997 and 1996 . . . . . . . . . .      31

CONSOLIDATED STATEMENTS OF CASH FLOWS - Periods ended
August 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .      32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . .      33

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

As discussed in Note 17 to the financial statements, certain errors resulting in overstatement of previously reported revenue recognized from the sale of a licensing agreement as of August 31, 1997, were subsequently discovered by management. Accordingly, the August 31, 1997 financial statements have been restated to correct the error. Additionally, Note 11 contains expanded disclosure regarding the fair value of stock options.



Tucson, Arizona
August 31, 1998

                         WAVETECH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 August 31, 1997
                                   -----------

                                     ASSETS
                                                                       1997
Current assets:                                                   -------------
  Cash and cash equivalents                                       $      13,329
  Accounts receivable, net of allowance of $527                          26,273
  Prepaid expenses and other assets                                       9,725
                                                                  -------------
    Total current assets                                                 49,327
Property and equipment, net                                             410,182
Noncurrent assets:
  Investment in Switch Telecommunications Pty Ltd                     2,316,165
  Intangibles, net of amortization of $7,511                             29,489
  Deposits and other assets                                              35,633
                                                                  -------------
    Total noncurrent assets                                           2,381,287
                                                                  -------------
    Total assets                                                  $   2,840,796
                                                                  =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $     395,222
  Accrued interest payable, noncurrent portion                            5,248
  Notes payable, current portion                                        172,071
  Capital leases payable, current portion                                56,119
  Deferred revenue, current portion                                      71,428
                                                                  -------------
    Total current liabilities                                           700,088
Noncurrent liabilities:
  Capital leases payable                                                 53,892
  Deferred revenue                                                       75,001
                                                                  -------------
    Total liabilities                                                   828,981
Commitments (Note 10)
Stockholders' equity:
  Common stock, par value $ .001 per share;
    50,000,000 shares authorized, 15,076,807
      shares issued and outstanding                                      15,077
  Additional paid-in capital                                          7,024,823
  Accumulated deficit                                                (5,028,085)
                                                                  -------------
    Total stockholders' equity                                        2,011,815
                                                                  -------------
    Total liabilities and stockholders' equity                    $   2,840,796
                                                                  =============

                        See independent auditor's report.
        The accompanying notes are an integral part of these consolidated financial statements.

                         WAVETECH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the years ended August 31, 1997 and 1996
                                   -----------


                                                    1997               1996
                                                ------------       ------------

Revenues                                        $    719,142       $     19,895
                                                ------------       ------------
Expenses:
  Cost of sales                                      679,930            179,068
  Development                                            -0-            297,935
  General and administrative                       1,584,747          1,287,386
  Depreciation and amortization expense              211,786            136,902
                                                ------------       ------------
    Total expenses                                 2,476,463          1,901,291
                                                ------------       ------------

Net loss from operations                          (1,757,321)        (1,881,396)

Other income and expense:
  Interest income                                      8,500             32,777
  Interest expense                                   (26,893)           (11,585)
                                                ------------       ------------
    Total other income and expense                   (18,393)            21,192
                                                ------------       ------------
Net loss                                        $ (1,775,714)      $ (1,860,204)
                                                ============       ============
Net loss per common share                       $       (.12)      $       (.17)
                                                ============       ============
Weighted average number of
  shares outstanding                              14,455,167         11,200,401
                                                ============       ============




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

                         WAVETECH, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  For the years ended August 31, 1997 and 1996
                                   -----------

                                                           Additional
                                              Common        Paid-in     Accumulated
                               Shares         Stock         Capital       Deficit         Total
                             ----------    -----------    -----------   -----------    -----------
Balances, August 31, 1995     9,455,078    $     9,455    $ 1,540,223   $(1,392,167)   $   157,511
Common stock issued           3,115,253          3,115      2,893,123                    2,896,238
Common stock issued in
  exchange for Switch
  common stock                1,544,110          1,544      2,314,621                    2,316,165
Net loss                                                                 (1,860,204)    (1,860,204)
                             ----------    -----------    -----------   -----------    -----------
Balances, August 31, 1996    14,114,441         14,114      6,747,967    (3,252,371)     3,509,710
Common stock issued             962,366            963        256,856                      257,819
Warrants issued                                                20,000                       20,000
Net loss                                                                 (1,775,714)    (1,775,714)
                             ----------    -----------    -----------   -----------    -----------
Balances, August 31, 1997    15,076,807    $    15,077    $ 7,024,823   $(5,028,085)   $ 2,011,815
                             ==========    ===========    ===========   ===========    ===========



                        See independent auditor's report.
        The accompanying notes are an integral part of these consolidated financial statements.

                         WAVETECH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the years ended August 31, 1997 and 1996
                                  ------------

                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(1,775,714)   $(1,860,204)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                          211,876        136,902
  Common stock issued for services                       204,180        203,125
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable
      and other current assets                             1,108        (32,758)
    (Increase) decrease in inventory deposit             241,037       (241,037)
    Increase (decrease) in accounts payable
      and accrued expenses                               264,507       (104,339)
    Increase (decrease) in accrued interest
      payable                                              5,248        (39,327)
    Increase (decrease) in unearned revenue             (153,556)       299,985
                                                     -----------    -----------
      Total adjustments                                  774,400        222,551
                                                     -----------    -----------
      Net cash used in operating activities           (1,001,314)    (1,637,653)

  Cash flows from investing activities:
    Purchase of property and equipment                   (25,237)       (89,352)
    Increase in deposits and other assets                    -0-         (2,508)
    Advance on notes receivable                              -0-        (45,282)
    Payment of notes receivable                           45,282            -0-
    Purchase of intangibles                              (25,000)           -0-
                                                     -----------    -----------
      Net cash used in investing activities               (4,955)      (137,142)

  Cash flows from financing activities:
    Proceeds from (payments on) notes payable            172,071       (324,600)
    Payments on capital lease payable                    (29,961)       (22,023)
    Proceeds from common stock issued                        -0-      2,693,113
    Proceeds from sale of warrants                        20,000            -0-
                                                     -----------    -----------
      Net cash provided by financing activities          162,110      2,346,490
                                                     -----------    -----------
Net increase (decrease) in cash                         (844,159)       571,695

Cash and cash equivalents, beginning of year             857,488        285,793
                                                     -----------    -----------
Cash and cash equivalents, end of year               $    13,329    $   857,488
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

     REVENUE RECOGNITION

     Revenue from the sale of the licensing agreement is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when incurred.

     CONCENTRATION OF REVENUE

     During the year ended August 31, 1997, the Company recognized revenue from the installment of equipment of $474,160 and $53,571 from the recognition of income from the sale of a licensing agreement all from Switch. This represents 73% of total revenue for the year ended August 31, 1997.

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     STOCK-BASED COMPENSATION

     The Company accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, Accounting for Stock Issued to Employees.

     LOSS PER COMMON SHARE

     Loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation when the effect is antidilutive.

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

     The acquisition agreement also provides that during the three year period following the March 8, 1995 closing, former shareholders of Interpretel can

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


4.   BUSINESS COMBINATION - COMMITMENT, CONTINUED

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

5.   INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED

     During August, 1996 the Company entered into an agreement with Switch Telecommunications Pty Limited (Switch) to exchange an equity interest in the Company for an equity interest in Switch. The equity interests consist of outstanding common stock of the respective companies. The Company received five shares of Switch common stock representing 5% of the issued and outstanding common stock, in exchange for 1,544,110 shares of the Company's stock. These shares were pledged as collateral to a note payable to an officer/shareholder and subsequently released as of November 30, 1997. (Note 8)

     Switch is a wholly owned subsidiary of Tech Pacific Holdings Limited (Tech Pacific). Tech Pacific is an Australian corporation whose stock is not publicly traded. Tech Pacific is a wholly owned subsidiary of First Pacific, a publicly traded company on the Hong Kong stock exchange. Switch conducts business as a telecommunications Fixed Network Service Provider and also validates mobile telephone connections for Telestra Mobilenet in Australia. The Company has entered into a contract appointing Switch as the exclusive provider of Interpretel's telecommunications services in Australia, New Zealand, the subcontinent of India and Asia (excluding Korea and Japan) (Note 6).

     The value assigned to the Switch shares received was determined by management valuing the whole of the issued capital of Switch on the basis of discounting the anticipated future cash flow. This method determines the net present value of the underlying cash flow of a business. It recognizes that money has a time value by discounting future cash flows at an appropriate discount rate. A valuation using discounted cash flow procedures requires the determination of the nature of timing of future cash inflows and outflows and the discount factor to be applied to the cash flows. Future cash flows may not be achieved and consequently any future variation between the actual cash flow and those utilized by management will affect the valuation. Since Switch is a privately held company, the market value of the shares is not readily ascertainable and is subject to

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


5.   INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED, CONTINUED

     uncertainty. There have been no events known to the Company which would signify an impairment of the value of the investment.

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

     Switch purchased a three-year warrant to purchase up to 2,000,000 shares of the Company's common stock at a price of $1.50 per share. The warrants expire January 17, 2000. Consideration of $20,000 was received for the warrants.

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

     The agreement also provides for a licensing fee in the amount of $500,000 to be paid to Interpretel over a three-year period. Switch shall not have an obligation to pay any fees pursuant to termination provisions in the agreement. The Company received $200,000 of the licensing fee during the year ended August 31, 1997. The agreement provides for payments of $150,000 each in year two and three. A payment of $150,000 was due on May 22, 1998. Effective June 30, 1998, an agreement was reached between the Company and Switch terminating the license agreement. Switch agreed to pay the Company $150,000 in consideration of the termination of the agreement. The payment was received on July 10, 1998.

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

     applications,   post-paid   applications  and  Interactive  Voice  Response
     Systems. The fee of 2% of gross revenues shall be paid monthly on the fifteenth of each month based on prior month payments received by Switch. The fee of 2% of gross revenues shall be reviewed by the parties and increased or decreased by mutual agreement of the parties at least annually, reviewed after the first 15,000 cards are on the Interpretel system in Australia, and reviewed if net revenues for Switch are altered by a change in carrier discounts and/or rates. Net revenues are defined as gross revenues minus carrier costs only. During the year ended August 31, 1997, Switch did not pay any royalty fees to the Company. The Company was unable to determine the amount due because of disagreements related to the installation dates of the system and modifications required for compatibility with Australian signaling. These differences precluded Switch from providing the necessary information to compute the royalty fees. In lieu of negotiating a working resolution to these issues, the Company agreed to terminate the licensing agreement with Switch. The payment of $150,000 received in settlement of the termination of the licensing agreement includes an undetermined amount on satisfaction of potential gross revenue. In consideration of the termination of the licensing agreement, the Company agreed to release Switch from any other obligations including the gross revenue fee.

7.   PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 1997:

                                                                         1997
                                                                      ---------

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
                                                                      =========

                          NOTES TO FINANCIAL STATEMENTS

                         WAVETECH, INC. AND SUBSIDIARIES
                                 --------------


8.   NOTES PAYABLE

     Notes payable is composed of the following at August 31, 1997:

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

     Future lease commitments are as follows:

          1998                                                        $  56,119
          1999                                                           35,746
          2000                                                           15,662
          2001                                                            2,484
                                                                      ---------
                                                                      $ 110,011
                                                                      =========
10.  COMMITMENTS

     The Company has entered into cancelable operating agreements with a telecommunications service provider. The Company has agreed to a $12,555

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


10.  COMMITMENTS, CONTINUED

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
                                                                       ========

11.  COMMON STOCK

     During the year ended August 31, 1997, the Company issued 62,342 shares of common stock for consulting services pursuant to various agreements valued at $37,303. The value assigned to the common stock was based on the fair market value of the common stock on the date that the liability was incurred. The value of the consulting services was charged to expense during the period incurred.

     During the year ended August 31, 1997, the Company issued 361,269 deferred shares of common stock under the 1997 Stock Incentive Plan to meet payroll expenses in the amount of $137,877. The value assigned to the common stock was based on the fair market value on the date of issue.

     During the year ended August 31, 1997, the Company issued 100,000 shares in satisfaction of a note payable of $53,639. The value assigned to the common stock was based on the fair market value of the common stock on the date of the agreement was negotiated.

     During the year ended August 31, 1997, the Company issued 438,755 shares of stock in satisfaction for services valued at $203,125 performed in the previous year. The previous values assigned to the common stock and charged to expense in the period the services were performed were based on the fair market values of the common stock.

     Pursuant to various consulting agreements, the Company has committed to issue 64,578 shares of common stock as payment for services valued at

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

     $29,000. The value of the common stock charged to expense in the period the services were performed were based on the fair market value of the common stock.

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

     Pursuant to an agreement with Switch (Note 5) the Company issued warrants to purchase up to 2,000,000 shares of common stock at a price of $1.50 per share. Consideration received was $20,000. The value assigned to the warrants was based on an allocation pursuant to the comprehensive agreement (Note 5).

     In consideration of various consulting and loan agreements, the Company issued warrants to purchase up to 235,000 shares of common stock at an exercise price of between $.44 and $1.75 per share. The exercise price reflects the fair market value of the shares of common stock on the date of the grant of the warrants.

     The total number of warrants outstanding at August 31, 1997, is 3,079,630.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting for its stock options because as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

     Compensation ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

     During the year ended August 31, 1997, the Company adopted the Wavetech, Inc. 1997 Stock Incentive Plan. Under this plan, the Company is authorized to issue up to 4,600,000 shares of common stock such options have terms of up to ten years. Shares may be issued as incentive stock options, deferred shares or restricted shares. The options were granted at the fair market value of the common stock on the date of the grant.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.64%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .98, and a weighted-average expected life of the options of 2 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company's pro forma information follows:

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

                                                                  Year ended
                                                                August 31, 1997
                                                                ---------------

          Net loss, as reported                                 $    (1,629,285)

          Pro forma compensation expense for stock options
            1997 grants                                                (414,000)
                                                                ---------------
          Pro forma net loss                                         (2,043,285)
                                                                ---------------
          Pro forma loss per share                              $          (.14)
                                                                ===============

     A summary of the Company's stock options activity is as follows:

                                                                    Weighted
                                                Number of        Exercise Price
                                             Options Granted        Per Share
                                             ---------------     --------------
          Outstanding, August 31, 1995               136,250     $         1.39

          Granted                                  1,550,000               1.73
          Canceled                                  (450,000)              1.94
                                             ---------------     --------------
          Outstanding, August 31, 1996             1,236,250               1.73

          Granted                                  2,328,935                .68
          Canceled                                (1,236,250)              1.73
                                             ---------------     --------------
          Outstanding, August 31, 1997             2,328,935     $          .68
                                             ===============     ==============

     Exercise prices for options outstanding as of August 31, 1997 ranged from $0.36 per share to $0.81 per share. The remaining contractual life of such options ranged from two to ten years. Options for the purchase of 1,468,935 shares were immediately exercisable at August 31, 1997.

     Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

     The weighted average fair values of stock options granted during 1997 for which the exercise price was equal to the fair market value of the stock were $0.68 per share.

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

     The income tax benefit for the years ended August 31 is comprised of the following amounts:

                                                   1997               1996
                                              --------------     --------------
          Current                             $          -0-     $          -0-

          Deferred
            Federal                                 (429,000)          (628,000)
            State                                    (28,000)           (67,000)
                                              --------------     --------------
                                                    (457,000)          (695,000)
          Valuation allowance                        457,000            695,000
                                              --------------     --------------
          Total tax benefit                   $          -0-    $          -0-
                                              ==============    ===============

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                   1997               1996
                                              --------------     --------------
          Statutory tax rate                          (35.0%)            (35.0%)
          State income taxes                           (9.0%)             (9.0%)
          Amortization of organization costs            7.0%               7.0%
          Release of valuation allowance               37.0%              37.0%
                                              --------------     --------------
          Effective tax rate                             .0%                .0%
                                              ==============     ==============

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

12.  INCOME TAXES, CONTINUED

     The components of the net deferred tax asset are as follows:

                                                   1997
                                              --------------
       Deferred tax asset:
          Amortization of organization costs  $     (120,000)
          Net operating loss carryforward         (2,868,000)
                                              --------------
                                                  (2,988,000)
          Valuation allowance                      2,988,000
                                              --------------
                                              $          -0-
                                              ==============

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

     During the year ended August 31, 1997, an officer and shareholder advanced $109,071 to the Company which is reflected in notes payable. The Company pledged as collateral the five shares of Switch common stock and one share of Interpretel (Canada) common stock (Note 8). As of November 30, 1997, the collateral has been released and the note payable is converted to shares of common stock at .35 per share.

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

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


14.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES, CONTINUED

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

     Supplemental disclosure of cash flow information:

                                                   1997               1996
                                              --------------     --------------
          Cash paid during the period for:
            Income taxes                      $           50     $           50
                                              ==============     ==============
            Interest                          $       20,454     $       39,327
                                              ==============     ==============

15.  SUBSEQUENT EVENTS

     On January 6, 1998, the Company entered into a Reorganization Agreement and Plan of Merger with Imagitel, Inc. (Imagitel), a privately owned telecommunication company based in Houston, Texas. The merger would have resulted in Imagitel shareholders receiving approximately 70% of the Company's outstanding common stock an existing shareholders holding the remaining 30%. On August 24, 1998, the Reorganization Agreement was terminated. The Company is currently seeking other potential strategic merger or acquisition candidates. The Company does not have any binding agreements.

     On February 9, 1998, the Company executed a loan agreement with Imagitel pursuant to which the Company may borrow up to $450,000 for working capital purposes. Outstanding balances under such loan accrue interest at a rate of 12% per annum and all unpaid principal plus interest accrued thereon mature upon completion of the merger. The loan is secured by all of the assets of the Company. On August 31, 1998, the outstanding principal balance of $180,000 and accrued interest was paid in full and the loan agreement was cancelled.

     In October of 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants to purchase an aggregate of 40,000 share of the Company's common stock. Each of the warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants were granted at fair market value of the common stock on the date

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


15.  SUBSEQUENT EVENTS, CONTINUED

     of the grant. The notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 was converted into 577,333 shares on common stock. The beneficial conversion feature of $92,894 was charged to expense in the period of the conversion.

     During the quarter ended May 31, 1998, the Company offered to all warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.585 per common share (the market price on the date of the offer). A total of 380,280 out of 784,781 warrants were exercised under this offer and the balance of 404,501 warrants expired on May 31, 1998. The Company received $222,503 for the warrants. The Company recorded the exercise of the warrants as an increase to additional paid-in-capital.

     On June 30, 1998, an agreement was reached between the Company and Switch which terminated the license agreement and any future obligations there under. Consideration of $150,000 was received in connection with this agreement.

     On June 30, 1998, an agreement was reached between the Company and Switch which sets forth the terms and conditions of a put option for the share of common stock of Switch which are owned by the Company. The sale price is $2,100,000 and the term of the option is on year. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch. On August 31, 1998, the Company received $2,100,000 in satisfaction of the option agreement.

16.  GOING CONCERN

     For the year ended August 31, 1997, the Company sustained a loss of $1,775,714. The Company currently lacks adequate funds to finance its ongoing working capital needs.

     The Company is currently seeking to secure adequate sources of funds to finance its immediate and long-term working capital needs. Such sources may include a private placement of equity by the Company, commercial financing, or a strategic alliance or other business combination. The Company does not currently have any agreements, binding or non-binding, with respect to any such above stated arrangements. Further, there can be no assurance that the Company will be able to secure adequate sources of funds and its inability to do so would result in a material adverse affect upon the Company's business and results or operations. In addition, if the Company succeeds in acquiring additional financing, such efforts may result in additional

                         WAVETECH, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


16.  GOING CONCERN, CONTINUED

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

17.  RESTATEMENT OF FINANCIAL STATEMENTS

     Contained in the Company's financial statements for the year ended August 31, 1997, whose report thereon was dated December 4, 1997, was the recognition of revenue related to the receipt of payment of a licensing fee (Note 6). The financial statements have been corrected to recognize revenue from the licensing fee over the seven year term of the licensing agreement. Revenue previously recognized on the licensing fee was $200,000. Revenue recognized for the licensing fee in the restated financial statements is $53,758. The correction resulted in a decrease in revenue recognized in the amount of $146,242, for the year ended August 31, 1997. The correction resulted in a change in the net loss per common share from $(0.11) per common share in the previously issued financial statements to $(0.12) per common share in the restated financial statements.

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

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------
                                                                                        LONG TERM
                                      ANNUAL COMPENSATION                          COMPENSATION AWARDS
-----------------------------------------------------------------------------------------------------------
                                                                            RESTRICTED STOCK    SECURITIES
NAME AND               FISCAL                  BONUS       OTHER ANNUAL     STOCK AWARDS        UNDERLYING
PRINCIPAL POSITION     YEAR      SALARY ($)    AWARDS($)   COMPENSATION     ($)                 OPTIONS (#)
-----------------------------------------------------------------------------------------------------------

Gerald I. Quinn        1997      $85,000(1)    -0-         $-0-             -0-                 800,000(2)
President/CEO
                       1996      $85,000       -0-          -0-             $203,637            500,000

                       1995      $58,000       -0-          -0-             -0-                 300,000

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

                        OPTION GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------
                     NUMBER OF
                   OF SECURITIES   PERCENT OF TOTAL
                    UNDERLYING     OPTIONS GRANTED
                     OPTIONS       TO EMPLOYEES IN       EXERCISE     EXPIRATION
     NAME           GRANTED (#)      FISCAL YEAR       PRICE ($/SH)      DATE
--------------------------------------------------------------------------------

Gerald I. Quinn       800,000            45%              $0.66        May 2006

---------------

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------------------------
                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING                   VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                                                             AT FISCAL YEAR END (#)            AT FISCAL YEAR END ($)
------------------------------------------------------------------------------------------------------------------------
                    Shares Acquired        Value
        Name        on Exercise (#)     Realized ($)     Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------

Gerald I. Quinn           -0-               $0             800,000            -0-              $0                $0

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

(F)  COMPENSATION COMMITTEE REPORT ON REPRICING

     In January 31, 1997, the Board, on the recommendation of the Compensation Committee, canceled the options granted to Gerald I. Quinn, President and CEO, under his Services Agreement of May 21, 1996. Under the May 21, 1996 Services Agreement, Quinn was to receive options on 500,000 Common Shares with an exercise price of $1.75 a share and, from a former Agreement, options on 300,000 Common Shares at an exercise price of $1.3875 per share. On the same date, January 31, 1997, Mr. Quinn was granted a new option plan within the Company's 1997 Stock Incentive Plan of 800,000 Common Shares at an exercise price of $0.66 cents a share. Mr. Quinn's prior options were not within the Stock Incentive Plan of the Company and were at an unrealistic exercise price. It was felt that Mr. Quinn as President and CEO needed to have a reasonable incentive to make Wavetech a financially viable operation for the benefit of the shareholders. Mr. Quinn was not a significant shareholder and was not being paid a large salary. Consequently, the Board felt the change in the option plan for Quinn was appropriate.

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

--------------

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

(4) Includes 10,000 options granted to a non-employee Board member. The options are exercisable at $0.37 and have fully vested. At August 31, 1997, 10,000 of the options are exercisable. Includes 288,096 Common Shares, held by spouse and son of which he expressly disclaims ownership, issuable upon conversion of convertible notes as of November 28, 1997.

(5)  Includes a warrant of 2,000,000 Common Shares at $1.50 per share.


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

     During the year ended 1997, the Company became indebted to two officers and one shareholder. The Company became indebted to Mr. Gerald I. Quinn, the Chief Executive Officer, for $109,071 plus accrued interest of $3,809; and to Mr. Richard P. Freeman, Vice President, for $13,000 plus accrued interest of $585; and to Mr. Robert Caylor, shareholder, for $50,000 plus accrued interest of $854. The loans were made in the ordinary course of business and were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A)(1) FINANCIAL STATEMENTS. The financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(A)(2)   EXHIBITS
                                                                      Method of
Number    Description                                                  Filing
------    -----------                                                 ---------

3.1     Certificate of Incorporation of the Company                        *
3.2     By-Laws of the Company                                             *
10.30   Employment Contract dated May 21, 1996, between the Company       **
        and Terence E. Belsham, Chairman and Chief Financial Officer
10.31   Employment Contract dated June 17, 1996 between the Company       **
        and Richard P. Freeman, Vice President, Product Development & Strategic Planning
10.32   Employment Contract dated May 21, 1996 between the Company        **
        and Gerald I. Quinn, President and Chief Executive Officer
22      Subsidiaries of the Registrant                                   ***
23      Consent of Addison, Roberts & Ludwig                             ****
27      Financial Data Schedule                                          ****

----------

* Incorporated by reference from the like numbered exhibit to the Company's Form 10-QSB for the Quarter ended February 28, 1997.

** Incorporated by reference from the like numbered exhibit to the Company's Form 10-KSB for the Fiscal year ended August 31, 1996.

*** Incorporated by reference from the like numbered exhibit to the Company's Form 10-KSB for the Fiscal Year Ended August 31, 1997, filed on December 15, 1997.

**** Filed herewith.


(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT ARE AS FOLLOWS:

     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wavetech, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVETECH, INC.



Dated:  September 22, 1998         By: /s/ Gerald I. Quinn
                                       -----------------------------------
                                       GERALD I. QUINN, PRESIDENT AND
                                       CHIEF EXECUTIVE OFFICER, DIRECTOR
                                       (Principal Executive Officer)



Dated:  September 22, 1998         By: /s/ Lydia M. Montoya
                                       -----------------------------------
                                       LYDIA M. MONTOYA, CHIEF FINANCIAL OFFICER
                                       (Principal Financial Officer)



Dated:  September 22, 1998        By: /s/ Terrence E. Belsham
                                      -----------------------------------
                                      TERENCE E. BELSHAM, CHAIRMAN
                                      OF THE BOARD



Dated:  September 22, 1998        By: /s/ Richard P. Freeman
                                      -----------------------------------
                                      RICHARD P. FREEMAN, DIRECTOR



Dated:  September 22, 1998        By: /s/ Terrence H. Pocock
                                      -----------------------------------
                                      TERRENCE H. POCOCK, DIRECTOR