Form 10QSB/A
period 1997-11-30
WAVETECH INTERNATIONAL INC
filed 1998-09-23
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

The undersigned Registrant hereby amends, in its entirety, its Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 1997, as follows:

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

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES



                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               November 30, 1997 (unaudited) and August 31, 1997
               (audited). . . . . . . . . . . . . . . . . . . . . . . . .    3

               Condensed Consolidated Statements of Operations -
               Three Months Ended November 30, 1997 and November 30, 1996
               (unaudited). . . . . . . . . . . . . . . . . . . . . . . .    4

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended November 30, 1997 and November 30, 1996
               (unaudited). . . . . . . . . . . . . . . . . . . . . . . .    5

               Notes to Condensed Consolidated Financial Statements -
               November 30, 1997 and November 30, 1996
               (unaudited). . . . . . . . . . . . . . . . . . . . . . . .    6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . .    7


PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    8

     ITEM 2.   Change in Securities . . . . . . . . . . . . . . . . . . .    8

     ITEM 3.   Defaults upon Senior Securities. . . . . . . . . . . . . .    9

     ITEM 4.   Submission of Matters to a Vote of Security Holders. . . .    9

     ITEM 5.   Other Information  . . . . . . . . . . . . . . . . . . . .    9

     ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                         WAVETECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           November 30, 1997 (Unaudited) and August 31, 1997 (Audited)

                                     ASSETS
                                                     November 30     August 31
                                                        1997           1997
                                                     -----------    -----------
Current assets:
  Cash and cash equivalents                          $    64,364    $    13,329
  Accounts receivable, net of allowance of $527           29,672         26,273
  Prepaid expenses and other assets                        8,917          9,725
                                                     -----------    -----------
    Total current assets                                 102,953         49,327

Property and equipment, net                              371,983        410,182

Noncurrent assets:
  Investment in Switch Telecommunications Pty Ltd      2,316,165      2,316,165
  Intangibles, net                                        28,472         29,489
  Deposits and other assets                               35,633         35,633
                                                     -----------    -----------
    Total noncurrent assets                            2,380,270      2,381,287
                                                     -----------    -----------
    Total assets                                     $ 2,855,206    $ 2,840,796
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   388,689    $   395,222
  Accrued interest payable                                 2,529          5,248
  Deferred revenue, current portion                       71,428         71,428
  Notes payable, current portion                          63,000        172,071
  Capital leases payable, current portion                 56,119         56,119
                                                     -----------    -----------
    Total current liabilities                            581,765        700,088

Noncurrent liabilities:
  Capital leases payable                                  45,642         53,892
  Deferred revenue                                        57,144         75,001
                                                     -----------    -----------
    Total liabilities                                    684,551        828,981

Stockholders' equity:
  Common stock, par value
  $.001 per share; 50,000,000 shares
  authorized, 15,141,364 and 15,076,807 shares
  issued and outstanding                                  15,141         15,077
Additional paid in capital                             7,520,982      7,024,823
Accumulated deficit                                   (5,365,468)    (5,028,085)
                                                     -----------    -----------
  Total stockholders' equity                           2,170,655      2,011,815
                                                     -----------    -----------
  Total liabilities and stockholders' equity         $ 2,855,206    $ 2,840,796
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 (UNAUDITED)


                                                       1997            1996
                                                   ------------    ------------

Revenues:                                          $     68,887    $      8,399

Cost of sales:
  Direct costs                                           52,570          51,230
                                                   ------------    ------------
Gross profit (loss)                                      16,317         (42,831)

Other costs:
  Development and administrative expenses               208,779         403,375
                                                   ------------    ------------
Loss before other income (expenses)                    (192,462)   $   (446,206)
                                                   ------------    ------------
Other income (expense):
  Interest income                                             2           6,549
  Interest expense                                      (12,811)         (2,300)
  Debt conversion expense                               (92,894)           --
  Depreciation and amortization                         (39,216)        (48,740)
                                                   ------------    ------------
  Total other income (expense)                         (144,919)        (44,491)
                                                   ------------    ------------
Net loss                                           $   (337,381)   $   (490,697)
                                                   ============    ============
Per share data:
  Net loss per share                                      (0.02)          (0.03)
                                                   ============    ============
Weighted average number of shares outstanding        15,112,666      14,114,441
                                                   ============    ============

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 (UNAUDITED)


                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities:
  Net Loss                                         $   (337,381)   $   (490,697)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                          39,216          48,740
  Debt conversion expense                                92,894
  Common stock issued for services and
    accrued interest                                     44,191
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable and
    other current assets                                 (2,591)         14,029
  (Increase) in inventory deposit                          --            (3,422)
  (Decrease) in accounts payable and
    accrued expenses                                     (6,530)        (69,987)
  (Decrease) in accrued interest payable                 (2,720)           --
  (Decrease) in deferred revenue                        (17,857)           --
                                                   ------------    ------------
    Total Adjustments                                   146,603         (10,640)

    Net cash used in operating activities              (190,778)       (501,337)

Cash flows from investing activities:
  Purchase of property and equipment                                     (8,266)
  Decrease in  notes receivable                                           2,797
                                                   ------------    ------------
    Net cash used in investing activities                     0          (5,469)

Cash flows from financing activities:
  Proceeds from notes payable                           250,000
  Payments on capital lease payable                      (8,251)         (4,769)
  Proceeds from common stock issued                          64           5,002
                                                   ------------    ------------
    Net cash provided by financing activities           241,813             233

Net increase (decrease) in cash                          51,035        (506,573)

Cash and cash equivalents, beginning of period           13,329         857,488
                                                   ------------    ------------
Cash and cash equivalents, end of period           $     64,364    $    350,915
                                                   ============    ============

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

     The consolidated financial statements include the accounts of Wavetech, Inc. (the Company), its wholly owned subsidiaries, Interpretel, Inc. (Interpretel) and Telplex International Communications, Inc. (Telplex). All material intercompany balances and transactions have been eliminated.

NOTE 2 - NOTES PAYABLE

     During the three months ended November 30, 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants (the "Warrants") to purchase an aggregate of 40,000 shares of the Company's Common Stock. Each of the Warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants were granted at the fair market value of the Common Stock on the date of the grant. The Notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998 in cash or, at the option of each holder, in a number of shares of the Company's Common Stock equal to the aggregate unpaid principal and accrued interest divided by a price per share equal to the lesser of $0.35 or 80% of the closing bid price on the Nasdaq SmallCap Market on the date of conversion. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 was converted to 577,333 shares of Common Stock. The beneficial conversion feature of $92,894 is charged to expense in the current period.

     On November 30, 1997, the Company converted $165,335 in existing notes payable plus accrued interest of $4,172 to 484,307 shares of Common Stock.

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

Wavetech currently has approximately 300 cardholders active on its system. 8 new customers subscribed during the quarter ended November 30, 1997. Although the Company gained a few new customers several existing customers were lost through attrition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED NOVEMBER 30, 1996

REVENUES. Revenues increased to $68,887 for the three months ended November 30, 1997 from $8,399 for the three months ended November 30, 1996. $39,320 of this increase was related to the resale of international minutes and $17,857 was revenue recognized pursuant to the licensing agreement with Switch.

COSTS. Cost of sales increased to $52,570 for the three-month period ended November 30, 1997 from $51,230 for the three-month period ended November 30, 1996. Costs of sales associated with the resale of international minutes increased $32,009 during the three months ended November 30, 1997. During the three months ended November 30, 1997, commission costs decreased by $22,908 due to expenses incurred for several sales positions in the three months ended November 30, 1996. Call center costs decreased by $6,285 during the three months ended November 30, 1997 due to handling customer service calls in-house instead of using an outsourced call center.

EXPENSES. Expenses decreased to $208,779 for the three-month period ended November 30, 1997 from $403,375 for the three-month period ended November 30, 1996. During the three-month period ended November 30, 1997, payroll and related expenses decreased by $105,536 due to a reduction in workforce within the

Company. Marketing and advertising efforts were cutback resulting in a decrease of $40,208. Travel related expenses decreased by $27,492 due to fewer sales presentations during the three months ended November 30, 1997, and also because higher travel costs were incurred during the three months ended November 30, 1996 to install the Interpretel System purchased by Switch. Investor relations expenses decreased by $17,627 during the three months ended November 30, 1997, due to a Company decision not to attend a major investor relations conference.

Debt conversion costs of $92,894 were recorded during the quarter ended November 30, 1997. This expense relates to the notes payable and accrued interest that were converted at the lesser of $0.35 or 80% of the closing bid price, which was $0.4375. The difference resulted in an increase in expenses which was charged to debt conversion expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $64,364 as of November 30, 1997. The Company borrowed $250,000 during the three months ended November 30, 1997 and $200,000 of this debt along with accrued interest was converted to equity at November 30, 1997. Other loans totaling $169,507 were also converted to equity at November 30, 1997.

As part of the continuing strategy to preserve capital, the Company was aggressively pursuing a number of financing, merger and acquisition opportunities. Once the Company reaches a definitive agreement with a suitable merger partner, it is anticipated that the Company will be able to do an equity placement of its stock for approximately $500,000 to $1,000,000 to fund its ongoing operations. A merger or private placement is expected to be completed within three to four months.

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

At November 30, 1997, an aggregate of $371,574 of the principal amount of the convertible notes, plus accrued interest, were converted into an aggregate of 1,061,640 shares of Common Stock.

The issuance of the Notes and Warrants was deemed exempt from registration under the Securities Act of 1993 pursuant to Section 4(2) thereof. Restrictions have been imposed on the resale of such securities and the share of Common Stock issuable thereunder, including the placement of legends thereon noting such restrictions, and written disclosure of such restrictions were made prior to issuance of the securities.

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

--------------

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