Form 10QSB/A
period 1998-02-28
WAVETECH INTERNATIONAL INC
filed 1998-09-23
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended February 28, 1998.
                                        -----------------

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

The undersigned Registrant hereby amends, in its entirety, its Quarterly Report on Form 10-QSB for the Quarter Ended February 28, 1998, as follows:

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

    Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                                      INDEX

                  WAVETECH INTERNATONAL, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               February 28, 1998 (unaudited) and August 31, 1997
               (audited) . . . . . . . . . . . . . . . . . . . . . . . . .    3

               Condensed Consolidated Statement of Operations -
               Six Months Ended February 28, 1998 and February 28, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    4

               Condensed Consolidated Statements of Operations -
               Three Months Ended February 28, 1998 and February 28, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    5

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended February 28, 1998 and February 28, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    6

               Notes to Condensed Consolidated Financial Statements -
               February 28, 1998 and February 28, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .    8

PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   10

     ITEM 2.   Change in Securities. . . . . . . . . . . . . . . . . . . .   10

     ITEM 3.   Defaults upon Senior Securities . . . . . . . . . . . . . .   10

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . .   10

     ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . .   10

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                FEBRUARY 28, 1998 (UNAUDITED) AND AUGUST 31, 1997

                                     ASSETS
                                                     February 28     August 31
                                                        1998           1997
Current assets:                                      -----------    -----------
  Cash and cash equivalents                          $    46,265    $    13,329
  Accounts receivable, net of allowance of $527           46,237         26,273
  Prepaid expenses and other assets                       10,547          9,725
                                                     -----------    -----------
    Total current assets                                 103,049         49,327

Property and equipment, net                              333,782        410,182

Noncurrent assets:
  Investment in Switch Telecommunications Pty Ltd      2,316,165      2,316,165
  Intangibles, net                                        27,455         29,489
  Deposits and other assets                               80,083         35,633
                                                     -----------    -----------
    Total noncurrent assets                            2,423,703      2,381,287
                                                     -----------    -----------
    Total assets                                     $ 2,860,534    $ 2,840,796
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   457,507    $   395,222
  Accrued interest payable                                 5,355          5,248
  Deferred revenue, current                               71,428         71,428
  Notes payable, current portion                         273,000        172,071
  Capital leases payable, current portion                 56,119         56,119
                                                     -----------    -----------
    Total current liabilities                            863,409        700,088

Noncurrent liabilities:
  Capital leases payable                                  35,624         53,892
  Unearned revenue - license fee                          39,287         75,001
                                                     -----------    -----------
    Total liabilities                                    938,320        828,981

Stockholders' equity:
  Common stock, par value
  $.001 per share; 50,000,000 shares
  authorized, 16,203,095 and 15,076,807 shares
  issued and outstanding                                  16,203         15,077
Additional paid in capital                             7,525,921      7,024,823
Accumulated deficit                                   (5,619,910)    (5,028,085)
                                                     -----------    -----------
  Total stockholders' equity                           1,922,214      2,011,815
                                                     -----------    -----------
  Total liabilities and stockholders' equity         $ 2,860,534    $ 2,840,796
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (UNAUDITED)


                                                       1998            1997
                                                   ------------    ------------

Revenues:                                          $    114,389    $    522,639

Cost of sales:
  Direct costs                                           75,189         515,413
                                                   ------------    ------------
Gross profit (loss)                                      39,200           7,226

Other costs:
  Administrative expenses                               440,816         807,475
                                                   ------------    ------------
Net loss from operations                               (401,616)       (800,249)

Other income (expense):
  Interest income                                            52           8,105
  Interest expense                                      (18,931)         (5,838)
  Debt conversion expense                               (92,894)            --
  Depreciation and amortization                         (78,434)        (97,759)
                                                   ------------    ------------
    Total other income (expense)                       (190,207)        (95,492)
                                                   ------------    ------------
Net loss                                           $   (591,823)   $   (895,741)
                                                   ============    ============
Net loss per share                                        (0.04)          (0.06)
                                                   ============    ============
Net loss per share, assuming dilution                     (0.04)          (0.06)
                                                   ============    ============

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTH PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                  (UNAUDITED)



                                                       1998            1997
                                                   ------------    ------------

Revenues:                                          $     45,502    $    514,240

Cost of sales:
  Direct costs                                           22,619         464,184
                                                   ------------    ------------
Gross profit (loss)                                      22,883          50,056

Other costs:
  Administrative expenses                               232,037         404,377
                                                   ------------    ------------
Net loss from operations                               (209,154)       (354,321)
                                                   ------------    ------------
Other income (expense):
  Interest income                                            50           1,555
  Interest expense                                       (6,121)         (3,538)
  Depreciation and amortization                         (39,217)        (48,740)
                                                   ------------    ------------
  Total other income (expense)                          (45,288)        (50,723)
                                                   ------------    ------------
Net loss                                              $(254,442)      $(405,044)
                                                   ============    ============
Net loss per share                                        (0.02)          (0.03)
                                                   ============    ============
Net loss per share, assuming dilution                     (0.02)          (0.03)
                                                   ============    ============

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 1998 AND 1997 (UNAUDITED)



                                                       1998            1997
                                                   ------------    ------------

Cash flows from operating activities:
  Net Loss                                         $   (591,823)   $   (895,741)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                          78,434          97,759
  Common stock issued for services and accrued
    interest                                             50,196          23,333
  Debt conversion expense                                92,894             --
Changes in assets and liabilities:
  (Increase) in other current assets                    (20,786)        (23,084)
  Decrease in inventory deposit                             --          241,037
  (Increase) in intangibles due to asset purchase
    of Telplex, Inc.                                        --          (25,000)
  Increase in accounts payable and accrued expenses      62,282         160,108
  Increase in accrued interest payable                      107             --
  Decrease in unearned revenue                          (35,714)       (299,985)
                                                   ------------    ------------
    Total Adjustments                                   227,413         174,168
                                                   ------------    ------------
    Net cash used in operating activities              (364,410)       (721,573)

Cash flows from investing activities:
  Purchase of property and equipment                        --          (21,897)
  Increase in other assets                              (44,450)            --
                                                   ------------    ------------
    Net cash used in investing activities               (44,450)        (21,897)

Cash flows from financing activities:
  Proceeds from notes payable                           460,000             --
  Payments on capital lease payable                     (18,268)        (11,703)
  Proceeds from sale of warrants                            --           20,000
  Proceeds from common stock issued                          64             --
                                                   ------------    ------------
    Net cash provided by financing activities           441,796           8,297

Net increase (decrease) in cash                          32,936        (735,173)

Cash and cash equivalents, beginning of period           13,329         857,488
                                                   ------------    ------------
Cash and cash equivalents, end of period           $     46,265    $    122,315
                                                   ============    ============

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month and six-month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1998. For further information, refer to the Company's financial statements for the year ended August 31, 1997 included in its Form 10-KSB, as amended.

     The consolidated financial statements include the accounts of Wavetech International, Inc. (the Company), its wholly owned subsidiaries, Interpretel, Inc. (Interpretel) and Telplex International Communications, Inc. (Telplex). All material intercompany balances and transactions have been eliminated.

NOTE 2 - NOTES PAYABLE

     During the three months ended November 30, 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants (the "Warrants") to purchase an aggregate of 40,000 shares of the Company's Common Stock. Each of the Warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants were granted at the fair market value of the Common Stock on the date of the grant. The Notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998 in cash or, at the option of each holder, in a number of shares of the Company's Common Stock equal to the aggregate unpaid principal and accrued interest divided by a price per share equal to the lesser of $0.35 or 80% of the closing bid price on the Nasdaq SmallCap Market on the date of conversion. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 was converted to 577,333 shares of Common Stock. The beneficial conversion feature of $92,894 was charged to expense.

     On November 30, 1997, the Company converted $165,335 in existing notes payable plus accrued interest of $4,172 to 484,307 shares of Common Stock. The notes accrued interest at 12% per annum.

     In February, 1998, the Company established a $450,000 secured line-of-credit with Imagitel, Inc. to facilitate interim financing needs. The interest rate is 12 percent per annum. Interest and principal are due July 1, 1998. The note is secured by the assets of the Company. As of February 28, 1998, the Company had total borrowings of $210,000 under the line-of-credit.

NOTE 3 - PER SHARE DATA

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," ("SFAS 128") which revises the calculation and presentation of earnings per share. SFAS 128 is effective for Wavetech's second quarter ended February 28, 1998, and retroactive application is required.

     Per share data is based on the weighted average number of shares outstanding throughout the periods. For the three months and six months ended February 28, 1998, earnings per share were calculated with a weighted average number of common shares outstanding of 15,406,797 and 15,276,641 respectively. At February 28, 1998, the Company had in existence 2,320,000 stock options (net of cancelled grants) at exercise prices ranging from $0.375 to $0.81 per share and 3,109,403 common stock warrants at exercise prices ranging from $0.38 to $3.50 per share. At February 28, 1997, the Company had in existence 3,000,000 stock options at exercise prices ranging from $0.66 to $0.81 per share and 2,964,403 common stock warrants at exercise prices ranging from $1.00 to $3.50 per share. Since there is a loss from continuing operations inclusion of options and warrants would have an anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report contains certain "forward-looking" statements, including statements regarding, among other items, consummation of a reorganization by the Company and Imagitel, Inc., and anticipated trends in the Company's business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the need for additional financing, the Company's inability to maintain the inclusion of its Common Stock on the Nasdaq SmallCap Market, failure of the Company's stockholders to approve the contemplated reorganization, intense competition in various aspects of the Company's business, and other factors described herein as well as the Company's reports and other documents filed from time to time with the U.S. Securities and Exchange Commission.

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

     On January 7, 1998, the Company announced that it signed a definitive reorganization agreement with Imagitel, Inc., a privately held company headquartered in Houston, Texas. Following the Reorganization, Wavetech shall continue to exist, but do business under the name "Imagitel" and will continue to offer enhanced telecommunications products and services. Under the terms of the agreement, Imagitel, Inc. shall become a wholly-owned subsidiary of the Company in exchange for all of the outstanding capital stock of Imagitel, Inc. and former shareholders of Imagitel, Inc. will own approximately 82.6 percent of the Company's Common Stock to be outstanding following the reorganization. The merger has already been approved by the Board of Directors of both companies. The agreement, which must be approved by Wavetech's shareholders and is subject to certain adjustments for working capital and funded debt of the companies and other terms, is expected to be completed in the second quarter of 1998.

     Wavetech currently has approximately 300 cardholders active on its system. Eleven new customers subscribed during the quarter ended February 28, 1998. Although the Company gained a few new customers, several existing customers were lost through attrition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO
THREE MONTHS ENDED FEBRUARY 28, 1997

     REVENUES. Revenues decreased to $45,502 for the three months ended February 28, 1998 from $514,240 for the three months ended February 28, 1997. The decrease is due to revenue of $474,160 during the quarter ended February 28, 1997 for the sale of the Interpretel System to Switch Telecommunications Pty Ltd in Australia.

     COSTS. Cost of sales decreased to $22,619 for the three-month period ended February 28, 1998 from $464,184 for the three-month period ended February 28, 1997. $378,009 of the decrease was due to the cost of the Interpretel System hardware and third party software that was sold to Switch in 1997. No direct mail promotions were created and mailed in the three-month period ended February 28, 1998, which resulted in a decrease of $62,190 in marketing and fulfillment expenses.

     EXPENSES. Other costs decreased to $232,037 for the three-month period ended February 28, 1998 from $404,377 for the three-month period ended February 28, 1997. Payroll and related expenses decreased by $118,359. This decrease was due largely to a reduction in the number of persons employed by the Company. This reduction was implemented primarily to reduce the Company's operating expenses, as current programs were not generating significant revenues. Fees paid for legal and other professional services decreased by $28,481. Marketing expenses for general Company collateral decreased by $17,289.

SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO
SIX MONTHS ENDED FEBRUARY 28, 1997

     REVENUES. Total revenues decreased to $114,389 for the six months ended February 28, 1998 from $522,639 for the six months ended February 28, 1997. $474,160 of the decrease was related to revenue in the six month period ended February 28, 1997 for the sale of the Interpretel System to Switch. Revenues from resale of international minutes increased by $25,116.

     COSTS. Cost of sales decreased to $75,189 for the six months ended February 28, 1998 from $515,413 for the six months ended February 28, 1997. $378,009 of the decrease was attributable to the costs associated with the sale of the Interpretel System during the quarter ended February 28, 1997. $67,556 of the decrease was due to development and printing costs for marketing and fulfillment collateral being produced during the six months period ended February 28, 1997. Call center expenses decreased by $6,079 as customer service calls were being answered in-house during the six months ended February 28, 1998, rather than use an outside call center. Costs associated with the resale of international minutes increased by $20,810 during the six months ended February 28, 1998.

     EXPENSES. Expenses decreased to $440,816 for the six months ended February 28, 1998 from $807,475 for the six months ended February 28, 1997. $216,150 was due to a decreased in payroll and related expenses as the Company reduced its workforce during the six-month period ended February 28, 1998. A decrease of $57,497 was related to expenses incurred in the six months ended February 28, 1997 for creating general marketing materials for the Company. Investor relations expenses decreased by $25,062, primarily due to a Company decision not to attend a major investor relations conference during the six months ended February 28, 1998. Travel and related expenses decreased by $20,200 due to less travel for sales presentations. Professional fees decreased by $14,555 due to using fewer outside consulting services during the six months ended February 28, 1998.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On January 5, 1998, the Company executed a definitive reorganization agreement with Imagitel, Inc. Pursuant to such agreement, Imagitel, Inc. will become a wholly-owned subsidiary of the Company and the former shareholders of

Imagitel, Inc. will be issued a number of shares of the Company's Common Stock equal to approximately 84 percent of the total Common Stock to be outstanding following the reorganization. In addition, the Company will change its name to "Imagitel" following the reorganization. The Company intends to solicit approval by its stockholders of the issuance of the shares to be held by the former Imagitel, Inc. shareholders as a result of the reorganization. A vote of the Company's stockholders shall be held at the 1998 Annual Meeting presently scheduled to occur on or about May 18, 1998.

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

Number    Description                                         Method of Filing
------    -----------                                         ----------------

 2        Reorganization Agreement, dated January 5,                  *
          1998, among Wavetech Inc., Wavetech Interim,
          Inc. and Imagitel, Inc.

 3.1      Articles of Incorporation, as originally                    *
          filed with the Nevada Secretary of State on February 19, 1998, and as amended to date.

 3.2      Bylaws of Wavetech International, Inc.                      *

 27       Financial Data Schedule                                     **

--------------

* Incorporated by reference to the like numbered exhibit to the Company's Form 10-QSB for the Quarter Ended February 28, 1998, filed on April 14, 1998
**   Filed herewith

b)   Reports on Form 8-K

     None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the undersigned caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 22, 1998            WAVETECH INTERNATIONAL, INC.




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