Form 10QSB/A
period 1998-05-31
WAVETECH INTERNATIONAL INC
filed 1998-09-23
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1998.
                               ------------

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

The undersigned Registrant hereby amends, in its entirety, its Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 1998, as follows:

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 14, 1998
                                           -------------

              Class                              No. of Shares Outstanding
              -----                              -------------------------

     Common Stock, Par Value $.001                       16,994,887

   Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                                      INDEX

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               May 31, 1998 (unaudited) and August 31, 1997. . . . . . .     3

               Condensed Consolidated Statements of Operations -
               Nine Months Ended May 31, 1998, and May 31, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     4

               Condensed Consolidated Statements of  Operations -
               Three Months Ended May 31, 1998 and May 31, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     5

               Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended May 31, 1998 and May 31, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     6

               Notes to Condensed Consolidated Financial Statements -
               May 31, 1998 and May 31, 1997
               (unaudited) . . . . . . . . . . . . . . . . . . . . . . .     7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .    10


PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .    13

     ITEM 2.   Change in Securities. . . . . . . . . . . . . . . . . . .    13

     ITEM 3.   Defaults upon Senior Securities . . . . . . . . . . . . .    14

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . .    14

     ITEM 5    Other Information . . . . . . . . . . . . . . . . . . . .    14

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .  .   15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MAY 31, 1998 (UNAUDITED) AND AUGUST 31, 1997

                                     ASSETS
                                                        May 31       August 31
                                                         1998           1997
Current assets:                                      -----------    -----------
  Cash and cash equivalents                          $   448,317    $    13,329
  Accounts receivable, net of allowance of $527           38,176         26,273
  Prepaid expenses and other assets                       10,546          9,725
                                                     -----------    -----------
    Total current assets                                 497,039         49,327
Property and equipment, net                              295,582        410,182
Other assets:
  Investment in Switch Telecommunications Pty Ltd      2,316,165      2,316,165
  Intangibles, net                                        26,439         29,489
  Deposits and other assets                               30,083         35,633
                                                     -----------    -----------
    Total other assets                                 2,372,687      2,381,287
                                                     -----------    -----------
    Total assets                                     $ 3,165,308    $ 2,840,796
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   230,742    $   395,222
  Accrued interest payable                                16,667          5,248
  Dividends payable                                        3,900           --
  Deferred revenue, current                               71,428         71,428
  Notes payable, current portion                         393,000        172,071
  Capital leases payable, current portion                 44,455         56,119
                                                     -----------    -----------
    Total current liabilities                            760,192        700,088

Other liabilities:
  Capital leases payable                                  35,624         53,892
  Deferred revenue                                        21,430         75,001
                                                     -----------    -----------
    Total liabilities                                    817,246        828,981

Stockholders' equity:
  Preferred Stock, par value
  $.001 per share; 10,000,000 shares authorized,
  600 shares issued and outstanding                            1
  Common Stock, par value
  $.001 per share; 50,000,000 shares
  authorized, 16,994,887 and 15,076,807 shares
  issued and outstanding                                  16,995         15,077
Additional paid in capital                             8,306,972      7,024,823
Accumulated deficit                                   (5,975,906)    (5,028,085)
                                                     -----------    -----------
  Total stockholders' equity                           2,348,062      2,011,815
                                                     -----------    -----------
  Total liabilities and stockholders' equity         $ 3,165,308    $ 2,840,796
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (UNAUDITED)



                                                         1998           1997
                                                     -----------    -----------

Revenue                                              $   147,360    $   633,693

Cost of sales:
  Direct costs                                            82,144        599,474
                                                     -----------    -----------
Gross profit                                              65,216         34,219

Other costs
  Administrative expenses                                767,266      1,252,423
                                                     -----------    -----------
Net loss from operations                                (702,050)    (1,218,204)

Other income (expense)
  Interest income                                          2,008          8,497
  Interest expense                                       (33,332)       (16,947)
  Dividend expense                                        (3,900)          --
  Debt conversion expense                                (92,894)          --
  Depreciation and amortization expense                 (117,651)      (146,915)
                                                     -----------    -----------
    Total other income (expense)                     $  (245,769)   $  (155,365)
                                                     -----------    -----------
Net loss                                             $  (947,819)   $(1,373,569)
                                                     ===========    ===========
Net loss per share                                   $     (0.06)   $     (0.10)
                                                     ===========    ===========
Net loss per share, assuming dilution                $     (0.06)   $     (0.10)
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (UNAUDITED)



                                                        1998          1997
                                                     ----------    ----------

Revenue                                              $   32,971    $  110,700

Cost of sales:
  Direct costs                                            6,955        84,060
                                                     ----------    ----------
Gross profit                                             26,016        26,640

Other costs
  Administrative expenses                               326,866       445,011
                                                     ----------    ----------
Net loss from operations                               (300,850)     (418,371)

Other income (expense)
  Interest income                                         1,956           391
  Interest expense                                      (14,401)      (11,109)
  Dividend expense                                       (3,900)         --
  Depreciation and amortization expense                 (38,800)      (48,740)
                                                     ----------    ----------
    Total other income (expense)                        (55,145)      (59,458)
                                                     ----------    ----------
Net loss                                             $ (355,995)   $ (477,829)
                                                     ==========    ==========
Net loss per share                                   $    (0.02)   $    (0.03)
                                                     ==========    ==========
Net loss per share, assuming dilution                $    (0.02)   $    (0.03)
                                                     ==========    ==========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTH PERIODS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)



                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
  Net Loss                                           $  (947,821)   $(1,373,569)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                          117,650        146,915
  Common stock issued for services and
    accrued interest                                     166,810         57,500
  Debt conversion expense                                 92,894           --
Changes in assets and liabilities:
  (Increase) in other current assets                     (12,722)       (25,412)
  Decrease in inventory deposit                             --          241,037
  (Increase) in intangibles due to asset
    purchase of Telplex, Inc.                               --          (25,000)
  (Decrease) increase in accounts payable
    and accrued expenses                                (164,480)       271,558
  Increase in accrued interest payable                    11,419           --
  Increase in dividends payable                            3,900           --
  Decrease in unearned revenue                           (53,571)      (135,699)
                                                     -----------    -----------
    Total Adjustments                                    161,900        530,899
                                                     -----------    -----------
    Net cash used in operating activities               (785,921)      (842,670)

Cash flows from investing activities:
  Purchase of property and equipment                        --          (25,238)
  Decrease in other assets                                 5,550           --
                                                     -----------    -----------
    Net cash used in investing activities                  5,550        (25,238)

Cash flows from financing activities:
  Proceeds from notes payable                            580,000         32,071
  (Payments) on capital lease payable                    (29,932)       (20,742)
  Proceeds from sale of warrants                            --           20,000
  Proceeds from exercise of warrants                     135,448           --
  Proceeds from preferred stock issued (net)             527,925           --
  Proceeds from common stock issued                        1,918           --
                                                     -----------    -----------
    Net cash provided by financing activities          1,215,359           (742)
                                                     -----------    -----------
Net increase (decrease) in cash                          434,988       (836,579)

Cash and cash equivalents, beginning of period            13,329        857,488
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   448,317    $    20,909
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balances as of August 31, 1997 were derived from audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1998. For further information, refer to the Company's financial statements for the year ended August 31, 1997 included in its Form 10-KSB, as amended, for such period on file with the U.S. Securities and Exchange Commission.

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

In February, 1998, the Company established a $450,000 secured line-of-credit with Imagitel, Inc. to facilitate interim financing needs. The interest rate is 12 percent. Interest and principal were originally due July 1, 1998. Imagitel has extended the line of credit until the completion of the merger. The note is secured by the assets of the Company. As of May 31, 1998, the Company had total borrowings of $330,000 under the line-of-credit. On July 14, 1998, $150,000 plus accrued interest through June 30, 1998 was paid on the line of credit.

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

During the quarter ended May 31, 1998, the Company offered to all warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.585 per common share. A total of 380,280 out of 784,781 warrants were exercised under this special offer and the balance of 404,501 warrants expired on May 31, 1998. The Company received $222,503 for the warrants. The Company recorded the proceeds from the exercise of warrants as an increase to additional paid-in capital.

NOTE 4 - PER SHARE DATA

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," ("SFAS 128") which revises the calculation and presentation of earnings per share. SFAS 128 is effective for Wavetech's second quarter ended February 28, 1998, and retroactive application is required.

Per share data is based on the weighted average number of shares outstanding throughout the periods. For the three months and nine months ended May 31, 1998, earnings per share were calculated with a weighted average number of Common Shares outstanding of 16,503,928 and 15,674,910 respectively. At May 31, 1998 the Company had in existence 2,320,000 options at an exercise price of $0.375 to $0.81 per share and 2,295,000 Common Stock warrants at an exercise price of $0.38 to $1.75 per share. At May 31, 1997, the Company had in existence 3,400,000 stock options at exercise prices ranging from $0.66 to $0.81 per share and 2,994,403 common stock warrants at exercise prices ranging from $0.91 to $3.50 per share. Since there is a loss from continuing operations, inclusion of options and warrants would have an anti-dilutive effect.

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

Wavetech currently has approximately 300 cardholders active on its system. 14 new customers subscribed during the quarter ended May 31, 1998. Although the Company gained a few new customers, several existing customers were lost through attrition. It is the Company's intention to significantly reduce its overhead expenditures and operational activities until such time as the merger is complete, if ever.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO
THREE MONTHS ENDED MAY 31, 1997

REVENUES. Revenues decreased to $32,971 for the three months ended May 31, 1998 from $110,700 for the three months ended May 31, 1997. Of the $32,971 revenue, $9,000 was from a contractual obligation for development of a customized application. $57,802 of the decrease was due to revenue from the resale of international minutes in the three-month period ended May 31, 1997. During the three months ended May 31, 1998, the Company made a decision to wind down its wholesale business of reselling international long distance minutes in contemplation of its merger with Imagitel. The Company's subsidiary, Telplex International Communications, Inc., is currently licensed to resell international long distance service and intends to seek licenses to commence the resale of domestic long distance service following the reorganization, however, there can be no assurances in this regard. In addition, Telplex will have to be certified for inter and intra state licenses in each state prior to commencing the resale of domestic long distance services.

During the quarter ended May 31, 1998, the Company did not receive the licensing fee of $150,000 that was due from Switch in May. However, effective June 30, 1998, an agreement was reached between the Company and Switch terminating the license agreement. Switch agreed to pay the Company $150,000 in consideration of the termination of the agreement. The payment was received on July 10, 1998.

COSTS. Cost of sales decreased to $6,955 for the three months ended May 31, 1998 from $84,060 for the three months ended May 31, 1997. $49,000 of the decrease was due to the costs associated with the resale of international minutes during the three months ended May 31, 1997. $28,000 of the decrease was directly related to lower costs associated with the lower revenues for calling card services, such as long distance and news services.

EXPENSES. Expenses decreased to $326,866 for the three months ended May 31, 1998 from $445,011 for the three months ended May 31, 1997. A decrease in payroll and related expenses accounted for $75,570 due to a reduction in the workforce during the three months ended May 31, 1998. Investor relations expenses decreased by $28,566 as costs for the annual meeting were incurred during the three months ended May 31, 1997. Platform services and fees decreased by $14,488 due to renegotiations of costs. Most of the expenses during the quarter have been related to the cost of the proposed merger with Imagitel, Inc.

NINE MONTHS ENDED MAY 31, 1998 COMPARED TO
NINE MONTHS ENDED MAY 31, 1997

REVENUES. Total revenues decreased to $147,360 for the nine months ended May 31, 1998 from $633,693 for the nine months ended May 31, 1997. The decrease was due to $474,160 of revenues from the sale of the Interpretel System to Switch in 1997. Of the $147,360 revenue total, $60,151 represented the resale of international minutes during the nine months ended May 31, 1998.

COSTS. Total cost of sales decreased to $82,144 for the nine months ended May 31, 1998 from $599,474 for the nine months ended May 31, 1997. The largest decrease in cost of sales was $378,009 for costs related to the sale of the Interpretel System to Switch during the nine months ended May 31, 1997. During the nine months ended May 31, 1998, the Company was not implementing any new direct mail marketing initiatives, so marketing and fulfillment costs decreased by $69,153 over the same period in 1997. A decrease of $33,077 was due to lower costs for calling card services, such as long distance and news services, due to lower revenues of those services. Costs associated with the resale of international minutes decreased by $27,966 during the three months ended May 31, 1998.

EXPENSES. Expenses decreased to $767,266 for the nine months ended May 31, 1998 from $1,252,423 for the same period in 1997. Payroll and related expenses decreased by $291,719 due to a reduction in the workforce during the nine months ended May 31, 1998 compared to the same period in 1997. Investor relations expenses decreased by $53,628, primarily due to annual meeting and conference expenses during the nine months ended May 31, 1997. Development of general Company marketing collateral was completed in 1997, thereby resulting in a $48,661 decrease in the nine months ended May 31, 1998. Travel and related expenses decreased by $34,734, due to fewer sales presentations during the nine months ended May 31, 1998, and also travel expenses to install the Interpretel System for Switch were incurred during the nine months ended May 31, 1997. Platform services and fees decreased by $18,414 due to renegotiations of costs. Legal and other professional fees increased by $21,191 during the nine months ended May 31, 1998, due to costs associated with the proposed merger with Imagitel. The Company expects its costs and expenses to increase in the future when, if ever, it has adequate resources to implement its business and growth strategy.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Company had cash of $448,317. The Company has financed its operations through private placements of equity, borrowings of debt and cash from warrant holders who exercised their warrants. The Company received $222,503 in cash from warrant holders exercising their warrants. During the quarter ended May 31, 1998, the Company issued 600 shares of its Series A Convertible Preferred Stock in a private placement. The net proceeds to the Company from the sale were approximately $528,000, some of which the Company applied toward miscellaneous trade payables.

The Company has a $450,000 working line of credit from Imagitel of which $120,000 was available as of June 30, 1998. Borrowings under the line of credit accrue interest at a rate of 12% per annum and repayment thereof is secured by a first priority lien upon all of the assets of the Company and its subsidiary, Interpretel, Inc. The line of credit was originally due July 1, 1998, however, Imagitel has extended the line of credit until the completion of the merger. On July 14, 1998, the Company repaid $150,000 plus the accrued interest.

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

As part of the strategy to preserve capital, the Company was aggressively pursuing a number of financing opportunities. As part of the strategy to reduce overhead costs, the Company sublet a portion of its office space and the tenants moved in June of 1998.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1996.

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

In May 1998, 380,280 outstanding warrants to purchase shares of the Company's Common Stock were exercised at a price of $0.585 per share. 380,280 shares of Common Stock were issued and the Company received gross proceeds of $222,503 upon payment of the applicable warrant exercise prices. All of these warrants were exercised pursuant to an offer by the Company to exercise the warrants at a reduced price of $0.585 per share. Prior to such offer, the warrants had an exercise price of $1.00 per share. All of the warrants expired as of the close of business on May 31, 1998. All of the warrants and the underlying shares of Common Stock issued upon exercise thereof were sold to "accredited investors" (as defined in Rule 501 under the Act) or other sophisticated investors in a private offering without registration under the Act in reliance upon Regulation D promulgated under the Act. All of the shares of Common Stock issued upon exercise of the warrants are "restricted securities" (as defined in Rule 144 under the Act).

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

The voting results as to the foregoing matter were as follows:

                          Votes      Votes      Votes                  Brokers
      Proposal             For      Against    Withheld   Abstentions  Non-Votes
--------------------   ----------   -------    --------   -----------  ---------
Effect a one-for-six
stock split            13,381,084   333,632       0         79,250         0


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

On January 6, 1998, the Company executed a Reorganization Agreement with Imagitel, Inc., (the "Reorganization Agreement"), pursuant to which the former shareholders of Imagitel, Inc. will be issued a number of shares of the Company's authorized Common Stock representing a majority of the Common Stock to be outstanding following the reorganization (the "Merger Shares") in consideration of all of the outstanding shares of Imagitel, Inc. being transferred to the Company. On June 15, 1998, the Company and Imagitel amended the Reorganization Agreement to require the Company to issue 32.99 shares of its Common Stock in exchange for each share of Imagitel, Inc. common stock outstanding immediately prior to the reorganization and to limit the maximum number of Merger Shares issuable to no more than 7,922,861. The Company intends to solicit approval of the issuance of the Merger Shares by its shareholders at the 1998 Annual Meeting, presently anticipated to occur in September 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
                                                                       Method of
    Number    Description                                               Filing
    ------    -----------                                              ---------

      3       Certificate of Designation, dated April 22, 1998,            *
              setting forth the rights, preferences and privileges of the Series A Preferred Convertible Stock.

     10.1     Addendum No. 1 dated as of June 15, 1998,                    *
              Reorganization Agreement, dated January 6, 1998, among the registrant, Imagitel, Inc. and Wavetech
              Interim, Inc.

     10.2     Form of Subscription Agreement for the sales of              *
              shares of Series A Convertible Preferred Stock by the registrant

     10.3     Promissory Note and Loan Agreement dated February 9,         *
              1998, between the registrant, Interpretel, Inc.
              and Imagitel, Inc.

     27       Financial Data Schedule                                      **

--------------

* Incorporated by reference to the like numbered exhibit to the Company's Form 10-QSB for the Quarter Ended May 31, 1998, filed July 15, 1998

**   Filed herewith

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