Form 10KSB
period 1998-08-31
WAVETECH INTERNATIONAL INC
filed 1998-11-30
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

                         COMMISSION FILE NUMBER: 0-15482

                          WAVETECH INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

                Nevada                                    86-0916826
     ---------------------------------------------------------------------
     (State or other jurisdiction                        (IRS Employer
           of incorporation)                         Identification Number)

                       5210 E. Williams Circle, Suite 200
                              Tucson, Arizona 85711
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (520) 750-9093
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

              Securities registered under Section 12(g) of the Act:

                                                 Name of each exchange on
        Title of Each Class                          which registered

               None                                       None
     ---------------------------------------------------------------------

              Securities registered under Section 12(b) of the Act:

                          Common Stock $.001 Par Value
                          ----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $157,838.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 23, 1998 was approximately $8,610,837 based on the average bid and asked prices for such Common Stock as reported on the Nasdaq SmallCap Market.

     The number of shares of Common Stock outstanding as of November 23, 1998 was 17,151,137.

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

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH ARE FOWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING A PROPOSED MERGER OR THE FUTURE FINANCIAL PERFORMANCE OF WAVETECH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISK INCLUDED IN THE REPORTS FILED BY WAVETECH WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WAVETECH IS NOT UNDERTAKING ANY OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

(A)  BUSINESS DEVELOPMENT

COMPANY PROFILE

     Wavetech International, Inc. (hereinafter referred to as the "Company" or "Wavetech") was incorporated in the State of New Jersey on July 10, 1986 under the name "Wavetech, Inc." In February 1998, the Company reincorporated in the state of Nevada. The Company became subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") by filing and registering with the Securities and Exchange Commission a Form S-18 under the Securities Act of 1933; 400,000 units, each unit consisting of three shares of Common Stock and one Class A and one Class B redeemable Common Stock purchase warrant. Its Registration Statement became effective on February 11, 1987. A total of 400,000 units were sold at the offering price of $6.75 per unit for gross total proceeds of $2,700,000. The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "ITEL."

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

     INTERPRETEL, INC. On March 8, 1995, Wavetech, Inc. ("Wavetech") entered into an agreement with Interpretel, Inc. ("Interpretel") pursuant to which Wavetech agreed to issue 6,000,000 shares of its Common Stock in exchange for 100% of the outstanding 1,532,140 shares of Common Stock of Interpretel. The transaction resulted in the former shareholders of Interpretel owning approximately 80% of the outstanding shares of Wavetech. The Acquisition agreement also provides that during the three-year period following the March 8, 1995 closing, former shareholders of Interpretel are entitled to receive an additional 7,500,000 Common Shares of Wavetech through an "earn-out" based upon before tax net profit. During the two-year period following closing, former shareholders of Interpretel could earn up to 3,750,000 Common Shares of Wavetech for every $0.50 net profit before taxes, and an additional 3,750,000 Common Shares of Wavetech for every $1.00 of cumulative total net profit before taxes. During the third year following closing, any shares not previously issued pursuant to this agreement can be earned at $1.50 net profit before taxes per share. To date, no additional shares have been issued pursuant to the "earn out."

     Interpretel is a facilities-based telecommunication company using an advanced computer telephony platform to deliver enhanced calling card services. Incorporated in the state of Arizona in September of 1993, the Company was formed to create a simple calling card product featuring direct access to over-the-phone language interpreters with services provided by AT&T Language Line. Employing a digital computer/telephony integrated platform (switch) as a back-bone, the company's products and services have evolved significantly to capitalize on features and capabilities of the system. The Company now focuses on highly customized and branded, enhanced calling cards, virtual office and interactive marketing applications. Since its inception, Interpretel has focused on creating an infrastructure to support product development, administration, sales, marketing, and customer support.

     Following the acquisition of Interpretel by Wavetech, the former principals of Interpretel were elected to serve as the management for the newly-structured corporation.

     INTERPRETEL (CANADA) INC. On March 10, 1995, Interpretel (Canada) Inc. was incorporated under the laws of the Province of Ontario as a wholly owned subsidiary of Interpretel, Inc. It was formed to secure a long distance reseller's registration and license in that country through the Canadian Radio and Television Commission (CRTC), which is the Canadian equivalent of the FCC. This reseller's license qualifies Interpretel (Canada) Inc. to operate as a reseller of long distance services and secure contracts with Canadian corporations and organizations as a Canadian entity. Interpretel (Canada) Inc. is essentially a sales and customer service operation.

     TELPLEX INTERNATIONAL COMMUNICATIONS, INC. On January 1, 1997, the Company acquired certain intangible assets of Telplex, Inc., an Arizona corporation, in exchange for $25,000 in cash. These assets, which consisted primarily of goodwill, an international long distance wholesaler's license, a few customer contracts for the resale of switchless international long distance numbers, as well as a non-compete agreement from the owner of Telplex, Inc., were acquired by the Company through its new wholly-owned subsidiary Telplex International Communications, Inc. ("Telplex"). The Company did not assume any of the liabilities of Telplex, Inc. Subsequent to February 28, 1998, the Company had no revenues from Telplex International Communications, Inc. The Company no longer had the sales and billing support staff to accommodate the international long distance wholesale business.

(B)  BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

     The Company conducts most of its operations through its wholly-owned subsidiary, Interpretel. Interpretel is a facilities-based telecommunication company using an advanced computer telephony platform to deliver enhanced calling card services. The Company's products are highly customized and branded for specific distributor applications and feature a single point of access, via any touch-tone telephone, to a suite of information and communication services.

     Sample services include worldwide direct calling, instant conference calling, over-the-phone language interpretation supporting over 100 languages, fax-based language translation, news, weather and sports headlines, integrated voice and fax mail, integration with customer call centers; and in Canada, Dun & Bradstreet Express business services, and legal consultations and referrals. All services are billed on a post-pay basis directly to the subscriber, usually via a credit card.

     Positioned as an added-value service, principal benefits to distributors include cost-effective information distribution, and interactive marketing and promotion capability. The product also becomes a customer retention vehicle and new profit center.

     Since  its  inception,   Interpretel  has  focused   primarily  on  product
specifications, proprietary application software (including call-processing, billing, membership and customer service database software), execution of vendor contracts, development of corporate infrastructure (including customer service, sales and marketing divisions, regional sales staff), design and printing of product and marketing brochures, and strategic planning for international business development. The Company's software packages are integrated into a state-of-the-art communications system creating a platform network that can be easily duplicated in other locations.

     Interpretel has been issued a tariff, bearing F.C.C. Tariff No. 2, filed in compliance with the requirements of the Communication Act of 1934, as amended, with the Federal Communications Commission.

     Interpretel has a staff of five employees of which four are employed on a full-time basis. Wavetech has no employees. The Company currently has operations underway in the United States and Canada.

FEATURES AND CAPABILITIES OF THE COMPANY'S INTERACTIVE SYSTEM

     The Company's call-processing architecture is a UNIX-based multi-tasking digital call-processing system integrated with a Tandem database server, which provides the ability to manage a wide range of diverse applications on a single platform. The Company's computer telephony integration technology is modularly designed and can support virtually limitless expansion and capacity. The system offers direct connectivity with the public telephone network via MCI and it is also networked remotely for customer service and database management.

     The Company's database management system is currently administered from its corporate offices in Tucson, Arizona, with the call processing platforms located in Lincoln, Nebraska. In 1996 the Company sold an Interpretel System, consisting of hardware and various call processing and billing software programs, to a subsidiary of Tech Pacific Holdings Pty Limited in Sydney, Australia.

     The Company currently offers the following programs:

     1. THE INTERPRETEL TRAVELER CARD. Designed for worldwide business and travel use, this application offers voice and fax mail with pager notification; over-the-phone language interpretation; fax-based document translation; 12-way conference calling; news and sports headlines; and access to domestic and international calling card long distance service. Line charges are billed to the subscriber's credit card of choice. The Company has distributed this program by bundling it with other third party membership packages, where the demographics of the membership base include frequent and/or regular travel. The Company has also promoted this product through direct mail marketing.

     2. THE AFFINITY CARD PROGRAM. Building on the Interpretel Card, this program allows a company to customize and brand Interpretel's communication services, as well as integrate present or new services into an automated telephone application. The Company currently has Affinity Card programs with Diners Club International and Delta Hotels & Resorts. The Affinity Card Program has historically constituted the cornerstone of the Company's marketing and sales initiatives.

     3. THE VIRTUAL OFFICE PROGRAM. Built as a customized "affinity" product and featuring many of the same services as the Interpretel Traveler Card, this product is positioned for the Small Office/Home Office (SOHO) market and uses a private '888' number for access. Unique to this program is a "follow-me" function which dials and searches multiple phone numbers to locate the subscriber.

     4. THE INTERACTIVE MARKETING PROGRAM. The Company's advanced call-processing system can be used for non-card based applications, including interactive voice response, fax-backs, surveys/polling and meet-me conferencing systems. The modular call-processing architecture allows easy creation of applications with virtually no limit. If the Company is able to develop greater, stronger sales and marketing infrastructure and resources, this program will receive greater attention in the future.

     To date, the Company has been unable to generate significant revenues from its Interpretel program offerings. However, to the extent that it has received such revenues, they have been almost entirely from the Interpretel Traveler Card.

STRATEGIES FOR THE FUTURE

     The Company's management and Board of Directors believe that the Company has strong relationships and contracts with major companies and also has product offerings that can easily be customized and expanded to meet a variety of business and individual needs. However, the Company lacks the resources needed to properly market these products and services and thereby achieve high distribution and usage, which would generate revenues. Early in fiscal 1998, the Board of Directors instructed the Company's management to seek out a potential business combination for the Company. The Board determined that a business combination presented a greater opportunity to rapidly promote its products than commercial or other financing. In addition, the Board believed that any financing that would be available to the Company would be so on terms that were unattractive. As a result of these considerations, in January 1998, the Company executed a Reorganization Agreement with Imagitel, Inc. However, in August 1998, the Reorganization Agreement was terminated because the Company determined it was no longer in the best interests of its shareholders due to certain material adverse changes in Imagitel's business since execution of that Agreement. Promptly following termination of the Imagitel agreement, the Company reviewed dozens of potential merger and acquisition candidates. After considering the relative risks and merits of the opportunities which it reviewed, on November 6, 1998, the Company signed a Merger Agreement with DCI Telecommunications, Inc. (OTCBB:DCTC) ("DCI"), an international provider of telephone and other services, including long distance, prepaid telephone cards and Internet services. DCI has an extensive distribution network throughout North America, Europe and the Far East. DCI owns telephone switching facilities in Canada, the United Kingdom, Spain and Denmark and has 12 operating facilities serving customers in eight countries. The Company expects the Merger to combine the strengths of both companies and to create an international carrier with enhanced services and call management switching equipment in the U.S., Canada and Europe. The Merger is anticipated to provide the support the Company needs to successfully market its product through its current and future contracts. The Merger is subject to a number of conditions and there can be no assurance, however, when or if the Merger will be completed.

     If the Merger is completed, it will result in a change of control of the Company, with DCI's shareholders holding in excess of 85% of the outstanding Common Stock and a new slate of executive officers and directors. As a result, the strategy for developing and marketing the Company's products will be directed by this new management. In the interim, the Company has pursued the promotion of its products through the following methods: select advertising in travel-related publications for the Interpretel Traveler Card designed to increase the number of subscribers of the Company's basic product. In addition, the Company is also working with current clients to revise existing programs in order to increase distribution and usage of the services. The Company is preserving its capital pending the completion of the Merger, if ever.

COMPETITION

     Wavetech's strategy is to gain a competitive advantage by being among the first companies to offer single point of access for enhanced information and communication services, being an innovator in the enhanced communications service market and offering unique and innovative services to its subscribers. The Company seeks to capitalize on strategic relationships with DinersClub/enRoute, ShipTel, Delta Hotels & Resorts, among others, to build its subscriber base and to maintain and increase subscriber loyalty. The Company believes that the principal competitive factors affecting the market for enhanced communications services are price, quality of service, reliability of service, degree of service integration, ease of use and service features. The Company believes it can compete in those areas. However, to date, the Company has lacked the resources necessary to introduce its products and services to a significant number of customers.

     The market for the  Company's  services is intensely  competitive,  rapidly evolving  and  subject  to  rapid  technological  change.  The  Company  expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources. Although the Company is aware of several companies that are marketing enhanced calling cards, it is not aware of any major competitor that is providing enhanced communication services identical to the services marketed by the Company. The Company believes that existing competitors are likely to expand their service offerings and that new competitors are likely to enter the enhanced communication market and attempt to integrate such services, resulting in greater competition for the Company. Such competition could materially adversely affect the Company's business, financial condition and results of operations.

     The Company attempts to differentiate itself from its competition by offering an integrated suite of information and communications services that are customized and branded for each client. A number of other providers currently offer each of the individual services and a certain combination of the services offered by the Company. The Company's worldwide long distance services and features, such as conference calling, compete with services provided by companies such as AT&T Corporation ("AT&T"), MCI WorldCom, Inc. ("MCI") and Sprint Communications Company ("Sprint") as well as smaller interexchange long distance carriers. The Company's voice mail services compete with voice mail services provided by certain regional bell operating companies ("RBOCs") and other service bureaus as well as by equipment manufacturers, such as Octel Communications Corporation ("Octel"), NorthernTelecom, Inc. (Nortel), and Siemens Business Communications Systems, Inc. ("Siemens"), among others.

     The Company may introduce enhancements to its existing services in the future. Such services are likely to compete with services offered by other companies, many of which have greater marketing, financial and other resources than the Company. The Company also expects that other parties will develop and implement information and telecommunications service platforms similar to that of the Company, thereby increasing competition for the Company's existing services.

     In addition, the Telecommunications Act of 1996 (the "1996 Act") allows the RBOC's to immediately provide long distance telephone services between Local Access and Transport Areas ("LATAs") located outside of their local service territories, which will likely significantly increase competition for long distance services. The 1996 Act also grants the Federal Communications
Commission (the "FCC") the authority to deregulate certain aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of personal communications services by regulated entities, including the RBOCs, in competition with the Company.

     The Company expects that information and telecommunication services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the right, contractually or otherwise, to prevent its subscribers from using competing products and the Company's subscribers may generally terminate their services with the Company at will. In addition, consumer demand for particular telecommunications products may be adversely affected by the increasing number of competitive products from which to choose, making it difficult to predict the Company's future success in producing personal telecommunications products for the retail market.

DEPENDENCE ON PRINCIPAL SUPPLIERS

     The Company currently maintains four UNIX-based multi-tasking call processing platforms integrated with a Tandem database server located in Lincoln, Nebraska. The Company's network service operations are dependent on Interact, Inc., who on a contractual basis with the Company, is providing a facility, technical support, repair, maintenance, use of the Tandem database server and access to the public network through an MCI DS-3 connection. In the event that the Company chooses not to rely on Interact, or Interact ceases business, the Company is developing contingency plans for relocating the call processing operations to another facility with minimal interruption of service.

     In the event that an alternative supplier of call processing systems is required, the Company has investigated the availability of alternative providers and has identified several telecommunication equipment manufacturers and software vendors whose systems could provide the equivalent level of service as offered by Interact, Inc. However, the Company does not have any commitments from such alternative suppliers. There can be no assurances that alternative suppliers will be able to provide services to the Company when needed and, if available, will be on terms favorable to the Company.

     The Company does not own a transmission network and, accordingly, depends on MCI for transmission of its subscribers' long distance calls. For the year ended August 31, 1998, MCI was responsible for carrying traffic representing approximately 100% of the minutes of long distance transmission billed to the Company. Further, the Company is dependent upon local exchange carriers for call origination and termination. If there is an outage affecting the Company's terminating carriers, the Company's call processing platform may not complete a call. The Company has not experienced significant losses in the past because of interruptions of service at terminating carriers, but no assurance can be made in this regard with respect to the future integrity of such carriers.

GOVERNMENT REGULATION

     The Company is subject to regulation by the FCC and by various state public service and public utility commissions. Federal and state regulations and regulatory trends have had, and may have in the future, both positive and negative effects on the Company and on the information and telecommunications service industries as a whole. FCC policy currently requires interexchange carriers to provide resale of the use of their transmission facilities. The FCC also requires local exchange carriers to provide all interexchange carriers with equal access to the origination and termination of calls. If either or both of these requirements were removed, the Company would be adversely affected.

     In order to provide intrastate long distance service, the Company is required to obtain certification to provide telecommunications service from the public service or pubic utility commissions of each state, or to register or be found exempt from registration by such commissions. The Company has not yet made any filings or taken any actions to become certified or tariffed to provide intrastate card services to customers throughout the United States. To date, the Company has not been denied any licenses or tariffs.

     TARIFFS AND DETARIFFING. The Company is classified by the FCC as a non-dominant carrier for its domestic interstate and international long distance services. Common carriers that provide domestic interstate and international telecommunications services must maintain tariffs on file with the FCC describing rates, terms and conditions of service. While the tariffs of non-dominant carriers, such as the Company, are subject to FCC review, they are presumed to be lawful upon filing with the FCC. In October 1996, the FCC issued an order detariffing long distance service which prohibited non-dominant long distance carriers from filing tariffs for domestic, interstate, long distance services in the future. The FCC's scheduled detariffing rules were to become effective September 22, 1997. The detariffing rules were appealed by several parties, and in February 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary stay preventing the rules from taking effect pending judicial review. This stay is still in effect and the Company is unable to predict what impact the outcome of the FCC's detariffing proceeding will have on the Company.

     UNIVERSAL SERVICE REFORM. On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. For example, the FCC established new subsidies for schools and libraries with an annual cap of $2.5 billion and for rural health care providers with an annual cap of $400 million. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for the federal programs. The Company's contribution to the federal subsidy funds will be based on their share of total interstate (including certain international) telecommunications services and on certain defined telecommunications and user revenues. Several parties have appealed the May 8, 1997 order, and those appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. No assurance can be given that the FCC's universal service order will not have a material adverse effect on the Company's business, financial condition and results of operations.

     PAYPHONE COMPENSATION. In September 1996, the FCC issued an order adopting rules to implement the 1996 Act's requirements establishing "a per call compensation plan to ensure all payphone service providers are fairly compensated for each and every completed call using their payphone." This order included a specific fee to be paid to each payphone service provider by long distance carriers and intra-LATA toll providers (including LECs) on all "dial around" calls, including debit card and calling card calls. In decisions released on July 1, 1997, and September 16, 1997, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded some of the FCC rules for the implementation plan. In response to these decisions, on October 7, 1997, the FCC issued a second order, revising the per-call compensation amount to be paid to payphone service providers. Specifically, the FCC decreased the compensation amount to $0.284 per call. This compensation amount will remain in effect until October 6, 1999, when a market-based rate will become effective. The Company pays these charges through its long distance carrier MCI. Payphone compensation charges appear on the Company's MCI phone bills which are paid when due. Although the Company incurs additional costs to receive "dial around" calls that originate from payphones, to date, the Company has not passed this cost on to its customers.

RESEARCH AND DEVELOPMENT

     The Company has not spent any capital during each of the last two fiscal years on research and development activities.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases its office and administrative space at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711. The lease expires November 30, 2001, and requires the Company to make payments thereunder in an average amount of approximately $8,400 per month over the term of the lease. Effective May 13, 1998, the Company began to sublet approximately 2,000 square feet for $3,000 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

     On March 14, 1996, Steven A. Ezell ("Ezell"), a former officer of the Company, sued the Company and two of its current officers and directors in the Superior Court of the State of Arizona in an action titled EZELL VS. WAVETECH, INC., GERALD I. QUINN AND TERENCE E. BELSHAM. The Complaint alleges that the Company breached its employment contract with Ezell and that Messrs. Quinn and Belsham tortiously interfered with Ezell's employment contract with the Company. The complaint seeks unspecified compensatory damages, including costs and attorney's fees. The Company believes Ezell's claims have no merit and intends to vigorously defend this action. A trial date is scheduled for January 26, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq SmallCap Market. The high and low bid prices of the Company's Common Stock as reported by Nasdaq from September 1, 1996 through August 31, 1998 by fiscal quarters (i.e. 1st Quarter = September 1 through November 30) were as follows:

                  1st Qtr          2nd Qtr         3rd Qtr         4th Qtr
                ------------     ------------    -----------     -----------
                High     Low     High     Low    High    Low     High    Low
                ----     ---     ----     ---    ----    ---     ----    ---
1997:
----
Common Stock   1-1/16   17/32   1-1/32    1/4    15/16   11/32    3/4    5/16

1998:
----
Common Stock    19/32    3/8     15/32   13/32   11/16    9/16   23/32   7/32


     The bid and the asked price of the Company's Common Stock on November 23, 1998 were 19/32 and 17/32, respectively.

     As of November 23, 1998, the Company had 165 shareholders of record of its Common Stock. As of June 24, 1998, the Company had 2,240 shareholders that beneficially own the stock in the name of various brokers.

     The Company has never declared any cash dividends and currently plans to retain additional revenues, if any, for its business operations.

     NASDAQ DELISTING. The Company has been notified by Nasdaq that it is currently not in compliance with the $1.00 minimum bid price requirement. Wavetech appealed Nasdaq's decision to delist its Common Stock for failure to meet this requirement at a hearing in November 1998. However, an unfavorable outcome of such hearing or the failure to satisfy one or more of the other maintenance requirements of Nasdaq could result in the Company's securities being delisted from Nasdaq. Even if Wavetech's appeal is successful, Nasdaq will need to approve the listing of the shares of Wavetech Common Stock to be issued as a result of the proposed merger with DCI. If Wavetech Common Stock is delisted for any of the results discussed above, the result would be that the Company's securities would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau Incorporated. As a consequence of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's securities. Among other consequences, delisting from Nasdaq may cause a decline in the stock price, the loss of news coverage about the Company and difficulty in obtaining future financing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

     The Company's business consists of operating, marketing, selling and customizing interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and special purpose groups. During 1995 and 1994, the Company's operations focused primarily on the development of the infrastructure for its call processing and data management systems. Operations in the U.S. and Canada commenced on a limited basis in 1996. During the fiscal year 1997, the Company sold an Interpretel System, consisting of certain hardware and proprietary software to Switch Telecommunications Pty Ltd. of Australia and installed this system on site.

     During 1998, the Company spent the majority of its management's time and other resources working to complete a merger with Imagitel, Inc. On January 6, 1998, the Company executed a definitive reorganization agreement with Imagitel, Inc. After that date, the Company did not implement new solicitation and marketing initiatives for its services in an attempt to conserve capital and resources pending completion of the Merger. On August 24, 1998, the Board of Directors of Wavetech and Imagitel each determined that the Reorganization Agreement should be terminated due to an unanticipated decline in Imagitel's revenues and the uncertainty about Imagitel's future revenues.

     On June 30, 1998, an agreement was reached between the Company and Switch which terminated an existing license agreement and any future obligations thereunder. Consideration of $150,000 was received in connection with this agreement. The license agreement would have entitled Wavetech to receive license fees equal to 2% of gross revenues generated by use of the licensed technology upon Switch activating a minimum of 15,000 cards. However, Switch and Wavetech were unable to mutually agree upon the calculation of such revenues. Also on June 30, 1998, an agreement was reached between the Company and Switch which set forth the terms and conditions of a put option for the shares of common stock of Switch which the Company acquired in August 1996. The option established a sale price of $2,100,000 and had a term of one year. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch and receiving $2,100,000 in proceeds.

     On November 6, 1998, the Company signed a Merger Agreement with DCI to create an international carrier with enhanced services and call management switch equipment able to provide services in the U.S., Canada, Europe, and the Far East.

     The Company continues to support its current subscribers and to acquire new subscribers through its ongoing programs. The Company acquired 72 new subscribers during the year and as of August 31, 1998 had a total of 307 subscribers on its system. As of November 23, 1998, the Company had a total of 277 subscribers on its system.

     REVENUES. Revenues decreased to $157,838 in 1998 from $719,142 in 1997. Of this decrease, $474,106 was attributable to the extraordinary revenues received from the sale of an Interpretel System to Switch Telecommunications Pty Ltd. in Australia in 1997. An additional decrease of $89,000 was from lowered revenues due to less minutes sold for the resale of international long distance minutes. The $157,838 in revenues during fiscal year 1998 includes $60,151 in resale of international long distance minutes, $24,687 in enhanced calling card services, $12,000 in application generation fees, and $59,523 for revenue recognized pursuant to a licensing agreement with Switch.

     COST OF SALES. Costs of sales decreased to $85,082 in 1998 from $679,930 in 1997. Of the decrease, $378,009 is from previous year costs to purchase hardware and software components to duplicate an Interpretel System for the sale to Switch in 1997. A decrease of $76,637 was for costs associated with the resale of international long distance minutes due to less minutes sold. A decrease of $69,168 was attributable to reduced marketing and fulfillment costs associated with a direct mail marketing campaign initiated in 1997. Due to lower revenues for enhanced calling card services the Company had lower associated costs such as long distance and interpretation services resulting in an additional decrease of $58,151. Reduction in the number of T-1 telephone lines and software maintenance resulted in a decrease of $8,662.

     The $85,082 in costs of sales for fiscal year 1998 included $49,129 in costs to resell international long distance minutes; $15,662 for costs associated with providing enhanced calling card services; $19,427 for T-1 lines and software maintenance; and $864 in commissions to clients distributing the Interpretel Card service to its membership.

     GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses decreased to $785,171 in 1998 from $1,584,747 in 1997. A reduction of the Company's workforce resulted in a decrease of $353,786 in payroll related expenses. Investor relations expenses decreased by $66,243 due to higher fees paid to an investment relations firm in 1997 and also costs associated with the 1997 annual meeting. Renegotiation of the fees paid by the Company for platform services and support resulted in an additional decrease of $63,765. During 1997, the Company incurred expenses in compensating certain vendors for creating and printing general Company marketing materials. In 1998, the Company did not create or print any additional marketing materials, which resulted in a decrease of $48,661 in 1998 for general marketing and advertising expenses. Travel expenses decreased in 1998 by $28,701. General legal and professional fees decreased by $127,862 due to reclassifying costs associated with the proposed, but terminated, Merger from "General and Administrative Expenses" into "Other Expenses -- Costs incurred in connection with the Merger." See "Costs incurred in connection with Merger" below for details on these costs.

     The $785,171 of operating expenses includes $280,373 in payroll and related expenses; $94,369 in rent; $78,107 for platform services and support; $63,996 in general legal expenses; $62,482 for investor relations expenses; $40,421 in accounting fees and other professional fees; $34,010 for licenses and fees to Nasdaq and to the Company's transfer agent; $22,941 for outside services, primarily for EDGARizing filings for the Securities and Exchange Commission and expenses related to solicitation of proxies in connection with the 1998 Special Meeting; and $18,646 in travel related expenses, and $17,347 in operating lease expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $156,965 for fiscal year 1998 from $211,786 for fiscal year 1997. The Company purchased one computer for $1,985 during the year ended August 31, 1998.

     INTEREST INCOME. Interest income was $6,565 from interest earned on the Company's money market account.

     INTEREST EXPENSE. Interest expense increased to $45,182 for fiscal year 1998 from $26,893 for fiscal year 1997. The increase in interest expense was related to interest payable with the Company's financing through a $400,000 short-term line of credit, and certain convertible notes payable and capital leases.

     LICENSE AGREEMENT TERMINATION INCOME. Effective June 30, 1998, an agreement was reached between the Company and Switch terminating the licensing agreement. The Company recognized income of $86,906 from unamortized deferred revenue and $150,000 as income from the termination fee. See "--Operations Overview above."

     LOSS ON SALE OF INVESTMENT IN SWITCH. The June 30, 1998 agreement between the Company and Switch, included the grant to the Company of a put option with respect to the sale of shares of common stock of Switch which were acquired by the Company in August 1996. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch. On August 31, 1998, the Company received $2,100,000 upon exercise of the put option. The Company recognized a capital loss of $216,165 upon disposition of the investment.

     DEBT CONVERSION EXPENSE. Debt conversion costs of $92,894 were recorded during the quarter ended November 30, 1997. This expense relates to certain notes payable and accrued interest thereon that were converted into shares of the Company's Common Stock at the rate of $0.4375 per share. The difference resulted in an increase in expenses which was charged to debt conversion expense.

     COSTS INCURRED IN CONNECTION WITH MERGER. The Company had expenses of $236,737 directly related to the proposed, but terminated, merger with Imagitel, Inc. These expenses included $125,000 in legal fees, $91,737 for fairness opinions and $20,000 in fees for EDGARizing merger-related documents and solicitation of the proxy.

     INCOME TAXES. At August 31, 1998, the Company had net operating loss carryforwards totaling approximately $8,994,000. These losses may be offset against future income, if any, during 1998 to 2011 with varying expiration dates. No tax benefit associated with these carryforwards has been recorded in the financial statements since realization of net operating loss carryforwards does not appear likely. The potential benefit of the net operating loss carryforwards and the deferred tax benefit of future timing differences under SFAS No. 109 is approximately $3,460,000. The March 8, 1995 acquisition (Note 3) resulted in a "change in control" as defined by Internal Revenue Service Regulations. Accordingly, the utilization of the Company's net operating loss carryforwards are deemed more likely than not to expire unutilized. The total amount of the net operating loss carryforwards, $8,994,000, consists of pre-acquisition losses of approximately $3,186,000. These losses cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1998 the Company had working capital of $1,863,442 as compared to a working capital deficit of $650,761 at August 31, 1997.

     During the fiscal year 1998 the Company received capital from the following sources: during the first quarter, the Company borrowed $250,000 from various individuals, of which $200,000 plus accrued interest was converted to shares of the Company's Common Stock in November 1998.

     On February 9, 1998, the Company executed a line of credit agreement with Imagitel pursuant to which the Company was able to borrow up to $450,000 for working capital purposes. During the year ended August 31, 1998, the Company borrowed $330,000 under this line of credit. The total principal balance plus accrued interest was paid by August 31, 1998 and the line of credit was terminated on the same date.

     On April 22, 1998 the Company sold 600 shares of Series A Convertible Preferred Stock for gross proceeds of $600,000. After paying the costs incurred in connection with the issuance of the Preferred Stock, the net proceeds received were $527,925.

     During the quarter ended May 31, 1998, the Company offered to certain warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.585 per common share (the market price of the underlying Common Stock on the date of the offer). A total of 380,280 out of 784,781 warrants were exercised under this offer and the balance of 404,501 warrants expired on May 31, 1998. The Company received gross proceeds of $222,503 for the warrants.

     On June 30, 1998, an agreement was reached between the Company and Switch which terminated an existing license agreement and any future obligations thereunder. Consideration of $150,000 was received in connection with this agreement.

     On August 25, 1998, the Company exercised a put option with Switch thereby selling its entire equity interest in Switch. On August 31, 1998, the Company received $2,100,000 upon exercise of the option agreement.

     The Company expects to incur operating losses until such time as the Merger with DCI is completed, if ever. The Company is preserving its capital resources and focusing its efforts on supporting its current customer base while completing the Merger. However, there can be no assurances as to when the Merger will be completed, if ever. The Company has sufficient funds to meet its current operating expenses for the next fiscal year.

INFLATION

     Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had or will have a material impact on its limited operations.

RISKS ASSOCIATED WITH YEAR 2000

     Many computer programs were designed to recognize calendar years by their last two digits. As a result, such programs are expected to misidentify dates commencing in calendar year 2000. This problem is referred to as the "Year 2000 Issue." These errors are likely to lead to computer errors, miscalculations, delays and business interruptions if not properly corrected in a timely manner. The Company's main billing program was originally written to accept dates from the year 2000 and beyond. However, the Company plans on having an independent consultant review the billing system for the purpose of thoroughly testing its operation for readiness associated with the Year 2000 Issue. Estimated costs for the consultant and associated testing activities is $700. The Company anticipates that such assessment activities will be completed by March 31, 1999. The Company has completed an assessment of all other internal systems and has determined that no modifications to such systems are necessary. Total costs incurred to date by the Company in connection with its assessment of its internal vulnerability to the Year 2000 Issue equal approximately $5,000.

     The Company has also contacted its major supplier, which handles the call processing software and supports platform services. The Company's call processing hardware and operating systems are not currently able to address the Year 2000 Issue. Modifications to this system have begun and the host server's operating system is expected to be compliant no later than the end of the first quarter of calendar year 1999. The Company currently estimates that its costs to be incurred with such modification will be approximately $50,000. The Company does not have material relationships with any other third partners upon which its business and operations are substantially dependent. However, it intends to seek assurances from any third parties with which it enters into agreements in the future that the systems are compliant with the Year 2000 Issue.

     Presently, the Company does not have a contingency plan in the event it is unable to correct any vulnerability to the Year 2000 Issue, but is reviewing alternatives, such as using a service bureau to temporarily process calls and run applications, should any problems arise in system operations.

     The Company believes there exist multiple alternative suppliers for these services. However, if it is unable to obtain such services and at terms acceptable to it, it may be forced to interrupt or suspend its services. In addition, even if available, the Company may be required to incur substantially higher costs in order to provide such services. The Company has adequate resources to complete its Year 2000 assessment and any necessary modifications.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page Number
                                                                     -----------

REPORT OF INDEPENDENT AUDITORS. . . . . . . . . . . . . . . . . . . .    21

CONSOLIDATED BALANCE SHEET - August 31, 1998. . . . . . . . . . . . .    22

CONSOLIDATED STATEMENT OF OPERATIONS -
     For the years ended August 31, 1998 and 1997 . . . . . . . . . .    23

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY -
     For the years ended August 31, 1998 and 1997 . . . . . . . . . .    24

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     For the years ended August 31, 1998 and 1997 . . . . . . . . . .    25

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .    26

                          WAVETECH INTERNATIONAL, INC.

                          Audited Financial Statements

                  For the years ended August 31, 1998 and 1997
                                   -----------

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors
  Wavetech International, Inc.



We  have  audited  the  accompanying  consolidated  balance  sheet  of  Wavetech
International, Inc. as of August 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wavetech International, Inc. as of August 31, 1998 and the results of its operations and its cash flows for the years ended August 31, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ Addison, Roberts & Ludwig, P.C.

Tucson, Arizona
November 6, 1998

                          WAVETECH INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                                 August 31, 1998
                                   -----------

                                     ASSETS
                                                                        1998
Current assets:                                                     -----------
  Cash and cash equivalents                                         $ 2,202,573
  Accounts receivable, net of allowance of $9,927                        18,276
  Prepaid expenses and other assets                                       6,547
                                                                    -----------
    Total current assets                                              2,227,396

Property and equipment, net                                             259,270
Noncurrent assets:
  Intangibles, net of amortization of $11,578                            25,422
  Deposits and other assets                                              30,083
                                                                    -----------
    Total noncurrent assets                                              55,505
                                                                    -----------
    Total assets                                                    $ 2,542,171
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $   246,666
  Accrued interest payable                                                8,579
  Notes payable, current portion                                         63,000
  Capital leases payable, current portion                                45,709
                                                                    -----------
    Total current liabilities                                           363,954

Noncurrent liabilities:
  Capital leases payable                                                 25,265
                                                                    -----------
    Total liabilities                                                   389,219

Commitments                                                                 -0-

Stockholders' equity:
  Preferred stock 6%, par value $.001 per share;
    10,000,000 shares authorized, 600 shares
    issued and outstanding, with a liquidation value
    of $600,000                                                             -0-
  Common stock, par value $.001 per share;
    50,000,000 shares authorized, 16,994,887
    shares issued and outstanding                                        16,995
  Additional paid-in capital                                          8,516,923
  Accumulated deficit                                                (6,380,966)
                                                                    -----------
    Total stockholders' equity                                        2,152,952
                                                                    -----------
    Total liabilities and stockholders' equity                      $ 2,542,171
                                                                    ===========


                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          WAVETECH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended August 31, 1998 and 1997
                                   -----------


                                                       1998            1997
                                                   ------------    ------------
Revenues                                           $    157,838    $    719,142
                                                   ------------    ------------
Expenses:
  Cost of sales                                          85,082         679,930
  General and administrative                            785,171       1,584,747
  Depreciation and amortization expense                 156,965         211,786
                                                   ------------    ------------
    Total expenses                                    1,027,218       2,476,463
                                                   ------------    ------------
Net loss from operations                               (869,380)     (1,757,321)
Other income and expense:
  Interest income                                         6,565           8,500
  Interest expense                                      (45,182)        (26,893)
  License agreement termination income                  236,906             -0-
  Loss on sale of investment in Switch                 (216,165)            -0-
  Debt conversion expense                               (92,894)            -0-
  Costs incurred in connection with merger             (236,737)            -0-
                                                   ------------    ------------
    Total other income and expense                     (347,507)        (18,393)
                                                   ------------    ------------
Net loss                                           $ (1,216,887)   $ (1,775,714)
                                                   ============    ============
Net loss per common share, basic                   $       (.08)   $       (.12)
                                                   ============    ============
Net loss per common share, diluted                 $       (.08)   $       (.12)
                                                   ============    ============
Weighted average number of
  shares outstanding, basic                          15,979,543      14,455,167
                                                   ============    ============
Weighted average number of
  shares outstanding, diluted                        15,979,543      14,455,167
                                                   ============    ============



                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          WAVETECH INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the years ended August 31, 1998 and 1997
                                   -----------

                                                                    Additional
                                                       Common        Paid-in     Accumulated
                                        Shares         Stock         Capital       Deficit         Total
                                     -----------    -----------    -----------   -----------    -----------
Balances, August 31, 1996             14,114,441    $    14,114    $ 6,747,967   $(3,252,371)   $ 3,509,710

Common stock issued                      962,366            963        256,856                      257,819

Warrants issued                                                         20,000                       20,000

Net loss                                                                          (1,775,714)    (1,775,714)
                                     -----------    -----------    -----------   -----------    -----------
Balances, August 31, 1997             15,076,807         15,077      7,024,823    (5,028,085)     2,011,815

Common stock issued for
  payroll and services                   476,069            476        155,754                      156,230

Warrants exercised                       380,280            380        222,123                      222,503

Conversion of debt into
  common stock                         1,061,731          1,062        370,511                      371,573

Debt conversion expense                                                 92,894                       92,894

Sale of Series A Preferred Stock                                       527,924                      527,924

Preferred stock conversion benefit                                     122,894                      122,894

Preferred stock dividend                                                            (135,994)      (135,994)

Net loss                                                                          (1,216,887)    (1,216,887)
                                     -----------    -----------    -----------   -----------    -----------
Balances, August 31, 1998             16,994,887    $    16,995    $ 8,516,923   $(6,380,966)   $ 2,152,952
                                     ===========    ===========    ===========   ===========    ===========


                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          WAVETECH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the years ended August 31, 1998 and 1997
                                  ------------

                                                                1998           1997
                                                            -----------    -----------
Cash flows from operating activities:
  Net loss                                                  $(1,216,887)   $(1,775,714)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
  Depreciation and amortization                                 156,965        211,876
  Common stock issued for services and
    accrued interest                                            168,732        204,180
  Debt conversion expense                                        92,894            -0-
  Loss on disposition of Switch shares                          216,165            -0-
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable
      and other current assets                                   11,175          1,108
    (Increase) decrease in inventory deposit                        -0-        241,037
    Increase (decrease) in accounts payable
      and accrued expenses                                     (154,757)       264,507
    Increase (decrease) in accrued interest
      payable                                                     3,331          5,248
    Increase (decrease) in unearned revenue                    (146,429)      (153,556)
                                                            -----------    -----------
      Total adjustments                                         348,076        774,400
                                                            -----------    -----------
      Net cash used in operating activities                    (868,811)    (1,001,314)

  Cash flows from investing activities:
    Purchase of property and equipment                           (1,985)       (25,237)
    (Increase) decrease in other assets                           5,550            -0-
    Proceeds from sale of investment in Switch                2,100,000            -0-
    Payment of notes receivable                                     -0-         45,282
    Purchase of intangibles                                         -0-        (25,000)
                                                            -----------    -----------
      Net cash provided by (used in) investing activities     2,103,565         (4,955)

  Cash flows from financing activities:
    Proceeds from notes payable                                 580,000        172,071
    Payments on notes payable                                  (330,000)           -0-
    Payments on capital lease payable                           (39,037)       (29,961)
    Proceeds from common stock issued                           222,503            -0-
    Proceeds from preferred stock issued                        527,924            -0-
    Proceeds from sale of warrants                                  -0-         20,000
    Dividends paid                                               (6,900)           -0-
                                                            -----------    -----------
      Net cash provided by financing activities                 954,490        162,110
                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents          2,189,244       (844,159)
Cash and cash equivalents, beginning of year                     13,329        857,488
                                                            -----------    -----------
Cash and cash equivalents, end of year                      $ 2,202,573    $    13,329
                                                            ===========    ===========

                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


1.   ORGANIZATION

     The consolidated financial statements include the accounts of Wavetech International, Inc. (the Company) and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel), Interpretel (Canada) Inc., Telplex International Communications, Inc. and International Environmental Services Corporation (an inactive corporation). All material intercompany balances and transactions have been eliminated. As of August 31, 1998, and for the previous four years, the Company had no operations other than its investment in Interpretel, which was made on March 8, 1995. On March 10, 1995, Interpretel (Canada) Inc. was incorporated in Ontario, Canada as a wholly owned subsidiary of Interpretel. Interpretel (Canada) Inc. had not yet had any activities as of August 31, 1998.

     The Company is currently conducting minimal operations while actively pursuing a merger candidate. The Company has recorded net operating losses in each of the previous five years and does not anticipate realization of full operations until a qualified merger or acquisition can be effected. The Company is currently negotiating a merger agreement. (Note 16)

     Interpretel was incorporated April 15, 1993, under the laws of the state of Arizona to develop, market and provide interactive telecommunication systems and services to business and individual customers. The systems incorporate interactive call processing, computer-telephony integration, card production/fulfillment, bill services, marketing, sales support, and customer service to provide features and services, including but not limited to, long distance dialing, voice/fax messaging, voice/fax broadcast, language interpretation/translation, information retrieval, interface to existing databases, and product promotion services. Each
     Interpretel system is developed to reflect or target the needs of an identified (target) market, with services provided to individual customers via a calling card product incorporating the use of certain trade secrets, trademarks, service marks, and materials related thereto.

     On January 1, 1997, the Company acquired certain intangible assets of Telplex, Inc., an Arizona corporation, in exchange for $25,000 in cash. These assets were placed in a new wholly-owned subsidiary of Wavetech International, Inc. called Telplex International Communications, Inc. ("Telplex"). The Company did not assume any of the liabilities of Telplex. Telplex is a switchless international long distance reseller. The acquisition of Telplex's assets was made pursuant to an Asset Purchase Agreement dated January 22, 1997, by the Company, although it is deemed effective as of January 1, 1997.

     This acquisition has been accounted for under the purchase method of accounting and the results of Telplex's operations since the acquisition date have been included with those of the Company.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


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

     PROPERTY AND EQUIPMENT

     All property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets, as follows:

          Furniture and fixtures                              7 years
          Computer equipment                                  5 years
          Software                                            5 years

     The costs of maintenance, repairs and minor renewals are charged to expense in the year incurred. Expenditures that increase the useful lives of the asset are capitalized. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     INTANGIBLE ASSETS

     Intangible assets consist of start-up costs. These costs are primarily consulting fees and other costs incurred in connection with the development of the Company. Management believes that these costs will be recovered with future operations. Start-up costs are amortized over five years using the straight-line method. Intangibles are presented net of accumulated amortization of $11,578 and $7,511 for the years ended August 31, 1998 and 1997, respectively.

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

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     At August 31, 1998, the Company maintained cash balances in bank accounts insured by the FDIC. The cash balance exceeded the FDIC insurable amount by $2,090,015.

     The Company extends credit to customers on an unsecured basis in the ordinary course of business. The Company bills its services directly to authorized customer credit cards as usage is incurred.

     SFAS 107 requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes.

     ADVERTISING COSTS

     The cost of advertising is expensed when incurred or when the first advertising takes place. Wavetech and Interpretel do not participate in direct-response advertising, which requires the capitalization and amortization of related costs. The Company incurred no advertising costs during the year ended August 31, 1998.

     INVESTMENTS

     Investments in companies in which the Company has less than a 20% interest are carried at cost. Dividends received from those companies are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

     REVENUE RECOGNITION

     Revenue from the sale of the licensing agreement is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when the minutes are used by the customer. Cost of sales includes expenses

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     directly related to the operation and maintenance of the telephony platform. Depreciation and amortization expense is separately stated.

     CONCENTRATION OF REVENUE

     During the year ended August 31, 1998, the Company recognized revenue of $59,523 from the recognition of income from the sale of a licensing agreement and $236,906 from termination of the licensing agreement all from Switch. This represents 74% of total revenue for the year ended August 31, 1998.

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

     LOSS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. Common stock equivalents from stock options and warrants are excluded from the computation when the effect is antidilutive. Prior period amounts have been restated in accordance with SFAS 128.

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

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


3.   BUSINESS COMBINATION - COMMITMENT

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

     The acquisition agreement also provides that during the three-year period following the March 8, 1995 closing, former shareholders of Interpretel can receive an additional 7,500,000 common shares of the Company through an "earn-out" based upon before tax net profit. During the two year period following closing, former shareholders of Interpretel shall earn up to 3,750,000 common shares of the Company for every $0.50 net profit before taxes, and an additional 3,750,000 common shares of the Company for every $1.00 of cumulative total net profit before taxes. During the third year following closing, any shares not previously issued pursuant to this agreement can be earned at $1.50 net profit before taxes per share. These additional shares will not be considered in recording the Acquisition transaction until such time as the earnings targets have been met.

4.   INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED

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

     Switch is a wholly owned subsidiary of Tech Pacific Holdings Limited (Tech Pacific). Tech Pacific is an Australian corporation whose stock is not publicly traded. Tech Pacific is a wholly owned subsidiary of First Pacific, a publicly traded company on the Hong Kong stock exchange. Switch conducts business as a telecommunications Fixed Network Service Provider and also validates mobile telephone connections for Telestra Mobilenet in Australia. The Company entered into a contract appointing Switch as the exclusive provider of Interpretel's telecommunications services in Australia, New Zealand, the subcontinent of India and Asia (excluding Korea and Japan) (Note 5).

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


4.   INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED, CONTINUED

     On June 30, 1998, an agreement was reached between the Company and Switch which sets forth the terms and conditions of a one year put option for the shares of common stock of Switch which are owned by the Company. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch for $2,100,000. The sale resulted in recognition of a net loss on the investment of $216,165.

     Switch purchased a three-year warrant to purchase up to 2,000,000 shares of the Company's common stock at a price of $1.50 per share. The warrants expire January 17, 2000. Consideration of $20,000 was received for the warrants.

5.   LICENSING  AGREEMENT

     The Company entered into an Equipment and Software Turnkey Agreement with Switch during August, 1996. This agreement sets forth the terms of fees and services between Interpretel and Switch. The agreement provides for the purchase of an Interpretel system and licensing for its use in Australia, New Zealand, the subcontinent of India and Asia (excluding Korea and Japan). The initial term of the license is seven years.

     In the agreement, Switch contracted to purchase an Interpretel System consisting of a computer platform and related software.

     The agreement also provided for a licensing fee in the amount of $500,000 to be paid to Interpretel over a three-year period. Switch shall not have an obligation to pay any fees pursuant to termination provisions in the agreement. The Company received $200,000 of the licensing fee during the year ended August 31, 1997. The agreement provides for payments of $150,000 each in year two and three. A payment of $150,000 was due on May 22, 1998. Effective June 30, 1998, an agreement was reached between the Company and Switch terminating the license agreement. Switch agreed to pay the Company $150,000 in consideration of the termination of the agreement. The payment was received on July 10, 1998. In consideration of the termination of the licensing agreement, the Company agreed to release Switch from any other obligations including the gross revenue fee. In connection with the termination of the licensing fee, the Company recognized $86,906 in unamortized deferred revenue and $150,000 termination payment for a total of $236,906 in license fee termination income.

6.   PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 1998:

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------



6.   PROPERTY AND EQUIPMENT, CONTINUED

                                                                    1998
                                                                 ---------

          Furniture and fixtures                                 $ 170,415
          Computer equipment                                       507,362
          Software                                                 112,318
                                                                 ---------
            Total property and equipment, at cost                  790,095

          Less:  accumulated depreciation and amortization        (530,825)
                                                                 ---------
            Net property and equipment                           $ 259,270
                                                                 =========

     Depreciation expense related to capital leases was $36,139 and $37,257 for the years ended August 31, 1998 and 1997, respectively.

7.   NOTES PAYABLE

     Notes payable are composed of the following at August 31, 1998:


     Note payable to a  shareholder and  officer of the
     Company due on demand with interest payable at 15%
     annually. This Note is uncollateralized. (Note 13)          $  13,000

     Note payable to an unrelated entity due and payable on
     demand with interest payable at 12%. At the option of
     the holder, principal and interest can be paid in shares
     of common stock of Wavetech, Inc. with an aggregate
     payoff value equal to the amount of principal plus
     interest. This Note is uncollateralized.                       50,000
                                                                 ---------
       Total short-term notes payable                            $  63,000
                                                                 =========

8.   CAPITAL LEASES PAYABLE

     The Company has entered into capital lease arrangements for office furniture and equipment. The leases require monthly payments of principal and interest.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


8.   CAPITAL LEASES PAYABLE, CONTINUED

          Future lease commitments are as follows:

               1999                                              $  45,709
               2000                                                 23,671
               2001                                                  1,594
                                                                 ---------
                                                                    70,974
               Amounts due within one year                          45,709
                                                                 ---------
               Long-term debt                                    $  25,265
                                                                 =========

9.   COMMITMENTS

     The Company has entered into cancelable operating agreements with a telecommunications service provider. The Company has agreed to a $2,575 monthly minimum charge. Although there are a limited number of service providers for the call processing systems used by the Company, management believes that other suppliers could provide similar services on comparable terms.

     Total rent expense under all operating leases for the years ended August 31, 1998 and 1997 approximated $121,000 and $107,000, respectively.

     The Company has entered into a lease agreement for office space.

          Future lease commitments are as follows:

               1999                                             $ 105,056
               2000                                               110,659
               2001                                               116,262
               2002                                                29,416
                                                                ---------
                                                                $ 361,393
                                                                =========

10.  PREFERRED STOCK

     During the year ended August 31, 1998, the Company issued 600 shares of Series A Convertible Preferred Stock (6% Preferred) at $1,000 per share. The 6% Preferred stockholders are entitled to receive annual cash dividends of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment to any other class or series of stock of the Corporation. Series A Preferred stockholders do not have any voting rights.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


10.  PREFERRED STOCK, CONTINUED

     The 6% Preferred is convertible at the option of the Company at any time after January 1, 1999, on at least ten (10) days advance notice, at a conversion price determined as set forth in the subscription agreement. A beneficial conversion feature of $122,894 resulted in a charge to retained earnings in the current period.

     The 6% Preferred is redeemable at the option of the Company after the date on which a registration statement under the Securities Act has been declared effective; provided the Company has given at least 5 days written notice. If any conversion of preferred shares in aggregate cause the Company to issue in excess of 20% of common shares outstanding and issued, the Company shall redeem such number of preferred shares as is necessary to limit the issuance of the common shares to 20% unless shareholder approval has been obtained to issue in excess of 20% of the outstanding and issued common shares.

     If redemption occurs, the Company must remit within 5 days of notice in the form of a cashiers check $1,250 per preferred share plus all accrued and unpaid dividends.

     Liquidation, dissolution or winding up of the Company entitles the preferred shareholders to receive, prior to and in preference of any distribution of assets to any other class or series of share the amount of $1,000 per share plus the accrued but unpaid dividends.

11.  COMMON STOCK

     During the year ended August 31, 1998, the Company issued 348,187 shares of common stock for consulting services pursuant to various agreements valued at $130,477. The value assigned to the common stock was based on the fair market value of the common stock on the date that the liability was incurred. The value of the consulting services was charged to expense during the period incurred.

     During the year ended August 31, 1998, the Company issued 54,557 deferred shares of common stock under the 1997 Stock Incentive Plan to meet payroll expenses in the amount of $25,753. The value assigned to the common stock was based on the fair market value on the date of issue.

     During the year ended August 31, 1998, the Company issued 73,325 shares of common stock in satisfaction for services valued at $29,000 performed in the previous year. The previous values assigned to the common stock were charged to expense in the period the services were performed and based on the fair market values of the common stock.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

     During the quarter ended May 31, 1998, the Company offered to all warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.585 per common share (the fair market value on the date of the warrant exchange offer). The warrants were initially issued with convertible notes that matured during the year ended August 31, 1996 and were converted into common shares at the face value of the notes plus accrued interest. A total of 380,280 out of 784,781 warrants were exercised under this offer and the balance of 404,501 warrants expired on May 31, 1998. The Company received $222,503 for the warrants. The Company recorded the exercise of the warrants as an increase to additional paid-in-capital and common stock.

     In October of 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants to purchase an aggregate of 40,000 shares of the Company's common stock. Each of the warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants are granted at fair market value of the common stock on the date of the grant. The warrants are valued at $18,400. These warrants remained outstanding at August 31, 1998. The notes accrued interest at a rate of 12% per annum and principal and accrued interest thereon were payable on or before April 24, 1998. On November 30, 1998, $200,000 in notes payable along with accrued interest of $2,067 were converted into 577,333 shares of common stock. A beneficial conversion feature of $92,894 was charged to expense in the period of the conversion. The balance of $50,000 remains payable at August 31, 1998.

     On November 30, 1997, The Company converted $165,335 in existing notes payable plus accrued interest of $4,171 to 484,307 shares of common stock. The conversion price was based on the fair market value of the common stock on the date of the conversion.

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

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

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

     During 1995 and 1994, Interpretel issued warrants for the purchase of its common stock in connection with a private placement offering of units of common stock. At the date of the acquisition, the warrants were converted to warrants to purchase common stock of the Company. The warrants are exercisable at a price of $3.50 per share. The warrants expired June 30, 1998.

     During August, 1996 and pursuant to an agreement with Switch (Note 4) the Company issued warrants to purchase up to 2,000,000 shares of common stock at a price of $1.50 per share. Consideration received was $20,000. The value assigned to the warrants was based on an allocation pursuant to the comprehensive agreement (Note 4).

     During the year ended August 31, 1997, in consideration of various consulting and loan agreements, the Company issued warrants to purchase up to 235,000 shares of common stock at an exercise price of between $.44 and $1.75 per share. The exercise price reflects the fair market value of the shares of common stock on the date of the grant of the warrants.

     The total number of warrants outstanding at August 31, 1998, is 2,295,000.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in accounting for its stock options because as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's stock options equals or exceeds the fair market value of the underlying stock on the dates of grant, no compensation expense is recognized.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

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

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and such information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.60%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .91, and a weighted-average expected life of the options of 2 years.

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company's pro forma information follows:

                                                 Year ended         Year ended
                                              August 31, 1998    August 31, 1997
                                              ---------------    ---------------

          Net loss, as reported                 $(1,216,887)       $(1,629,285)
          Pro forma compensation expense
            for stock options
              1997 grants                                             (414,000)
              1998 grants                           (17,000)
                                                -----------        -----------
          Pro forma net loss                     (1,233,887)        (2,043,285)
                                                -----------        -----------
          Pro forma loss per share              $      (.08)       $      (.14)
                                                ===========        ===========

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


11.  COMMON STOCK, CONTINUED

     A summary of the Company's stock options activity is as follows:

                                                                     Weighted
                                                 Number of        Exercise Price
                                              Options Granted        Per Share
                                              ---------------     --------------

          Outstanding, August 31, 1995              136,250        $      1.39

          Granted                                 1,550,000               1.73
          Canceled                                 (450,000)              1.94
                                                -----------        -----------

          Outstanding, August 31, 1996            1,236,250               1.73

          Granted                                 2,328,935                .68
          Canceled                               (1,236,250)              1.73
                                                -----------        -----------

          Outstanding, August 31, 1997            2,328,935        $       .68
                                                ===========        ===========

          Granted                                    70,000                .40
          Canceled                                  (78,935)               .48
                                                -----------        -----------

          Outstanding, August 31, 1998            2,320,000        $       .69
                                                ===========        ===========

     Exercise prices for options outstanding as of August 31, 1998 ranged from $0.36 per share to $0.81 per share. The remaining contractual life of such options ranged from two to ten years. Options for the purchase of 1,650,000 shares were immediately exercisable at August 31, 1998.

     Pro forma compensation expense presented may not be representative of future pro forma expense, when amortization of multiple years of awards may be reflected.

     The weighted average fair values of stock options granted during 1998 for which the exercise price was equal to the fair market value of the stock were $0.40 per share. The weighted average fair values of stock options granted during 1997 for which the exercise price was equal to the fair market value of the stock were $0.68 per share.

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------

12.  INCOME TAXES

     At August 31, 1998, the Company has net operating loss carryforwards totaling approximately $8,994,000 that may offset future income from 1998 to 2011 with varying expiration dates. No tax benefit has been recorded in the financial statements since realization of net operating loss carryforwards does not appear likely. The potential benefit of the net operating loss carryforwards and the deferred tax benefit of future timing differences under SFAS No. 109 is approximately $3,460,000. The March 8, 1995 acquisition (Note 3) resulted in a "change in control" as defined by Internal Revenue Service Regulations. Accordingly, the utilization of the Company's net operating loss carryforwards are deemed more likely than not to expire unutilized. The total amount of the net operating loss carryforwards, $8,994,000, consists of pre-acquisition losses of approximately $3,186,000. These losses cannot be applied against income generated in a trade or business significantly different from that which gave rise to the carryforward.

     The income tax benefit for the years ended August 31 is comprised of the following amounts:

                                                       1998            1997
                                                   ------------    ------------

          Current                                  $        -0-    $        -0-

          Deferred
            Federal                                    (453,000)       (429,000)
            State                                       (19,000)        (28,000)
                                                   ------------    ------------
                                                       (472,000)       (457,000)
          Valuation allowance                           472,000         457,000
                                                   ------------    ------------
          Total tax benefit                        $        -0-    $        -0-
                                                   ============    ============

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                       1998            1997
                                                   ------------    ------------

          Statutory tax rate                             (35.0%)         (35.0%)
          State income taxes                              (9.0%)          (9.0%)
          Amortization of organization costs               7.0%            7.0%
          Release of valuation allowance                  37.0%           37.0%
                                                   ------------    ------------
          Effective tax rate                                .0%             .0%
                                                   ============    ============

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


12.  INCOME TAXES, CONTINUED

     The components of the net deferred tax asset are as follows:

                                                                1998
                                                            ------------
          Deferred tax asset:
            Amortization of organization costs              $    (70,000)
            Net operating loss carryforward                   (3,390,000)
                                                            ------------
                                                              (3,460,000)

            Valuation allowance                               (3,460,000)
                                                            ------------
                                                            $        -0-
                                                            ============

13.  COSTS INCURRED IN CONNECTION WITH MERGER

     During the year ended August 31, 1998, the Company incurred costs in connection with merger negotiations with an unrelated Company. The merger negotiations were terminated by mutual agreement and the costs charged to expense in the current period.

14.  RELATED PARTY TRANSACTIONS

     The Company has cancelable operating agreements with a telecommunications service provider who is a shareholder of common stock of the Company. The Company has agreed to a $2,575 monthly minimum charge with the service provider. The current and future contracts with the service provider have been and are anticipated to be at market rates. During the year ended August 31, 1997, the Company also purchased computer equipment and software from this provider valued at $378,009.

     During the year ended August 31, 1997, an officer and shareholder advanced $109,071 to the Company. During the year ended August 31, 1998, an additional amount of $6,264 was advanced. On November 30, 1997, $115,335 plus accrued interest of $1,422 was converted to shares of common stock at $0.35 per share (the fair market value of the stock on the date of the conversion).

     An officer and shareholder advanced $13,000 to the Company which is reflected in notes payable (Note 7).

     During the year ended August 31, 1997 a shareholder of the Company advanced $50,000 to the Company. The Company pledged as collateral a security interest in accounts receivable, inventory, general intangibles, equipment, instruments and personal guarantees of corporate officers. As of November 30, 1997 the collateral was released and the note converted to shares of common stock of the Company (Note 11).

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


14.  RELATED PARTY TRANSACTIONS, CONTINUED

     During the year ended August 31, 1998, the Company issued promissory notes for the benefit of the wife and son of a director of the Company, in the aggregate principal amount of $100,000. The notes were due on April 24, 1998 and accrued interest at a rate of 12% per annum. On November 30, 1997, $100,000, plus accrued interest of $833, was converted into 288,096 shares of the Company's common stock at $0.35 per share (the fair market value of the stock on the date of conversion). (Note 11)

15.  SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     During the year ended August 31, 1998, the Company converted $365,335 in notes payable to 1,061,731 shares of common stock of the Company. The conversion price was the fair market value of the common stock on the date of conversion.

     During the year ended August 31, 1997, the Company entered into capital leases in the amount of $53,783 to purchase office equipment.

     During the year ended August 31, 1997, the Company issued 100,000 shares of common stock in satisfaction of a note payable of $53,639.

     Supplemental disclosure of cash flow information:

                                                       1998            1997
                                                   ------------    ------------

          Cash paid during the period for:
            Income taxes                           $        200    $         50
                                                   ============    ============
            Interest                               $     30,282    $     20,454
                                                   ============    ============

16.  SUBSEQUENT EVENTS

     The Company received correspondence on September 16, 1998 from Nasdaq that the Company must petition to remain eligible for listing on the Nasdaq Smallcap Market due to the inability to meet the bid price requirement, as set forth in NASD Marketplace Rule 4310(c)(4). The Company has appealed to the Listing Qualifications Panel. Final determination of the Company's listing has been stayed until the outcome of such hearing has been determined.

     On October 12, 1998, a note payable for $50,000, plus accrued interest, to an unrelated entity (Note 7) was converted into 156,250 shares of Common Stock. The conversion price was based on the average of the high and low

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 --------------


16.  SUBSEQUENT EVENTS, CONTINUED

     price on the date of the letter of agreement for repayment of this note payable.

     On November 6, 1998, the Company executed a definitive merger agreement with DCI Telecommunications, Inc., an international provider of telephone services, including long distance, prepaid telephone cards and Internet services. Pursuant to such agreement, DCI Telecommunications, Inc. will be merged into the Company. In addition, Wavetech plans to effect as soon as practicable 1-for-6 reverse stock split. At closing, Wavetech will exchange one share of its common stock for each share of DCI common stock. Completion of the merger is subject to conclusion of due-diligence, review by the Securities and Exchange Commission and shareholder approval. The Company intends to solicit approval by its stockholders at a meeting to be held in early calendar year 1999.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

     All directors hold office until the next annual meeting of stockholders of the Company and thereafter until their successors are chosen and qualified. All officers hold office at the selection and pleasure of the Board of Directors of the Company.

DIRECTORS AND OFFICERS

     The current directors and executive officers of the Company are as follows:

Name                   Age       Position Held with Company
----                   ---       --------------------------

Gerald I. Quinn         55       President, Chief Executive Officer and a member
                                 of the Company's Board of Directors

Lydia M. Montoya        45       Chief Financial Officer

Richard P. Freeman      41       Vice President, Investor Relations and Product
                                 Development and a member of the Company's Board of Directors

Terrence H. Pocock      65       Director

John P. Clements        48       Director

     GERALD I. QUINN has been the President of Interpretel (Canada) Inc., a subsidiary of the Company, since 1995. In May 1996, Mr. Quinn became the President, Chief Executive Officer and a Director of the Company. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, which is one of Canada's leading teaching and research universities. While at the University of Guelph, Mr. Quinn's responsibilities included marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs. From 1975 until 1986, Mr. Quinn held many senior administrative positions with Canada's largest college of applied arts and technology, including positions relating to the development and commercialization of technology and multimedia-based interactive learning programs. Since 1984, Mr. Quinn has served as a consultant to Cableshare Interactive Technology, Inc., a Canadian TSE listed public company that operates in the interactive television industry ("Cableshare"). Mr. Quinn has been a director of Cableshare since 1993 and has chaired its board committee on mergers and acquisitions. In 1997 Mr. Quinn negotiated a merger of Cableshare with Source Media, Inc. (NASDAQ:SRCM) culminating in Source Media, Inc. owning 100% of Cableshare. Mr. Quinn is active in numerous civic and professional organizations and has been recognized for his work in marketing, sales, promotion and public relations by various trade organizations. Mr. Quinn has two arts degrees with majors in English, Economics and Political Science. Mr. Quinn's sister is married to Terrence H. Pocock.

     LYDIA M. MONTOYA joined the Company in September 1996 as its Chief Financial Officer. From May 1994 until September 1996, Ms. Montoya was self-employed as a Certified Public Accountant. Ms. Montoya was Controller of Ugly Duckling Corporation, a publicly traded company ("Ugly Duckling") from November 1992 to May 1994. Ugly Duckling is an operator of nine used car dealerships which also finance and service retail installment contracts generated from the sale of used cars by its dealerships. From July 1987 to October 1992, Ms. Montoya was Director of Partnership Accounting for Verde Investments, Inc., a real estate development company that constructed, operated and sold over 5,000 apartment units. Ms. Montoya began her career with Coopers & Lybrand (now PriceWaterhouseCoopers LLP). Ms. Montoya has a B.S. in Accounting from the University of Arizona and a B.S. in Sociology from Arizona State University.

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

     TERRENCE H. POCOCK has been a Director of the Company since March 1997. Mr. Pocock is the Vice Chairman of Cableshare, a public company he founded in 1973 that operates in the interactive television industry. Currently, Mr. Pocock is involved in technology oversight for the Board of Directors at Cableshare. From its inception in 1973 until 1992, Mr. Pocock was the CEO of Cableshare. While at Cableshare, Mr. Pocock was involved in product development and was responsible for obtaining several patents on interactive television technology. Mr. Pocock holds B.A., B Comm. and MBA degrees from various Canadian universities and is a graduate of the Canadian Royal Military College. Mr. Pocock is married to the sister of Gerald I. Quinn.

     JOHN P. CLEMENTS has been a Director of the Company since February 1998. Mr. Clements is currently Vice President of Lovitt & Touche, an insurance brokerage firm in Tucson, Arizona. The firm services a variety of industries, with a specialty in real estate. Prior to joining Lovitt & Touche in 1989, Mr. Clements was Chief Operating Officer for Ashland Equities Company in Tucson where he directed development of shopping centers and formed land investment partnerships. Mr. Clements is also a Certified Public Accountant. For the first 14 years of his career he was with Coopers & Lybrand (subsequently named PriceWaterhouseCoopers LLP) where he started in a staff position and moved up to become a General Practice Partner in charge of Audit Practice for the Tucson office, specializing in real estate and healthcare.

ITEM 10. EXECUTIVE COMPENSATION

(A)  CASH COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer (the "Named Executive Officer"), for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1998, 1997 and 1996. None of the Company's other employees received in excess of $100,000 in compensation during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                       LONG-TERM COMPENSATION AWARDS
----------------------------------------------------------------------------------------------------------------------
     NAME AND         FISCAL     SALARY ($)       BONUS       OTHER ANNUAL    RESTRICTED    SECURITIES      ALL OTHER
PRINCIPAL POSITION     YEAR                     AWARDS ($)    COMPENSATION      STOCK       UNDERLYING    COMPENSATION
                                                                              AWARDS ($)     OPTIONS
                                                                                               (#)            (5)
----------------------------------------------------------------------------------------------------------------------
GERALD I. QUINN        1998      $85,000(2)        $-0-          $-0-              $-0-       800,000         $-0-
PRESIDENT/CEO

                       1997      $85,000(1)        $-0-          $-0-              $-0-       800,000         $-0-

                       1996      $85,000           $-0-          $-0-          $203,637       500,000         $-0-

------------------

(1) Includes the fair market value of 88,853 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Incentive Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the applicable deferral periods equaled $34,163.

(2) Includes the fair market value of 18,817 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Incentive Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the respective deferral periods equaled $8,734.

     There were no grants of stock options made to the Named Executive Officer during the last completed fiscal year.

     The  following  table  sets  forth  certain   information   concerning  the
aggregated value of the unexercised options of the Named Executive Officer as of August 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING                 VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                                              AT FISCAL YEAR END (#)          AT FISCAL YEAR END ($)
----------------------------------------------------------------------------------------------------------------------
                       SHARES ACQUIRED       VALUE
        NAME           ON EXERCISE (#)    REALIZED ($)     EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
GERALD I. QUINN             -0-               $0            800,000(1)        -0-              $0             $0

------------------

(1) All of these options are immediately exercisable at any time prior to January 2007 at a price of $0.66 per share.

(B)  COMPENSATION PURSUANT TO PLANS

     None.

(C)  COMPENSATION OF DIRECTORS

     All Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Directors who are employees of the Company do not receive compensation for service on the Board in addition to their compensation as employees. In March 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan"). As originally adopted, the Plan provided that each Director would receive options to purchase 10,000 shares of Common Stock upon election to the Board, and annual automatic grants of 10,000 options for each year of service thereafter. In March 1998, the Board of Directors amended and restated the 1997 Stock Incentive Plan to provide greater flexibility in the methods by which the Board of Directors may provide incentives and rewards. Under the Restated Plan, members of the Board of Directors of the Company, who are not employees of the Company or its subsidiaries, will receive an option to purchase 30,000 shares of the Company's Common Stock upon their initial election to the Board and thereafter receive an annual grant of an additional 30,000 options. Board members serving on the Audit Committee receive an additional option to purchase 20,000 shares of the Company's Common Stock upon their initial designation to the Audit Committee. All these options vest one year from the respective date of grant and terminate upon the earlier of 10 years from the date of grant or 24 months after the Director ceases to be a member of the Board.

(D)  EMPLOYMENT CONTRACTS

     In May 1996, the Board of Directors approved a two-year employment agreement with Gerald I. Quinn for services as President and Chief Executive Officer. The agreement requires Mr. Quinn to devote his full time to the Company and provides for a base salary of $85,000 annually. Mr. Quinn is also entitled to receive any fringe benefits generally extended to the employees of the Company, including medical, disability and life insurance. Mr. Quinn also has the right to receive certain sales commissions from the Company under his agreement. In May 1998, Mr. Quinn's contract was renewed for an additional one-year term.

     In June 1996, the Board of Directors approved a one-year employment agreement with Richard P. Freeman for services as Vice President. The agreement provides for a base salary of $72,000 per year. The agreement requires Richard
P. Freeman to devote his full time to the Company. In May 1998, Mr. Freeman's contract was renewed under the same terms.

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

     In the event of any Corporate Transaction or Change of Control of the Company (each as defined in the Plan), the Common Stock at the time subject to each outstanding option, but not otherwise vested, shall automatically vest in full, so that each such option shall, immediately prior to the effective date of such corporate transaction or change of control, become fully exercisable for all of the Common Shares at the time subject to the option, and may be exercised for all or any portion of those shares as fully vested Common Stock. The proposed Merger will constitute a "Corporate Transaction."

(E)  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such filings or written representations that no forms were required that were furnished to the Company, the Company believes that all of the

Company's executive officers, directors, and greater than 10% stockholders complied during the fiscal year ended August 31, 1998 with the reporting requirements of Section 16(a), with the exception of one Form 3 filing by Tech Pacific Holdings Pty Limited, which was made after the applicable deadline.

(F)  COMPENSATION COMMITTEE REPORT ON REPRICING

     None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 23, 1998 certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) each Director individually, (iii) the Named Executive Officer and (iv) all Officers and Directors of the Company as a group:

Name and Address of               Amount and Nature of
Beneficial Owner(1)              Beneficial Owner (2)(3)    Percent of Class (3)
--------------------------------------------------------------------------------

Gerald I. Quinn (4)                    1,337,230                    7.4%

Richard P. Freeman (5)                 1,195,192                    6.9%

Terrence H. Pocock (6)                   488,096                    2.8%

John P. Clements (7)                     150,200                      *

Terence E. Belsham (8)                 1,179,024                    6.8%

Tech Pacific Holdings Pty
   Limited (9)                         3,544,110                   18.5%

All Directors and executive
officers as a group (5 persons)
(4)(5)(6)(7)                           3,320,718                   17.6%

------------------

*    Represents less than one percent of the outstanding Common Stock.

(1) Unless otherwise noted, the address of each holder is 5210 East Williams Circle, Suite 200, Tucson, Arizona 85711.

(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 23, 1998 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

(3) The amounts and percentages in the table are based upon 17,151,137 shares of Common Stock outstanding as of November 23, 1998.

(4) Includes 800,000 shares underlying outstanding options exercisable at a price of $0.66 per share.

(5) Includes 200,000 shares underlying outstanding options, exercisable at a price of $0.81 per share.

(6) Includes 200,000 shares underlying outstanding options, exercisable at prices ranging from $0.25 to $0.375 per share. Also includes 288,096 outstanding shares, all of which are held by Mr. Pocock's spouse and son. Mr. Pocock expressly disclaims beneficial ownership of such shares.

(7) Includes 150,000 shares underlying outstanding options, exercisable at a price of $0.25 per share. Also includes 200 outstanding shares, all of which are held by Mr. Clements' sons. Mr. Clements expressly disclaims ownership of such shares.

(8) Includes 200,000 shares underlying outstanding options, exercisable at a price of $0.81 per share.

(9) Based on a Form 3 filing, this holder has an address at Level 2, Epping Road, Lane Cover, N.S.W. Australia 2066. This amount includes shares underlying a warrant to purchase 2,000,000 Common Shares at $1.50 per share.


(C)  CHANGE IN CONTROL

     On November 6, 1998, the Company entered into a Merger Agreement with DCI Telecommunications, Inc. At closing, DCI will be merged into Wavetech and Wavetech will issue shares of its Common Stock to the then former shareholders of DCI in exchange for their shares of DCI Common Stock. It is currently anticipated that following the Merger, DCI's shareholders will own, in the aggregate, in excess of 85% of the Company's Common Stock. Consummation of the Merger with DCI is subject to a number of conditions, including the approval of Wavetech's and DCI's shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended August 31, 1997, Gerald I. Quinn, an officer and director of the Company advanced $109,071 to the Company. During the year ended August 31, 1998, an additional amount of $6,264 was advanced. The Company issued a promissory note to Mr. Quinn in consideration of such advances in the principal amount of $115,335. The note was due April 24, 1998 and accrued interest at a rate of 12% per annum. On November 30, 1997 $115,335 principal amount, plus accrued interest of $1,422, was converted into 333,593 shares of the Company's Common Stock at $0.35 per share (the fair market value of the stock on the date of conversion).

     During the year ended August 31, 1998, the Company issued promissory notes for the benefit of the wife and son of Terrence H. Pocock, a director of the Company, in the aggregate principal amount of $100,000. The notes were due on April 24, 1998 and accrued interest at a rate of 12% per annum. On November 30,

1997 $100,000 principal amount, plus accrued interest of $833, was converted into 288,096 shares of the Company's Common Stock at $0.35 per share (the fair market value of the stock on the date of conversion). Mr. Pocock expressly disclaims beneficial ownership of such shares.



                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) (1) THE FINANCIAL STATEMENTS LISTED IN THE INDEX SET FORTH IN ITEM 7 OF THIS FORM 10-KSB ARE FILED AS PART OF THIS REPORT.

(A) (2)  EXHIBITS
                                                                        Method
Number              Description                                       of Filing
------              -----------                                       ---------

  2      Merger Agreement, dated November 6, 1998, between the            *
         Registrant and DCI Telecommunications, Inc.

 10.1    Put Option, dated June 30, 1998, between the Registrant and      *
         Tech Pacific Holdings Pty Limited

 10.2    License Termination Agreement, dated June 30, 1998, between      *
         the Registrant and Switch Telecommunications Pty Limited

  21     Subsidiaries of the Registrant                                   *

  23     Consent of Addison, Roberts & Ludwig                             *

  27     Financial Data Schedule                                          *

------------------

*    Filed herewith.

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT ARE AS FOLLOWS:

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WAVETECH INTERNATIONAL, INC.

Date: November 30, 1998                  By: /s/ Gerald I. Quinn
                                            ------------------------------------
                                         Name:  Gerald I. Quinn
                                              ----------------------------------
                                         Title: President & CEO
                                               ---------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 30, 1998                 By:  /s/ Gerald I. Quinn
                                            ------------------------------------
                                            GERALD I. QUINN, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER, DIRECTOR
                                            (Principal Executive Officer)

Dated: November 30, 1998                 By:  /s/ Lydia M. Montoya
                                            ------------------------------------
                                            LYDIA M. MONTOYA,
                                            CHIEF FINANCIAL OFFICER
                                            (Principal Financial Officer)

Dated: November 30, 1998                 By:  /s/ Richard P. Freeman
                                            ------------------------------------
                                            RICHARD P. FREEMAN, DIRECTOR

Dated: November 30, 1998                 By:  /s/ Terrence H. Pocock
                                            ------------------------------------
                                            TERRENCE H. POCOCK, DIRECTOR

Dated: November 30, 1998                 By:  /s/ John P. Clements
                                            ------------------------------------
                                            JOHN P. CLEMENTS, DIRECTOR