Form 10QSB/A
period 1997-05-31
WAVETECH INTERNATIONAL INC
filed 1998-12-07
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 3

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

                                      INDEX

                         WAVETECH, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION                                        Page
                                                                      ----
ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         May 31, 1997 (Unaudited) and August 31, 1996 . . . . . . .     3

         Condensed Consolidated Statements of Operations for
         the Nine Month Periods Ended May 31, 1997 and
         May 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . .     4

         Condensed Consolidated Statements of  Operations for
         the Three Month Periods Ended May 31, 1997 and
         May 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . .     5

         Condensed Consolidated Statements of Cash Flows for
         the Nine Month Periods Ended May 31, 1997 and
         May 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . .     6

         Notes to Condensed Consolidated Financial Statements -
         May 31, 1997 and May 31, 1996 (unaudited). . . . . . . . .     7

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .     8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    11

ITEM 2.  Change in Securities . . . . . . . . . . . . . . . . . . .    11

ITEM 3.  Defaults upon Senior Securities. . . . . . . . . . . . . .    11

ITEM 4.  Submission of Matters to a Vote of Security Holders. . . .    11

ITEM 5   Other Information. . . . . . . . . . . . . . . . . . . . .    13

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

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
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)

                                                         1997           1996
                                                     -----------    -----------

Revenues                                             $   633,340    $     2,837
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)            599,474        141,775
   Development and administrative                      1,252,070        995,813
   Depreciation and amortization                         146,915         64,013
                                                     -----------    -----------
      Total expenses                                   1,998,459      1,201,601

Net loss from operations                              (1,365,119)    (1,198,764)

Other income and expense:
   Interest income                                         8,497         19,051
   Interest expense                                      (16,947)        (1,104)
                                                     -----------    -----------
     Total other income and expense                       (8,450)        17,947

Net loss                                              (1,373,569)    (1,180,817)
                                                     ===========    ===========

Net loss per common share                            $     (0.10)   $     (0.11)
                                                     ===========    ===========

Weighted average number of shares outstanding         14,364,769     10,789,422
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996 (UNAUDITED)



                                                         1997           1996
                                                     -----------    -----------

Revenues                                             $   110,700    $       854
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)             84,060         33,993
   Development and administrative                        445,011        466,443
   Depreciation and amortization                          48,740         21,338
                                                     -----------    -----------
      Total expenses                                     577,811        521,774

Net loss from operations                                (467,111)      (520,920)

Other income and expense:
   Interest income                                           391          8,502
   Interest expense                                      (11,109)          (272)
                                                     -----------    -----------
      Total other income and expense                     (10,718)         8,230

Net loss                                                (477,829)      (512,690)
                                                     ===========    ===========

Net loss per common share                            $     (0.03)   $     (0.04)
                                                     ===========    ===========

Weighted average number of shares outstanding         14,640,260     11,570,331
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

NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS

Contained in the Company's financial statements for the quarter and the nine months ended May 31, 1997, was the recognition of revenue related to the receipt of payment of a licensing fee. The financial statements have been corrected to recognize revenue from the licensing fee over the seven-year term of the licensing agreement. Revenue previously recognized for the licensing fee was $200,000. Revenue recognized for the licensing fee in the restated financial statements is $35,714 for the quarter and the nine months ended May 31, 1997. The correction resulted in a decrease in revenue recognized in the amount of $164,286, for the quarter and the nine months ended May 31,1997. The correction resulted in an increase in the net loss recognized in the amount of $164,286 for the quarter and the nine months ended May 31, 1997. The correction resulted in a change in the net loss per common share from $(0.02) and $(0.08) per common share in the previously issued financial statements to $(0.03) and $(0.10) per common share in the restated financial statements for the quarter and the nine months, respectively.

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

DEVELOPMENT AND ADMINISTRATIVE EXPENSES. Expenses decreased to $445,011 for the three months ended May 31, 1997 from $466,443 for the three months ended May 31, 1996. The major expenses during the three months ended May 31, 1997 included payroll and related expenses of $144,186. Investor relations expenses were $54,918 primarily for the annual meeting expenses and fees paid to an investor firm. Rent expenses were $24,867 and platform services were $31,879. As compared to the three months ended May 31, 1996, some expenses during the three months ended May 31, 1997 decreased, such as fees paid to NASDAQ to issue stock, and other expenses increased, such as investor relations, due to costs associated with the annual meeting and utilizing services of an investor relations firm.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $48,740 for the three months ended May 31, 1997 from $21,338 for the three months ended May 31, 1996. The increase in depreciation was due to an acquisition of computer equipment.

INTEREST EXPENSES. Interest expenses increased to $11,109 for the three months ended May 31, 1997 from $272 for the three months ended May 31,1996. The increase in interest expense was from an increase in notes payable and interest expense related to capital leases.

NINE MONTHS ENDED MAY 31, 1997 COMPARED TO
NINE MONTHS ENDED MAY 31, 1996

REVENUES. Total revenues increased to $633,340 for the nine months ended May 31, 1997 from $2,837 for the nine months ended May 31, 1996. $474,160 was revenue from the sale of the Interpretel System to Switch. $92,838 was revenue from the resale of international minutes. $35,714 was revenue recognized pursuant to the licensing agreement with Switch. $28,000 was an increase in revenue for long distance, voice and fax mail services, and customized application generation charges.

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

DEVELOPMENT AND ADMINISTRATIVE EXPENSES. Expenses increased to $1,252,070 for the nine months ended May 31, 1997 from $995,813 for the nine months ended May 31, 1996. Legal and other professional fees accounted for $75,846 of the increase. Investor relations costs represented new expenses for the Company during the nine months ended May 31, 1997. The Company's first annual meeting was held during this period increasing costs by $33,640. Other investor relations expenses included fees to an outside investor relations firm and attending a major conference for an increase of $72,972. Platform services and fees increased by $46,128. Overhead costs associated with the asset purchase of Telplex, Inc. increased costs by $31,376. Rent escalation accounted for an increase of $25,085. Enhancements to the Company's interactive voice response system increased costs by $10,097. Expenses for licenses and fees decreased by $44,848 during the nine months ended May 31, 1997 due to NASDAQ fees for issuance of stock during the nine months ended May 31, 1996.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $146,915 for the nine months ended May 31, 1997 from $64,013 for the nine months ended May 31, 1996. The increase in depreciation was due to an acquisition of computer equipment.

INTEREST EXPENSES. Interest expenses increased to $16,947 for the nine months ended May 31, 1997 from $1,104 for the nine months ended May 31,1996. The increase in interest expense was from an increase in notes payable and interest expense related to capital leases.

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


Dated:  December 4, 1998           WAVETECH, INC.




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