Form 10KSB/A
period 1997-08-31
WAVETECH INTERNATIONAL INC
filed 1998-12-07
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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

     The Company has issued a tariff, bearing F.C.C. Tariff No. 2, filed in compliance with the requirements of the Communications Act of 1934, as amended, with the Federal Communications Commission.

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

     On June 30, 1998, an agreement was reached between the Company and Switch which terminated the license agreement and any future obligations thereunder. Consideration of $150,000 was received on July 10, 1998 in connection with this agreement. The Company will recognize income in connection with the termination of $86,906 unamortized deferred revenue and $150,000 of termination fee revenue.

     On June 30, 1998, an agreement was reached between the Company and Switch which sets forth the terms and conditions of a put option for the shares of common stock of Switch, which are owned by the Company. The sale price is $2,100,000 and the term of the option is one year. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch. On August 31, 1998, the Company received $2,100,000 in satisfaction of the option agreement. The Company will recognize a loss of $216,165 upon disposition of the investment.

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

     COST OF SALES. Cost of sales increased to $679,930 in 1997 from $179,068 in 1996. $378,009 of the increase was related to the hardware and third party software costs for the sale of the Interpretel System to Switch in 1997. Costs related to the resale of international minutes were $125,766. A direct mail marketing campaign was initiated during 1997 resulted in increased costs for marketing and fulfillment collateral of $69,218. Hardware and software upgrades to the Interpretel System to accommodate the anticipated usage from new contracts increased costs by $15,673. During the twelve months ended August 31, 1997, the positions of National Sales Director and several salaried sales representatives were eliminated thereby reducing costs by $62,062. The positions were eliminated as the Company decided to market its service through direct mail rather than a national sales force. Another existing officer assumed direction of marketing efforts. During 1997, a change was made in the outsourced call center used by the Company to handle customer service calls, resulting in a decrease to costs of $17,336.

     DEVELOPMENT COSTS. Development costs decreased due to completion of the development of the back end systems during the last quarter of 1996. Fiscal 1996 development costs were $297,935. During fiscal 1997 there were no additional or ongoing development costs as development had been completed. Continued costs of maintaining the system were charged to operations.

     GENERAL AND ADMINISTRATIVE EXPENSES. Expenses increased to $1,584,747 in 1997 from $1,287,386 in 1996. The total $1,585,747 expenses in 1997 included
$634,159 in payroll and related expenses; $232,279 for legal and other professional fees; $141,873 for platform services and fees; $128,725 for investor relation expenses; $88,598 for rent; $57,497 to develop and print general Company marketing collateral; $50,048 for overhead costs associated with the asset purchase of Telplex, Inc.; and $41,935 in travel related expenses.

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

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization costs increased to $211,786 for the twelve months ended August 31, 1997 from $136,902 for the twelve months ended August 31, 1996, due to additional asset purchases.

     INTEREST EXPENSE. Interest expense increased to $26,893 in 1997 from $11,585 in 1996. The increase was primarily due to notes payable obtained to meet working capital.

     INCOME TAXES. Wavetech has neither provided for, nor paid any, federal income taxes since its inception because the Company has not generated taxable income in any fiscal year. At August 31, 1997, the Company had net operating loss carryforwards totaling approximately $7,764,000 that may offset future income from 1997 to 2011 with varying expiration dates. No tax benefit has been recorded in the financial statements since realization of net operating loss carryforwards does not appear likely. The potential benefit of the net operating loss carryforwards and the deferred tax benefit of future timing differences under SFAS No. 109 is approximately $2,298.000. The March 8, 1995 acquisition agreement between the Company and Interpretel resulted in a "change of control" as defined by the Internal Revenue Service Regulations. Accordingly, the utilization of the Company's net operating loss carryforwards are deemed more likely than not to expire unutilized. Future financings may cause additional changes in ownership and further limitations on the use of federal net operating loss carryforwards.

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


/s/ Addison, Roberts & Ludwig
Tucson, Arizona
August 31, 1998

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

                         WAVETECH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the years ended August 31, 1997 and 1996
                                   -----------


                                                    1997               1996
                                                ------------       ------------


Revenues                                        $    719,142       $     19,895
                                                ------------       ------------

Expenses:
  Cost of sales (exclusive of depreciation
     and amortization shown separately below)        679,930            179,068
  Development                                            -0-            297,935
  General and administrative                       1,584,747          1,287,386
  Depreciation and amortization expense              211,786            136,902
                                                ------------       ------------
    Total expenses                                 2,476,463          1,901,291
                                                ------------       ------------


Net loss from operations                          (1,757,321)        (1,881,396)

Other income and expense:
  Interest income                                      8,500             32,777
  Interest expense                                   (26,893)           (11,585)
                                                ------------       ------------
    Total other income and expense                   (18,393)            21,192
                                                ------------       ------------
Net loss                                        $ (1,775,714)      $ (1,860,204)
                                                ============       ============
Net loss per common share                       $       (.12)      $       (.17)
                                                ============       ============
Weighted average number of
  shares outstanding                              14,455,167         11,200,401
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

     REVENUE RECOGNITION

     Revenue from the sale of the licensing agreement is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when incurred. Cost of sales includes expenses directly related to the operation and maintenance of the telephony platform. Depreciation and amortization expense is separately stated.

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

     On June 30, 1998, an agreement was reached between the Company and Switch which terminated the license agreement and any future obligations there under. Consideration of $150,000 was received in connection with this agreement. The Company will recognize income in connection with the termination of $86,906 unamortized deferred revenue and $150,000 of termination fee revenue.

     On June 30, 1998, an agreement was reached between the Company and Switch which sets forth the terms and conditions of a put option for the share of common stock of Switch which are owned by the Company. The sale price is $2,100,000 and the term of the option is one year. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch. On August 31, 1998, the Company received $2,100,000 in satisfaction of the option agreement. The Company will recognize a loss of $216,165 upon disposition of the investment.

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

17.  RESTATEMENT OF FINANCIAL STATEMENTS

     Contained in the Company's financial statements for the year ended August 31, 1997, whose report thereon was dated December 4, 1997, was the recognition of revenue related to the receipt of payment of a licensing fee (Note 6). The financial statements have been corrected to recognize revenue from the licensing fee over the seven-year term of the licensing agreement. Revenue previously recognized on the licensing fee was $200,000. Revenue recognized for the licensing fee in the restated financial statements is $53,758. The correction resulted in a decrease in revenue recognized in the amount of $146,242, for the year ended August 31, 1997. Total revenue was $865,384 in the previously issued financial statements and is $719,142 in the restated financial statements. Net loss was $(1,629,472) in the previously issued financial statements and is $(1,775,714) in the restated financial statements. The correction resulted in a change in the net loss per common share from $(0.11) per common share in the previously issued financial statements to $(0.12) per common share in the restated financial statements.

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

WAVETECH, INC.



Dated:  December 4, 1998           By: /s/ Gerald I. Quinn
                                       -----------------------------------
                                       GERALD I. QUINN, PRESIDENT AND
                                       CHIEF EXECUTIVE OFFICER, DIRECTOR
                                       (Principal Executive Officer)



Dated:  December 4, 1998           By: /s/ Lydia M. Montoya
                                       -----------------------------------
                                       LYDIA M. MONTOYA, CHIEF FINANCIAL OFFICER
                                       (Principal Financial Officer)



Dated:  December 4, 1998          By: /s/ Terrence E. Belsham
                                      -----------------------------------
                                      TERENCE E. BELSHAM, CHAIRMAN
                                      OF THE BOARD



Dated:  December 4, 1998          By: /s/ Richard P. Freeman
                                      -----------------------------------
                                      RICHARD P. FREEMAN, DIRECTOR



Dated:  December 4, 1998          By: /s/ Terrence H. Pocock
                                      -----------------------------------
                                      TERRENCE H. POCOCK, DIRECTOR