Form 10QSB/A
period 1997-11-30
WAVETECH INTERNATIONAL INC
filed 1998-12-07
CIK 799694

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

               Condensed Consolidated Statements of Operations for
               the Three Month Periods Ended November 30, 1997 and
               November 30, 1996 (Unaudited). . . . . . . . . . . . . . .    4

               Condensed Consolidated Statements of Cash Flows for
               the Three Month Periods Ended November 30, 1997 and
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
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)

                                                        1997           1996
                                                     -----------    -----------

Revenues                                             $    68,887    $     8,399
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)             52,570         51,230
   Development and administrative                        208,779        403,375
   Depreciation and amortization                          39,216         48,740
                                                     -----------    -----------
      Total expenses                                     300,565        503,345

Net loss from operations                                (231,678)      (494,946)

Other income and expense:
   Interest income                                             2          6,549
   Interest expense                                      (12,811)        (2,300)
   Debt conversion expense                               (92,894)            --
                                                     -----------    -----------
      Total other income and expense                    (105,703)         4,249

Net loss                                                (337,381)      (490,697)
                                                     ===========    ===========

Net loss per common share                            $     (0.02)   $     (0.03)
                                                     ===========    ===========

Weighted average number of shares outstanding         15,112,666     14,114,441
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

NOTE 2 - NOTES PAYABLE

     During the three months ended November 30, 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants (the "Warrants") to purchase an aggregate of 40,000 shares of the Company's Common Stock. Each of the Warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants were granted at the fair market value of the Common Stock on the date of the grant. The warrants were valued at $18,400. These warrants remained outstanding at November 30,1997. The Notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998 in cash or, at the option of each holder, in a number of shares of the Company's Common Stock equal to the aggregate unpaid principal and accrued interest divided by a price per share equal to the lesser of $0.35 or 80% of the closing bid price on the Nasdaq SmallCap Market on the date of conversion. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 was converted to 577,333 shares of Common Stock. The beneficial conversion feature of $92,894 is charged to expense in the current period.

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

NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS

     The Company's financial statements for the quarter ended November 30, 1997 have been restated to recognize revenue from the licensing fee over the seven-year term of the licensing agreement. Revenue previously recognized on the licensing fee was zero for the quarter ended November 30, 1997. Revenue recognized for the licensing fee in the restated financial statements is $17,857. The correction resulted in an increase in revenue recognized in the amount of $17,857 for the quarter ended November 30, 1997. The financial statements have also been restated to report $92,894 in debt conversion expense related to the conversion of notes payable to common stock (Note 2). The restated financial statements reflect a net increase in net loss of $75,037. The correction resulted in no change in the net loss per common share of $(0.02) per common share.

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

Wavetech currently has 306 cardholders active on its system. 8 new customers subscribed during the quarter ended November 30, 1997. Although the Company gained a few new customers several existing customers were lost through attrition.

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

COST OF SALES. Cost of sales increased to $52,570 for the three-month period ended November 30, 1997 from $51,230 for the three-month period ended November 30, 1996. Costs of sales associated with the resale of international minutes increased $32,009 during the three months ended November 30, 1997. During the three months ended November 30, 1997, commission costs decreased by $22,908 due to expenses incurred for several sales positions in the three months ended November 30, 1996. Call center costs decreased by $6,285 during the three months ended November 30, 1997 due to handling customer service calls in-house instead of using an outsourced call center.

DEVELOPMENT AND ADMINISTRATIVE EXPENSES. There were no development costs during the quarter ended November 30, 1997 as development on the system had been completed. General and administrative expenses decreased to $208,779 for the three-month period ended November 30, 1997 from $403,375 for the three-month period ended November 30, 1996. During the three-month period ended November 30, 1997, payroll and related expenses decreased by $105,536 due to a reduction in workforce within the Company. Marketing and advertising efforts were cutback resulting in a decrease of $40,208. Travel related expenses decreased by $27,492 due to fewer sales presentations during the three months ended November 30, 1997, and also because higher travel costs were incurred during the three months ended November 30, 1996 to install the Interpretel System purchased by Switch. Investor relations expenses decreased by $17,627 during the three months ended November 30, 1997, due to a Company decision not to attend a major investor relations conference.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $39,216 for the three months ended November 30, 1997 from $48,740 for the three months ended November 30, 1996.

INTEREST EXPENSE. Interest expense increased to $12,811 for the three months ended November 30, 1997 from $2,300 for the three months ended November 30, 1996. The increase in interest expense was related to interest from existing notes payables, the convertible notes payable and capital leases.

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