Form 10QSB/A
period 1998-02-28
WAVETECH INTERNATIONAL INC
filed 1998-12-07
CIK 799694

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


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               February 28, 1998 (Unaudited) and August 31, 1997
               (Audited) . . . . . . . . . . . . . . . . . . . . . . . . .    3

               Condensed Consolidated Statement of Operations for
               the Six Month Periods Ended February 28, 1998 and
               February 28, 1997 (Unaudited) . . . . . . . . . . . . . . .    4

               Condensed Consolidated Statements of Operations for
               the Three Month Periods Ended February 28, 1998 and
               February 28, 1997 (Unaudited) . . . . . . . . . . . . . . .    5

               Condensed Consolidated Statements of Cash Flows for
               the Six Month Periods Ended February 28, 1998 and
               February 28, 1997 (Unaudited) . . . . . . . . . . . . . . .    6

               Notes to Condensed Consolidated Financial Statements -
               February 28, 1998 and February 28, 1997
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .    9

PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   12

     ITEM 2.   Change in Securities. . . . . . . . . . . . . . . . . . . .   12

     ITEM 3.   Defaults upon Senior Securities . . . . . . . . . . . . . .   12

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . .   12

     ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . .   12

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

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
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                  (UNAUDITED)

                                                         1998           1997
                                                     -----------    -----------
Revenues                                             $   114,389    $   522,639
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)             75,189        515,413
   General and administrative                            440,816        807,475
   Depreciation and amortization                          78,434         97,759
                                                     -----------    -----------
      Total expenses                                     594,439      1,420,647

Net loss from operations                                (480,050)      (898,008)

Other income and expense:
   Interest income                                            52          8,105
   Interest expense                                      (18,931)        (5,838)
   Debt conversion expense                               (92,894)
                                                     -----------    -----------
      Total other income and expense                    (111,773)         2,267

Net loss                                                (591,823)      (895,741)
                                                     ===========    ===========

Net loss per common share, basic                     $     (0.04)   $     (0.06)
                                                     ===========    ===========

Net loss per common share, diluted                   $     (0.04)   $     (0.06)
                                                     ===========    ===========
Weighted average number of shares
 outstanding, basic                                   15,276,641     14,228,728
                                                     ===========    ===========
Weighted average number of shares
 outstanding, diluted                                 15,276,641     14,228,728
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                  (UNAUDITED)

                                                       1998            1997
                                                   ------------    ------------
Revenues                                           $     45,502    $    514,240
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)            22,619         464,184
   General and administrative                           232,037         404,377
   Depreciation and amortization                         39,217          48,740
                                                   ------------    ------------
      Total expenses                                    293,873         917,301

Net loss from operations                               (248,371)       (403,061)

Other income and expense:
   Interest income                                           50           1,555
   Interest expense                                      (6,121)         (3,538)
                                                   ------------    ------------
      Total other income and expense                     (6,071)         (1,983)

Net loss                                               (254,442)       (405,044)
                                                   ============    ============

Net loss per common share, basic                   $      (0.02)   $      (0.03)
                                                   ============    ============

Net loss per common share, diluted                 $      (0.02)   $      (0.03)
                                                   ============    ============
Weighted average number of shares
 outstanding, basic                                  15,406,797      14,314,442
                                                   ============    ============
Weighted average number of shares
 outstanding, diluted                                15,406,797      14,314,442
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

NOTE 2 - NOTES PAYABLE

     During the three months ended November 30, 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants (the "Warrants") to purchase an aggregate of 40,000 shares of the Company's Common Stock. Each of the Warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants were granted at the fair market value of the Common Stock on the date of the grant. The warrants were valued at $18,400. These warrants remained outstanding at February 28, 1998. The Notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998 in cash or, at the option of each holder, in a number of shares of the Company's Common Stock equal to the aggregate unpaid principal and accrued interest divided by a price per share equal to the lesser of $0.35 or 80% of the closing bid price on the Nasdaq SmallCap Market on the date of conversion. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 was converted to 577,333 shares of Common Stock. The beneficial conversion feature of $92,894 was charged to expense.

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

NOTE 4 - RESTATEMENT OF FINANCIAL STATEMENTS

Contained in the Company's financial statements for the quarter and the six months ended February 28, 1998 was the recognition of revenue related to the receipt of payment of licensing fee. The financial statements have been corrected to recognize revenue from the licensing fee over the seven-year term of the licensing agreement. Revenue previously recognized for the licensing fee was zero. Revenue recognized for the licensing fee in the restated financial statements is $17,857 and $35,714 for the quarter and the six months ended February 28, 1998, respectively. The correction resulted in an increase in revenue recognized in the amount of $17,857 and $35,714 for the quarter and the six months ended February 28, 9198. The correction resulted in an decrease in the net loss recognized in the amount of $17,857 and $35,714 for the quarter and the six months ended February 28, 1998. This correction resulted in a change in the net loss per common share from $(0.02) and $(0.03) per common share in the previously issued financial statements to $(0.02) and $(0.04) per common share in the restated financial statements for the quarter and the six months, respectively.

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

     Wavetech currently has 315 cardholders active on its system. Eleven new customers subscribed during the quarter ended February 28, 1998. Although the Company gained a few new customers, several existing customers were lost through attrition.


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

     COST OF SALES. Cost of sales decreased to $22,619 for the three-month period ended February 28, 1998 from $464,184 for the three-month period ended
February 28, 1997. $378,009 of the decrease was due to the cost of the Interpretel System hardware and third party software that was sold to Switch in 1997. No direct mail promotions were created and mailed in the three-month period ended February 28, 1998, which resulted in a decrease of $62,190 in marketing and fulfillment expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. Other costs decreased to $232,037 for the three-month period ended February 28, 1998 from $404,377 for the three-month period ended February 28, 1997. Payroll and related expenses decreased by $118,359. This decrease was due largely to a reduction in the number of persons employed by the Company. This reduction was implemented primarily to reduce the Company's operating expenses, as current programs were not generating significant revenues. Fees paid for legal and other professional services decreased by $28,481. Marketing expenses for general Company collateral decreased by $17,289.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $39,217 for the three month period ended February 28, 1998 from $48,740 for the three month period ended February 28, 1997.

     INTEREST EXPENSE. Interest expense increased to $6,121 for the three-month period ended February 28, 1998 from $3,538 for the three-month period ended February 28, 1997. The increase in interest expense was related to interest from existing notes payable and capital leases.


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

     COST OF SALES. Cost of sales decreased to $75,189 for the six months ended February 28, 1998 from $515,413 for the six months ended February 28, 1997. $378,009 of the decrease was attributable to the costs associated with the sale of the Interpretel System during the quarter ended February 28, 1997. $67,556 of the decrease was due to development and printing costs for marketing and fulfillment collateral being produced during the six months period ended February 28, 1997. Call center expenses decreased by $6,079 as customer service calls were being answered in-house during the six months ended February 28, 1998, rather than use an outside call center. Costs associated with the resale of international minutes increased by $20,810 during the six months ended February 28, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. Expenses decreased to $440,816 for the six months ended February 28, 1998 from $807,475 for the six months ended February 28, 1997. $216,150 was due to a decreased in payroll and related expenses as the Company reduced its workforce during the six-month period ended February 28, 1998. A decrease of $57,497 was related to expenses incurred in the six months ended February 28, 1997 for creating general marketing materials for the Company. Investor relations expenses decreased by $25,062, primarily due to a Company decision not to attend a major investor relations conference during the six months ended February 28, 1998. Travel and related expenses decreased by $20,200 due to less travel for sales presentations. Professional fees decreased by $14,555 due to using fewer outside consulting services during the six months ended February 28, 1998.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $78,434 during the six month period ended February 28, 1998 from $97,759 for the six month period ended February 28, 1997.

     INTEREST EXPENSE. Interest expense increased to $18,931 for the six months ended February 28, 1998 from $5,838 for the six months ended February 28, 1997. The increase in interest expense was related to interest from existing notes payable and capital leases.

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


Dated:  December 4, 1998              WAVETECH INTERNATIONAL, INC.




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