Form 10QSB/A
period 1998-05-31
WAVETECH INTERNATIONAL INC
filed 1998-12-07
CIK 799694

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


                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               May 31, 1998 (Unaudited) and August 31, 1997. . . . . . .     3

               Condensed Consolidated Statements of Operations for
               the Nine Month Periods Ended May 31, 1998, and May 31,
               1997 (Unaudited). . . . . . . . . . . . . . . . . . . . .     4

               Condensed Consolidated Statements of  Operations for
               the Three Month Periods Ended May 31, 1998 and May 31,
               1997 (Unaudited). . . . . . . . . . . . . . . . . . . . .     5

               Condensed Consolidated Statements of Cash Flows for
               the Nine Month Periods Ended May 31, 1998 and May 31,
               1997 (Unaudited). . . . . . . . . . . . . . . . . . . . .     6

               Notes to Condensed Consolidated Financial Statements -
               May 31, 1998 and May 31, 1997 (Unaudited) . . . . . . . .     7

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .    11


PART II.       OTHER INFORMATION

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .    16

     ITEM 2.   Change in Securities. . . . . . . . . . . . . . . . . . .    16

     ITEM 3.   Defaults upon Senior Securities . . . . . . . . . . . . .    17

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . .    17

     ITEM 5    Other Information . . . . . . . . . . . . . . . . . . . .    17

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .  .   18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MAY 31, 1998 (UNAUDITED) AND AUGUST 31, 1997

                                     ASSETS
                                                        May 31       August 31
                                                         1998           1997
Current assets:                                      -----------    -----------
   Cash and cash equivalents                         $   448,317    $    13,329
   Accounts receivable, net of allowance of $527          38,176         26,273
   Prepaid expenses and other assets                      10,546          9,725
                                                     -----------    -----------
      Total current assets                               497,039         49,327
Property and equipment, net                              295,582        410,182
Other assets:
   Investment in Switch Telecommunications Pty Ltd     2,316,165      2,316,165
   Intangibles, net                                       26,439         29,489
   Deposits and other assets                              30,083         35,633
                                                     -----------    -----------
      Total other assets                               2,372,687      2,381,287
                                                     -----------    -----------
      Total assets                                   $ 3,165,308    $ 2,840,796
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses             $   230,742    $   395,222
   Accrued interest payable                               16,667          5,248
   Dividends payable                                       3,900
   Deferred revenue, current                              71,428         71,428
   Notes payable, current portion                        393,000        172,071
   Capital leases payable, current portion                44,455         56,119
                                                     -----------    -----------
      Total current liabilities                          760,192        700,088
Other liabilities:
   Capital leases payable                                 35,624         53,892
   Deferred revenue                                       21,430         75,001
                                                     -----------    -----------
      Total liabilities                                  817,246        828,981

Stockholders' equity:
   Preferred Stock, par value
   $.001 per share; 10,000,000 shares
   authorized, 600 shares issued and outstanding               1
   Common Stock, par value
   $.001 per share; 50,000,000 shares
   authorized, 16,994,976 and 15,076,807 shares
   issued and outstanding                                 16,995         15,077
Additional paid in capital                             8,429,866      7,024,823
Retained earnings (accumulated deficit)               (6,098,800)    (5,028,085)
                                                     -----------    -----------
      Total stockholders' equity                       2,348,062      2,011,815
                                                     -----------    -----------
      Total liabilities and stockholders' equity     $ 3,165,308    $ 2,840,796
                                                     ===========    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE MONTH PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (UNAUDITED)

                                                         1998           1997
                                                     -----------    -----------

Revenues                                            $    147,360    $   633,693
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)             82,144        599,474
   General and administrative                            767,266      1,252,423
   Depreciation and amortization                         117,651        146,915
                                                    ------------    -----------
      Total expenses                                     967,061      1,998,812

Net loss from operations                                (819,701)    (1,365,119)

Other income and expense:
   Interest income                                         2,008          8,497
   Interest expense                                      (33,332)       (16,947)
   Debt conversion expense                               (92,894)
                                                    ------------    -----------
      Total other income and expense                    (124,218)        (8,450)

Net loss                                                (943,919)    (1,373,569)
                                                    ============    ===========
Net loss per common share, basic                    $      (0.06)   $     (0.10)
                                                    ============    ===========
Net loss per common share, diluted                  $      (0.06)   $     (0.10)
                                                    ============    ===========
Weighted average number of shares
 outstanding, basic                                   15,674,910     14,364,769
                                                    ============    ===========
Weighted average number of shares
 outstanding, diluted                                 15,674,910     14,364,769
                                                    ============    ===========

                         WAVETECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS ENDED MAY 31, 1998 AND MAY 31, 1997 (UNAUDITED)

                                                         1998           1997
                                                     -----------    -----------

Revenues                                             $    32,971    $   110,700
Expenses:
   Cost of sales (exclusive of depreciation
     and amortization shown separately below)              6,955         84,060
   General and administrative                            326,866        445,011
   Depreciation and amortization                          38,800         48,740
                                                     -----------    -----------
      Total expenses                                     372,621        577,811

Net loss from operations                                (339,650)      (467,111)

Other income and expense:
   Interest income                                         1,956            391
   Interest expense                                      (14,401)       (11,109)
                                                     -----------    -----------
      Total other income and expense                     (12,445)       (10,718)

Net loss                                                (352,095)      (477,829)
                                                     ===========    ===========

Net loss per common share, basic                     $     (0.02)   $     (0.03)
                                                     ===========    ===========

Net loss per common share, diluted                   $     (0.02)   $     (0.03)
                                                     ===========    ===========
Weighted average number of shares
 outstanding, basic                                   16,503,928     14,640,260
                                                     ===========    ===========
Weighted average number of shares
 outstanding, diluted                                 16,503,928     14,640,260
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

NOTE 2 - NOTES PAYABLE

During the three months ended November 30, 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants (the "Warrants") to purchase an aggregate of 40,000 shares of the Company's Common Stock. Each of the Warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 per share. The warrants were granted at the fair market value of the Common Stock on the date of the grant. The warrants were valued at $18,400. These warrants remained outstanding at May 31, 1998. The Notes accrue interest at a rate of 12% per annum and principal and accrued interest thereon is payable on or before April 24, 1998 in cash or, at the option of each holder, in a number of shares of the Company's Common Stock equal to the aggregate unpaid principal and accrued interest divided by a price per share equal to the lesser of $0.35 or 80% of the closing bid price on the Nasdaq SmallCap Market on the date of conversion. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 was converted to 577,333 shares of Common Stock. The beneficial conversion feature of $92,894 was charged to expense.

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

The Preferred Stock must be registered no later than 120 days after issuance. If registration is not made within this time period, then two percent of the total Purchase Price on a pro-rated basis for each 30 day period until such registration is effective shall be paid. The Purchase Price is $1,000 per share.

If following the second anniversary of the issuance there are any outstanding shares of Preferred Stock, then all such shares shall be automatically converted into Common Stock at the Conversion Price specified above.

The beneficial conversion feature of $122,894 resulted in a charge to retained earnings in the current period.


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

During the quarter ended May 31, 1998, the Company offered to all warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.585 per common share, the fair market value of the common shock on the date of the offer. The warrants were initially issued with debt. The debt was converted to common stock at face value plus accrued interest during the year ended August 31, 1996. A total of 380,280 out of 784,781 warrants were exercised under this special offer and the balance of

404,501 warrants expired on May 31, 1998. The Company received $222,503 for the warrants. The Company recorded the proceeds from the exercise of warrants as an increase to additional paid-in capital.

NOTE 4 - AGREEMENTS WITH SWITCH TELECOMMUNICATIONS PTY LTD

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

NOTE 5 - PER SHARE DATA

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

NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS

Contained in the Company's financial statements for the quarter and the nine months ended May 31, 1998 was the recognition of revenue related to the receipt of payment of a licensing fee. The financial statements have been corrected to recognize revenue from the licensing fee over the seven-year term of the licensing agreement. Revenue previously recognized for the licensing fee was zero. Revenue recognized for the licensing fee in the restated financial statements is $17,857 and $53,571 for the quarter and the nine months ended May 31, 1998. The correction resulted in an increase in revenue recognized in the amount of $17,857 and $53,571 for the quarter and the nine months ended May 31, 1998. The correction resulted in a decrease in the net loss recognized in the amount of $17,857 and $53,571 for the quarter and the nine months ended May 31, 1998. This correction resulted in no change in the net loss per common share of $(0.02) and $(0.06) for the quarter and the nine months, respectively.

Also contained in the Company's financial statements for the quarter and the nine months ended May 31, 1998, was dividend expense of $3,900. The Company's auditors reclassified accrued dividends to retained earnings. This correction resulted in no change in the net loss per common share of $(0.02) and ($(0.06) for the quarter and the nine months, respectively.

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

On May 31, 1998, Wavetech had 311 cardholders active on its system. Fourteen new customers subscribed during the quarter ended May 31, 1998. As of September 24, 1998, Wavetech had 308 cardholders active on its system. Although the Company gained a few new customers, several existing customers were lost through attrition. It is the Company's intention to significantly reduce its overhead expenditures and operational activities until such time as the merger is complete, if ever.


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

GENERAL AND ADMINISTRATIVE EXPENSES. Expenses decreased to $326,866 for the three months ended May 31, 1998 from $445,011 for the three months ended May 31, 1997. A decrease in payroll and related expenses accounted for $75,570 due to a reduction in the workforce during the three months ended May 31, 1998. Investor relations expenses decreased by $28,566 as costs for the annual meeting were incurred during the three months ended May 31, 1997. Platform services and fees decreased by $14,488 due to renegotiations of costs. Most of the expenses during the quarter have been related to the cost of the proposed merger with Imagitel, Inc.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $38,800 for the three month period ended May 31, 1998 from $48,740 for the three month period ended May 31, 1997.

INTEREST EXPENSE. Interest expense increased to $14,401 for the three-month period ended May 31, 1998 from $11,109 for the three-month period ended May 31, 1997. The increase was due to interest on notes payable, line of credit and capital leases.


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

COST OF SALES. Total cost of sales decreased to $82,144 for the nine months ended May 31, 1998 from $599,474 for the nine months ended May 31, 1997. The largest decrease in cost of sales was $378,009 for costs related to the sale of the Interpretel System to Switch during the nine months ended May 31, 1997. During the nine months ended May 31, 1998, the Company was not implementing any new direct mail marketing initiatives, so marketing and fulfillment costs decreased by $69,153 over the same period in 1997. A decrease of $33,077 was due to lower costs for calling card services, such as long distance and news services, due to lower revenues of those services. Costs associated with the resale of international minutes decreased by $27,966 during the three months ended May 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. Expenses decreased to $767,266 for the nine months ended May 31, 1998 from $1,252,423 for the same period in 1997. Payroll and related expenses decreased by $291,719 due to a reduction in the workforce during the nine months ended May 31, 1998 compared to the same period in 1997. Investor relations expenses decreased by $53,628, primarily due to annual meeting and conference expenses during the nine months ended May 31, 1997. Development of general Company marketing collateral was completed in 1997, thereby resulting in a $48,661 decrease in the nine months ended May 31, 1998. Travel and related expenses decreased by $34,734, due to fewer sales presentations during the nine months ended May 31, 1998, and also travel expenses to install the Interpretel System for Switch were incurred during the nine months ended May 31, 1997. Platform services and fees decreased by $18,414 due to renegotiations of costs. Legal and other professional fees increased by $21,191 during the nine months ended May 31, 1998, due to costs associated with the proposed merger with Imagitel. The Company expects its costs and expenses to increase in the future when, if ever, it has adequate resources to implement its business and growth strategy.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $117,651 during the nine months ended May 31, 1998 from $146,915 for the nine months ended May 31, 1997.

INTEREST EXPENSE. Interest expense increased to $33,332 for the nine months ended May 31, 1998 from $16,947 for the nine months ended May 31, 1997. The increase was due to interest on notes payable, convertible notes payable, line of credit and capital leases.

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