Form 10QSB
period 1998-11-30
WAVETECH INTERNATIONAL INC
filed 1999-01-13
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 11, 1999.

          CLASS                                  NO. OF SHARES OUTSTANDING
          -----                                  -------------------------

Common Stock, Par Value $.001                            2,858,523


Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                                      INDEX

                          WAVETECH INTERNATIONAL, INC.

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                Condensed Consolidated Balance Sheets --
                November 30, 1998 (Unaudited) and August 31, 1998
                (Audited).................................................   3

                Condensed Consolidated Statements of Operations for
                the Three Month Periods Ended November 30, 1998 and
                November 30, 1997 (Unaudited).............................   4

                Condensed Consolidated Statements of Cash Flows for
                the Three Month Periods Ended November 30, 1998 and
                November 30, 1997 (Unaudited).............................   5

                Notes to Condensed Consolidated Financial Statements --
                November 30, 1998 and November 30, 1997 (Unaudited).......   6

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   7

PART II.   OTHER INFORMATION

        ITEM 1. Legal Proceedings.........................................  10

        ITEM 2. Change in Securities......................................  10

        ITEM 3. Defaults upon Senior Securities...........................  10

        ITEM 4. Submission of Matters to a Vote of Security Holders.......  10

        ITEM 5. Other Information.........................................  11

        ITEM 6. Exhibits and Reports on Form 8-K..........................  11

SIGNATURES................................................................  12

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           NOVEMBER 30, 1998 (UNAUDITED) AND AUGUST 31, 1998 (AUDITED)

                                     ASSETS

                                                     November 30     August 31
                                                        1998           1998
                                                        ----           ----
Current assets:
 Cash and cash equivalents                          $ 1,997,566     $ 2,202,573
 Accounts receivable, net                                18,276          18,276
 Prepaid expenses and other assets                        9,829           6,547
                                                    -----------     -----------

      Total current assets                            2,025,671       2,227,396

Property and equipment, net                             233,984         259,270

Noncurrent assets:
 Intangibles, net                                        24,405          25,422
 Deposits and other assets                               30,083          30,083
                                                    -----------     -----------

 Total noncurrent assets                                 54,488          55,505
                                                    -----------     -----------

      Total assets                                  $ 2,314,143     $ 2,542,171
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses              $   225,464     $   246,666
 Accrued interest payable                                 3,055           8,579
 Notes payable, current portion                          13,000          63,000
 Capital leases payable, current portion                 45,305          45,709
                                                    -----------     -----------

      Total current liabilities                         286,824         363,954

Noncurrent liabilities:
 Capital leases payable                                  14,780          25,265
                                                    -----------     -----------

         Total liabilities                              301,604         389,219

Stockholders' equity:
 Common stock, par value $.001 per share;
  50,000,000 shares authorized, 2,858,523
  and 2,832,481 shares issued and outstanding             2,859           2,832
 Additional paid in capital                           8,581,058       8,531,086
 Accumulated deficit                                 (6,571,378)     (6,380,966)
                                                    -----------     -----------

      Total stockholders' equity                      2,012,539       2,152,952
                                                    -----------     -----------

      Total liabilities and stockholders' equity    $ 2,314,143     $ 2,542,171
                                                    ===========     ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 1998
                        AND NOVEMBER 30, 1997 (UNAUDITED)

                                                         1998          1997
                                                         ----          ----
Revenues                                            $    3,276     $   68,887

Expenses:
  Cost of sales (exclusive of depreciation
    and amortization shown separately below)             4,526         52,570
  General and administrative                           163,473        208,779
  Depreciation and amortization                         26,304         39,216
                                                    ----------     ----------

      Total expenses                                   194,303        300,565

Net loss from operations                              (191,027)      (231,678)

Other income and expense:
  Interest income                                       24,057              2
  Interest expense                                      (3,312)       (12,811)
  Merger expenses                                      (11,031)           -0-
  Debt conversion expense                                  -0-        (92,894)
                                                    ----------     ----------
      Total other income and expense                     9,714       (105,703)
                                                    ----------     ----------
Net loss before preferred dividends                   (181,313)      (337,381)

Dividends on preferred stock                             9,100            -0-
                                                    ----------     ----------
Net loss available to common shareholders           $ (190,413)    $ (337,381)
                                                    ==========     ==========

Net loss per common share, basic                    $    (0.06)    $    (0.13)
                                                    ==========     ==========

Net loss per common share, diluted                  $    (0.06)    $    (0.13)
                                                    ==========     ==========
Weighted average number of shares outstanding,
basic (Note 3)                                       2,885,154      2,518,778
                                                    ==========     ==========
Weighted average number of shares outstanding,
diluted (Note 3)                                     2,885,154      2,518,778
                                                    ==========     ==========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                            1998          1997
                                                            ----          ----
Cash flows from operating activities:
  Net Loss                                              $ (181,313)   $(337,381)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                             26,304       39,216
  Debt conversion expense                                      -0-       92,894
  Common stock issued for services and accrued interest        -0-       44,191
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable
    and other current assets                                (3,282)      (2,591)
   (Decrease) in accounts payable and
    accrued expenses                                       (21,103)      (6,530)
   (Decrease) in accrued interest payable                   (5,524)      (2,720)
   (Decrease) in deferred revenue                              -0-      (17,857)
                                                        ----------    ---------

      Total Adjustments                                     (3,605)     146,603

      Net cash used in operating activities               (184,918)    (190,778)

Cash flows from investing activities:

      Net cash used in investing activities                    -0-          -0-

Cash flows from financing activities:
  Proceeds from notes payable                                  -0-      250,000
  Payments on capital lease payable                        (10,889)      (8,251)
  Dividends paid                                            (9,200)          64
                                                        ----------    ---------

      Net cash provided by financing activities            (20,089)     241,813

Net increase (decrease) in cash                           (205,007)      51,035

Cash and cash equivalents, beginning of period           2,202,573       13,329
                                                        ----------    ---------

Cash and cash equivalents, end of period                $1,997,566    $  64,364
                                                        ==========    =========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999. For further information, refer to the Company's financial statements for the year ended August 31, 1998 included in its Form 10-KSB.

     The consolidated financial statements include the accounts of Wavetech International, Inc. (the Company), and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel) and Telplex International Communications, Inc. (Telplex). All material intercompany balances and transactions have been eliminated.

     On December 18, 1998, the Company effected a one-for-six reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split.

NOTE 2 - NOTES PAYABLE

     On October 12, 1998, a note payable for $50,000, plus accrued interest, was converted into 26,042 shares of Common Stock. The conversion price of $1.92 was based on the closing bid price on the Nasdaq SmallCap Market on the date of the letter of agreement for repayment of this note. (Common Stock information is post-split.)

NOTE 3 - PER SHARE DATA

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. On December 18, 1998, the Company effected a one-for-six reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. At November 30, 1998, the Company had outstanding options to purchase 441,667 shares of Common Stock at exercise prices ranging from $1.50 to $4.86 per share and 382,500 common stock warrants with exercise prices ranging from $2.28 to $10.50 per share. At November 30, 1997, the Company had outstanding options to purchase 378,333 shares of Common Stock at exercise prices ranging from $3.96 to $4.86 per share and 509,901 common stock warrants with exercise prices ranging from $2.64 to $21.00 per share. Common stock equivalents from stock options and warrants are excluded from the computation when the effect is anti-dilutive. Prior period amounts have been restated in accordance with SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING A PROPOSED MERGER OR THE FUTURE FINANCIAL PERFORMANCE OF WAVETECH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY WAVETECH WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WAVETECH IS NOT UNDERTAKING ANY OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

OPERATIONS OVERVIEW

     The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During the three-month period ended November 30, 1998, the majority of the Company's management time and other resources were spent in evaluating potential merger and/or acquisition candidates.

     On November 6, 1998, the Company signed a definitive Merger Agreement with DCI Telecommunications, Inc. ("DCI"). Through its subsidiaries and joint ventures, DCI provides international long distance telecommunications, prepaid telephone cards, Internet-related services, media distribution services and travel services. Pursuant to this agreement, DCI will be merged into the Company. At closing, Wavetech will exchange one share of its common stock for each share of DCI common stock. As a result, DCI will become a wholly-owned subsidiary of Wavetech and its shareholders will hold in excess of 85% of the Wavetech common stock to be outstanding at that time. The Company expects the Merger to create an international carrier with enhanced services, call management and switching equipment in the U.S., Canada, Europe and the Far East.

     During the quarter ended November 30, 1998, the Company was notified by The Nasdaq Stock Market ("Nasdaq") that its Common Stock would be delisted from the Nasdaq SmallCap Market because it was not in compliance with the $1.00 minimum bid price requirement. The Company appealed Nasdaq's decision to delist its Common Stock for failure to meet this requirement at a hearing on November 19, 1998. On December 9, 1998, the Company was notified by Nasdaq that its Common Stock will continue to be listed on the Nasdaq SmallCap market via an exception from the minimum bid price requirement, provided the Company meets certain conditions. One of the conditions was that the Company's stock meet the $1.00 minimum bid price. To comply with this requirement, on December 18, 1998, the Company effected a one-for-six reverse split, which had been previously approved by its shareholders on May 26, 1998.

     The Company continues to support its current subscribers and acquire new subscribers through its ongoing programs. As of November 30, 1998, the Company had 279 cardholders active on its system. 31 new customers subscribed during the quarter ended November 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

     REVENUES. Revenues decreased to $3,276 for the three months ended November 30, 1998 from $68,887 for the three months ended November 30, 1997. During fiscal 1998, the Company made a decision to wind down its wholesale business of reselling international long distance minutes. Revenues from the resale of international long distance minutes therefore decreased to zero for the three months ended November 30, 1998 as compared to $39,320 for the three months ended November 30, 1997. A licensing agreement with Switch Telecommunications was also terminated during fiscal 1998 so license fee revenues decreased to zero in the three months ended November 30, 1998 as compared to $17,857 for the three months ended November 30, 1997. During the three months ended November 30, 1998, the Company did not initiate any new marketing to solicit new subscribers. The Company's management believes that the absence of such initiatives is at least partially responsible for a decrease in its revenues from enhanced calling card services, such as domestic long distance minutes and voice and fax mail services. During this period, revenues from these operations decreased by $8,457 to $3,276.

     COST OF SALES. Cost of sales decreased to $4,526 for the three-month period ended November 30, 1998 from $52,570 for the three months ended November 30, 1997. Costs associated with the resale of international minutes decreased to zero for the three months ended November 30, 1998 from $32,009, due to the decision to wind down the wholesale business of reselling international long distance minutes. During fiscal 1998, the Company renegotiated fees related to T1 telephone access lines and related maintenance costs. This resulted in a decrease of $9,393 for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. Costs to provide enhanced calling card services, such as domestic long distance and voice and fax mail services, decreased by $6,640 for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. This decrease resulted from the Company's decision not to implement new marketing initiatives. As a result, the Company's costs associated with revenues from its enhanced calling card services also decreased.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $163,473 for the three months ended November 30, 1998 from $208,779 for the three months ended November 30, 1997. During fiscal 1998, the Company renegotiated fees for its call processing platform services which resulted in a decrease of $25,231 for these expenses for the three months ended November 30, 1998. A decrease of $9,148 was due to expenses in the prior year period for consulting fees for an investor relations firm. The Company handled investor relations in house during the three months ended November 30, 1998. General legal and professional fees decreased by $15,237 for the three months ended November 30, 1998. However, legal expenses of $11,031 were incurred in connection with the pending merger with DCI and have been included in a separate expense category "Merger Expenses" (see "Merger Expenses" paragraph below).

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $26,304 for the three months ended November 30, 1998 from $39,216 for the three months ended November 30, 1997. This decrease was due to normal depreciation and amortization adjustments as assets age.

     INTEREST INCOME. Interest income increased to $24,057 for the three months ended November 30, 1998 from $2 for the three months ended November 30, 1997. All of the Company's interest income during the quarter ended November 30, 1998 was from its money market fund. The increase in interest income was attributable to improved performance of the Company's portfolio.

     INTEREST EXPENSE. Interest expense decreased to $3,312 for the three months ended November 30, 1998 from $12,811 for the three months ended November 30, 1997. The decrease in interest expense was related to higher interest costs in the prior year period associated with notes payables and convertible notes payable.

     MERGER EXPENSES. Costs incurred during the three months ended November 30, 1998 as a result of the pending merger with DCI totaled $11,031. These expenses were primarily legal fees. No such costs were incurred during the comparable period of the prior year.

     DEBT CONVERSION EXPENSE. Debt conversion costs decreased to zero for the three months ended November 30, 1998 from $92,894 for the three months ended
November 30, 1997. This decrease was due to an expense in the 1997 period resulting from converting certain notes payable and accrued interest thereon into common stock.

     PREFERRED DIVIDENDS. Preferred dividends increased $9,100 for the quarter ended November 30, 1998. The increase is due to the issuance of 600 shares of Series A Convertible Preferred Stock in April 1998. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are payable quarterly, and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has opted to pay the dividends in cash.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1998 the Company had cash of $1,997,566. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon issuance of debt or equity in order to raise capital. The Company is currently conserving its capital resources pending completion of the Merger with DCI. The Company averages approximately $62,000 a month in expenses, which include costs associated with the Merger. The Company is currently seeking other financing resources, however, the ability of the Company to finance new operations will depend on external sources. No assurance can be given that additional financing will be available, or if available, that it will be on acceptable terms. Any debt issued by the Company may result in additional interest expense and the imposition of certain restrictive covenants upon the Company and its operations. Additionally, the issuance of equity may be dilutive to the Company's existing shareholders.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

RISKS ASSOCIATED WITH YEAR 2000

     Many computer programs were designed to recognize calendar years by their last two digits. As a result, such programs are expected to misidentify dates commencing in calendar year 2000. This problem is referred to as the "Year 2000 Issue." These errors are likely to lead to computer errors, miscalculations, delays and business interruptions if not properly corrected in a timely manner. The Company's main billing program was originally written to accept dates from the year 2000 and beyond. However, the Company has hired an independent consultant to review the billing system for the purpose of thoroughly testing its operation for readiness associated with the Year 2000 Issue. Estimated costs for the consultant and associated testing activities is $700. The Company anticipates that such assessment and any necessary modifications will be completed by March 31, 1999. The Company is in the process of testing all other internal systems and believes that no modifications to such systems will be necessary. Total costs incurred and expensed to date by the Company in connection with its Year 2000 software compliance equal approximately $5,000.

     The Company has also contacted its major supplier, which handles the call processing software and supports platform services. The Company's call processing hardware and operating systems are not currently able to address the Year 2000 Issue. Modifications to this system have begun and the host server's operating system is expected to be compliant no later than March 31, 1999. The Company does not have material relationships with any other third partners upon which its business and operations are substantially dependent. However, it intends to seek assurances from any third parties with which it enters into agreements in the future that the systems are compliant with the Year 2000 Issue. The Company currently estimates that its total costs to be incurred relating to the Year 2000 issue will be approximately $60,000.

     Presently, the Company is currently exploring options to develop a contingency plan in the event it is unable to correct any vulnerability to the Year 2000 Issue, such as using a service bureau to temporarily process calls and run applications, should any problems arise in system operations. The Company believes there exist multiple alternative suppliers for these services. However, if it is unable to obtain such services and at terms acceptable to it, it may be forced to interrupt or suspend its services. In addition, even if available, the Company may be required to incur substantially higher costs in order to provide such services. The Company has adequate resources to complete its Year 2000 assessment and any necessary modifications. The Company estimates that it has completed 70% of its assessment and that 30% of the necessary modifications have been made.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On December 22, 1998, Gregg Garrett filed a complaint in the Arizona Supreme Court for Maricopa County in which the Company was named as a defendant, along with certain affiliates of the Company. The complaint alleges that Mr. Garrett performed certain services on behalf of the Company for the purpose of identifying and contacting potential merger candidates for the Company. The complaint further alleges that, as consideration for Mr. Garrett performing such services, he is entitled to receive an unspecified amount of monetary damages, declaratory relief as to the facts alleged in the complaint and unspecified costs and attorney's fees in an amount in excess of $5,500,000. The Company believes that Mr. Garrett's claims are without merit and intends to vigorously defend itself in this matter. If, however, the Company is unsuccessful as to one or more of the claims made in the complaint, it could be required to pay a substantial amount of money to Mr. Garrett. Any such payment could materially adversely affect the Company's liquidity and capital resources.

ITEM 2. CHANGE IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On December 9, 1998, following the end of the quarterly period to which this report relates, the Company was notified by Nasdaq that its Common Stock will continue to be listed on the Nasdaq SmallCap Market via an exception from the minimum bid price requirement, provided the Company meets certain conditions. One of the conditions was that the Company's stock meet the $1.00 minimum bid price on or before December 18, 1998. To comply with this requirement, on December 18, 1998, the Company effected a one-for-six reverse split, which had been previously approved by its shareholders on May 26, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     a)   Exhibits.

          Number           Description                    Method of Filing
          ------           -----------                    ----------------

           27         Financial Data Schedule              Filed herewith


     b)   Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   January 11, 1999        WAVETECH INTERNATIONAL, INC.

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