Form 10KSB/A
period 1998-08-31
WAVETECH INTERNATIONAL INC
filed 1999-02-25
CIK 799694

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

                         COMMISSION FILE NUMBER: 0-15482


                          WAVETECH INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its Charter)


          Nevada                                                86-0916826
----------------------------                              ----------------------
(State or other jurisdiction                                  (IRS Employer
     of incorporation)                                    Identification Number)


            5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (520) 750-9093
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              Securities registered under Section 12(g) of the Act:

                                                    Name of each exchange
          Title of Each Class                        on which registered
          -------------------                        -------------------
                 None                                        None

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq SmallCap Market. The high and low bid prices of the Company's Common Stock as reported by Nasdaq from September 1, 1996 through August 31, 1998 by fiscal quarters (i.e. 1st Quarter = September 1 through November 30) were as follows:

                  1st Qtr           2nd Qtr          3rd Qtr          4th Qtr
                ------------      ------------     -----------      -----------
                High     Low      High     Low     High    Low      High    Low
                ----     ---      ----     ---     ----    ---      ----    ---
1997:
Common Stock   1 1/16   17/32    1 1/32    1/4     15/16   11/32     3/4    5/16

1998:
Common Stock    19/32    3/8      15/32   13/32    11/16    9/16    23/32   7/32

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


         PREFERRED DIVIDENDS. Preferred dividends increased to $135,994 for the year ended August 31, 1998 from zero for the year ended August 31, 1997. The increase is due to the issuance of 600 shares of Series A Convertible Preferred Stock in April 1998. The amount is comprised of $122,894 recorded as the preferred stock conversion benefit and $13,100 recorded as the cumulative preferred dividend. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are payable quarterly, and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has opted to pay the cumulative preferred dividend in cash.


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

RISKS ASSOCIATED WITH YEAR 2000


     Many computer programs were designed to recognize calendar years by their last two digits. As a result, such programs are expected to misidentify dates commencing in calendar year 2000. This problem is referred to as the "Year 2000 Issue." These errors are likely to lead to computer errors, miscalculations, delays and business interruptions if not properly corrected in a timely manner. The Company's main billing program was originally written to accept dates from the year 2000 and beyond. However, the Company has hired an independent consultant to review the billing system for the purpose of thoroughly testing its operation for readiness associated with the Year 2000 Issue. Estimated costs for the consultant and associated testing activities is $700. The Company anticipates that such assessment and any necessary modifications will be completed by March 31, 1999. The Company is in the process of testing all other internal systems and believes that no modifications to such systems will be necessary. Total costs incurred and expensed to date by the Company in connection with its assessment of its Year 2000 software compliance equal approximately $5,000.

     The Company has also contacted its major supplier, which handles the call processing software and supports platform services. The Company's call processing hardware and operating systems are not currently able to address the Year 2000 Issue. Modifications to this system have begun and the host server's operating system is expected to be compliant no later than March 31, 1999. The Company does not have material relationships with any other third parties upon which its business and operations are substantially dependent. However, it intends to seek assurances from any third parties with which it enters into agreements in the future that the systems are compliant with the Year 2000 Issue. The Company currently estimates that its total costs to be incurred relating to the Year 2000 Issue will be approximately $60,000. When costs associated with the Year 2000 Issue are incurred, the Company intends to charge these costs to "Expense."

     Presently, the Company is exploring options to develop a contingency plan in the event it is unable to correct any vulnerability to the Year 2000 Issue, such as using a service bureau to temporarily process calls and run applications, should any problems arise in system operations.

     The Company believes there exist multiple alternative suppliers for these services. However, if it is unable to obtain such services and at terms acceptable to it, it may be forced to interrupt or suspend its services. In addition, even if available, the Company may be required to incur substantially higher costs in order to provide such services. In the event the computer applications of the Company or any third party with which it has a material relationship are not Year 2000 compliant, the Company's business may be interrupted. The Company may be unable to compute customer charges and/or be unable to correctly bill and collect those charges.

         The Company has adequate resources to complete its Year 2000 assessment and any necessary modifications. The Company estimates that it has completed 85% of its assessment and that 30% of the necessary modifications have been made.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Page Number
                                                                     -----------

REPORT OF INDEPENDENT AUDITORS.......................................    21

CONSOLIDATED BALANCE SHEET - August 31, 1998.........................    22

CONSOLIDATED STATEMENT OF OPERATIONS -
     For the years ended August 31, 1998 and 1997....................    23

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY -
     For the years ended August 31, 1998 and 1997....................    24

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     For the years ended August 31, 1998 and 1997....................    25

NOTES TO FINANCIAL STATEMENTS........................................    26

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

                          WAVETECH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended August 31, 1998 and 1997


                                                      1998           1997
                                                      ----           ----

Revenues                                           $   157,838    $   719,142
                                                   -----------    -----------
Expenses:
  Cost of sales (exclusive of depreciation
   and amortization shown separately below)             85,082        679,930
  General and administrative                           785,171      1,584,747
  Depreciation and amortization expense                156,965        211,786
                                                   -----------    -----------
    Total expenses                                   1,027,218      2,476,463
                                                   -----------    -----------
Net loss from operations                              (869,380)    (1,757,321)
Other income and expense:
  Interest income                                        6,565          8,500
  Interest expense                                     (45,182)       (26,893)
  License agreement termination income                 236,906            -0-
  Loss on sale of investment in Switch                (216,165)           -0-
  Debt conversion expense                              (92,894)           -0-
  Costs incurred in connection with merger            (236,737)           -0-
                                                   -----------    -----------
    Total other income and expense                    (347,507)       (18,393)
                                                   -----------    -----------
Net loss before preferred dividends                $(1,216,887)   $(1,775,714)

Cumulative preferred dividends declared and
 Preferred stock conversion benefit                $   135,994             --
                                                   -----------     ----------

Net loss available to common shareholders          $(1,352,881)   $(1,775,714)
                                                   ===========    ===========
Net loss per common share, basic                   $      (.08)   $      (.12)
                                                   ===========    ===========
Net loss per common share, diluted                 $      (.08)   $      (.12)
                                                   ===========    ===========
Weighted average number of
  shares outstanding, basic                         15,979,543     14,455,167
                                                   ===========    ===========
Weighted average number of
  shares outstanding, diluted                       15,979,543     14,455,167
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

                          WAVETECH INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the years ended August 31, 1998 and 1997

                                                     Additional
                                            Common    Paid-in    Accumulated
                                Shares      Stock     Capital      Deficit        Total
                                ------      -----     -------      -------        -----
Balances, August 31, 1996     14,114,441   $14,114  $6,747,967   $(3,252,371)  $ 3,509,710

Common stock issued              962,366       963     256,856                     257,819

Warrants issued                                         20,000                      20,000

Net loss                                                          (1,775,714)   (1,775,714)
                              ----------   -------  ----------   -----------   -----------
Balances, August 31, 1997     15,076,807    15,077   7,024,823    (5,028,085)    2,011,815

Common stock issued for
 payroll and services            476,069       476     155,754                     156,230

Warrants exercised               380,280       380     222,123                     222,503

Conversion of debt into
 common stock                  1,061,731     1,062     370,511                     371,573

Debt conversion expense                                 92,894                      92,894

Sale of Series A Preferred
 Stock                           527,924                    527 ,924

Preferred stock conversion
 benefit                         122,894                    122 ,894

Preferred stock dividend                                            (135,994)     (135,994)

Net loss                                                          (1,216,887)   (1,216,887)
                              ----------   -------  ----------   -----------   -----------
Balances, August 31, 1998     16,994,887   $16,995  $8,516,923   $(6,380,966)  $ 2,152,952
                              ==========   =======  ==========   ===========   ===========

                        See independent auditor's report.
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          WAVETECH INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the years ended August 31, 1998 and 1997


                                                        1998            1997
                                                        ----            ----
Cash flows from operating activities:
 Net loss                                           $(1,216,887)    $(1,775,714)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        156,965         211,876
   Common stock issued for services and
    accrued interest                                    168,732         204,180
   Debt conversion expense                               92,894             -0-
   Loss on disposition of Switch shares                 216,165             -0-
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable
    and other current assets                             11,175           1,108
   (Increase) decrease in inventory deposit                 -0-         241,037
   Increase (decrease) in accounts payable
    and accrued expenses                               (154,757)        264,507
   Increase (decrease) in accrued interest
    payable                                               3,331           5,248
   Increase (decrease) in unearned revenue             (146,429)       (153,556)
                                                    -----------     -----------
      Total adjustments                                 348,076         774,400
                                                    -----------     -----------
      Net cash used in operating activities            (868,811)     (1,001,314)

Cash flows from investing activities:
 Purchase of property and equipment                      (1,985)        (25,237)
 (Increase) decrease in other assets                      5,550             -0-
 Proceeds from sale of investment in Switch           2,100,000             -0-
 Payment of notes receivable                                -0-          45,282
 Purchase of intangibles                                    -0-         (25,000)
                                                    -----------     -----------
      Net cash provided by (used in)
       investing activities                           2,103,565          (4,955)

Cash flows from financing activities:
 Proceeds from notes payable                            580,000         172,071
 Payments on notes payable                             (330,000)            -0-
 Payments on capital lease payable                      (39,037)        (29,961)
 Proceeds from common stock issued                      222,503             -0-
 Proceeds from preferred stock issued                   527,924             -0-
 Proceeds from sale of warrants                             -0-          20,000
 Dividends paid                                          (6,900)            -0-
                                                    -----------     -----------
      Net cash provided by financing activities         954,490         162,110
                                                    -----------     -----------
Net increase (decrease) in cash and
 cash equivalents                                     2,189,244        (844,159)
Cash and cash equivalents, beginning of year             13,329         857,488
                                                    -----------     -----------
Cash and cash equivalents, end of year              $ 2,202,573     $    13,329
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

    REVENUE RECOGNITION

    Revenue from the sale of the licensing agreement is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when the minutes are used by the customer. Cost of sales includes expenses directly

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

                          WAVETECH INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS


8.  CAPITAL LEASES PAYABLE, CONTINUED

    Future lease commitments are as follows:

        1999                                      $45,709
        2000                                       23,671
        2001                                        1,594
                                                  -------
                                                   70,974
        Amounts due within one year                45,709
                                                  -------
        Long-term debt                            $25,265
                                                  =======

9.  COMMITMENTS

    The Company has entered into cancelable operating agreements with a telecommunications service provider. The Company has agreed to a $2,575 monthly minimum charge. Although there are a limited number of service providers for the call processing systems used by the Company, management believes that other suppliers could provide similar services on comparable terms.

    Total rent expense under all operating leases for the years ended August 31, 1998 and 1997 approximated $121,000 and $107,000, respectively.

    The Company has entered into a lease agreement for office space.

    Future lease commitments are as follows:

        1999                                      $105,056
        2000                                       110,659
        2001                                       116,262
        2002                                        29,416
                                                  --------
                                                  $361,393
                                                  ========
10. PREFERRED STOCK

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

                          WAVETECH INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


11. COMMON STOCK, CONTINUED

    A summary of the Company's stock options activity is as follows:

                                                               Weighted
                                           Number of        Exercise Price
                                        Options Granted        Per Share
                                        ---------------     --------------

    Outstanding, August 31, 1995             136,250            $ 1.39
      Granted                              1,550,000              1.73
      Canceled                              (450,000)             1.94
                                          ----------            ------

    Outstanding, August 31, 1996           1,236,250              1.73
      Granted                              2,328,935               .68
      Canceled                            (1,236,250)             1.73
                                          ----------            ------

    Outstanding, August 31, 1997           2,328,935            $  .68
      Granted                                 70,000               .40
      Canceled                               (78,935)              .48
                                          ----------            ------

    Outstanding, August 31, 1998           2,320,000            $  .69
                                          ==========            ======

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

    The income tax benefit for the years ended August 31 is comprised of the following amounts:

                                                  1998            1997
                                                  ----            ----
    Current                                    $     -0-       $     -0-

    Deferred
      Federal                                   (453,000)       (429,000)
      State                                      (19,000)        (28,000)
                                               ---------       ---------
                                                (472,000)       (457,000)
    Valuation allowance                          472,000         457,000
                                               ---------       ---------
    Total tax benefit                          $     -0-       $     -0-
                                               =========       =========

    The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                   1998            1997
                                                   ----            ----
    Statutory tax rate                           (35.0%)          (35.0%)
    State income taxes                            (9.0%)           (9.0%)
    Amortization of organization costs             7.0%             7.0%
    Release of valuation allowance                37.0%            37.0%
                                                 ------           ------
    Effective tax rate                              .0%              .0%
                                                 ======           ======

                          WAVETECH INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


12. INCOME TAXES, CONTINUED

    The components of the net deferred tax asset are as follows:

                                                          1998
                                                          ----
    Deferred tax asset:
      Amortization of organization costs              $   (70,000)
      Net operating loss carryforward                  (3,390,000)
                                                      -----------
                                                       (3,460,000)

      Valuation allowance                              (3,460,000)
                                                      -----------
                                                      $       -0-
                                                      ===========

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

    During the year ended August 31, 1997, the Company entered into capital leases in the amount of $53,783 to purchase office equipment.

    During the year ended August 31, 1997, the Company issued 100,000 shares of common stock in satisfaction of a note payable of $53,639.

    Supplemental disclosure of cash flow information:

                                                   1998           1997
                                                   ----           ----
    Cash paid during the period for:
      Income taxes                               $   200        $    50
                                                 =======        =======
      Interest                                   $30,282        $20,454
                                                 =======        =======

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

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                LONG-TERM COMPENSATION AWARDS
                           -------------------------------------  --------------------------------------
                                                                  RESTRICTED  SECURITIES
     NAME AND       FISCAL                BONUS     OTHER ANNUAL    STOCK     UNDERLYING    ALL OTHER
PRINCIPAL POSITION   YEAR   SALARY($)   AWARDS($)   COMPENSATION   AWARDS($)  OPTIONS(#)  COMPENSATION(5)
------------------   ----   ---------   ---------   ------------   ---------  ----------  ---------------
GERALD I. QUINN      1998   $85,000(2)    $ -0-         $ -0-      $    -0-    800,000        $ -0-
PRESIDENT/CEO        1997   $85,000(1)    $ -0-         $ -0-      $    -0-    800,000        $ -0-
                     1996   $85,000       $ -0-         $ -0-      $203,637    500,000        $ -0-

----------
(1) Includes the fair market value of 88,853 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Incentive Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the applicable deferral periods equaled $34,163.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING              VALUE OF UNEXERCISED
                                                  UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                                                 AT FISCAL YEAR END(#)        AT FISCAL YEAR END($)
                SHARES ACQUIRED     VALUE     ---------------------------  ---------------------------
    NAME         ON EXERCISE(#)  REALIZED($)  EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
    ----        ---------------  -----------  -----------   -------------  -----------   -------------
GERALD I. QUINN     -0-             $ 0        800,000(1)        -0-           $0             $0

----------
(1) All of these options are immediately exercisable at any time prior to January 2007 at a price of $0.66 per share.

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

(F) COMPENSATION COMMITTEE REPORT ON REPRICING

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 23, 1998 certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) each Director individually, (iii) the Named Executive Officer and (iv) all Officers and Directors of the Company as a group:

NAME AND ADDRESS OF               AMOUNT AND NATURE OF
BENEFICIAL OWNER(1)              BENEFICIAL OWNER (2)(3)    PERCENT OF CLASS (3)
-------------------              -----------------------    --------------------

Gerald I. Quinn (4)                    1,337,230                    7.4%

Richard P. Freeman (5)                 1,195,192                    6.9%

Terrence H. Pocock (6)                   488,096                    2.8%

John P. Clements (7)                     150,200                      *

Terence E. Belsham (8)                 1,179,024                    6.8%

Tech Pacific Holdings Pty
   Limited (9)                         3,544,110                   18.5%

All Directors and executive
officers as a group (5 persons)
(4)(5)(6)(7)                           3,320,718                   17.6%

----------
 *   Represents less than one percent of the outstanding Common Stock.

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

    (a) (2) Exhibits

                                                                         Method
          Number              Description                              of Filing
          ------              -----------                              ---------

      2      Merger Agreement, dated November 6, 1998, between the         *
             Registrant and DCI Telecommunications, Inc.

      10.1   Put Option, dated June 30, 1998, between the Registrant       *
             and Tech Pacific Holdings Pty Limited

      10.2   License Termination Agreement, dated June 30, 1998, between   *
             the Registrant and Switch Telecommunications Pty Limited

      21     Subsidiaries of the Registrant                                *

      23     Consent of Addison, Roberts & Ludwig                          **

      27     Financial Data Schedule                                       *

----------
 *   Previously filed.
**   Filed herewith.


    (b) Reports on Form 8-K filed during the last quarter of the period covered by this report are as follows:

        None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WAVETECH INTERNATIONAL, INC.


Date: February 25, 1999                  By: /s/ Gerald I. Quinn
                                            -------------------------------
                                         Name:   Gerald I. Quinn
                                              -----------------------------
                                         Title:  President & CEO
                                               ----------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 1999                 By: /s/ Gerald I. Quinn
                                            ---------------------------------
                                            Gerald I. Quinn, President and
                                            Chief Executive Officer, Director
                                            (Principal Executive Officer)


Dated: February 25, 1999                 By: /s/ Lydia M. Montoya
                                            ---------------------------------
                                            Lydia M. Montoya,
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Dated: February 25, 1999                 By: /s/ Richard P. Freeman
                                            ---------------------------------
                                            Richard P. Freeman, Director


Dated: February 25, 1999                 By: /s/ Terrence H. Pocock
                                            ---------------------------------
                                            Terrence H. Pocock, Director


Dated: February 25, 1999                 By: /s/ John P. Clements
                                            ---------------------------------
                                            John P. Clements, Director