Form 10QSB
period 1999-02-28
WAVETECH INTERNATIONAL INC
filed 1999-04-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
 (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the quarterly period ended February 28, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to _______________.

                         Commission File Number 0-15482


                          WAVETECH INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                 86-0916826
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       5210 E. Williams Circle, Suite 200
                              Tucson, Arizona 85711
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (520) 750-9093
                           --------------------------
                           (Issuer's telephone number)

 ------------------------------------------------------------------------------
 (Former name, former address, formal fiscal year, if changed from last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 12, 1999.

         Class                                 No. of Shares Outstanding
         -----                                 -------------------------
Common Stock. Par Value $.001                          3,427,369

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                                      INDEX

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
     ITEM 1. Financial Statements

             Condensed Consolidated Balance Sheets
             February 28, 1999 (unaudited) and August 31, 1998
             (audited).....................................................  3

             Condensed Consolidated Statement of Operations -
             Six Months Ended February 28, 1999 and February 28, 1998
             (unaudited)...................................................  4

             Condensed Consolidated Statements of Operations -
             Three Months Ended February 28, 1999 and February 28, 1998
             (unaudited)...................................................  5

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended February 28, 1999 and February 28, 1998
             (unaudited)...................................................  6

             Notes to Condensed Consolidated Financial Statements -
             February 28, 1999 and February 28, 1998
             (unaudited)...................................................  7

     ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  8

PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................. 14

     ITEM 2. Change in Securities.......................................... 14

     ITEM 3. Defaults upon Senior Securities............................... 14

     ITEM 4. Submission of Matters to a Vote of Security Holders........... 14

     ITEM 5. Other Information............................................. 14

     ITEM 6. Exhibits and Reports on Form 8-K.............................. 15

SIGNATURES ................................................................ 16

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                FEBRUARY 28, 1999 (UNAUDITED) AND AUGUST 31, 1998

                                     ASSETS

                                                     FEBRUARY 28     AUGUST 31
                                                        1999           1998
                                                     -----------    -----------
Current assets:
  Cash and cash equivalents                          $ 1,742,122    $ 2,202,573
  Accounts receivable, net of allowance of $9,927         18,276         18,276
  Prepaid expenses and other assets                        8,268          6,547
                                                     -----------    -----------
      Total current assets                             1,768,666      2,227,396

Property and equipment, net                              208,697        259,270

Noncurrent assets:
  Investment in DCI Telecommunications, Inc            1,421,684             --
  Intangibles, net                                        23,389         25,422
  Deposits and other assets                               25,083         30,083
                                                     -----------    -----------
      Total noncurrent assets                          1,470,156         55,505
                                                     -----------    -----------

      Total assets                                   $ 3,447,519    $ 2,542,171
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   225,170    $   246,666
  Accrued interest payable                                 3,542          8,579
  Notes payable, current portion                          13,000         63,000
  Capital leases payable, current portion                 45,305         45,709
                                                     -----------    -----------
      Total current liabilities                          287,017        363,954

Noncurrent liabilities:
  Capital leases payable                                   3,966         25,265
                                                     -----------    -----------
      Total liabilities                                  290,983        389,219

Stockholders' equity:
  Common Stock, par value
    $.001 Per share; 50,000,000 shares
    authorized, 3,427,369 and 2,832,481 shares
    issued and outstanding                                 3,428          2,832
  Additional paid in capital                          10,074,173      8,531,086
  Accumulated deficit                                 (6,921,065)    (6,380,966)
                                                     -----------    -----------
      Total stockholders' equity                       3,156,536      2,152,952
                                                     -----------    -----------

      Total liabilities and stockholders' equity     $ 3,447,519    $ 2,542,171
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 1999
                       AND FEBRUARY 28, 1998 (UNAUDITED)


                                                      1999              1998
                                                   -----------      -----------
Revenues:                                          $     5,489      $   114,389

Expenses:
 Cost of sales (less depreciation and
  amortization listed separated below)                   7,339           75,189
 General and administrative                            317,351          440,816
 Depreciation and amortization                          52,607           78,434
                                                   -----------      -----------
       Total Expenses                                  377,297          594,439

Net loss from operations                              (371,808)        (480,050)

Other income and expense:
 Interest income                                        43,434               52
 Interest expense                                       (5,450)         (18,931)
 Settlement costs                                      (15,000)              --
 Issuance costs                                        (72,000)              --
 Merger expenses                                      (101,176)              --
 Debt conversion expense                                    --          (92,894)
                                                   -----------      -----------
       Total other income and expense                 (150,192)        (111,773)

Net loss before preferred dividends                   (522,000)        (591,823)

Dividends on preferred stock                            18,100               --
                                                   -----------      -----------

Net loss available to common shareholders          $  (540,100)     $  (591,823)
                                                   ===========      ===========

Net loss per common share, basic                   $     (0.18)     $     (0.23)
                                                   ===========      ===========

Net loss per share, assuming dilution              $     (0.18)     $     (0.23)
                                                   ===========      ===========
Weighted average number of shares
outstanding, basic (Note 4)                          2,932,346        2,546,107
                                                   ===========      ===========
Weighted average number of shares
outstanding, diluted (Note 4)                        2,932,346        2,546,107
                                                   ===========      ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE-MONTH PERIODS ENDED FEBRUARY 28, 1999
                       AND FEBRUARY 28, 1998 (UNAUDITED)


                                                         1999           1998
                                                     -----------    -----------
Revenues:                                            $     2,213    $    45,502

Expenses:
 Cost of sales (less depreciation and
  amortization listed separated below)                     2,814         22,619
 General and administrative                              153,878        232,037
 Depreciation and amortization                            26,304         39,217
                                                     -----------    -----------
       Total expenses                                    182,996        293,873

Net loss from operations                                (180,783)      (248,371)

Other income and expense:
 Interest income                                          19,377             50
 Interest expense                                         (2,139)        (6,121)
 Settlement costs                                        (15,000)            --
 Issuance costs                                          (72,000)            --
 Merger expenses                                         (90,144)            --
                                                     -----------    -----------
        Total other income and expense                  (159,906)        (6,071)

Net loss before preferred dividends                     (340,689)      (254,442)

Dividends on preferred stock                               9,000             --
                                                     -----------    -----------

Net loss available to common shareholders            $  (349,689)   $   254,442)
                                                     ===========    ===========

Net loss per common share, basic                     $     (0.15)   $     (0.10)
                                                     ===========    ===========

Net loss per share, assuming dilution                $     (0.15)   $     (0.10)
                                                     ===========    ===========
Weighted average number of shares
outstanding, basic (Note 4)                            2,286,104      2,567,800
                                                     ===========    ===========
Weighted average number of shares
outstanding, diluted (Note 4)                          2,286,104      2,567,800
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDING FEBRUARY 28, 1999 AND 1998 (UNAUDITED)

                                                           1999          1998
                                                        ---------     ---------
Cash flows from operating activities:
 Net Loss                                              $  (522,000)   $(591,823)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                            52,607       78,434
   Common stock issued for services and
    accrued interest                                            --       50,196
   Debt conversion expense                                      --       92,894
   Preferred stock issuance costs                           72,000           --
 Changes in assets and liabilities:
   (Increase) in other current assets                       (1,722)     (20,786)
   (Decrease) increase in accounts payable
     and accrued expenses                                  (21,196)      62,282
   (Decrease) increase in accrued interest payable          (5,037)         107
   (Decrease) in unearned revenue                               --      (35,714)
                                                       -----------    ---------
        Total Adjustments                                   96,652      227,413
                                                       -----------    ---------

        Net cash used in operating activities             (425,348)    (364,410)

Cash flows from investing activities:
 Decrease (increase) in other assets                         5,000      (44,450)
                                                       -----------    ---------

        Net cash used in investing activities                5,000      (44,450)

Cash flows from financing activities:
 Proceeds from notes payable                                    --      460,000
 Payments on capital lease payable                         (21,703)     (18,268)
 Dividends paid                                            (18,400)          --
 Proceeds from common stock issued                              --           64
                                                       -----------    ---------

        Net cash provided by financing activities          (40,103)     441,796
                                                       -----------    ---------

Net (decrease) increase in cash                           (460,451)      32,936

Cash and cash equivalents, beginning of period           2,202,573       13,329
                                                       -----------    ---------

Cash and cash equivalents, end of period               $ 1,742,122    $  46,265
                                                       ===========    =========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month and six-month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1999. For further information, refer to the Company's financial statements for the year ended August 31, 1998 included in its Form 10-KSB/A-1.

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

NOTE 2 - INVESTMENT IN DCI TELECOMMUNICATIONS, INC.

         On February 26, 1999, the Company entered into an agreement with DCI Telecommunications, Inc. ("DCI") (OTCBB:DCTC) to exchange an equity interest in the Company for an equity interest in DCI. The equity interests consist of outstanding common stock of the respective companies. The Company received 576,047 shares of DCI common stock representing 2% of its issued and outstanding common stock, in exchange for 568,846 shares of the Company's stock representing 16.6% of its existing shares outstanding.

         DCI is a global provider of telecommunications services, including long distance, prepaid phone cards and Internet services. It has an extensive distribution network throughout North America, Europe and the Far East. DCI owns and operates switching facilities in Canada, the United Kingdom, Spain and Denmark.

         The value assigned to the DCI common shares received was determined using DCI's closing sales price of $2.468 per share on the date the agreement was signed. The fair market value of the DCI investment is $1,421,684.

NOTE 3 - NOTES PAYABLE

         On October 12, 1998, a note payable for $50,000, plus accrued interest, was converted into 26,042 shares of common stock. The conversion price of $1.92 was based on the closing bid price on the Nasdaq SmallCap Market on the date of the letter of agreement for repayment of this note.

NOTE 4 - PER SHARE DATA

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings (loss) per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. On December 18, 1998, the Company effected a one-for-six reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. At February 28, 1999, the Company had outstanding options to purchase 458,331 shares of Common Stock at exercise prices ranging from $1.50 to $4.86 per share and 382,500 common stock warrants with exercise prices ranging from $2.28 to $10.50 per share. At February 28, 1998, the Company had outstanding options to purchase 386,667 shares of common stock at exercise prices ranging from $2.25 to $4.86 per share and 518,234 common stock warrants with exercise prices ranging from $2.28 to $21.00 per share. Common stock equivalents from stock options and warrants are excluded from the computation when the effect is anti-dilutive. Prior period amounts have been restated in accordance with SFAS 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING A PROPOSED MERGER WITH DCI AND THE FUTURE FINANCIAL PERFORMANCE OF WAVETECH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISK INCLUDED IN THE REPORTS FILED BY WAVETECH WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WAVETECH IS NOT UNDERTAKING ANY OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

OPERATIONS OVERVIEW

         The Company specializes in creating interactive communication systems through the application of "intelligent" call processing technology and proprietary software to reflect or target the needs of an identified audience. These systems are often used as privatized networks for organizations and their members, companies and their suppliers and/or customers and special purpose groups. During the six-month period ended February 28, 1999, the majority of the Company's management time and other resources were spent in activities related to the pending merger with DCI Telecommunications, Inc. ("DCI"). Details as to this merger are included in the Company's Quarterly Report on Form 10-QSB for the three months ended November 30, 1998.

         The Company was previously notified by The Nasdaq Stock Market ("Nasdaq") that its Common Stock would be delisted from the Nasdaq SmallCap Market because it was not in compliance with the $1.00 minimum bid price requirement. The Company appealed Nasdaq's decision to delist its Common Stock for failure to meet this requirement at a hearing on November 19, 1998. On December 9, 1998, the Company was notified by Nasdaq that its Common Stock will continue to be listed on the Nasdaq SmallCap market via an exception from the minimum bid price requirement, provided the Company meets certain conditions. One of the conditions was that the Company's stock meet the $1.00 minimum bid price. To comply with this requirement, on December 18, 1998, the Company effected a one-for-six reverse split, which had been previously approved by its shareholders on May 26, 1998. The Company has satisfied each of the other conditions required by Nasdaq, with the exception of the requirement that it consummate the pending merger with DCI on or before March 31, 1999. The Company has asked Nasdaq to remove any further conditions to the continued listing of its Common Stock or, in the alternative, permit an extension through June 30, 1999 to either consummate the merger with DCI or demonstrate its ability to satisfy all continued listing requirements. Nasdaq has not yet rendered a decision on this latest appeal. To the extent Nasdaq declines to grant the Company's request, its Common Stock will be delisted from the Nasdaq SmallCap Market.

         Commencing in May 1998, the Company took certain steps in order to dramatically reduce its operations in order to conserve its cash resources until such time as it could consummate a business combination. Since that period, the Company has continued to support its current subscribers and acquire new subscribers through its ongoing programs. As of February 28, 1999, the Company had 211 cardholders active on its system. Nine new customers subscribed during the quarter ended February 28, 1999. However, the Company has increased its cash resource through exercising a put option with Switch Telecommunications Pty Ltd of Australia in June 1998, the issuance of Series A Convertible Preferred Stock in April 1998 and the exercise of shareholder warrants in May 1998. The Company's Board of Directors has authorized management to begin to apply these resources to expanding the Company's operations. Pursuant to this new direction, the Company is currently negotiating an agreement to obtain more competitive long distance rates. With more competitive rates, the Company believes it can now significantly grow its business.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO SIX MONTHS ENDED
FEBRUARY 28, 1998.

         REVENUES. Revenues decreased to $5,489 for the six months ended February 28, 1999 from $114,389 for the six months ended February 28, 1998. During fiscal 1998, the Company made a decision to wind down its wholesale business of reselling international long distance minutes. The Company made this decision in order to conserve the cash resources that would otherwise need to be applied towards supporting these activities, and because it was unable to purchase long distance minutes at prices that were low enough to permit them to be competitive and still result in net revenues. Revenues from the resale of international long distance minutes therefore decreased to zero for the six months ended February 28, 1999 as compared to $60,151 for the six months ended February 28, 1998. A licensing agreement with Switch Telecommunications was also terminated during fiscal 1998 resulting in license fee revenues decreasing to zero for the six months ended February 28, 1999 as compared to $35,714 for the three months ended February 28, 1998. During the six months ended February 28, 1999, the Company did not initiate any new marketing to solicit new subscribers. The Company's management believes that the absence of such initiatives is at least partially responsible for a decrease in its revenues from enhanced calling card services, such as domestic long distance minutes and voice and fax mail services. During this period, revenues from these operations decreased by $13,058 to $5,489.

         COST OF SALES. Cost of sales decreased to $7,339 for the six-month period ended February 28, 1999 from $75,189 for the six months ended February 28, 1998. Costs associated with the resale of international minutes decreased to zero for the six months ended February 28, 1999 from $48,990 for the six months ended February 28, 1998, due to the decision to wind down the wholesale business of reselling international long distance minutes. During fiscal 1998, the Company renegotiated fees related to T1 telephone access lines and related maintenance costs. This resulted in a decrease of $10,150 for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998. Costs to provide enhanced calling card services, such as domestic long distance and voice and fax mail services, decreased by $8,171 for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998. This decrease resulted from the Company's decision not to implement new marketing initiatives. As a result, the Company's costs associated with lower revenues for the enhanced calling card services also decreased.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $317,351 for the six months ended February 28, 1999 from $440,816 for the six months ended February 28, 1998. During fiscal 1998, the Company renegotiated fees for its call processing platform services which resulted in a decrease of $48,795 for these expenses for the six months ended February 28, 1998. A decrease of $22,191 was due to expenses in the prior year period for consulting fees for an investor relations firm. The Company handled investor relations in house during the six months ended February 28, 1999. General legal and professional fees decreased by $50,545 for the six months ended February 28, 1999. However, legal expenses of $44,805 were incurred in connection with the pending merger with DCI and have been included in a separate expense category "Merger Expenses" (see "Merger Expenses" paragraph below).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $52,607 for the six months ended February 28, 1999 from $78,434 for the six months ended February 28, 1998. This decrease was due to normal depreciation and amortization adjustments as assets age.

         INTEREST INCOME. Interest income increased to $43,434 for the six months ended February 28, 1999 from $52 for the six months ended February 28, 1998. All of the Company's interest income during both periods was from its money market fund. The increase in interest income was attributable to increased funds in its money market account.

         INTEREST EXPENSE. Interest expense decreased to $5,451 for the six months ended February 28, 1999 from $18,932 for the six months ended February 28, 1998. The decrease in interest expense was related to higher interest costs in the prior year period associated with notes payables, convertible notes payable and capital leases.

         SETTLEMENT COSTS. On January 21, 1999, the Company finalized an out-of-court settlement with Mr. Steven A. Ezell by agreeing to pay Mr. Ezell $15,000 in settlement of all pending legal claims. These costs represent a one-time expense. For more information concerning this legal proceeding, please refer to the discussion under "Legal Proceedings" in Part II of this Report.

         ISSUANCE COSTS. The Company incurred $72,000 in costs relating to the Series A Convertible Preferred Stock which was issued in April 1998. As part of this issuance, the Company agreed to register the resale of the underlying shares of Common Stock and cause it to become effective by August 31, 1998. The Company has filed a Registration Statement on Form S-3 to register these shares, however, the registration statement has not yet been declared effective by the Securities and Exchange Commission ("SEC"). Per the conditions of the agreement, the Company is required to pay an amount equal to 2% of the total purchase price of the shares for each 30-day period after August 31, 1998, until such time as the registration statement is declared effective. The purchaser of the Preferred Stock has agreed to accept payment for the penalties in restricted common shares in lieu of cash. The common shares will be priced at fair market value, based on the closing sales price of the Company's common stock on the date the penalty payment is due each month.

         MERGER EXPENSES. Costs incurred during the six months ended February 28, 1999 in connection with the pending merger with DCI totaled $101,176. These expenses included $44,805 for legal fees for preparation and filing of the joint proxy and S-4 Registration Statement, $24,340 to the SEC for applicable fees related to the merger, $20,000 for an independent fairness opinion letter, and $3,400 for Nasdaq related expenses. No such costs were incurred during the comparable period of the prior year.

         DEBT CONVERSION EXPENSE. Debt conversion costs decreased to zero for the six months ended February 28, 1999 from $92,894 for the six months ended February 28, 1998. This decrease was due to an expense in fiscal 1998 resulting from converting certain notes payable and accrued interest thereon into common stock.

         PREFERRED DIVIDENDS. Preferred dividends increased $18,100 for the six months ended February 28, 1999. The increase is due to the issuance of 600 shares of Series A Convertible Preferred Stock in April 1998. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are payable quarterly, and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has previously paid the dividends in cash. Beginning January 1, 1999, the Company will pay the dividends in a number of restricted common shares having a fair market value equal to the cash penalty otherwise payable, based on the closing sales price of the Company's Common Stock on the date the dividend is due each month.

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998.

         REVENUES. Revenues decreased to $2,213 for the three months ended February 28, 1999 from $45,502 for the three months ended February 28, 1998. During fiscal 1998, the Company made a decision to wind down its wholesale business of reselling international long distance minutes. The Company made this decision in order to conserve the cash resources that would otherwise need to be applied towards supporting these activities, and because it was unable to purchase long distance minutes at prices that were low enough to permit them to be competitive and still result in net revenues. Revenues from the resale of international long distance minutes therefore decreased to zero for the three months ended February 28, 1999 as compared to $20,831 for the three months ended February 28, 1998. A licensing agreement with Switch Telecommunications was also terminated during fiscal 1998. As a result, license fee revenues decreased to zero in the three months ended February 28, 1999 as compared to $17,857 for the three months ended February 28, 1998. During the three months ended February 28, 1999, the Company did not initiate any new marketing efforts to solicit new subscribers. The Company's management believes that the absence of such initiatives is at least partially responsible for a decrease in its revenues from enhanced calling card services, such as domestic long distance minutes and voice and fax mail services. During this period, revenues from these operations decreased by $4,601 to $2,213.

         COST OF SALES. Cost of sales decreased to $2,814 for the three-month period ended February 28, 1999 from $22,619 for the three months ended February 28, 1998. Costs associated with the resale of international minutes decreased to zero for the three months ended February 28, 1999 from $16,981 for the three months ended February 28, 1998, due to the decision to wind down the wholesale business of reselling international long distance minutes. Costs to provide enhanced calling card services, such as domestic long distance and voice and fax mail services, decreased by $2,576 for the three months ended February 28, 1999 as compared to the three months ended February 28, 1998. This decrease resulted from the Company's decision not to implement new marketing initiatives. As a result, the Company's costs associated with lower revenues for the enhanced calling card services also decreased.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $153,878 for the three months ended February 28, 1999 from $232,037 for the three months ended February 28, 1998. During fiscal 1998, the Company renegotiated fees for its call processing platform services which resulted in a decrease of $23,564 for these expenses for the three months ended February 28, 1999. A decrease of $13,043 was due to expenses in the prior year period for consulting fees paid to an investor relations firm. The Company handled investor relations in house during the three months ended February 28, 1999. General legal and professional fees decreased by $35,308 for the three months ended February 28, 1999. However, additional legal expenses of $44,805 were incurred in connection with the pending merger with DCI and have been included in a separate expense category "Merger Expenses" (see "Merger Expenses" paragraph below).

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $26,304 for the three months ended February 28, 1999 from $39,217 for the three months ended February 28, 1998. This decrease was due to normal depreciation and amortization adjustments as assets age.

         INTEREST INCOME. Interest income increased to $19,377 for the three months ended February 28, 1999 from $50 for the three months ended February 28, 1998. All of the Company's interest income during both periods was from its money market fund. The increase in interest income was attributable to increased funds in its money market account.

         INTEREST EXPENSE. Interest expense decreased to $2,139 for the three months ended February 28, 1999 from $6,121 for the three months ended February 28, 1998. The decrease in interest expense was related to higher interest costs in the prior year period associated with notes payables, convertible notes payable and capital leases.

         SETTLEMENT COSTS. On January 21, 1999, the Company finalized an out-of-court settlement with Mr. Steven A. Ezell by agreeing to pay Mr. Ezell $15,000 in settlement of all pending legal claims. These costs represent a one-time expense. For more information concerning this legal proceeding, please refer to the discussion under "Legal Proceedings" in Part II of this Report.

         ISSUANCE COSTS. The Company incurred $72,000 in costs relating to the Series A Convertible Preferred Stock which was issued in April 1998. As part of this issuance, the Company agreed to register the resale of the underlying shares of Common Stock and cause it to become effective by August 31, 1998. The Company has filed a Registration Statement on Form S-3, however, the registration statement has not yet been declared effective by the Securities and Exchange Commission ("SEC"). Per the conditions of the agreement, the Company is required to pay an amount equal to 2% of the total purchase price of the shares for each 30-day period after August 31, 1998, until such time as the registration statement is declared effective. The purchaser of the Preferred Stock has agreed to accept payment for the penalties in restricted common shares in lieu of cash. The common shares will be priced at fair market value, based on the closing sales price of the Company's common stock on the date the penalty payment is due each month.

         MERGER EXPENSES. Costs incurred during the three months ended February 28, 1999 in connection with the pending merger with DCI totaled $90,144. These expenses included $44,805 for legal fees for preparation and filing of the joint proxy and S-4 Registration Statement, $24,340 to the SEC for applicable fees related to the merger, $20,000 for an independent opinion letter, and $1,000 for Nasdaq related expenses. No such costs were incurred during the comparable period of the prior year.

         PREFERRED DIVIDENDS. Preferred dividends increased $9,000 for the quarter ended February 28, 1999. The increase is due to the issuance of 600 shares of Series A Convertible Preferred Stock in April 1998. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are payable quarterly, and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has previously paid the dividends in cash. Beginning January 1, 1999, the Company will pay the dividends in restricted common shares based on the closing sales price of the Company's Common Stock on the date the dividend is due each month.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1999 the Company had cash of $1,742,122. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital. The Company is currently conserving its capital resources pending completion of the Merger with DCI. The Company averages approximately $72,000 a month in expenses, which includes approximately $16,863 per month in costs associated with the Merger. The Company believes it currently has cash sufficient to sustain its current operations for at least the next 10 months. In addition, the Company intends to use a portion of its working capital to finance new operations and is currently developing a new business plan for operations. The Company also is continuing to seek other financing resources should additional funding be required. Currently, the Company has a commitment for $2,000,000 in additional financing. Any debt issued by the Company may result in additional interest income and the imposition of certain restrictive covenants upon the Company and its operations. Additionally, the issuance of equity may be dilutive to the Company's existing shareholders. However, if the Company is ultimately unable to generate net revenues or raise additional funds, it may be necessary to discontinue or cease its operations.

INFLATION

         Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

RISKS ASSOCIATED WITH YEAR 2000

         Many computer programs were designed to recognize calendar years by their last two digits. As a result, such programs are expected to misidentify dates commencing in calendar year 2000. This problem is referred to as the "Year 2000 Issue." These errors are likely to lead to computer errors, miscalculations, delays and business interruptions if not properly corrected in a timely manner. The Company's main billing program was originally written to accept dates from the year 2000 and beyond. To assure compliance, the Company hired an independent consultant to review the billing system for the purpose of thoroughly testing its operation for readiness associated with the Year 2000 Issue. All assessment of internal systems and minor modifications have been completed. Costs for the consultant, associated testing and modifications are estimated to be $1,500.

         The Company has contacted its major supplier, who handles the call processing software and supports platform services. The server the Company utilizes through this supplier is not Y2K compliant and the Company was previously notified modifications would be complete by March 31, 1999. Updated estimates for these modifications are not cost effective for the Company and therefore have not been completed. The Company is proceeding with its contingency plan of replacing the server with Y2K compliant equipment and/or contracting with a Y2K compliant service bureau for its current business. The Company does not have material relationships with any other third partners upon which its business and operations are substantially dependent. However, it intends to seek assurances from any third parties with which it enters into agreements in the future that the systems are compliant with the Year 2000 Issue. The Company currently estimates that its total costs to be incurred relating to the Year 2000 issue will be approximately $60,000. To date, it has incurred approximately $5,000 of expenses, which were included in the Company's August 31, 1997 financial statements.

         In developing its contingency plan, the Company has found several alternative suppliers for these services. The Company may incur higher costs in order to provide such services through an alternative supplier, although the Company believes it has adequate time and resources to locate a cost-effective solution. The Company has completed 100% of its assessment and modifications to internal systems and estimates that 30% of the necessary assessment for obtaining an alternative server or service bureau is complete.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         On January 15, 1999, the Company executed a Settlement Agreement with Mr. Steven A. Ezell, a former officer of the Company ("Ezell"). The Settlement Agreement was entered into for the purpose of settling all claims previously asserted by Ezell in an action filed by Ezell on March 14, 1996 in the Superior Court of the State of Arizona, titled EZELL V. WAVETECH, INC., GERALD I. QUINN AND TERENCE E. BELSHAM. In that action, Ezell sought an unspecified amount of compensatory damages based upon a claim that the Company had breached its employment contract with Ezell and that Messrs. Quinn and Belsham had interfered with his employment contract with the Company. Pursuant to the Settlement
Agreement, Wavetech made a single cash payment to Ezell in the amount of $15,000. As consideration for the terms and conditions agreed to in the Settlement Agreement, Ezell executed a general release and entered into a covenant not to sue. The Superior Court then dismissed the case with prejudice on February 1, 1999.

         There were no other material developments in any currently pending litigation during the quarter ended February 28, 1999.

ITEM 2. CHANGE IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         The Company was previously notified by The Nasdaq Stock Market ("Nasdaq") that its Common Stock would be delisted from the Nasdaq SmallCap Market because it was not in compliance with the $1.00 minimum bid price requirement. The Company appealed Nasdaq's decision to delist its Common Stock for failure to meet this requirement at a hearing on November 19, 1998. On December 9, 1998, the Company was notified by Nasdaq that its Common Stock will continue to be listed on the Nasdaq SmallCap market via an exception from the minimum bid price requirement, provided the Company meets certain conditions. One of the conditions was that the Company's stock meet the $1.00 minimum bid price. To comply with this requirement, on December 18, 1998, the Company effected a one-for-six reverse split, which had been previously approved by its shareholders on May 26, 1998. The Company has satisfied each of the other conditions required by Nasdaq, with the exception of the requirement that it consummate the pending merger with DCI on or before March 31, 1999. The Company has asked Nasdaq to remove any further conditions to the continued listing of its Common Stock or, in the alternative, permit an extension through June 30, 1999 to either consummate the merger with DCI or demonstrate its ability to satisfy all continued listing requirements. Nasdaq has not yet rendered a decision on this latest appeal. To the extent Nasdaq declines to grant the Company's request, its Common Stock will be delisted from the Nasdaq SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

          a)   Exhibits.

               Number             Description              Method of Filing
               ------             -----------              ----------------

                 27         Financial Data Schedule         Filed herewith


          b)   Reports on Form 8-K

               None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WAVETECH INTERNATIONAL, INC.



April 14, 1999                        By: /s/ Gerald I. Quinn
                                         -------------------------------------
                                         Gerald I. Quinn
                                         President and Chief Executive Officer



April 14, 1999                        By: /s/ Lydia M. Montoya
                                         -------------------------------------
                                         Lydia M. Montoya
                                         Chief Financial Officer (Principal
                                         Accounting and Financial Officer)