Form 10QSB/A
period 1999-02-28
WAVETECH INTERNATIONAL INC
filed 1999-04-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

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

                                EXPLANATORY NOTE


     This Amendment No. 1 is being filed to include additional disclosure required to be made pursuant to Item 2 of the Form. This amendment should be read together with the initial filing on Form 10-QSB as filed with the Securities and Exchange Commission on April 14, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 26, 1999, the Company entered into an agreement with DCI Telecommunications, Inc. ("DCI"), pursuant to which the Company issued an aggregate of 568,846 shares of its $.001 par value common stock to DCI. In exchange for the Company's shares, DCI issued an aggregate of 576,047 shares of its common stock to the Company, which shares were deemed to have an aggregate value of $1,421,684. The shares issued by DCI to the Company were determined to have a fair market value equal to that of the shares of the Company's Common Stock issued to DCI, based upon the closing sales prices of the respective securities on February 22, 1999.

     The Company issued the shares to DCI in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder. The Company relied upon certain representations made by DCI with respect to its status as an "accredited investor" (as defined in Rule 502 under the Act), and placed certain restrictions upon the resale of the shares issued to DCI. Such restrictions are evidenced by a legend placed upon the certificates issued to DCI.

     The agreement pursuant to which this issuance of Common Stock was made was negotiated independently of the Merger Agreement, currently in effect among the Company and DCI.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this Amendment No. 1 on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WAVETECH INTERNATIONAL, INC.



April 15, 1999                        By: /s/ Gerald I. Quinn
                                         -------------------------------------
                                         Gerald I. Quinn
                                         President and Chief Executive Officer



April 15, 1999                        By: /s/ Lydia M. Montoya
                                         -------------------------------------
                                         Lydia M. Montoya
                                         Chief Financial Officer (Principal
                                         Accounting and Financial Officer)