Form 10QSB
period 1999-05-31
WAVETECH INTERNATIONAL INC
filed 1999-07-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended May 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

          For the transition period from ____________ to ____________.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 9, 1999

              Class                                  No. of Shares Outstanding
              -----                                  -------------------------

    Common Stock, Par Value $.001                            3,433,202

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

                                      INDEX

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                Condensed Consolidated Balance Sheets
                May 31, 1999 (Unaudited) and August 31, 1998................  3

                Condensed Consolidated Statements of Operations for
                the Nine Month Periods Ended May 31, 1999, and
                May 31, 1998 (Unaudited)....................................  4

                Condensed Consolidated Statements of Operations for the
                Three Month Periods Ended May 31, 1999 and
                May 31, 1998 (Unaudited)....................................  5

                Condensed Consolidated Statements of Cash Flows for the
                Nine Month Periods Ended May 31, 1999 and
                May 31, 1998 (Unaudited)....................................  6

                Notes to Condensed Consolidated Financial Statements -
                May 31, 1999 and May 31, 1998 (Unaudited)...................  7

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  9

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings........................................... 15

        ITEM 2. Change in Securities........................................ 15

        ITEM 3. Defaults upon Senior Securities............................. 15

        ITEM 4. Submission of Matters to a Vote of Security Holders......... 15

        ITEM 5. Other Information........................................... 15

        ITEM 6. Exhibits and Reports on Form 8-K............................ 16

SIGNATURES ................................................................. 17

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  MAY 31, 1999 (UNAUDITED) AND AUGUST 31, 1998

                                     ASSETS
                                                       MAY 31,        AUGUST 31,
                                                        1999            1998
                                                     -----------    -----------
Current assets:
  Cash and cash equivalents                          $ 1,350,589    $ 2,202,573
  Accounts receivable, net of allowance of $9,927         18,276         18,276
  Prepaid expenses and other assets                        8,268          6,547
                                                     -----------    -----------
       Total current assets                            1,377,133      2,227,396

Property and equipment, net                              421,999        259,270

Noncurrent assets:
  Investment in DCI Telecommunications, Inc.           1,421,684             --
  Intangibles, net                                       219,991         25,422
  Deposits and other assets                               25,083         30,083
                                                     -----------    -----------
       Total noncurrent assets                         1,666,758         55,505
                                                     -----------    -----------

       Total assets                                  $ 3,465,890    $ 2,542,171
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   456,160    $   246,666
  Accrued interest payable                                 4,041          8,579
  Notes payable, current portion                          13,000         63,000
  Capital leases payable, current portion                 33,276         45,709
                                                     -----------    -----------
       Total current liabilities                         506,477        363,954

Noncurrent liabilities:
  Capital leases payable                                   3,966         25,265
                                                     -----------    -----------
       Total liabilities                                 510,443        389,219

Stockholders' equity:
  Common Stock, par value $.001 per share;
   50,000,000 shares authorized, 3,433,202
   and 2,832,481 shares issued and outstanding             3,433          2,832
Additional paid in capital                            10,118,916      8,531,086
Accumulated deficit                                   (7,166,902)    (6,380,966)
                                                     -----------    -----------
       Total stockholders' equity                      2,955,447      2,152,952
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $ 3,465,890    $ 2,542,171
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS FOR THE NINE MONTH PERIODS ENDED MAY
                            31, 1999 AND MAY 31, 1998
                                   (UNAUDITED)

                                                        1999            1998
                                                     ----------      ----------

Revenues                                             $    9,173      $  147,360
Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                  8,793          82,144
  General and administrative                            474,140         767,266
  Depreciation and amortization                          95,148         117,651
                                                     ----------      ----------
       Total expenses                                   578,081         967,061

Net loss from operations                               (568,908)       (819,701)

Other income and expense:
  Interest income                                        59,242           2,008
  Interest expense                                       (7,472)        (33,332)
  Settlement costs                                      (15,000)             --
  Issuance costs                                       (108,000)             --
  Merger costs                                         (118,500)             --
  Debt conversion expense                                    --         (92,894)
                                                     ----------      ----------
       Total other income and expense                  (189,730)       (124,218)

Net loss before preferred dividends                    (758,638)       (943,919)

Dividends on preferred stock                             27,300           3,900
                                                     ----------      ----------

Net loss available to common shareholders            $ (785,938)     $ (947,819)
                                                     ==========      ==========

Net loss per common share, basic                     $    (0.25)     $    (0.36)
                                                     ==========      ==========

Net loss per common share, diluted                   $    (0.25)     $    (0.36)
                                                     ==========      ==========

Weighted average number of shares outstanding,
 basic (Note 3)                                       3,082,553       2,612,485
                                                     ==========      ==========

Weighted average number of shares outstanding,
 diluted (Note 3)                                     3,082,553       2,612,485
                                                     ==========      ==========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                OPERATIONS FOR THE THREE MONTH PERIODS ENDED MAY
                            31, 1999 AND MAY 31, 1998
                                   (UNAUDITED)


                                                         1999           1998
                                                     -----------    -----------

Revenues                                             $     3,683    $    32,971
Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                   1,454          6,955
  General and administrative                             156,839        326,866
  Depreciation and amortization                           42,541         38,800
                                                     -----------    -----------
       Total expenses                                    200,834        372,621

Net loss from operations                                (197,151)      (339,650)

Other income and expense:
  Interest income                                         15,808          1,956
  Interest expense                                        (2,020)       (14,401)
  Settlement costs                                            --             --
  Issuance costs                                         (36,000)            --
  Merger costs                                           (17,274)            --
                                                     -----------    -----------
       Total other income and expense                    (39,486)       (12,445)

Net loss before preferred dividends                     (236,637)      (352,095)

Dividends on preferred stock                               9,200          3,900

Net loss available to common shareholders            $  (245,837)   $  (355,995)
                                                     ===========    ===========

Net loss per common share, basic                     $     (0.10)   $     (0.13)
                                                     ===========    ===========

Net loss per common share, diluted                   $     (0.10)   $     (0.13)
                                                     ===========    ===========

Weighted average number of shares outstanding,
 basic (Note 3)                                        2,574,777      2,750,655
                                                     ===========    ===========

Weighted average number of shares outstanding,
 diluted (Note 3)                                      2,574,777      2,750,655
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIODS ENDED MAY 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999           1998
                                                     -----------    -----------
Cash flows from operating activities:
  Net Loss                                           $  (758,638)   $  (947,821)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                         95,148        117,650
    Common stock issued for services and
     accrued interest                                         --        166,810
    Debt conversion expense                                   --         92,894
    Preferred stock issuance costs                       108,000             --
    Changes in assets and liabilities:
     (Increase) in other current assets                   (1,722)       (12,722)
     Increase (decrease) in accounts payable &
      accrued expenses                                   200,592       (160,580)
     (Decrease) increase in accrued interest payable      (4,538)        11,419
     Decrease in unearned revenue                             --        (53,571)
                                                     -----------    -----------
        Total Adjustments                                397,480        161,900
                                                     -----------    -----------

     Net cash used in operating activities              (361,158)      (785,921)

Cash flows from investing activities:
  Purchase of property and equipment                    (252,444)            --
  Payment for acquisition of licensing rights           (200,000)            --
  Decrease in other assets                                 5,000          5,550
                                                     -----------    -----------

     Net cash used in investing activities              (447,444)         5,550

Cash flows from financing activities:
  Proceeds from notes payable                                 --        580,000
  (Payments) on capital lease payable                    (33,732)       (29,932)
  Dividends paid                                         (18,400)            --
  Proceeds from exercise of warrants                          --        135,448
  Proceeds from preferred stock issued (net)                  --        527,925
  Proceeds from common stock issued                        8,750          1,918
                                                     -----------    -----------
     Net cash provided by financing activities           (43,382)     1,215,359
                                                     -----------    -----------

Net (decrease) increase in cash                         (851,984)       434,988

Cash and cash equivalents, beginning of period         2,202,573         13,329
                                                     ===========    ===========

Cash and cash equivalents, end of period             $ 1,350,589    $   448,317
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three month and nine month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1999. For further information, refer to the Company's financial statements for the year ended August 31, 1998 included in its Form 10-KSB/A-1.

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

NOTE 2 - INVESTMENT IN DCI TELECOMMUNICATIONS, INC.

         On February 26, 1999, the Company entered into an agreement with DCI Telecommunications, Inc. ("DCI") (OTCBB: DCTC) to exchange an equity interest in the Company for an equity interest in DCI of equal fair market value. The equity interests consist of outstanding common stock of the respective companies. The Company received 576,047 shares of DCI common stock representing 2% of its issued and outstanding common stock, in exchange for 568,846 shares of the Company's stock representing 16.6% of its existing shares outstanding.

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

         Subsequent to May 31, 1999, the Company and DCI agreed to terminate the above agreement. As part of that termination, the companies returned their respective shares of common stock that had been issued to each other. The decision to terminate the agreement follows the termination of a merger agreement between Wavetech and DCI and the ceasing of all business agreements between the two companies. The returned shares will be cancelled, retired and returned to authorized and unissued common stock from the date of such retirement.

NOTE 3 - LICENSING AGREEMENT

         The Company entered into a Licensing Agreement on April 23, 1999 with Softalk, Inc. ("Softalk"), a private telecommunication software development company located in Toronto, Canada. This agreement sets forth the terms under which the Company and Softalk agree to provide certain rights and services to each other. The agreement provides for a non-exclusive, non-transferable worldwide license of Softalk's Internet Protocol (IP) based software and hardware systems for use by Wavetech to provide switched long distance services to Wavetech clients and certain existing clients of Softalk. In addition, the agreement calls for Wavetech to provide customer service and billing for Softalk's clients on an exclusive basis. The Company will pay Softalk a 5% royalty payment on the monthly cost of long distance minutes used by Wavetech customers. Wavetech will bill Softalk for billing and customer service to non-Wavetech clients on an ongoing basis. The Company paid $200,000 in consideration for receiving the above rights to the Softalk programs. The fee for licensing rights is included under the caption "Intangibles, net". Softalk and the Company have agreed to a seven-year term for the licensing rights.

NOTE 4 - EQUIPMENT AND FURNITURE

         On April 23, 1999 the Company purchased from Softalk certain hardware and software for a total of $252,444. This equipment is the cornerstone of the Company's new IP-based network to run customer traffic for its long distance calling services. Depreciation expense was $9,156 for the hardware and $4,700 for the software for the quarter ended May 31, 1999.

NOTE 5 - NOTES PAYABLE

         On October 12, 1998, a note payable for $50,000, plus accrued interest, was converted into 26,042 shares of common stock pursuant to an agreement between the Company and the payee. The conversion price of $1.92 was based on the closing bid price of the common stock on the Nasdaq SmallCap Market on the date the letter of agreement was entered into.

NOTE 6 - COMMON STOCK

         During the quarter ended May 31, 1999, an employee of the Company exercised 5,833 common stock options. The options were granted pursuant to the Company's 1997 Amended and Restated Stock Incentive Plan on January 31, 1997 at the fair market value of $1.50 per share on the grant date.

NOTE 7 - PER SHARE DATA

         Net earnings (loss) per common share amounts are based on the weighted average number of common shares outstanding throughout the periods presented. For the three months and nine months ended May 31, 1999, earnings per share were calculated with a weighted average number of Common Shares outstanding of 2,574,777 and 3,082,553 respectively. At May 31, 1999 the Company had outstanding 492,498 options at an exercise price of $1.50 to $3.96 per share and 352,500 Common Stock warrants at an exercise price of $2.28 to $9.00 per share. At May 31, 1998 the Company had outstanding 386,667 options at an exercise price of $2.25 to $4.86 per share and 382,500 Common Stock warrants at an exercise price of $2.28 to $10.50 per share. Since there is a loss from continuing operations, inclusion of shares underlying the Company's outstanding options and warrants would have an anti-dilutive effect. As a result, they have not been included for purposes of calculating the Company's per share data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-QSB contains certain statements which constitute forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements relate to future events, including future financial performance of Wavetech in a new business venture. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These only reflect management's expectations and estimates on the date of this report. Actual events or results may differ materially from these expectations and Wavetech does not undertake any obligation to update the statements made in this report. In evaluating those statements, you should specifically consider various factors, including the risks included in the reports filed by Wavetech with the SEC. These factors may cause actual results to differ materially from any forward-looking statements contained in this report.

OPERATIONS OVERVIEW

The global telecommunication infrastructure is undergoing significant change based on the emergence of digital technologies that replace older analog switching systems. These new technologies are based on powerful software and network innovations and provide significant opportunities for companies that are developing and/or deploying systems for commercial use.

On April 23, 1999, the Company signed a licensing agreement with Softalk, a developer of proprietary IP-based telecommunication technologies. This licensing agreement grants to the Company non-exclusive rights to market and resell Softalk's patent-pending technology and, in addition, grants Wavetech exclusive rights to provide billing and customer support services for all accounts. The Softalk technology is the foundation for a distributed, intelligent IP-based global network that manages voice, video and fax traffic for routing and transporting over a combination of networks, including the Internet, frame relay, Integrated Services Digital Network ("ISDN"), in additional to the traditional Public Switched Telecommunications Network (PSTN). The Softalk technology is based on Microsoft's NT operating platform, which the Company believes will play an important role in redefining the next generation of communication systems within the next five years. In addition to the software, the Company has purchased specialized telecommunication equipment needed to operate the licensed technology. The system is currently operational on a trial basis and is anticipated to be ready for general use by August 1, 1999.

Wavetech believes that its IP-based long distance service can reduce international communication costs for its customers by 50% or more. Softalk and Wavetech have informally agreed to work on a collaborative basis to build out Virtual Private Networks (VPN) for large multi-national organizations. The IP-based long distance services are currently being tested by a major multi-national organization in North America and Southeast Asia. The Company is in the process of establishing both domestic and international distribution networks.

From 1995 until the present, the Company created customized calling card services through the application of "intelligent" call processing technology and proprietary software targeted to the business traveler. These systems have been marketed by the Company to large organizations or companies for their members. With the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services has greatly diminished. As a result, commencing in March 1999 the Company's Board of Directors began exploring alternative industry segments in which to expand its business ventures.

On May 3, 1999 the Company terminated its Merger Agreement with DCI Telecommunications, Inc. ("DCI") pursuant to the terms of the Merger Agreement. Wavetech terminated this agreement because it had determined that is was not reasonably likely that the conditions to the merger would be satisfied prior to the expiration of the Merger Agreement on August 31, 1999.

On June 18, 1999, Wavetech and DCI terminated the Share Exchange Agreement that was executed on February 26, 1999. The companies returned their respective shares of Common Stock that had been issued to each other. The decision to terminate the agreement followed the previous termination of the merger agreement between the two companies.

On May 4, 1999, the Company received formal notification from the Nasdaq Stock Market ("Nasdaq") that the conditional listing under which its shares had been quoted had terminated and the Company's Common Stock was delisted from the Nasdaq SmallCap Market effective at the close of business on May 4, 1999. The Company subsequently applied for inclusion of its Common Stock on the OTC Bulletin Board and on June 23, 1999 Wavetech received notification of acceptance for trading as OTC BB: ITEL. The Company's Common Stock began trading on the OTC Bulletin Board on June 28, 1999.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 1999 COMPARED TO NINE MONTHS ENDED MAY 31, 1998

REVENUES. Total revenues decreased to $9,173 for the nine months ended May 31, 1999 from $147,360 for the nine months ended May 31, 1998. Revenues from the resale of international long distance minutes therefore decreased to zero for the nine months ended May 31, 1999 as compared to $60,151 for the nine months ended May 31, 1998. The decrease is a result of the Company's decision in fiscal 1998 to wind down its wholesale business of reselling international long distance minutes. This decision was made in order to conserve cash resources that would otherwise need to be applied towards supporting these activities, and because the Company was unable to purchase long distance minutes at competitive enough prices that would still result in net revenues. A licensing agreement with Switch Telecommunications Pty Ltd in Sydney, Australia was also terminated during fiscal 1998 resulting in license fee revenues decreasing to zero for the nine months ended May 31, 1999 as compared to $53,571 for the nine months ended

May 31, 1998. During the nine months ended May 31, 1998 the Company developed a customized application for one customer resulting in revenues of $13,500. No such applications were developed during the nine months ended May 31, 1999. The Company did not initiate any new marketing or advertising during the nine months ended May 31, 1999 and believes that that decision contributed, at least in part, to a $10,900 decrease in revenues from enhanced calling card services, such as long distance and voice and fax mail services.

COST OF SALES. Total cost of sales decreased to $8,793 for the nine months ended May 31, 1999 from $82,144 for the nine months ended May 31, 1998. Costs associated with the resale of international minutes decreased to zero for the nine months ended May 31, 1999 from $49,129 for the nine months ended May 31, 1998, as a result of a reduction in associated resales of wholesale international long distance minutes. During fiscal 1998, the Company renegotiated fees related to its T1 telephone access lines and related maintenance costs. This resulted in a decrease of $12,732 for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998. Costs to provide enhanced calling card services, such as domestic long distance, voice and fax mail services, and interpretation services decreased by $10,718 for the nine months ending May 31, 1999 as compared to the prior year's period. This decrease resulted from the Company's decision not to implement new marketing initiatives. As a result, the Company's costs associated with lower revenues for these services also decreased.

GENERAL AND ADMINISTRATIVE EXPENSES. Expenses decreased to $474,140 for the nine months ended May 31, 1999 from $767,266 for the same period in 1998. Legal expenses were broken out into fees for general corporate matters and other merger-related legal fees. General legal fees decreased by $80,852, however, much of that decrease was due to the reclassification into merger-related expenses (see "Merger Expenses" below). Other professional fees decreased by $71,737 due to costs in 1998 for a fairness opinion for the proposed, but later terminated, merger with Imagitel, Inc. During fiscal 1998, the Company renegotiated fees for its call processing platform services which resulted in a decrease of $61,284 for the nine months ended May 31, 1999. A decrease of $43,526 was due to expenses in the prior year period for consulting fees for an investor relations firm. The Company handled investor relations in-house during the nine months ended May 31, 1999. Rent expenses decreased by $22,828 from the prior year period due to an agreement to sublet a portion of the Company's office space. In the period ended May 31, 1998, the Company required additional services from its outside accountants for reviews of proxy and SEC filings which resulted in a decrease of $8,920 in accounting fees for the period ended May 31, 1999 as compared to the prior year's period.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $95,148 for the nine months ended May 31, 1999 as compared to $117,651 for the nine months ended May 31, 1998 due to aging of certain assets, resulting in lower depreciation amounts.

INTEREST INCOME. Interest income increased to $59,242 for the nine months ended May 31, 1999 from $2,008 for the nine months ended May 31, 1998. All of the Company's interest income during both periods was from its money market fund. The increase in interest income was attributable to increased funds in its money market account.

INTEREST EXPENSE. Interest expense decreased to $7,472 for the nine months ended May 31, 1999 from $33,332 for the nine months ended May 31, 1998. The decrease was related to higher interest costs in the prior year period associated with notes payable, convertible notes payable and capital leases.

SETTLEMENT COSTS. On January 21, 1999, the Company paid Mr. Steven A. Ezell in an out-of-court settlement $15,000 in settlement of all pending legal claims. These costs represent a one-time expense. The terms of this settlement have been previously disclosed under "Legal Proceedings" in Part II of Form 10-QSB for the period ended February 28, 1999.

ISSUANCE COSTS. The Company incurred costs of $108,000 relating to its Series A Convertible Preferred Stock issued in April 1998. As part of this issuance, the Company is subject to pay a penalty of $12,000 for each 30-day period after August 31, 1998 until such time as a Registration Statement on Form S-3 is declared effective. On September 30, 1998, the Company filed a Form S-3 to register the resale of the underlying shares of Common Stock, however, the registration statement has not yet been declared effective by the Securities and Exchange Commission. The purchaser of the Preferred Stock has agreed to accept payment for the penalties in restricted common shares in lieu of cash. The common shares will be priced at fair market value, based on the closing sales price of the Company's common stock on the date the penalty payment is due each month.

MERGER EXPENSES. Costs incurred during the nine months ended May 31, 1999 in connection with the previously proposed merger with DCI total $118,500. These expenses include $62,079 for legal fees, $24,340 paid to the Securities and Exchange Commission for registration fees for securities that were to be issued in connection with the DCI merger, and $20,000 for a fairness opinion.

DEBT CONVERSION EXPENSE. Debt conversion costs decreased to zero for the nine months ended May 31, 1999 from $92,894 for the nine months ended May 31, 1998. This decrease was due to an expense in fiscal 1998 resulting from converting notes payable and accrued interest thereon into common stock.

PREFERRED DIVIDENDS. Preferred dividends increased to $27,300 for the nine months ended May 31, 1999 from $3,900 for the nine months ended May 31, 1998. The increase is due to the issuance of 600 shares of Series A Convertible Preferred Stock in April 1998. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are due quarterly, and may be paid in cash or in shares. The 6% Preferred Stock has a stated value at $1,000 per share. At the Company's option, the dividends will be paid in restricted common shares based on the closing sales price of the Company's Common Stock on the date the dividend is due each month.

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

REVENUES. Revenues decreased to $3,683 for the three months ended May 31, 1999 from $32,971 for the three months ended May 31, 1998. A decrease of $17,857 was due to licensing fees recognized in the three month period ended May 31, 1998, for a previous, but subsequently terminated, licensing agreement with Switch Telecommunications. An additional $9,000 decrease was from development fees for a customized application paid during the three month period ended May 31, 1998. Lower revenues for calling card services such as long distance and voice and fax mail services resulted in a decrease of $2,431.

COST OF SALES. Cost of sales decreased to $1,454 for the three months ended May 31, 1999 from $6,955 for the three months ended May 31, 1998. This decrease was directly related to lower costs associated with the lower revenues for calling card services, such as long distance and voice and fax mail services.

GENERAL AND ADMINISTRATIVE EXPENSES. Expenses decreased to $156,839 for the three months ended May 31, 1999 from $326,866 for the three months ended May 31, 1998. Investor relations expenses decreased by $28,336 due to handling investor relations in-house during the three months ended May 31, 1999. Legal fees decreased by $30,294 during the 1999 period due to legal services in 1998 for the proposed, but later terminated, merger with Imagitel, Inc. Accounting fees decreased by $6,150. Other professional fees decreased by $55,237 due to costs of fairness opinions for the proposed, but later terminated, merger with Imagitel, Inc. Platform services and fees decreased by $12,489 due to renegotiations of costs. General licenses and fees decreased by $9,317 due to fees paid related to listing of additional shares of the Company's Common Stock on Nasdaq in 1998. Marketing and advertising costs decreased by $8,836 as the Company had previously used an outside agency to develop marketing materials. Rent expenses decreased by $7,770 due to an agreement to sublet certain office space.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $42,541 for the three-month period ending May 31, 1999, from $38,800 for the three-month period ending May 31, 1998. Depreciation and amortization expenses increased due to additional equipment purchased to run customer traffic and also from amortization costs for the licensing agreement with Softalk.

INTEREST INCOME. Interest income increased to $15,808 for the three-month period ending May 31, 1999 from $1,956 for the three-month period ending May 31, 1998. All of the Company's interest income during both periods was from its money market fund. The increase in interest income was attributable to increased funds in its money market account in the current period.

INTEREST EXPENSE. Interest expense decreased to $2,020 for the three-month period ended May 31, 1999 from $14,401 for the three-month period ended May 31, 1998. The decrease was due to higher interest costs in the prior year period associated with notes payables, convertible notes payable and capital leases.

ISSUANCE COSTS. The Company incurred $36,000 in costs relating to the Series A Convertible Preferred Stock issued in April 1998. As part of this issuance, the Company is subject to pay a penalty of $12,000 for each 30-day period after August 31, 1998, until such time as a Registration Statement on Form S-3 is declared effective. On September 30, 1998, the Company filed a Form S-3 to register the resale of the underlying shares of Common Stock, however, the registration statement has not yet been declared effective by the Securities and Exchange Commission. The purchaser of the Preferred Stock has agreed to accept payment for the penalties in restricted common shares in lieu of cash. The common shares will be priced at fair market value, based on the closing sales price of the Company's common stock on the date the penalty payment is due each month.

MERGER EXPENSES. Costs incurred during the three-months ended May 31, 1999 in connection with the previously proposed merger with DCI total $17,274. These expenses were entirely for merger-related legal expenses.

PREFERRED DIVIDENDS. Preferred dividends increased to $9,200 for the three months ended May 31, 1999 from $3,900 for the three months ended May 31, 1998. The increase is due to the issuance of 600 shares of Series A Convertible Preferred Stock in April 1998. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are payable quarterly, and may be paid in cash or in shares. The 6% Preferred Stock has a stated value at $1,000 per share. At the Company's option, the dividends will be paid in restricted common shares based on the closing sales price of the Company's Common Stock on the date the dividend is due each month.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1999, the Company had cash of $1,350,589. The Company does not currently generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital. The Company currently has sufficient cash to support its current and planned operations for the next 12 months.

Net cash used in investing activities increased to $447,444 for the quarter ended May 31, 1999 compared to $5,550 in 1998. The increase in 1999 was due to the purchase of the licensing rights from Softalk and the purchase of certain hardware and software necessary to operate the licensed technology. The agreement with Softalk extends to Wavetech worldwide rights to market, bill and provide customer service for both Wavetech and Softalk customers.

The Company is currently seeking additional financing to fund growth of operations although it does not presently have any agreements, binding or non-binding, with respect to any such financing. The Company does not have any commitments for significant future expenditures.

INFLATION

Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has a material effect on its operations.

RISKS ASSOCIATED WITH YEAR 2000

Many computer programs were designed to recognize calendar years by their last two digits. As a result, such programs are expected to misidentify dates commencing in calendar year 2000. This problem is referred to as the "Year 2000 Issue." These errors are likely to lead to computer errors, miscalculations, delays and business interruptions if not properly corrected in a timely manner. The Company's main billing program was originally written to accept dates from the year 2000 and beyond. To assure compliance, the Company hired an independent consultant to review the billing system for the purpose of thoroughly testing its operation for readiness associated with the Year 2000 issue. All assessment of internal systems and minor modifications has been completed. Total costs for the initial programming, fees from the outside consultant, associated testing and modifications were $6,500.

The Company has also contacted its supplier, which handles the calling card call processing software and supports platform services. The Company's hardware and operating systems for the calling card services were not able to address the Year 2000 Issue and it was not cost effective to implement the major modifications required. The Company recently decided to shift its focus from providing enhanced calling card products to IP-based long distance services. New equipment and software has been purchased from Softalk which has been verified as Year 2000 compliant. The Company will continue to test its new systems to assure Year 2000 compliance. Other than with Softalk, the Company does not have material relationships with any other third parties upon which its business and operations are substantially dependent. However, it is seeking written assurances from any third parties with which it enters into agreements that the systems are compliant with the Year 2000 Issue.

If the Company experiences any unanticipated problems related to the Year 2000 Issue, it has the assurance of its primary supplier that they will immediately correct any such issue. Within the next four months, the Company also plans to hire a software programmer to assist in activities related to the anticipated growth of the business. Part of this employee's responsibility would be continued testing and assurance of system Y2K compliance. However, if the Company is unable to immediately correct any problems that may arise, it may be forced to temporarily interrupt or suspend its services. In that event, the Company may be required to incur substantially higher costs to correct any Y2K related problem.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        On May 4, 1999, the Company received formal notification from the Nasdaq Stock Market ("Nasdaq") that the conditional listing under which its shares had been quoted had terminated and the Company's Common Stock was delisted from the Nasdaq SmallCap Market effective at the close of business on May 4, 1999. The Company subsequently applied for inclusion of its Common Stock on the OTC Bulletin Board and on June 23, 1999 Wavetech received notification of acceptance for trading as OTC BB:
        ITEL. The Company's Common Stock began trading on the OTC Bulletin Board on June 28, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                                                                    Method of
        Number               Description                              Filing
        ------               -----------                              ------

        10.1   Licensing Agreement, dated April 23, 1999,         Filed herewith
               between Softalk, Inc. and the Registrant

        10.2   DCI Share Exchange Termination Agreement           Filed herewith

          27   Financial Data Schedule                            Filed herewith

     (b)  Reports on Form 8-K

          On May 12, 1999 the Company filed two Current Reports on Form 8-K regarding the termination of the Merger Agreement between DCI Telecommunications, Inc. and the Registrant and the Registrant's Common Stock becoming delisted from the Nasdaq SmallCap Market.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 12, 1999                   WAVETECH INTERNATIONAL, INC.


                                       By: /s/ Gerald I. Quinn
                                           -------------------------------------
                                           Gerald I. Quinn
                                           President and Chief Executive Officer


                                       By: /s/ Gerald I Quinn
                                           -------------------------------------
                                           Gerald I. Quinn
                                           Treasurer