Form 10KSB
period 1999-09-30
WAVETECH INTERNATIONAL INC
filed 1999-11-29
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended August 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

                         Commission File Number: 0-15482

                          WAVETECH INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                                 86-0916826
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

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

              Securities registered under Section 12(g) of the Act:

                                                   Name of exchange on
             Title of Each Class                    which registered
             -------------------                    ----------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended September 30, 1999: $13,580.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 8, 1999 was approximately $8,892,142.69 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 8, 1999 was 3,059,662.

     Documents Incorporated by Reference - None.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH WE BELIEVE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF WAVETECH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISK INCLUDED IN THE REPORTS FILED BY WAVETECH WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WAVETECH IS NOT UNDERTAKING ANY OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

BUSINESS DEVELOPMENT

COMPANY PROFILE

         Wavetech International, Inc. (the "Company" or "Wavetech") was incorporated in the State of New Jersey on July 10, 1986 under the name "Wavetech, Inc." In February 1998, the Company reincorporated in the State of Nevada. The Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by filing and registering with the Securities and Exchange Commission (the "SEC") a Form S-18 under the Securities Act of 1933, as amended (the "1933 Act"), 400,000 units, each unit consisting of three shares of Common Stock and one Class A and one Class B redeemable Common Stock purchase warrant. Its Registration Statement became effective on February 11, 1987. A total of 400,000 units were sold at an offering price of $6.75 per unit for gross total proceeds of $2,700,000. The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "ITEL."

WAVETECH SUBSIDIARIES

         INTERNATIONAL ENVIRONMENTAL SERVICES CORPORATION. On June 6, 1991, Wavetech acquired all of the outstanding capital stock of International Environmental Services Corporation ("IES"), a privately held Delaware corporation, in exchange for 8,000,000 shares (66,667 shares after giving effect to the Company's reverse stock splits) of the Company's Common Stock and a $5 per cubic yard royalty payment on IES's future operations, if any. To date, IES has not derived any revenue from its operations.

         IES was incorporated in 1988 and at the time of its acquisition reported as its sole asset approximately 1,000 acres of real property located in Carroll County, Ohio. The property was acquired by IES for the purpose of converting all, or a portion thereof, to a non-hazardous sanitary landfill facility. In November 1995, Wavetech was advised that all of the land was sold to satisfy real estate taxes in arrears by Carroll County, Ohio. This tax sale was consummated in April 1994. The Company intends to pursue legal recourse to recover the value of the land from responsible parties as soon as it has sufficient funding that can be allocated exclusively for legal expenses related to this matter.

         Following the acquisition of IES, Wavetech was comprised of two divisions: an Environmental Laboratory Testing and Engineering Division through a wholly owned subsidiary, Applied Environmental Technology, Inc. ("Applied"), and a Landfill Development & Management Division ("IES"). During the year ended August 31, 1995, Wavetech, with the then President abstaining, voted to sell the stock of Applied to the father of the then President. This divestiture occurred before March 8, 1995, during the year ended August 31, 1995, resulting in Wavetech having no further liabilities nor assets on its balance sheet associated with Applied.

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

         Interpretel is a facilities-based telecommunication company using an advanced computer telephony platform to deliver enhanced calling card services. Incorporated in the State of Arizona in September of 1993, the Company was formed to create a simple calling card product featuring direct access to over-the-phone language interpreters with services provided by AT&T Language Line. Employing a digital computer/telephony integrated platform (switch) as a back-bone, the company's products and services evolved significantly to capitalize on features and capabilities of the system. The Company focused on highly customized and branded, enhanced calling cards, virtual office and interactive marketing applications. Interpretel focused on creating an infrastructure to support product development, administration, sales, marketing, and customer support. In 1999, Interpretel discontinued all calling card services as the costs to provide these services were greater than revenues and the Company had recently shifted its focus into Internet-related products.

         INTERPRETEL (CANADA) INC. On March 10, 1995, Interpretel (Canada) Inc. ("Interpretel (Canada)") was incorporated under the laws of the Province of Ontario as a wholly owned subsidiary of Interpretel, Inc. It was formed to secure a long distance reseller's registration and license in that country through the Canadian Radio and Television Commission (CRTC), which is the Canadian equivalent of the FCC. This reseller's license qualifies Interpretel (Canada) to operate as a reseller of long distance services and secure contracts with Canadian corporations and organizations as a Canadian entity. Interpretel (Canada) is essentially a sales and customer service operation.

         TELPLEX INTERNATIONAL COMMUNICATIONS, INC. On January 1, 1997, the Company acquired certain intangible assets of Telplex, Inc., an Arizona corporation, in exchange for $25,000 in cash. These assets, which consisted primarily of goodwill, an international long distance wholesaler's license, a few customer contracts for the resale of switchless international long distance numbers, as well as a non-compete agreement from the owner of Telplex, Inc., were acquired by the Company through its new wholly owned subsidiary, Telplex International Communications, Inc. ("Telplex"). The Company did not assume any of the liabilities of Telplex, Inc. Subsequent to February 28, 1998, the Company had no revenues from Telplex, as the Company no longer had the sales and billing support staff to accommodate the international long distance wholesale business. The remaining book value of the acquired assets was written off in 1999.

RECENT DEVELOPMENTS

         Effective November 13, 1999, the Company acquired through its wholly owned subsidiary, Interpretel (Canada), certain products and accounts, as well as first-right-of-refusal on the sale of Softalk, Inc., an Ontario Canada corporation ("Softalk"), its intellectual property, software code, and any patents owned by Softalk (the "Acquisition"). The Acquisition was consummated in accordance with the terms of a Purchase Agreement between the Company, Interpretel (Canada), and Softalk, dated as of October 25, 1999.

         The aggregate consideration paid by the Company in connection with the Acquisition was $10,000,000, consisting of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) (the "Interpretel Preferred Shares"). Each Interpretel Preferred Share is exchangeable, at the option of Softalk, for one share of Wavetech Common Stock. As of the date of this Report, such Interpretel Preferred shares are convertible into approximately 58% of the issued and outstanding shares of Wavetech Common Stock. The aggregate consideration paid in the Acquisition was determined through arm's length negotiations between representatives of the Company and Softalk. Neither the Company nor, to the knowledge of the Company, any affiliate, director or officer of the Company had any material relationship with Softalk, except for the Amended and Restated License Agreement. See "Business of Issuer and Subsidiaries" below.

         The Acquisition consisted principally of certain hardware and software required by Interpretel (Canada) to operate their telecommunication services, any existing or future Softalk contracts with customers, distributors and suppliers, and the first-right-of-refusal to purchase Softalk, their intellectual property, software code, and any patents owned by Softalk. The value of the purchase was U.S. $10,000,000.

         In a separate transaction, the Company and Softalk agreed to amend their existing Amended and Restated License Agreement, effective October 25, 1999, to grant Wavetech and its subsidiaries a world-wide exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to commercial accounts, and a world-wide nonexclusive license to distribute, market, service, sale and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to individual customer accounts. In consideration of such Amendment, the Company issued to Softalk five year warrants to purchase an aggregate of 5,246,753 shares of Common Stock, 3,246,753 of which have a per share exercise price of $3.25, 1,000,000 have a per share exercise price of $5.00 and the remaining 1,000,000 have a per share exercise price of $10.00.

         Softalk has been given two seats on the Board of Directors of Wavetech, the parent of Interpretel (Canada). Wavetech has been given one seat on the Softalk Board of Directors. Softalk, as a private company, will continue to develop software and, as required, provide technical support to Interpretel (Canada) and Wavetech. Interpretel (Canada) and Wavetech will provide customer support, billing services and marketing for the Softalk software products globally on an exclusive basis to commercial accounts and on a non-exclusive basis to individual consumer accounts.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

         From 1995 until the present, the Company created customized calling card services through the application of "intelligent" call-processing technology and proprietary software targeted to the business traveler. The Company marketed these systems to large organizations or companies for their membership base. With the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services has greatly diminished.

         During fiscal 1999, the Company's efforts centered primarily on completing a merger with DCI Telecommunications, Inc. ("DCI"), an international telecommunications company. When it became apparent to the Company's Board of Directors that the consummation of this merger would be delayed, combined with the declining market for calling card services, the Company's management was instructed to explore alternative industry segments in which to expand its business ventures.

         On April 23, 1999, the Company signed a licensing agreement with Softalk (the "Softalk License Agreement"), a developer of proprietary Internet Protocol-based ("IP-based") telecommunication technologies ("the Licensed Technology"), based in Toronto, Ontario. Softalk's technology enables personal computer users who access the World Wide Web to make long distance telephone calls at substantially reduced rates from those offered over the Public Switched Telephone Network ("PSTN"). The licensing agreement granted to the Company non-exclusive rights to market and resell Softalk's patent-pending technology and, in addition, granted the Company the exclusive right to provide billing and customer support services for all accounts.

         On May 3, 1999, the Company terminated its Merger Agreement with DCI (the "Merger Agreement") pursuant to the terms of the Merger Agreement, as it was not reasonably likely that the conditions to the merger would be satisfied prior to the expiration of the Merger Agreement on August 31, 1999.

         On June 18, 1999, Wavetech and DCI terminated the Share Exchange Agreement that was previously executed on February 26, 1999. The companies returned their respective shares of Common Stock that had been issued to each other. The decision to terminate the Share Exchange Agreement followed the previous termination of the Merger Agreement.

         On May 4, 1999, the Company received formal notification from the Nasdaq Stock Market ("Nasdaq") that the conditional listing under which its shares had been quoted had terminated and the Company's Common Stock was delisted from the Nasdaq SmallCap Market effective at the close of business on May 4, 1999. The Company subsequently applied for inclusion of its Common Stock on the OTC Bulletin Board and on June 23, 1999 received notification of acceptance for trading as OTC BB: ITEL. The Company's Common Stock began trading on the OTC Bulletin Board on June 28, 1999.

         The Company's business strategy is now focused exclusively on providing the web-enabled long distance service it markets pursuant to the Softalk License Agreement. Best Net Call is the Company's brand name for this service. The Company has begun integrating the proprietary software licensed from Softalk into its billing system. The Company has also begun development of its website to launch its Best Net Call business. The Company anticipates an initial launch of its service in January 2000.

FEATURES AND CAPABILITIES OF THE COMPANY'S SERVICE

         Best Net Call allows companies and individuals to enter long distance calling information on the Company's World Wide Website at www.bestnetcall.com from anywhere in the world. The Company believes that the Licensed Technology provides the platform for developing a distributed, intelligent IP-based global network that manages voice, video and fax traffic for routing and transporting over a combination of networks, including the Internet, frame relay, Integrated Services Digital Network ("ISDN"), in addition to the traditional PSTN. The
Licensed Technology is based on Microsoft's NT operating platform, which the Company believes will play an important role in redefining the next generation of communication systems within the next five years.

         The Company's Best Net Call service uses existing telephone equipment and does not require the purchase of hardware or software by the customer; users only need access to the Internet and an available phone line. Best Net Call offers real-time billing to all users. Following completion of a telephone call, the total cost for that call may be viewed on the caller's online account. Best Net Call also offers convenient speed dialing, personalized directories and client billing code capabilities.

STRATEGIES FOR THE FUTURE

         The Company believes that Best Net Call provides customers with the cost savings of data networks and the global reach of the Internet, while providing the Company with a platform for delivering additional value-added services. The Company intends to continue to distribute Best Net Call on a global basis by taking advantage of the growth of the Internet.

         To rapidly accelerate distribution of this service, the Company intends to utilize its existing relationships with leading multi-national corporations. The Company intends to expand its relationships with international professional service firms, telecommunications carriers and other third-party intermediaries to attract local, regional and national advertisers that seek to efficiently target business customers.

         The Company also intends to become a global provider of high quality Internet-enabled voice and fax services. The Company believes that the planned deployment of its network and proprietary software will allow its customers to capitalize on the convergence of the traditional telephone network with both private and public data networks, such as the Internet. The Company has established facilities in Canada and has arrangements with affiliates in the U.S. and outside of the U.S. to place and complete telephone calls on the PSTN.

COMPETITION

         The Company expects that information and telecommunication services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the right, contractually or otherwise, to prevent its subscribers from using competing products and the Company's subscribers may generally terminate their services with the Company at any time. In addition, consumer demand for particular telecommunications products may be adversely affected by the increasing number of competitive products from which to choose, making it difficult to predict the Company's future success in producing telecommunications products for the marketplace.

         Currently, the Company's primary competitors for Internet telephony services include Net2Phone, Inc., ITXC, Inc., DeltaThree, Inc., and iBasis, Inc. The Company also competes against traditional long distance carriers such as AT&T, MCI WorldComm, Sprint, and Qwest Communications, Inc. The Company may also compete with online services and other Web site operators, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets. There can be no assurance that the Company' s competitors will not develop services that are superior to those of the Company or that may achieve greater market acceptance than the Company's offerings. Certain of the Company's competitors have, and any new competitors that enter the industry may have, access to significantly greater financial resources than the Company.

RESEARCH AND DEVELOPMENT

         The Company has not spent any capital during each of the last two fiscal years on research and development activities.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases its office and administrative space at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711. The lease expires November 30, 2001, and requires the Company to make payments thereunder in an average amount of approximately $8,400 per month over the term of the lease. Effective May 13, 1998, the Company began to sublet approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

         As of the date of this report, the Company is aware of no pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock was quoted on the Nasdaq SmallCap Market until May 4, 1999, and then on the OTC:BB from June 28, 1999 to the present. The high and low bid prices of the Company's Common Stock as reported from September 1, 1997 through August 31, 1999 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows, as adjusted for a one-for-six reverse split effective December 18, 1998:

                  1ST QTR          2ND QTR          3RD QTR         4TH QTR
               ------------     -------------    ------------     ------------
               HIGH     LOW     HIGH      LOW    HIGH     LOW     HIGH     LOW
               ----     ---     ----      ---    ----     ---     ----     ---
1998
Common Stock  $3 5/8  $2 1/4  $2 13/16  $2 7/16 $4 1/8   $3 3/8  $4 5/16 $1 5/16

1999
Common Stock   3 9/16  1 1/2   3 9/16    2       2 15/16    1/8   2 5/8     1/2

         The bid and the asked price of the Company's Common Stock on November 8, 1999, were $2 7/8 and $3, respectively.

         As of November 8, 1999, the Company had 332 shareholders of record of its Common Stock. As of November 10, 1999, the Company had 1,734 shareholders that beneficially own the stock in the name of various brokers.

         The Company has never declared any cash dividends and currently plans to retain future earnings, if any, for its business operations.

         NASDAQ DELISTING. The Company's Common Stock was delisted from the NASDAQ Small Cap Market on May 4, 1999, due to the fact that the Company was not in compliance with Nasdaq's $1.00 minimum bid price requirement. Since June 28, 1999, the Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "ITEL."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

         REVENUES. Revenues decreased to $13,580 in fiscal 1999 from $157,838 in 1998. $60,151 of the decrease was attributable to the Company having zero revenues from the resale of international long distance minutes in fiscal 1999. As of February 28, 1998, the Company discontinued the business of reselling international long distance minutes. At that time, the Company no longer had the sales and billing support staff to accommodate that business. A decrease of $59,523 was due to receipts of licensing fees from Switch Telecommunications Pty Limited ("Switch") in fiscal 1998, which did not occur again in fiscal 1999. The licensing agreement with Switch was terminated on June 30, 1998, therefore, no such revenue was received in fiscal 1999. Revenues from calling card services such as long distance, voice and fax mail services decreased by $26,256 in 1999, as the Company was not able to obtain competitive rates for these services and was not able to attract new customers.

         COST OF SALES. Costs of sales decreased to $9,468 in fiscal 1999 from $85,082 in fiscal 1998. A decrease of $49,129 was related to prior year costs associated with the resale of international long distance minutes. Reduction in the number of T-1 telephone lines and software maintenance resulted in an additional decrease of $14,277. Costs associated with lower revenues from calling card services decreased by $11,439.

         GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses decreased to $691,479 in fiscal 1999 from $794,004 in fiscal 1998. Renegotiation of the fees paid by the Company for platform services and support resulted in a decrease of $54,191 in fiscal 1999 as compared to fiscal 1998. Investor relations expenses decreased by $49,659 in fiscal 1999, due to the Company handling investor relations in-house. Legal and accounting fees decreased by $16,419. Fees to NASDAQ decreased by $8,118 during fiscal 1999 as compared to the prior year.

During fiscal 1999, the Company's office and equipment lease expenses increased by $7,721 over the previous year, while travel expenses related to completing due diligence on potential business opportunities increased by $17,650 over the prior year.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased to $146,977 for fiscal year 1999 from $156,965 for fiscal year 1998, due to a reduction in amortization expense of capital lease obligations.

         INTEREST INCOME. Interest income increased to $70,519 in fiscal 1999 from $6,565 in fiscal 1998 due to an increase in the average balance in the Company's money market fund during fiscal 1999 as compared to fiscal 1998.

         RENTAL INCOME. The Company subleases approximately 2,000 square feet of its office space to another company. This sublease is on a month-to-month basis and earns the Company $3,000 per month. The Company intends to continue this sublease until such time as the Company requires this additional space.

         INTEREST EXPENSE. Interest expense decreased to $8,995 for fiscal year 1999 from $45,182 for fiscal year 1998. The decrease in interest expense related to a line of credit that was repaid in 1998.

         COSTS INCURRED IN CONNECTION WITH MERGER. The Company had expenses of $118,450 directly related to the proposed, but terminated, merger with DCI. These expenses included $62,079 in legal fees, $20,000 for fairness opinions and $25,340 in registration fees to NASDAQ and the SEC and $8,632 in consulting fees.

         PREFERRED STOCK CONVERSION PENALTY. The Company incurred $144,000 in costs relating to Series A Convertible Preferred Stock issued in April 1998 which requires the Company to pay a penalty of $12,000 for each 30-day period until such time as a Registration Statement on Form S-3 covering the underlying shares of common stock is declared effective. The purchaser of the Series A Convertible Preferred Stock has agreed to accept payment for the penalties in restricted common shares in lieu of cash. Such common shares are priced at fair value on the date each penalty payment is due.

         WRITE-OFF OF INTANGIBLES. The Company determined that $36,125 in certain fixed and intangible assets were no longer of value to the Company and were written off. These assets included $20,556 in intangibles related to the original purchase of goodwill, a reseller's license and customer contracts for Telplex. An additional amount of $12,369 for development costs for software specifically for calling card services was written off, as that software is no longer being used.

         OTHER EXPENSES. The Company had a one-time expense of $15,000 during fiscal 1999 to settle a previously reported lawsuit by Steven A. Ezell. The details relating to this expense were reported in the Company's 10-QSB for the period ending February 28, 1999.

         INCOME TAXES. At August 31, 1999, the Company has federal net operating loss carryforwards totaling approximately $11,000,000 and state net operating loss carryforwards of approximately $7,100,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2011 for federal purposes and 2000 for state purposes. Additionally, the Company has capital loss carryforwards of approximately $216,000 which will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1999, the Company had working capital of $618,440 as compared to a working capital of $1,863,442 at August 31, 1998.

         The Company expects to incur operating losses until such time as the Internet-based communication product is introduced and is operating. The Company believes it has sufficient funds to meet its current operating expenses for the next fiscal year.

         The Company as of November 13, 1999 has on a fully diluted basis 15,446,117 outstanding in stock, options, and warrants and is authorized to issue 50 million common shares. The Company has 561 preferred shares outstanding and is authorized to issue 10 million preferred shares. The Company believes it can finance its global build-out and growth by issuing additional shares, either through private placements, a secondary public offering or a combination of both.

INFLATION

         Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had or will have a material impact on its limited operations.

RISK FACTORS

         This annual report on Form 10-KSB contains "forward-looking statements" that involve risks and uncertainties, which statements may be deemed to include, but are not limited to, the Company's plans to grow its Internet-based communications businesses, to expand the range of services offered by the Company, to increase the number of customers and revenues using the Company's services and the minutes of use and price per minute of use of the traffic booked through the Company's websites and network, to otherwise expand its business activities in new cities and foreign countries, to retain key personnel or otherwise to implement its strategy as well as the Company's beliefs regarding consumer acceptance of the Internet as a means of commerce and the use of the Internet as a source of advertising. Such statements include statements regarding the belief or current expectation of the Company's management and are necessarily based on management's current understanding of the markets and industries in which the Company operates. That understanding could change or could prove to be inconsistent with actual developments. The Company's actual results could differ materially from the results discussed in this Form 10-KSB, including those anticipated in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Report.

THE QUALITY OF THE COMPANY'S SERVICES AND THE COMPANY'S CAPACITY TO TRANSMIT INTERNATIONAL VOICE AND FAX CALLS DEPENDS LARGELY ON THIRD PARTIES.

         VENDORS THAT MAINTAIN PHONE AND DATA LINES. The Company's business model depends on the availability of the Internet to transmit data packets for voice and fax calls. The Company also relies on third parties who provide traditional phone lines. Some of these third parties are national telephone carriers. They may increase their charges for using these lines at any time and decrease the Company's profitability. They may also fail to properly maintain their lines and disrupt the Company's ability to provide service to the Company's customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of the Company's ability to complete calls over the Internet would have a material adverse effect on the Company's business, financial condition and results of operations. No assurances can be made that the Company will be able to continue purchasing such services from these third parties on acceptable terms, if at all. If the Company is unable to purchase the necessary services to maintain and expand the Company's network as currently configured, the Company's business, financial condition and results of operations would be materially adversely affected.

         INTERNATIONAL COMMUNICATIONS SERVICE PROVIDERS. The Company intends to develop relationships with local communications service providers in many countries, some of whom own the equipment that translates voice to data in that country. The Company relies upon these third parties to both provide lines over which the Company completes calls and to increase their capacity when necessary as the volume of the Company's traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect the Company's ability to complete calls to those destinations. There can be no assurances that the Company will establish and/or continue relationships with these local service providers on acceptable terms, if at all. Because the

Company relies upon these relationships with local service providers to expand into additional countries, there can be no assurances that they will be able to increase the number of countries to which the Company provides service. The Company may not be able to enter into enough relationships with local service providers in foreign locations to handle the increase in the volume of calls from the Company's customers. Finally, any technical difficulties that these providers suffer would affect the Company's ability to transmit calls to those locations.

         STRATEGIC RELATIONSHIPS. The Company depends on strategic relationships to continually develop the Licensed Technology and to expand the Company's distribution channels. In particular, the Company depends in large part on the Company's joint product development efforts with Softalk. Softalk or other strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. The Company's loss of this key strategic relationship, or the failure to develop new relationships in the future, would have a material adverse effect on the Company's business, financial condition and results of operations.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         While the Federal Communications Commission (the "FCC") has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress has indicated that it is dissatisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on the Company's industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those which provide Internet telephony services to end-users located within the United States.

         Aspects of the Company's operations may be, or become, subject to state or federal regulations governing universal service funding, disclosure of confidential communications, copyright and excise taxes. There can be no assurance that government agencies will not increasingly regulate Internet-related services. Increased regulation of the Internet may slow its growth. Such regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect the Company's business, financial condition and results of operations.

THE  TELECOMMUNICATIONS   INDUSTRY  IS  SUBJECT  TO  INTERNATIONAL  GOVERNMENTAL
REGULATION AND LEGAL UNCERTAINTIES WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company intends on marketing its service to international long distance callers. Because it will be conducting business internationally, the Company is subject to certain direct or indirect risks. These risks would include unexpected changes is regulatory requirements for the Internet and/or Internet telephony; foreign currency fluctuations, which could increase or decrease operating expenses and increase or decrease revenue; foreign taxation; and the burdens of complying with a variety of foreign laws, trade standards, tariffs and trade barriers.

         The Company may also be subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships. Adverse conditions internationally could materially adversely affect the Company's business, financial condition and results of operations.

LIMITED OPERATING HISTORY

         The Company has operated at a loss for the last six years. The Best Net Call service is a new product for the Company and therefore has no operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as those in which the Company competes. Such risks include, but are not limited to, evolving and unpredictable business models, management of growth, the Company's ability to anticipate and adapt to developing markets, acceptance by Internet users, businesses and business customers of the Company's services and the ability of the Company to establish relationships with additional strategic partners. To address these risks, the Company must, among other things, attract and retain an audience of frequent users of its services in its target markets, maintain its business customer base, attract a significant number of new Internet telephony business customers in target markets, expand its sales of voice, fax and value-added telecom services through Best Net Call, respond to competitive developments, continue to form and maintain relationships with telecom carrier partners, continue to attract, retain and motivate qualified personnel, provide superior customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

ANTICIPATED CONTINUED OPERATING LOSSES

         At August 31, 1999, Wavetech had an accumulated deficit of $7,467,861. Prior years' financial information has no particular bearing on future years' results because the focus of the Company has changed from calling card services to Internet telephony.

         The Company believes that its future profitability and success will depend in large part on its ability to generate sufficient revenues from Best Net Call revenues and websites to businesses. Revenues are also anticipated from the licensing of its technology and business systems to partners setting up Internet telephony services in partner-led foreign markets. The profitability and success of the Company will depend on its ability to maintain existing relationships and enter into new relationships with Post Telephone & Telegraph ("PTT") administrations and other carriers for which it sells Internet telephony services and to obtain or retain for Wavetech the right to sell Internet telephony services and related value-added telecom services online, its ability to effectively maintain existing relationships with its multinational partners, its ability to successfully enter into new strategic relationships for distribution and increased usage of the Best Net Call and Internet telephony services and its ability to generate sufficient online traffic and sales volume. Accordingly, the Company expects to expend significant financial and management resources on the roll-out of the Internet telephony service, and on site and content development on its Best Net Call websites, integration of the Internet telephony and Best Net Call services, strategic relationships, technology and operating infrastructure. As a result, the Company expects to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. There can be no assurance that the Company's revenues will increase or even continue at their current levels or that the Company will achieve or maintain profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of the Company's business, the limited operating history of both Internet telephony and Best Net Call and the risks associated with integrating these businesses, the Company believes that period-to-period comparisons of operating results are not meaningful and should not be relied upon as an indication of future performance.

POTENTIAL CONFLICTS OF INTEREST

         Conflicts of interest may arise between the Company, including Best Net Call, on the one hand, and its affiliates, including Softalk, on the other hand, in areas relating to past, ongoing and future relationships, including the Best Net Call License Agreement, corporate opportunities, indemnity arrangements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by Wavetech principals. These conflicts also may include disagreements regarding the Best Net Call License Agreement, including with respect to possible amendments to, or modifications or waivers of provisions of such agreement. Such amendments, modifications or waivers may adversely affect the Company's business, financial condition and results of operations. Ownership interests of directors or officers in the Company's Common Stock, or serving as both a director/officer of the Company and a director/officer/employee of Softalk, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the Company and Softalk. Two of the members of the Company's Board of Directors are also directors, officers or employees of Softalk.

DEPENDENCE ON INCREASED NETWORK BANDWIDTH AND CALL PROCESSING SERVICES

         The Company's future success, and in particular its revenues and operating results, depends in large part upon its ability to increase the dollar volume of transactions through Best Net Call, either by generating significantly higher levels of traffic to its Internet telephony and Best Net Call websites or by increasing the percentage of visitors to its online sites who purchase Internet telephony or value-added telecom services, or through some combination thereof. The Company's ability to increase network bandwidth and call processing services will also depend in part upon Softalk's ability to develop additional products and enhance existing products. The Softalk License Agreement obligates Softalk to continuing product development and to research and development of improvements and modifications for the purpose of augmenting exploitations by Wavetech in all markets for, and all uses of, the Softalk products. While the Company believes that, due to the perpetual right of Best Net Call to serve as Softalk agent for web-based call processing, Softalk has a substantial interest in its relationship with Best Net Call, there can be no assurance that Softalk will provide fulfillment services to Best Net Call in excess of the requirements of the Best Net Call License Agreement and, in particular, after December 31, 2006. In addition, in order to generate sufficient revenues from sponsorship and advertising on the Best Net Call websites, the Company must deliver a high level of service and compelling pricing in order to attract users with demographic characteristics valuable to sponsors and advertisers. There can be no assurance that the Company will be able to increase the dollar volume of transactions booked through its online sites, increase traffic to its online sites, increase the percentage of visitors who purchase advertisers' products or the Company's value-added telecom services, increase the number of repeat purchasers or increase its sponsorship and advertising revenues. The failure to do one or more of the foregoing would likely have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

         Since inception, Internet telephony has experienced negative cash flow from operations and the Company expects to continue to experience significant negative cash flow from operations for the foreseeable future. There is no current obligation or agreement to provide any future capital or other funding to the Company. The Company currently believes that its existing capital resources will be sufficient to meet its presently anticipated cash requirements through August 31, 2000. Thereafter, the Company may be required to raise additional funds. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CONTINUED GROWTH OF INTERNET TELEPHONY

         The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Web and online services such as Internet telephony as an effective medium of commerce by businesses. Rapid growth in the use of, and interest in, the Web, the Internet and commercial online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of businesses will adopt, and continue to use, the Web and online services as a medium of commerce, particularly for purchasing network bandwidth and access and related value-added telecom services. Demand for recently introduced services and products over the Web and online services is subject to a high level of uncertainty, and there are relatively few proven services and products. The development of the Web and online services as a viable commercial marketplace is subject to a number of factors, including continued growth in the number of Internet users and users of such services, concerns about transaction security, continued development of the necessary technological infrastructure and the development of complementary services and products. If the Web and online services do not become a viable commercial marketplace, the Company's business, financial condition and results of operations would be materially and adversely affected.

DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET AND THE WEB

         The usage of the Web for services such as those offered by the Company will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Web, in the level of usage by individuals and in the number and quality of products and services designed for use on the Web. Because usage of the Web as a source for information, products and services is a relatively recent phenomenon, it is difficult to predict whether the number of users drawn to the Web will continue to increase and whether any significant market for usage of the Web for such purposes will continue to develop and expand. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered online will improve sufficiently to continue to support user interest. Failure of the Web to stimulate user interest and be accessible to a broad audience at moderate costs would jeopardize the markets for the Company's services.

         Moreover, the rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multi-telecom carrier content over the Web has placed increasing strains on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Web and could reduce the usage of the Web by businesses and individuals. In addition, to the extent that the Web continues to experience significant growth in the number of users and level of use without corresponding increases and improvements in the Internet infrastructure, there can be no assurance that the Internet will be able to support the demands placed upon it by such continued growth. Any failure of the Internet to support such increasing number of users due to inadequate infrastructure or otherwise would seriously limit the development of the Web as a viable alternative to the use of the Public Switched Telephone Network, which could materially and adversely affect the acceptance of the Company's services, which would, in turn, materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL

         The Company's success depends to a significant degree upon the continued contributions of the Company's executive management team, including Gerald Quinn, the Company's Chief Executive Officer and Richard Freeman, the Company's Vice President. The loss of the services of Mr. Quinn or Mr. Freeman or other members of the Company's management team could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Best Net Call technology was previously managed by Softalk. The success of the Company will depend upon a successful transition of this technology to the Company's senior management team. The Company's employees, including its senior officers, may voluntarily terminate their employment with the Company at any time, and competition for qualified employees is intense. The Company's success also depends upon its ability to attract and retain additional highly qualified management, technical and sales and marketing personnel. The process of locating and hiring such personnel with the combination of skills and attributes required to carry out the Company's strategy is often lengthy. The loss of the services of key personnel or the inability to attract additional qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The Company expects that information and telecommunication services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the right, contractually or otherwise, to prevent its subscribers from using competing products and the Company's subscribers may generally terminate their services with the Company at will. In addition, consumer demand for particular telecommunications products may be adversely affected by the increasing number of competitive products from which to choose, making it difficult to predict the Company's future success in producing telecommunications products for the marketplace.

         Currently, the Company's primary competitors for Internet telephony services include Net2Phone, Inc., ITXC, Inc., DeltaThree, Inc., and iBasis, Inc. The Company also competes against traditional long distance carriers such as AT&T, MCI WorldComm, Sprint, and Qwest Communications, Inc. The Company may also compete with online services and other Web site operators, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets. There can be no assurance that the Company' s competitors will not develop services that are superior to those of the Company or that may achieve greater market acceptance than the Company's offerings.

         The Company believes that the principal competitive factors include ease-of-use, real-time billing, transmission quality, distribution, web-linkage and brand recognition. Many of the Company's competitors have greater financial and marketing resources than the Company and may have significant competitive advantages through other lines of business and existing business relationships. There can be no assurance that the Company will be able to successfully compete against its current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, as a strategic response to changes in the competitive environment, the Company may make certain pricing, servicing or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, financial condition and results of operations.

ONLINE COMMERCE AND DATABASE SECURITY RISKS

         A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as businesses credit card numbers. In addition, the Company maintains an extensive confidential database of consumer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the methods used by the Company to protect consumer transaction and personal data contained in the Company's database. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and on its business, operating results and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and commercial online services and the privacy of users may also inhibit the growth of the Web and online services as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers or other personal information, security breaches could expose the Company to a risk of loss or litigation and possible liability. In addition, the Company may suffer losses as a result of orders placed with fraudulent credit card data, even though the consumer's payment for such orders has been authorized by the associated financial institution. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions processed by the Company, no cardholder signature is obtained. There can be no assurance that the Company will not suffer significant losses as a result of fraudulent use of credit card data in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE

         The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing online sites and proprietary technology and systems obsolete. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its online services, particularly in response to competitive offerings. The Company's success will depend, in part, on its ability to enhance its existing services, to develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of online sites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. There can be no assurance that the Company will successfully use new technologies effectively or adapt its online sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially adversely affected.

LIABILITY FOR ONLINE CONTENT

         The Company may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that appear on the Company's sites or on sites operated by its respective partners. Such claims have been brought, and sometimes successfully pressed, against online services providers and other "non-common carrier status" providers. Although the Company intends to continue its general liability insurance, the Company's insurance may not cover claims of these types or may not be adequate to indemnify the Company for any liability that may be imposed. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on the Company's reputation and its business, financial condition and results of operations.

UNCERTAIN PROTECTION OF INTELLECTUAL PROPERTY; RISKS OF THIRD PARTY LICENSES

         The Company regards the Company's and Softalk's copyrights, service marks, trademarks, trade dress, trade secrets, proprietary software and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available or sought by the Company in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain proprietary rights, such as trademarks or copyrighted material, to and from third parties. While the Company attempts to ensure that the quality of its brands is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate its copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims, including patent infringement claims, against the Company. In January 1996, Softalk filed an application entitled "Systems and Methods for Establishing Long Distance Through the Internet" for United States registration of their proprietary software and trademarks with the United States Patent and Trademark Office ("USPTO"). There can be no assurance that the USPTO will grant registration of this technology and trademarks or that an inability to obtain such registration will not have an adverse effect on the ability of such licenser or the Company to utilize such trademark in the future. The Company may be subject to legal proceedings and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources which could result in a material adverse effect on the Company's business, financial condition and results of operations licensed from Softalk. The Company is dependent upon Softalk to maintain and assert its rights to the trademarks and to defend infringement claims, if any.

RISKS ASSOCIATED WITH REGULATORY MATTERS

         The Company is subject to regulations applicable to businesses generally and laws or regulations directly applicable to accessing online commerce. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, taxation, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject the Company to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and commercial online services could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

         Many older computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by some companies may need to be upgraded to comply with such "Year 2000" requirements.

         As reported in previous 10-QSBs, the Company hired an independent consultant to review the Company's main billing program. All assessments of internal systems and minor modifications have been completed and the Company has determined that it is compliant with Year 2000 requirements. Total costs for the initial programming, fees for the outside consultant, associated testing and modifications were $6,500. Additionally, all hardware and software to provide the Best Net Call service has been verified to be Year 2000 compliant.

         The Company is reliant on other third parties such as utilities, vendors, telecommunication carriers whose non-compliance or non-readiness could adversely impact operations. The Company is taking steps to assure third party compliance, however, there can be no assurance that all such parties will be Year 2000 compliant.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          Wavetech International, Inc.

                          Audited Financial Statements

                           Year ended August 31, 1999


                                    CONTENTS

Report of Independent Auditors..........................................  F-1

Audited Financial Statements

Consolidated Balance Sheet..............................................  F-2
Consolidated Statements of Operations...................................  F-3
Consolidated Statements of Changes in Stockholders' Equity..............  F-4
Consolidated Statements of Cash Flows...................................  F-5
Notes to Consolidated Financial Statements..............................  F-6

                         Report of Independent Auditors

Board of Directors
Wavetech International, Inc.


We have audited the accompanying consolidated balance sheet of Wavetech International, Inc. as of August 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wavetech International, Inc. for the year ended August 31, 1998 were audited by other auditors whose report dated November 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wavetech International, Inc. as of August 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Tucson, Arizona
October 18, 1999,
except for Note 11, as to which the date is November 13, 1999

                          Wavetech International, Inc.

                           Consolidated Balance Sheet

                                 August 31, 1999


ASSETS
Current assets:
  Cash and cash equivalents                                         $   889,620
  Prepaid expenses and other assets                                       8,529
                                                                    -----------
Total current assets                                                    898,149

Property and equipment, net                                             363,559
License fee, net of amortization of $9,524                              190,476
Note receivable from affiliate                                          100,000
Deposits and other assets                                                22,211
                                                                    ===========
Total assets                                                        $ 1,574,395
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $   243,029
  Notes payable to officer                                               13,000
  Capital lease obligations, current portion                             23,680
                                                                    -----------
Total current liabilities                                               279,709

Capital lease obligation, net of current portion                          1,579

Commitments

Stockholders' equity:
  Series A preferred stock, 6% cumulative, par value
   $.001 per share; 10,000,000 shares authorized, 600
   shares issued and outstanding (liquidation value $600,000)                 1
  Common stock, par value $.001 per share; 50,000,000
   shares authorized, 3,021,288 shares issued and outstanding             3,021
  Additional paid-in capital                                          8,757,946
  Accumulated deficit                                                (7,467,861)
                                                                    -----------
Total stockholders' equity                                            1,293,107
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,574,395
                                                                    ===========

See notes to consolidated financial statements.

                          Wavetech International, Inc.

                      Consolidated Statements of Operations

                  For the years ended August 31, 1999 and 1998


                                                        1999            1998
                                                     -----------    -----------
Revenues                                             $    13,580    $   157,838

Expenses:
  Cost of sales (exclusive of depreciation
   and amortization shown separately below)                9,468         85,082
  General and administrative                             691,479        794,004
  Depreciation and amortization expense                  146,977        156,965
                                                     -----------    -----------
Total expenses                                           847,924      1,036,051
                                                     -----------    -----------
Net loss from operations                                (834,344)      (878,213)
Other income (expense):
  Interest income                                         70,519          6,565
  Rental income                                           36,000          8,833
  Interest expense                                        (8,995)       (45,182)
  License agreement termination income                        --        236,906
  Loss on sale of investment in Switch                        --       (216,165)
  Debt conversion expense                                     --        (92,894)
  Costs incurred in connection with unconsummated
   merger                                               (118,450)      (236,737)
  Write-off of intangible and other assets               (36,125)            --
  Preferred stock conversion penalty                    (144,000)            --
  Other expenses                                         (15,000)            --
                                                     -----------    -----------
Total other income (expense)                            (216,051)      (338,674)
Net loss before preferred dividends                   (1,050,395)    (1,216,887)
Cumulative preferred dividends declared and
  preferred stock conversion benefit                      36,500        135,994
                                                     -----------    -----------
Net loss available to common shareholders            $(1,086,895)   $(1,352,881)
                                                     ===========    ===========

Net loss per common share, basic and diluted         $      (.37)   $      (.51)

Weighted average number of shares outstanding,
 basic and diluted                                     2,904,693      2,663,257

See notes to consolidated financial statements.

                          Wavetech International, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                  For the years ended August 31, 1999 and 1998


                              PREFERRED STOCK       COMMON STOCK         ADDITIONAL
                              ---------------   ---------------------     PAID-IN      ACCUMULATED
                              SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL        DEFICIT        TOTAL
                              ------   ------     ------      ------      -------        -------        -----
Balances, September 1, 1997     --      $  -    15,076,807   $ 15,077    $7,024,823   $(5,028,085)   $ 2,011,815
Common stock issued for
   payroll and services         --         -       476,069        476       155,754            --        156,230
Warrants exercised              --         -       380,280        380       222,123            --        222,503
Conversion of debt into
   common stock                 --         -     1,061,731      1,062       370,511            --        371,573
Debt conversion expense         --         -            --         --        92,894            --         92,894
Sale of Series A Preferred
   Stock                       600         1            --         --       527,923            --        527,924
Preferred stock conversion
   benefit                      --         -            --         --       122,894            --        122,894
Preferred stock dividend        --         -            --         --            --      (135,994)      (135,994)
Net loss                        --         -            --         --            --    (1,216,887)    (1,216,887)
                               ---      ----     ---------   --------    ----------   -----------    -----------
Balances, August 31, 1998      600         1    16,994,887     16,995     8,516,922    (6,380,966)     2,152,952
Net loss                        --         -            --         --            --    (1,050,395)    (1,050,395)
Conversion of debt into
   common stock                 --         -       156,250        156        49,844            --         50,000
Reverse 1-for-6 stock split     --         -   (14,292,473)   (14,292)       14,292            --             --
Preferred stock dividends       --         -        27,798         28        24,272       (36,500)       (12,200)
Preferred stock conversion
   penalty                      --         -       128,993        129       143,871            --        144,000
Stock options exercised         --         -         5,833          5         8,745            --          8,750
                               ---      ----     ---------   --------    ----------   -----------    -----------
Balances, August 31, 1999      600      $  1     3,021,288   $  3,021    $8,757,946   $(7,467,861)   $ 1,293,107
                               ===      ====     =========   ========    ==========   ===========    ===========

See notes to consolidated financial statements.

                          Wavetech International, Inc.

                      Consolidated Statements of Cash Flows

                  For the years ended August 31, 1999 and 1998

                                                      1999              1998
                                                  -----------       -----------
Operating activities:
  Net loss                                        $(1,050,395)      $(1,216,887)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                      146,977           156,965
   Common stock issued for services and accrued
    interest                                               --           168,732
   Debt conversion expense                                 --            92,894
   Loss on disposition of Switch shares                    --           216,165
   Bad debt provision                                  18,276                --
   Write-off of intangible and other assets            36,125                --
   Preferred stock conversion penalty                 144,000                --
  Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses
    and other current assets                           (1,983)           11,175
   Decrease in deposits and other assets                7,872                --
   Decrease in accounts payable and accrued
    expenses                                          (12,216)         (151,426)
   Decrease in unearned revenue                            --          (146,429)
                                                  -----------       -----------
Net cash used in operating activities                (711,344)         (868,811)

Investing activities:
  Purchase of property and equipment                 (252,445)           (1,985)
  Decrease in other assets                                 --             5,550
  Issuance of notes receivable                       (100,000)               --
  Purchase of licensing agreements                   (200,000)               --
  Proceeds from sale of investment in Switch               --         2,100,000
                                                  -----------       -----------
Net cash (used in) provided by investing
 activities                                          (552,445)        2,103,565

Financing activities:
  Proceeds from notes payable                              --           580,000
  Payments on notes payable                                --          (330,000)
  Payments on capital lease obligations               (45,714)          (39,037)
  Proceeds from common stock issued                     8,750           222,503
  Proceeds from preferred stock issued                     --           527,924
  Dividends paid in cash on preferred stock           (12,200)           (6,900)
                                                  -----------       -----------
Net cash (used in) provided by financing
 activities                                           (49,164)          954,490

Net (decrease) increase in cash and cash
 equivalents                                       (1,312,953)        2,189,244
Cash and cash equivalents, beginning of year        2,202,573            13,329
                                                  ===========       ===========
Cash and cash equivalents, end of year            $   889,620       $ 2,202,573
                                                  ===========       ===========

See notes to consolidated financial statements.

                          Wavetech International, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1999

1. ORGANIZATION

Wavetech International, Inc. (the Company) is currently conducting minimal operations while actively pursuing to implement its business strategy of providing Internet telephony services. The Company has recorded net operating losses in each of the previous six years and does not anticipate realization of full operations until its strategy is fully implemented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel), Interpretel Canada Inc. and Telplex International Communications, Inc. All significant intercompany accounts and transactions have been eliminated.

On March 8, 1995, the Company entered into an agreement with Interpretel pursuant to which the Company agreed to issue 6,000,000 (pre-split) shares of its common stock in exchange for 100% of the outstanding 1,532,140 shares of common stock of Interpretel. The transaction resulted in the former shareholders of Interpretel owning approximately 80% of the outstanding shares of the Company. In accordance with Accounting Principles Board Opinion No. 16 "Business Combinations," the acquisition was accounted for as a reverse acquisition with Interpretel deemed to be the acquiring entity of the Company. The common shares issued in connection with the acquisition were assigned no value because the Company had no assets or liabilities at the date of the acquisition.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less when purchased (money market accounts and certificates of deposit) to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the related assets, as follows:

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

LICENSE FEES

Fees to license certain communications software are recorded at cost and amortized over the seven year life of the underlying agreement.

INCOME TAXES

Income  taxes are  determined  using the  liability  method.  This method  gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

At August 31, 1999, the Company maintained the majority of its cash balances in bank accounts insured by the FDIC.

The carrying amounts for cash and cash equivalents, notes receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes.

REVENUE RECOGNITION

Revenue from the sale of licensing agreements is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when the minutes are used by the customer. Cost of sales includes expenses directly related to the operation and maintenance of the telephony platform. Depreciation and amortization expense is separately stated.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Stock Options are granted to employees and directors under its Stock Option Plan with an exercise price equal to fair value at the date of grant and accordingly recognizes no compensation expense in connection with such grants.

NET LOSS PER COMMON SHARE

Diluted loss per share is equal to basic loss per share for all periods presented as the effect of all applicable securities (preferred stock, stock options and warrants; see Note 6) is anti-dilutive (decrease the loss per share amount). References to share and per share amounts have been restated to reflect a one-for-six stock split effective December 18, 1998 unless otherwise noted.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

The 1998 financial statements have been reclassified to conform to the 1999 presentations.

3. PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at August 31, 1999:

        Furniture and fixtures                              $   170,415
        Computer equipment                                      618,807
        Software                                                218,108
                                                            -----------
        Total property and equipment, at cost                 1,007,330
        Less: accumulated depreciation and amortization        (643,771)
                                                            -----------
                                                            $   363,559
                                                            ===========

Amortization expense related to assets held under capital leases was $23,847 and $36,139 in 1999 and 1998 respectively.

4. NOTE PAYABLE

Note payable to officer at August 31, 1999 consists of an unsecured note payable to an officer and shareholder of the Company, due on demand, interest payable at 15%.

On October 12, 1998, a note payable for $50,000, plus accrued interest, to an unrelated entity was converted into 156,250 (pre-split) shares of Common Stock. The conversion price was based on the average of the high and low price on the date of the letter of agreement for repayment of this note payable. Interest paid on notes payable and capital lease obligations amounted to $6,317 and $30,282 in 1999 and 1998, respectively.

5. LEASES

The Company has entered into capital lease arrangements for office furniture and equipment and operating lease arrangements for office space.

Future lease commitments at August 31, 1999 are as follows:

                                                       CAPITAL     OPERATING
                                                       LEASES        LEASES
                                                      ---------    ---------
        2000                                          $  24,874    $ 110,659
        2001                                              1,615      116,262
        2002                                                 --       29,416
                                                      ---------    ---------
                                                         26,489    $ 256,337
                                                                   =========
        Less amounts representing interest                1,230
                                                      ---------
        Present value of net minimum lease payments   $  25,259
        Less current portion                            (23,680)
                                                      ---------
                                                      $   1,579
                                                      =========

Total rent expense under operating leases in 1999 and 1998 was $128,270 and $121,000, respectively.

6. STOCKHOLDERS EQUITY

PREFERRED STOCK: The Company issued 600 shares of Series A Convertible Preferred Stock in 1998 at $1,000 per share. The 6% Preferred stockholders are entitled to receive annual cumulative dividends of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, in preference and priority to any payment to any other class or series of stock of the Corporation. In 1999, a portion of these dividends were settled by the issuance of common shares. Series A Preferred stockholders do not have any voting rights.

The Preferred Stock is convertible at the option of the Company at any time on at least ten days advance notice once the shares issuable upon conversion are registered for resale by an effective registration statement. The conversion price is the lesser of five dollars and twenty-five cents ($5.25) or eighty-three percent (83%) of the average of the closing bid prices of the common stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date). However, all outstanding shares of Preferred Stock shall be automatically converted into common stock in April 2000 at the conversion price as set forth in the subscription agreement. A beneficial conversion feature of $122,894 resulted in a charge to retained earnings in 1998.

The Preferred stock is redeemable at the option of the Company after the date on which a registration statement under the Securities Act has been declared effective; provided the Company has given at least 5 days written notice. If any conversion of preferred shares in aggregate cause the Company to issue in excess of 20% of common shares outstanding and issued, the Company shall redeem such number of preferred shares as is necessary to limit the issuance of the common shares to 20% unless shareholder approval has been obtained to issue in excess of 20% of the outstanding and issued common shares. If redemption occurs, the Company must remit within 5 days of notice in the form of a cashiers check $1,250 per preferred share plus all accrued and unpaid dividends.

The holder of Preferred Stock may elect to convert such shares into Common Stock at the conversion price described above upon written notice to the Company. Such common shares are to be converted pursuant to an effective registration statement. Should the Company fail to register such common shares to allow for conversion as noted above, the Company is required to pay monthly liquidated damages to the Preferred Stock holder equal to 2% of the purchase price of the Preferred Stock. The Company expensed $144,000 and issued 128,993 shares of Common Stock in 1999 in liquidated damage payments, and will continue to incur such costs until such time as the shares are registered.

COMMON STOCK: The Company issued in 1998 348,187 (pre-split) shares of common stock for consulting services pursuant to various agreements valued at $130,477. The value assigned to the common stock was based on the fair market value of the common stock on the date that the liability was incurred. The value of the consulting services was charged to expense during the period incurred.

The Company issued 54,557 (pre-split) deferred shares of common stock under the 1997 Stock Incentive Plan in 1998 to meet payroll expenses in the amount of $25,753. The value assigned to the common stock was based on the fair market value on the date of issue.

The Company issued 73,325 (pre-split) shares of common stock in 1998 in satisfaction for services valued at $29,000 performed in 1997. The value assigned to the common stock was charged to expense in 1997 based on the fair market values of the common stock.

During the quarter ended May 31, 1998, the Company offered to all warrant holders with warrants expiring May 31, 1998 and an exercise price of $1.00 (pre-split) per share, the following option: for a specific eleven day period, the right to exercise their warrants for $0.585 (pre-split) per common share (the fair market value on the date of the warrant exchange offer). The warrants were initially issued with convertible notes that matured during the year ended August 31, 1996 and were converted into common shares at the face value of the notes plus accrued interest. A total of 380,280 (pre-split) out of 784,781 (pre-split) warrants were exercised under this offer and the balance of 404,501 (pre-split) warrants expired on May 31, 1998. The Company received $222,503 for the warrants. The Company recorded the exercise of the warrants as an increase to additional paid-in-capital and common stock.

In October of 1997, the Company received proceeds of $250,000 from the issuance of convertible notes payable. The notes were issued with attached warrants to purchase an aggregate of 40,000 (pre-split) shares of the Company's common stock. Each of the warrants is convertible at any time prior to October 24, 1999 by the holder thereof at an exercise price of $0.46 (pre-split) per share. The warrants are granted at fair market value of the common stock on the date of the grant. The warrants are valued at $18,400. These warrants remained outstanding at August 31, 1998. The notes accrued interest at a rate of 12% per annum and principal and accrued interest thereon were payable on or before April 24, 1998. On November 30, 1997, $200,000 in notes payable along with accrued interest of $2,067 were converted into 577,424 (pre-split) shares of common stock. A beneficial conversion feature of $92,894 was charged to expense in the period of the conversion. The balance of $50,000 payable at August 31, 1998 was converted into 156,250 (pre-split) shares in 1999 (Note 4). An aggregate of $100,000 of these notes payable was held by the wife and son of a director of the Company, who received 288,096 (pre-split) shares of the Company's common stock upon conversion.

On November 30, 1997, the Company converted $165,335 in existing notes payable plus accrued interest of $4,171 to 484,307 (pre-split) shares of common stock. The conversion price was based on the fair market value of the common stock on the date of the conversion.

The following summarizes warrant activity in 1999:

                                                             EXERCISE
                                               NUMBER         PRICE
                                              --------    --------------
        Outstanding, September 1, 1998         382,500    $2.64 - $10.50
        Expired                                (34,167)   $2.64 - $10.50
                                              --------    --------------
        Outstanding, August 31, 1999           348,333    $2.76 - $ 9.00
                                              ========    ==============

STOCK INCENTIVE PLAN: The Company is authorized to issue up to 766,667 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, deferred shares or restricted shares. The options are granted at the fair market value of the common stock on the date of the grant; options have terms of up to ten years. The Company also grants non-statutory options.

The fair  value of these  options  was  estimated  at the date of grant  using a
Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.60%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 2.334, and a weighted-average expected life of the options of 2 years.

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

SFAS No. 123 requires the Company to present pro forma disclosure for options granted subsequent to 1995. These disclosures are not indicative of future amounts, as options granted prior to 1995 have not been included as provided by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of stock options was amortized to expense over the vesting period. Pro forma net loss and loss per share are as follows:

                                                     1999               1998
                                                 -----------        -----------
        Net loss available to common
          stockholders, as reported              $(1,086,895)       $(1,352,881)

        Pro forma compensation expense
          for stock options                         (249,557)           (17,000)
                                                 -----------        -----------
        Pro forma net loss available
          to common stockholders                  (1,336,452)        (1,369,881)
                                                 -----------        -----------
        Pro forma loss per share available
          to common stockholders                 $      (.43)       $      (.51)
                                                 ===========        ===========

A summary of the Company's stock option activity (including Non-Statutory options) is as follows:

                                                                        WEIGHTED
                                                          OPTION        EXERCISE
                                        NUMBER OF         PRICE          PRICE
                                     OPTIONS GRANTED     PER SHARE     PER SHARE
                                     ---------------     ---------     ---------
     Outstanding, September 1, 1997      375,000       $2.25 - 6.00      $4.17
       Granted                            11,667               2.40       2.40
       Canceled                         (100,000)              3.96       3.96
                                      ----------       ------------      -----
     Outstanding, August 31, 1998        286,667       $2.25 - 6.00       4.17
       Granted                         1,896,667        1.00 - 3.00       1.06
       Exercised                          (5,833)           1.5            1.5
       Canceled                         (133,333)       1.00 - 3.96       2.14
                                      ----------       ------------      -----
     Outstanding, August 31, 1999      2,044,168       $1.00 - 6.00       1.43
                                      ==========       ============      =====

The remaining contractual life of options outstanding at August 31, 1999 was 9.6 years. Options for the purchase of 266,667 and 360,833 shares were immediately exercisable at August 31, 1999 and 1998 with a weighted-average price of $3.33 and $4.31 per share.

The weighted average fair values of stock options granted during 1999 and 1998 for which the exercise price was equal to the fair market value of the stock were $.96 and $0.40 per share, respectively.

7. INCOME TAXES

At August 31, 1999, the Company has federal net operating loss carryforwards totaling approximately $11,000,000 and state net operating loss carryforwards of approximately $7,100,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2011 for federal purposes and 2000 for state purposes. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Additionally, the Company has capital loss carryforwards of approximately $216,000 which will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

The income tax benefit for the years ended August 31 is comprised of the following amounts:

                                                1999             1998
                                             ---------        ---------
        Current                              $      --        $      --

        Deferred:
         Federal                              (359,000)        (453,000)
         State                                 (55,000)         (19,000)
                                             ---------        ---------
                                              (414,000)        (472,000)
        Valuation allowance                    414,000          472,000
                                             ---------        ---------
                                             $      --        $      --
                                             =========        =========

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                1999             1998
                                               -----            -----
        Statutory tax rate                      34.0%            35.0%
        State income taxes                       5.3%             9.0%
        Amortization of organization costs        --             (7.0)%

        Change in valuation allowance          (39.3)%          (37.0)%
                                               -----            -----

        Effective tax rate                       0.0%             0.0%
                                               =====            =====

The components of the net deferred tax asset are as follows:

                                                    1999               1998
                                                -----------        -----------
        Deferred tax asset:
          Amortization of Intangibles           $    33,000        $    70,000
          Net Capital Loss                           85,000                 --
          Net operating loss carryforward         3,756,000          3,390,000
                                                -----------        -----------
                                                  3,874,000          3,460,000
        Valuation allowance                      (3,874,000)        (3,460,000)
                                                -----------        -----------
                                                $        --        $        --
                                                ===========        ===========

Income taxes of $50 and $200 were paid in 1999 and 1998, respectively.

Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3,874,000 valuation allowance at August 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $414,000.

8. INVESTMENT IN SWITCH TELECOMMUNICATIONS PTY LIMITED

During August 1996 the Company entered into an agreement with Switch Telecommunications Pty Limited (Switch) to exchange an equity interest in the Company for an equity interest in Switch. The equity interests consist of outstanding common stock of the respective companies. The Company received five shares of Switch common stock representing 5% of the issued and outstanding common stock, in exchange for 257,352 shares of the Company's stock. On June 30, 1998, an agreement was reached between the Company and Switch which set forth the terms and conditions of a one year put option for the shares of common stock of Switch which are owned by the Company. On August 25, 1998, the Company exercised the put option thereby selling its entire interest in Switch for $2,100,000. The sale resulted in recognition of a net loss on the investment of $216,165.

Switch purchased a three-year warrant to purchase up to 333,333 shares of the Company's common stock at a price of $9 per share. The warrants expire January 17, 2000. Consideration of $20,000 was received for the warrants.

The Company entered into an Equipment and Software Turnkey Agreement with Switch during August, 1996. This agreement sets forth the terms of fees and services between Interpretel and Switch. The agreement provides for the purchase of an Interpretel system and licensing for its use in Australia, New Zealand, the subcontinent of India and Asia (excluding Korea and Japan). The initial term of the license was seven years. In the agreement, Switch contracted to purchase an Interpretel System consisting of a computer platform and related software. The agreement also provided for a licensing fee in the amount of $500,000 to be paid to Interpretel over a three-year period. The Company received $200,000 of the licensing fee during the year ended August 31, 1997. Effective June 30, 1998, an agreement was reached between the Company and Switch terminating the license agreement. Switch agreed to pay the Company $150,000 in consideration of the termination of the agreement. The payment was received on July 10, 1998. In consideration of the termination of the licensing agreement, the Company agreed to release Switch from any other obligations including the gross revenue fee. In connection with the termination of the licensing fee, the Company recognized $86,906 in unamortized deferred revenue and $150,000 termination payment for a total of $236,906 in license fee termination income.

9. RELATED PARTY TRANSACTIONS

The Company executed a loan agreement on August 6, 1999 with a company owned by certain of the Company's board members. The agreement, under which $100,000 was advanced at August 31, 1999 in the form of a note receivable, gives the borrower the option to convert the outstanding principal into shares of such company in a specified amount. Borrowings under the loan agreement bear interest at prime plus 1%.

10. LOSS ON ASSET IMPAIRMENT

The Company determined in the fourth quarter of fiscal 1999 that certain fixed and intangible assets no longer were of value to the Company. Accordingly, such assets and the related accumulated depreciation and amortization (net book value of $36,125) were written off.

11. SUBSEQUENT EVENTS

The Company amended its license agreement with Softalk, Inc. (Softalk) on October 25, 1999. The amended agreement is a worldwide, exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products to commercial accounts and a worldwide non-exclusive license for individual accounts. The Company issued five-year warrants to purchase the Company's common stock in connection with this amendment as follows: 3,246,753 exercisable at $3.25; 1,000,000 at $5.00; and 1,000,000 at
$10.00.

On November 13, 1999, the Company purchased certain assets (products and accounts) from Softalk in exchange for 4,329,004 shares of Class A voting preferred stock of Interpretel Canada Inc. (the Class A shares). The Class A shares are exchangeable on a one-for-one basis into the Company's common shares at any time. The Class A shares must at all times represent at least 15% of the voting shares and 15% of the fair market value of Interpretel Canada.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
  Wavetech International, Inc.

We have audited the accompanying consolidated statements of operations, changes in stocholders' equity and cash flows of Wavetech International, Inc. for the year ended August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wavetech International, Inc. for the year ended August 31, 1998, in conformity with generally accepted accounting principles.


/s/ Addison, Roberts & Ludwig, P.C.

Tucson, Arizona
November 6, 1998

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING
        AND FINANCIAL DISCLOSURES.

         On August 12, 1999, the Company filed a Form 8-K in which the Company reported the declination for reelection notice from their independent auditors, Addison, Roberts & Ludwig, P.C. ("AR&L"). AR&L declined to stand for reelection as the Company's independent auditors for the year ending August 31, 1999, due to the firm's cessation of audit and accounting services and the withdrawal of all the firm's partners. AR&L had expressed an unqualified opinion on the Company's financial statements in 1998. There were no disagreements with AR&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On August 16, 1999, the company filed a Form 8-K in which the Company reported the appointment of Ernst & Young, LLP as their independent auditors, replacing Addison, Roberts & Ludwig.

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

DIRECTORS AND OFFICERS

         The current directors and executive officers of the Company are as follows:

         Name                  Age           Position Held with Company
         ----                  ---           --------------------------

         Gerald I. Quinn       55    President, Chief Executive Officer and a
                                     member of the Company's Board of Directors

         Richard P. Freeman    41    Vice President, Investor Relations and
                                     Product Development and a member of the
                                     Company's Board of Directors

         John P. Clements      48    Director

         Alexander C. Lang     46    Director

         Rosnani Atan          34    Director

GERALD I. QUINN has been the President of Interpretel (Canada), a subsidiary of the Company, since 1995. In May 1996, Mr. Quinn became the President, Chief Executive Officer and a Director of the Company. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, which is one of Canada's leading teaching and research universities. While at the University of Guelph, Mr. Quinn's responsibilities included marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs. From 1975 until 1986, Mr. Quinn held many senior administrative positions with Canada's largest college of applied arts and technology, including positions relating to the development and commercialization of technology and multimedia-based interactive learning programs. Since 1984, Mr. Quinn has served as a consultant to Cableshare Interactive Technology, Inc., a Canadian TSE listed public company that operates in the interactive television industry ("Cableshare"). Mr. Quinn has been a director of Cableshare since 1993 and has chaired its board committee on mergers and acquisitions. In 1997 Mr. Quinn negotiated a merger of Cableshare with Source Media, Inc. (NASDAQ:SRCM) culminating in Source Media, Inc. owning 100% of Cableshare. Mr. Quinn is active in numerous civic and professional organizations and has been recognized for his work in marketing, sales, promotion and public relations by various trade organizations. Mr. Quinn has two arts degrees with majors in English, Economics and Political Science.

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

JOHN P. CLEMENTS has been a Director of the Company since February 1998. Mr. Clements is currently Vice President of Lovitt & Touche, an insurance brokerage firm in Tucson, Arizona. The firm services a variety of industries, with a specialty in real estate. Prior to joining Lovitt & Touche in 1989, Mr. Clements served as Chief Operating Officer for Ashland Equities Company in Tucson where he directed development of shopping centers and formed land investment partnerships. Mr. Clements is also a Certified Public Accountant. For the first 14 years of his career he was with Coopers & Lybrand (subsequently named PriceWaterhouseCoopers LLP) where he started in a staff position and moved up to become a General Practice Partner in charge of Audit Practice for the Tucson office, specializing in real estate and healthcare.

ALEXANDER C. (Chris) LANG was appointed to the Company's Board of Directors in July 1999. Mr. Lang is president, principal shareholder, and a member of the Board of Directors of Softalk in Toronto, Ontario. Mr. Lang has been in the telecommunications business for 22 years, holding various technical positions related to marketing and product design. From 1993 to the present, Mr. Lang has served as President of Softalk, a private telecommunications & web-based software development company, where he introduced products which have worldwide reach through the use of the Internet for control and management. From 1988 to 1993, Mr. Lang provided consulting services to the telecom industry. He launched a long distance reselling company, participated in the development of the Novell Certification Program, and strategic partnerships program for voice recognition. From 1985 to 1988, he worked for Rolm/IBM in the development of telecommunication systems which included a posting at the strategic presentation center in Santa Clara, CA. From 1981 to 1985, he was a marketing manager with Rockwell International Switching Division. From 1978 to 1981, Mr. Lang worked for Bell Canada in many different technical capacities. Mr. Lang received his BA in Economics in 1977.

ROSNANI ATAN was appointed to the Company's Board of Directors in July 1999. Ms. Atan is the Chief Executive Officer and a member of the Board of Directors of Softalk. She has been with Softalk since January 1999. Ms. Atan served as Telecom Analyst, Global Telecom Services with Arthur Andersen World-wide S.C., Asia Pacific Office, Singapore. Her responsibilities included data and voice telecommunications activities for Arthur Andersen and Andersen Consulting in Asia Pacific, Europe, the Middle East, Africa and India. She was responsible for all project management related to telecommunications as well as sourcing new communication technologies for global rollout by Andersen. Ms. Atan provided advice to all IT Directors worldwide and participated in the implementation of communication systems and technologies. From 1991 to 1995, she was with Keppel Corporation Limited. Ms. Atan was responsible for data networking for Keppel and its 11 subsidiaries. She set company-wide standards for Office Automation tools, implemented a document imaging project and redesigned the company's LAN/WAN and converted the networks OS from 3COM to Netware. From 1989 to 1991, she worked with Nikko Electronics Toy Pty Ltd. as an EDP Officer designing, developing and maintaining in-house applications including a Domestic Sales System and a Warehouse Inventory System. She managed the day-to-day activities of the EDP department including the co-ordination of programmers. Ms. Atan has a Bachelor of Science degree in Information Technology from Monash University in Melbourne, Australia and a Bachelor of Engineering (Electrical and Electronics) from Nanyang Technical University, Singapore. Ms. Atan programs in four languages and has won awards for her programming skills. She is fluent in English, Malay, Bahasa Indonesia, Japanese and Mandarin.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table summarizes all compensation paid to the Company's Chief Executive Officer (the "Named Executive Officer") for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1999, 1998 and 1997. None of the Company's other employees received in excess of $100,000 in compensation during the last completed fiscal year. Share figures have been adjusted to reflect the one-for-six split effected in December 1998.

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION                LONG-TERM COMPENSATION AWARDS
                           -------------------------------------  -------------------------------------
NAME AND                                                          RESTRICTED   SECURITIES
PRINCIPAL        FISCAL                             OTHER ANNUAL    STOCK     UNDERLYING    ALL OTHER
POSITION          YEAR     SALARY($)       BONUS    COMPENSATION   AWARDS($)    AWARDS ($)  AWARDS($)(#)
--------          ----     ---------       -----    ------------   ---------    ----------  ------------
Gerald I. Quinn   1999     $85,000         $  -0-     $  -0-        $  -0-      500,000       $  -0-
President/CEO     1998     $85,000(2)      $  -0-     $  -0-        $  -0-          -0-       $  -0-
                  1997     $85,000(1)      $  -0-     $  -0-        $  -0-      133,333       $  -0-

----------
(1) Includes the fair market value of 14,809 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Incentive Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the applicable deferral periods equaled $34,163.

(2) Includes the fair market value of 3,316 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Incentive Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the respective deferral periods equaled $8,734.

         On July 19, 1999, the Named Executive Officer was granted 500,000 stock options, with a vesting date of July 19, 2000, at an exercise price of $1.00. This grant represented 26.4% of all grants made in 1999.

         The following table sets forth certain information concerning the aggregated value of the unexercised options of the Named Executive Officer as of August 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                        UNDERLYING               VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                  SHARES ACQUIRED     VALUE         AT FISCAL YEAR END(#)         AT FISCAL YEAR END($)
NAME               ON EXERCISE(#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----               --------------   -----------  -----------   -------------   -----------   -------------
GERALD I. QUINN         -0-            $ 0        133,333(1)      500,000          $ 0         $500,000

----------
(1) All of these options are immediately exercisable at any time prior to January 2007 at a price of $3.96 per share.

COMPENSATION PURSUANT TO PLANS

         None.

COMPENSATION OF DIRECTORS

         All Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board meetings. Directors who are employees of the Company do not receive compensation for service on the Board in addition to their compensation as employees. In March 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan"). As originally adopted, the Plan provided that each Director would receive options to purchase 1,667 shares of Common Stock upon election to the Board, and annual automatic grants of 1,667 options for each year of service thereafter. In March 1998, the Board of Directors amended and restated the 1997 Stock Incentive Plan to provide greater flexibility in the methods by which the Board of Directors may provide incentives and rewards. Under the Restated Plan, members of the Board of Directors of the Company, who are not employees of the Company or its subsidiaries, will receive an option to purchase 5,000 shares of the Company's Common Stock upon their initial election to the Board and thereafter receive an annual grant of an additional 5,000 options. Board members serving on the Audit Committee receive an additional option to purchase 3,333 shares of the Company's Common Stock upon their initial designation to the Audit Committee. All these options vest one year from the respective date of grant and terminate upon the earlier of 10 years from the date of grant or 24 months after the Director ceases to be a member of the Board.

EMPLOYMENT CONTRACTS

         In May 1996, the Board of Directors approved a two-year employment agreement with Gerald I. Quinn for services as President and Chief Executive Officer. The agreement requires Mr. Quinn to devote his full time to the Company and provides for a base salary of $85,000 annually. Mr. Quinn is also entitled to receive any fringe benefits generally extended to the employees of the Company, including medical, disability and life insurance. Mr. Quinn also has the right to receive certain sales commissions from the Company under his agreement. In May 1998 and again in May 1999, Mr. Quinn's contract was renewed for an additional one-year term.

         In June 1996, the Board of Directors approved a one-year employment agreement with Richard P. Freeman for services as Vice President. The agreement provides for a base salary of $72,000 per year. The agreement requires Richard
P. Freeman to devote his full time to the Company. In May 1998 and again in May 1999, Mr. Freeman's contract was renewed under the same terms.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such filings or written representations that no forms were required that were furnished to the Company, the Company believes that all of the Company's executive officers, directors, and greater than 10% stockholders complied during the fiscal year ended August 31, 1999 with the reporting requirements of Section 16(a).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of November 8, 1999, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) each Director individually,
(iii) the Named Executive Officer and (iv) all Officers and Directors of the Company as a group:


Name and Address of               Amount and Nature of
Beneficial Owner(1)              Beneficial Owner (2)(3)    Percent of Class (3)
-------------------              -----------------------    --------------------
Gerald I. Quinn(4)                       222,872                     7.0%
Richard P. Freeman(5)                    196,093                     6.3%
Terence E. Belsham(6)                    191,504                     6.2%
John P. Clements(7)                       41,666                    1.35%
ProFutures Special Equities
 Fund, L.P.(8)                           162,698                    5.32%
Tech Pacific Holdings
 Pty Limited(9)                          333,333                     9.8%
All Directors and executive
 officers as a group (5 persons)(10)     620,230                    19.1%

----------
*  Represents less than one percent of the outstanding Common Stock.

(1) Unless otherwise noted, the address of each holder is 5210 East Williams Circle, Suite 200, Tucson, Arizona 85711.
(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 8, 1999 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3) The amounts and percentages in the table are based upon 3,059,662 shares of Common Stock outstanding as of November 8, 1999.
(4) Includes 133,333 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable at $3.96 within 60 days after November 8, 1999.
(5) Includes 33,334 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable at $4.86 within 60 days after November 8, 1999.
(6) Includes 33,334 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable at $4.86 within 60 days after November 8, 1999.
(7) Includes 41,666 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable at $1.50 to $3.00 within 60 days after November 8, 1999.
(8)  This holder has an address at 11612 Bee Cave Road, Austin, Texas 78733.
(9) Based on a Form 3 filing, this holder has an address at Level 2, Epping Road, Lane Cover, N.S.W. Australia 2066. This amount includes shares underlying a warrant to purchase 333,333 Common Shares at $9.00 per share.
(10) Includes 241,667 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable within 60 days after November 8, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)(1) the financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

     (a)(2) Exhibits

           Number              Description of Filing                     Method
           ------              ---------------------                     ------

            10.1   Purchase Agreement by and among Softalk,
                   Inc., Interpretel (Canada) Inc. and Wavetech
                   International, Inc. dated October 25, 1999               *

            10.2   Amendment No. 1 to Amended and Restated
                   License Agreement                                        *

            10.3   Amended and Restated License Agreement                   *

            10.4   Share Exchange Agreement by and among
                   Wavetech International, Inc., Interpretel
                   (Canada) Inc. and Softalk, Inc. dated
                   November 13, 1999                                        *

            21     Subsidiaries of the Registrant                           *

            27     Financial Data Schedule                                  *

----------
*  Filed herewith.

     (b) Reports on Form 8-K Filed During the Last Quarter of The Period Covered by This Report are as Follows:

         On August 12, 1999, the Company filed a Form 8-K in which the Company reported the declination for reelection notice from their independent auditors, Addison, Roberts & Ludwig, P.C. ("AR&L"). AR&L declined to stand for reelection as the Company's independent auditors for the year ending August 31, 1999, due to the firm's cessation of audit and accounting services and the withdrawal of all the firm's partners. AR&L had expressed unqualified opinions on the Company's financial statements in 1998. There were no disagreements with AR&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On August 16, 1999, the Company filed a Form 8-K in which the Company reported the appointment of Ernst & Young, LLP as their independent auditors replacing Addison, Roberts & Ludwig.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WAVETECH INTERNATIONAL, INC.

Date: November 29, 1999                   By: /s/ Gerald I. Quinn
                                             ---------------------------------
                                          Name:  Gerald I. Quinn
                                          Title: President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 29, 1999               By: /s/ Gerald I. Quinn
                                       -----------------------------------------
                                       Gerald I. Quinn, President and
                                       Chief Executive Officer, Director
                                       (Principal Executive Officer)


Dated: November 29, 1999               By: /s/ Richard P. Freeman
                                       -----------------------------------------
                                       Richard P. Freeman, Director


Dated: November 29, 1999               By: /s/ John P. Clements
                                       -----------------------------------------
                                       John P. Clements, Director


Dated: November 29, 1999               By: /s/ Alexander C. Lang
                                       -----------------------------------------
                                       Alexander C. Lang, Director


Dated: November 29, 1999               By: /s/ Rosnani Atan
                                       -----------------------------------------
                                       Rosnani Atan, Director