Form 10QSB
period 1999-11-30
WAVETECH INTERNATIONAL INC
filed 2000-01-14
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended November 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from ________________ to _______________.

    Commission File Number 0-15482


                          WAVETECH INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

             Nevada                                        86-0916826
   (State or other jurisdictio              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

As of January 3, 2000, there were 3,114,806 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

================================================================================

                          WAVETECH INTERNATIONAL, INC.


                                   INDEX
                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets --
     November 30, 1999 and August 31, 1999.................................  3

     Condensed Consolidated Statements of Operations for the Three Month
     Periods Ended November 30, 1999 and November 30, 1998.................  4

     Condensed Consolidated Statements of Cash Flows for the Three Month
     Periods Ended November 30, 1999 and November 30, 1998.................  5

     Notes to Condensed Consolidated Financial Statements --
     November 30, 1999.....................................................  6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  7

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................. 10

ITEM 2. Change in Securities............................................... 10

ITEM 3. Defaults upon Senior Securities.................................... 10

ITEM 4. Submission of Matters to a Vote of Security Holders................ 10

ITEM 5. Other Information.................................................. 10

ITEM 6. Exhibits and Reports on Form 8-K................................... 10

SIGNATURES .................................................................11

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      NOVEMBER 30, 1999 AND AUGUST 31, 1999


                                                      NOVEMBER 30     AUGUST 31
                                       ASSETS            1999           1999
                                                     ------------   -----------
                                                      (unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents                          $   368,535    $   889,620
  Prepaid expenses and other assets                        8,045          8,529
                                                     -----------    -----------

      Total current assets                               376,580        898,149

Property and equipment, net accumulated
 depreciation of $689,475 and $643,771                 1,180,404        363,559

License fee, net of amortization of $129,462
 and $9,524                                            9,545,306        190,476
Note receivable from affiliate                           184,000        100,000
Deposits and other assets                                 16,086         22,211
                                                     -----------    -----------
      Total assets                                   $11,302,376    $ 1,574,395
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses              $   256,256    $   243,029
  Notes payable, current portion                               0         13,000
  Capital lease obligation, net of current portion        12,900         23,680
  Dividends payable                                        5,626              0
                                                     -----------    -----------

      Total current liabilities                          274,782        279,709

Capital lease obligation, net of current portion               0          1,579

Stockholders' equity:
  Series A preferred stock, 6% cumulative, par value
   $.001 per share; 10,000,000 shares authorized,
   561 and 600 shares issued and outstanding
   (liquidation value $561,000 and $600,000)                   1              1
  Common stock, par value $.001 per share;
   50,000,000 shares authorized, 3,059,662 and
   3,021,288 shares issued and outstanding                 3,060          3,021
  Additional paid in capital                          18,958,174      8,757,946
  Accumulated deficit                                 (7,933,641)    (7,467,861)
                                                     -----------    -----------

      Total stockholders' equity                      11,027,594      1,293,107
                                                     -----------    -----------

      Total liabilities and stockholders' equity     $11,302,376    $ 1,574,395
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998


                                                       1999             1998
                                                    -----------     -----------
                                                    (unaudited)     (unaudited)

Revenues                                            $         0     $     3,276

Expenses:
  Cost of sales (exclusive of depreciation and
   amortization shown separately below)                     800           4,526
  General and administrative                            270,058         172,473
  Depreciation and amortization                         165,641          26,304
                                                    -----------     -----------

     Total expenses                                     436,499         203,303

     Net loss from operations                          (436,499)       (200,027)

Other income (expense):
  Interest income                                         6,472          24,057
  Interest expense                                         (820)         (3,312)
  Merger expenses                                             0         (11,031)
  Miscellaneous income                                      460               0
  Rental income                                           9,000           9,000
  Preferred stock conversion penalty                    (36,000)              0
                                                    -----------     -----------

     Total other income (expense)                       (20,888)         18,714

     Net loss before preferred dividends               (457,387)       (181,313)

Cumulative preferred dividends declared                   8,393           9,100
                                                    -----------     -----------

Net loss available to common shareholders           $  (465,780)    $  (190,413)
                                                    ===========     ===========


Net loss per common share, basic and diluted        $     (0.15)    $     (0.06)
                                                    ===========     ===========

Weighted average number of shares
 outstanding, basic and diluted                       3,055,912       2,885,154
                                                    ===========     ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 1999 AND 1998



                                                         1999            1998
                                                      ---------      ----------
                                                     (unaudited)     (unaudited)

Operating activities:
 Net Loss                                             $(457,387)     $ (181,313)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                         165,641          26,304
  Preferred stock conversion penalty                     36,000               0
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable and
     other current assets                                 6,125          (3,282)
    Increase (decrease) in accounts payable and
     accrued expenses                                    20,727         (21,103)
    Decrease (increase) in prepaid expenses                 484          (5,524)
                                                      ---------      ----------
        Net cash used in operating activities          (228,410)       (184,918)

Investing activities:
 Purchase of property and equipment                    (183,317)
 Increase in notes receivable to affiliate              (84,000)
                                                      ---------      ----------

        Net cash used in investing activities          (267,317)              0

Financing activities:
 Payment on notes payable                               (13,000)              0
 Principal payments on capital lease obligation         (12,358)        (10,889)
 Dividends paid in cash on preferred stock                    0          (9,200)
                                                      ---------      ----------

        Net cash used in financing activities           (25,358)        (20,089)

        Net decrease in cash                           (521,085)       (205,007)

Cash and cash equivalents, beginning of period        $ 889,620      $2,202,573
                                                      ---------      ----------

Cash and cash equivalents, end of period              $ 368,535      $1,997,566
                                                      =========      ==========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000. The balance sheet at August 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended August 31, 1999, included in its Form 10-KSB for such fiscal period.

The consolidated financial statements include the accounts of Wavetech International, Inc. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel") and Telplex International Communications, Inc. ("Telplex"). All material intercompany balances and transactions have been eliminated. The Statement of Operations for the three-month period ended November 30, 1998, has been reclassified to conform to the presentation used for the three-month period ended November 30, 1999.

NOTE 2 -- PER SHARE DATA

Basic earnings (loss) per common share equals diluted earnings (loss) per common share for all periods presented as the effect of all applicable securities (preferred stock, stock options and warrants) is anti-dilutive (decrease the loss per share amount). On December 18, 1998, the Company effected a one-for-six reverse stock split; all share and per share information have been restated retroactively to show the effect of this stock split.

NOTE 3 - TRANSACTIONS WITH SOFTALK, INC.

The Company amended its license with Softalk, Inc. ("Softalk"), an Ontario corporation, on October 25, 1999. As amended, the license agreement grants to the Company a worldwide, exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products to commercial accounts and a worldwide non-exclusive license for individual accounts. The Company issued five-year warrants to purchase the Company's common stock in connection with this amendment as follows: 3,246,753 exercisable at $3.25 per share; 1,000,000 at $5.00 per share; and 1,000,000 at $10.00 per share. The issuance of such warrants was recorded at an estimated fair value of $154,000 on the date of this transaction.

On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc. ("Interpretel (Canada)"), purchased certain assets (products and accounts), as well as first right-of-refusal on the purchase of Softalk, its intellectual property, its software code and patents in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada) (the "Class A shares"). The Class A shares are exchangeable on a one-for-one basis for shares of the Company's Common Stock at any time. The issuance of the Class A shares was recorded at $10,000,000, the fair value of the Company's Common Shares (into which the Class A shares can be converted), as of the transaction date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING THE FUTURE FINANCIAL PERFORMANCE OF WAVETECH. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY WAVETECH WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WAVETECH IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

OPERATIONS OVERVIEW

Effective November 13, 1999, the Company acquired through its wholly owned subsidiary, Interpretel (Canada), any existing or future Softalk contracts with customers, distributors and suppliers, as well as first-right-of-refusal on the purchase of Softalk, its intellectual property, software code and any patents owned by Softalk (the "Acquisition"). The Acquisition was consummated in accordance with the terms of a Purchase Agreement between the Company, Interpretel (Canada), and Softalk, dated as of October 25, 1999. The aggregate consideration paid by the Company in connection with the Acquisition was $10,000,000, consisting of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) (the "Interpretel Preferred Shares"). Each Interpretel Preferred Share is exchangeable, at the option of Softalk, for one share of Wavetech Common Stock. As of the date of this Report, such Interpretel Preferred shares are exchangeable for approximately 58% of the issued and outstanding shares of Wavetech Common Stock. The aggregate consideration paid in the Acquisition was determined through arm's length negotiations between representatives of the Company and Softalk. Neither the Company nor, to the knowledge of the Company, any affiliate, director or officer of the Company had any material relationship with Softalk, except for the existing relationship between the two companies as reflected by that certain Amended and Restated License Agreement dated as of July 30, 1999. See "Business of Issuer and Subsidiaries" below.

In a separate transaction, the Company and Softalk agreed to amend their existing Amended and Restated License Agreement, effective October 25, 1999, to grant Wavetech and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to commercial accounts, and a worldwide nonexclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to individual customer accounts. In consideration of such Amendment, the Company issued to Softalk five-year warrants to purchase an aggregate of 5,246,753 shares of Common Stock, 3,246,753 of which have a per share exercise price of $3.25, 1,000,000 have a per share exercise price of $5.00 and the remaining 1,000,000 have a per share exercise price of $10.00.

Softalk has been granted the right to designate two directors on the Board of Directors of Wavetech, the parent of Interpretel (Canada). Conversely, Wavetech has also been granted the right to designate one director on the Softalk Board of Directors. Softalk, as a private company, will continue to develop software and, as required, provide technical support to Interpretel (Canada) and Wavetech. Interpretel (Canada) and Wavetech will provide customer support, billing services and marketing for Softalk's software products globally on an exclusive basis to commercial accounts and on a non-exclusive basis to individual consumer accounts.

During the three-month period ended November 30, 1999, the Company focused substantially all of its resources on developing its bestnetcall web-enabled long distance service (see discussion below).

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

From 1995 until June 1999, the Company created customized calling card services through the application of "intelligent" call-processing technology and proprietary software targeted to the business traveler. The Company marketed these systems to large organizations or companies for their membership base. With the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999 the Company discontinued its calling card services.

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

The Company's business strategy is now focused exclusively on providing the web-enabled long distance service it markets pursuant to the Softalk License Agreement. Bestnetcall is the Company's brand name for this service. The Company has begun integrating the proprietary software licensed from Softalk into its billing system. The Company is also developing its website to launch its bestnetcall business. Development of the bestnetcall system is anticipated to be complete by late February 2000. At that time the Company will begin beta testing the service, followed by a soft launch with preferred corporate clients.

FEATURES AND CAPABILITIES OF THE COMPANY'S SERVICE

Bestnetcall allows companies and individuals to enter long distance calling information on the Company's World Wide Website at www.bestnetcall.com from anywhere in the world and to complete such telephone calls at substantially reduced rates. The Company believes that the Licensed Technology provides the platform for developing a distributed, intelligent IP-based global network that manages voice, video and fax traffic for routing and transporting over a combination of networks, including the Internet, frame relay, Integrated Services Digital Network ("ISDN"), in addition to the traditional PSTN. The
Licensed Technology is based on Microsoft's NT operating platform, which the Company believes will play an important role in redefining the next generation of communication systems within the next five years.

The Company's bestnetcall service uses existing telephone equipment and does not require the purchase of hardware or software by the customer; users only need access to the Internet and an available phone line. Bestnetcall also offers real-time billing to all users. Following completion of a telephone call, the total cost for that call may be viewed on the caller's online account. Bestnetcall also offers convenient speed dialing, personalized directories and client billing code capabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

REVENUES. The Company had no revenues for the three-month period ended November 30, 1999, as compared to $3,276 for the prior fiscal period. The Company focused all of its resources on the development of its new bestnetcall service.

COST OF SALES. Cost of sales decreased to $800 for the three-month period ended November 30, 1999 from $4,526 for the three months ended November 30, 1998. The $800 consisted of expenses incurred in testing its new bestnetcall long distance service. Cost of sales for the previous period were costs associated with the sale of various calling card services, such as long distance and voice and fax mail services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $270,058 for the three months ended November 30, 1999, from $172,473 for the prior fiscal period. Marketing and advertising fees increased by $24,768 due to costs associated with creation of web pages for bestnetcall. Insurance expense increased by $18,390 due to adding Directors and Officers' Liability Insurance. Travel expenses increased $9,742 due to travel necessary to complete the agreements with Softalk. Payroll expense increased by $9,186 due to the hiring of a sales manager.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $165,461 for the three months ended November 30, 1999, from $26,304 for the three months ended November 30, 1998. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

INTEREST INCOME. Interest income decreased to $6,472 for the three months ended November 30, 1999 from $24,057 for the three months ended November 30, 1998. All of the Company's interest income during the quarter was from its money market fund. The decrease was attributable to a lower balance in this account.

INTEREST EXPENSE. Interest expense decreased to $820 for the three months ended November 30, 1999 from $3,312 for the three months ended November 30, 1998. The decrease in interest expense was related to lower interest costs associated with outstanding lease payments.

MERGER EXPENSES. The Company had zero costs related to merger expenses for the current period as compared to $11,031 for the three months ended November 30, 1998. The costs in 1998 were a result of a proposed but terminated merger.

PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the Preferred Stock holder equal to 2% of the purchase price of the Preferred Stock for each month in the quarter.

PREFERRED DIVIDENDS. Preferred dividends decreased to $8,393 for the three months ended November 30, 1999 from $9,100 for the quarter ended November 30, 1998. The decrease was due to a lower number of outstanding shares of Series A Convertible Preferred Stock; certain shares were converted into common stock on September 1, 1999. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum and are payable quarterly, and may be paid in cash or in shares, at the Company's option. The Company has opted to pay the dividends in stock. The 6% Preferred Stock has a stated value at $1,000 per share.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1999, the Company had cash of $368,535. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon issuance of debt or equity in order to raise capital. On December 21, 1999, the Company executed a promissory note with a private lender for $2,000,000.

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

As reported in previous 10-QSBs, the Company hired an independent consultant to review the Company's main billing program. All assessments of internal systems and minor modifications have been completed and the Company has determined that it is compliant with Year 2000 requirements. Total costs for the initial programming, fees for the outside consultant, associated testing and modifications were $7,155. Additionally, all hardware and software to provide the bestnetcall service has been verified to be Year 2000 compliant.

The Company is reliant on other third parties such as utilities, vendors, telecommunication carriers whose non-compliance or non-readiness could adversely impact operations. The Company is taking steps to assure third party compliance, however, there can be no assurance that all such parties will be Year 2000 compliant. As of the date of this report, the Company has not experienced, and does not anticipate experiencing, any problems with its service due to Year 2000 problems.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In a separate transaction completed on October 25, 1999, the company issued to Softalk five-year warrants to purchase an aggregate of 5,246,753 shares of Common Stock, 3,246,753 of which have a per share exercise price of $3.25, 1,000,000 have a per share exercise price of $5.00 and the remaining 1,000,000 have a per share exercise price of $10.00.

On November 13 1999, the Company, through its wholly owned subsidiary, Interpretel (Canada), completed the private placement of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) in consideration for certain assets of Softalk. The preferred shares were valued of $10,000,000 and are presently exchangeable, at the option of Softalk, for an aggregate of 4,329,004 shares of the Company's Common Stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


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

Dated: January 13, 2000                WAVETECH INTERNATIONAL, INC.



                                       By: /s/ Gerald I. Quinn
                                           -------------------------------------
                                           Gerald I. Quinn
                                           President and Chief Executive Officer




                                       By: /s/ Gerald I. Quinn
                                           -------------------------------------
                                           Gerald I. Quinn
                                           Chief Financial Officer