Form 10QSB
period 2000-02-29
WAVETECH INTERNATIONAL INC
filed 2000-04-14
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended February 29, 2000.

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

As of March 31, 2000, there were 3,180,866 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

================================================================================

                          WAVETECH INTERNATIONAL, INC.

                                      INDEX                                 Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets--
             February 29, 2000 and August 31, 1999...........................  3

             Condensed Consolidated Statements of Operations for the Six
             Month Periods Ended February 29, 2000 and February 28, 1999.....  4

             Condensed Consolidated Statements of Operations for the Three
             Month Periods Ended February 29, 2000 and February 28, 1999.....  5

             Condensed Consolidated Statements of Cash Flows for the Six
             Month Periods Ended February 29, 2000 and February 28, 1999.....  6

             Notes to Condensed Consolidated Financial Statements--
             February 29, 2000...............................................  7

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................  8

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................... 13

     ITEM 2. Change in Securities............................................ 13

     ITEM 3. Defaults upon Senior Securities................................. 13

     ITEM 4. Submission of Matters to a Vote of Security Holders............. 13

     ITEM 5. Other Information............................................... 13

     ITEM 6. Exhibits and Reports on Form 8-K................................ 13

SIGNATURES................................................................... 14

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 29, 2000 AND AUGUST 31, 1999

                                                              February 29      August 31
                                     ASSETS                      2000            1999
                                                             ------------    ------------
                                                              (unaudited)      (Note 1)
Current assets:
  Cash and cash equivalents                                  $  1,416,880    $    889,620
  Prepaid expenses and other assets                                 9,804           8,529
                                                             ------------    ------------
      Total current assets                                      1,426,684         898,149

Property and equipment, net accumulated
  depreciation $ 739,717 and $ 643,771                          1,144,832         363,559
License fee, net of amortization of $474,990 and $9,524         9,199,777         190,476
Note receivable from affiliate                                    984,000         100,000
Deposits and other assets                                          11,386          22,211
                                                             ------------    ------------

      Total assets                                           $ 12,766,679    $  1,574,395
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $    269,401    $    243,029
  Notes payable, current portion                                2,000,000          13,000
  Capital lease obligation                                          5,107          23,680
  Dividends payable                                                 4,784               0
                                                             ------------    ------------
      Total current liabilities                                 2,279,292         279,709

Capital lease obligation, net of current portion                        0           1,579

Stockholders' equity:
  Series A preferred stock, 6% cumulative, par value
    $.001 per share; 10,000,000 shares authorized,
    485 and 600 shares issued and outstanding
    (liquidation value $485,000 and $600,000)                           1               1
  Common stock, par value $.001 per share; 50,000,000
    shares authorized, 3,180,866 and 3,021,288 shares
    issued and outstanding                                          3,181           3,021
  Additional paid in capital                                   19,148,421       8,757,946
  Accumulated deficit                                          (8,664,216)     (7,467,861)
                                                             ------------    ------------

      Total stockholders' equity                               10,487,387       1,293,107
                                                             ------------    ------------

      Total liabilities and stockholders' equity             $ 12,766,679    $  1,574,395
                                                             ============    ============

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                        2000           1999
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)

Revenues                                             $       463    $     5,489

Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                   7,366          7,339
  General and administrative                             544,612        335,351
  Depreciation and amortization                          561,411         52,607
                                                     -----------    -----------
       Total expenses                                  1,113,389        395,297

       Net loss from operations                       (1,112,926)      (389,808)

Other income (expense):
  Interest income                                         20,115         43,434
  Interest expense                                       (34,241)        (5,450)
  Merger expenses                                              0       (101,176)
  Miscellaneous income                                       470              0
  Rental income                                           18,000         18,000
  Preferred stock conversion penalty                     (72,000)       (72,000)
  Settlement Costs                                             0        (15,000)
                                                     -----------    -----------
       Total other income (expense)                      (67,656)      (132,192)

       Net loss before preferred dividends            (1,180,582)      (522,000)

Cumulative preferred dividends declared                   15,773         18,100
                                                     -----------    -----------

Net loss available to common shareholders            $(1,196,355)   $  (540,100)
                                                     ===========    ===========

Net loss per common share, basic and diluted         $     (0.39)   $     (0.18)
                                                     ===========    ===========
Weighted average number of shares
  outstanding, basic and diluted                       3,109,040      2,932,346
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                        2000           1999
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)

Revenues                                             $       463    $     2,213

Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                   6,566          2,814
  General and administrative                             274,554        162,878
  Depreciation and amortization                          395,770         26,304
                                                     -----------    -----------
       Total expenses                                    676,890        191,996

       Net loss from operations                         (676,427)      (189,783)

Oter income (expense):
  Interest income                                         13,643         19,377
  Interest expense                                       (33,421)        (2,139)
  Merger expenses                                              0        (90,144)
  Miscellaneous income                                        10              0
  Rental income                                            9,000          9,000
  Preferred stock conversion penalty                     (36,000)       (72,000)
  Settlement Costs                                             0        (15,000)
                                                     -----------    -----------
       Total other income (expense)                      (46,768)      (150,906)

       Net loss before preferred dividends              (723,195)      (340,689)

Cumulative preferred dividends declared                    7,380          9,000
                                                     -----------    -----------

Net loss available to common shareholders            $  (730,575)   $  (346,689)
                                                     ===========    ===========

Net loss per common share, basic and diluted         $     (0.23)   $     (0.15)
                                                     ===========    ===========
Weighted average number of shares
  outstanding, basic and diluted                       3,150,576      2,286,104
                                                     ===========    ===========

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                       2000           1999
                                                                    -----------    -----------
                                                                    (unaudited)    (unaudited)
Operating activities:
  Net Loss                                                          $(1,180,582)   $  (522,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                       561,411         52,607
    Preferred stock conversion penalty                                   72,000         72,000
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable and other assets        10,825              0
      Increase (decrease) in accounts payable and
         accrued expenses                                                33,873        (26,233)
      Decrease (increase) in prepaid expenses                            (1,275)        (1,722)
                                                                    -----------    -----------
         Net cash used in operating activities                         (503,748)      (425,348)

Investing activities:
    Purchase of property and equipment                                 (197,986)             0
    (Increase) decrease in notes receivable to affiliate               (884,000)             0
    Decrease in other long term assets                                        0          5,000
                                                                    -----------    -----------
         Net cash used in investing activities                       (1,081,986)         5,000

Financing activities:
    Increase (decrease) in notes payable                              1,987,000              0
    Principal payments on capital lease obligation                      (20,152)       (21,703)
    Dividends paid in cash on preferred stock                                 0        (18,400)
    Sale of Common Stock                                                146,146              0
                                                                    -----------    -----------
         Net cash used in financing activities                        2,112,994        (40,103)

         Net increase (decrease) in cash                                527,260       (460,451)

Cash and cash equivalents, beginning of period                      $   889,620    $ 2,202,573
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $ 1,416,880    $ 1,742,122
                                                                    ===========    ===========

                  WAVETECH INTERNATIONAL, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000. The balance sheet at August 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended August 31, 1999, included in its Form 10-KSB for such fiscal period.

The consolidated financial statements include the accounts of Wavetech International, Inc. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel") and Telplex International Communications, Inc. ("Telplex"). All material intercompany balances and transactions have been eliminated. The Statement of Operations for the six-month period ended February 28, 1999, has been reclassified to conform to the presentation used for the six-month period ended February 29, 2000.

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

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

The Company amended its license with Softalk, Inc. ("Softalk"), an Ontario corporation, on October 25, 1999. As amended, the license agreement grants to the Company a worldwide, exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products to commercial accounts and a worldwide non-exclusive license for individual accounts. In connection with the license amendment, the Company issued five-year warrants to purchase the Company's common stock ("the Common Stock") as follows: 3,246,753 exercisable at $3.25 per share; 1,000,000 at $5.00 per share; and 1,000,000 at $10.00 per share (collectively, the "Warrants"). The issuance of the Warrants was recorded at an estimated fair value of $154,000 as of the date of the license amendment.

On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc. ("Interpretel (Canada)"), entered into an agreement with Softalk, with respect to the purchase of certain Softalk assets (products and accounts) in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada) (the "Class A shares"). Under the terms of the agreement, Softalk also granted Interpretel (Canada) a right-of-first-refusal with respect to the sale of Softalk or any of its intellectual property, software and patents. The Class A shares are exchangeable on a one-for-one basis for shares of the Company's Common Stock at any time. The issuance of the Class A shares was recorded at $10,000,000, the fair value of the Company's Common Shares (into which the Class A shares can be converted), as of the transaction date.

On August 6, 1999 the Company established a loan facility in favor of Softalk, Inc. Under this facility, the Company will loan Softalk a total amount of up to $2 million, bearing an interest rate of prime (as announced by Citibank in New York, New York) plus 1%. As of February 29, 2000, the outstanding principal balance on this credit facility was $984,000. Softalk may, at its option and at any time, convert any amount of outstanding Principal plus interest accrued thereon into shares of Softalk capital stock in lieu of and in full satisfaction of repayment of the principal and interest owed to Wavetech.

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

OPERATIONS OVERVIEW

During the three-month period ended February 29, 2000, the Company focused substantially all of its resources on completing the development of its billing system and integration of its database management software for its Bestnetcall web-enabled long distance service. The Company began beta testing the Bestnetcall service in February 2000 to select customers.

Effective November 13, 1999, the Company acquired through its wholly owned subsidiary, Interpretel (Canada), any existing and future Softalk contracts with customers, distributors and suppliers, as well as first-right-of-refusal on the purchase of Softalk, its intellectual property, software code and any patents owned by Softalk (the "Acquisition"). The Acquisition was consummated in accordance with the terms of a Purchase Agreement between the Company, Interpretel (Canada) and Softalk, dated as of October 25, 1999. The aggregate consideration paid by the Company in connection with the Acquisition was $10,000,000, consisting of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) (the "Interpretel Preferred Shares"). Each Interpretel Preferred Share is exchangeable, at the option of Softalk, for one share of Wavetech Common Stock. As of the date of this Report, such Interpretel Preferred shares are exchangeable for approximately 58% of the issued and outstanding shares of Wavetech Common Stock. The aggregate consideration paid in the Acquisition was determined through arm's length negotiations between representatives of the Company and Softalk. Neither the Company nor, to the knowledge of the Company, any affiliate, director or officer of the Company had any material relationship with Softalk, except for the existing relationship between the two companies as reflected by that certain Amended and Restated License Agreement, dated as of July 30, 1999. See "Business of Issuer and Subsidiaries" below.

In a separate transaction, the Company and Softalk agreed to amend their existing Amended and Restated License Agreement, effective October 25, 1999, to grant Wavetech and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to commercial accounts, and a worldwide nonexclusive license to distribute, market, service, sale and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to individual customer accounts. In consideration of such Amendment, the Company issued to Softalk five-year warrants to purchase an aggregate of 5,246,753 shares of Common Stock, 3,246,753 of which have a per share exercise price of $3.25, 1,000,000 have a per share exercise price of $5.00 and the remaining 1,000,000 have a per share exercise price of $10.00.

The Company also granted Softalk the right to designate two directors to the Board of Directors of Wavetech, the parent of Interpretel (Canada). Conversely, Softalk also has granted Wavetech the right to designate one director to the Softalk Board of Directors. Softalk, as a private company, intends to continue to develop software and, as required under the agreements between Wavetech and Softalk, provide technical support to Interpretel (Canada) and Wavetech. Interpretel (Canada) and Wavetech will provide customer support, billing services and marketing for Softalk's software products globally on an exclusive basis to commercial accounts and on a non-exclusive basis to individual consumer accounts.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

From 1995 until June 1999, the Company created customized calling card services through the application of "intelligent" call-processing technology and proprietary software targeted to the business traveler. The Company marketed these systems to large organizations or companies for their membership base. With the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, the Company discontinued its calling card services.

On April 23, 1999, the Company entered into a license agreement with Softalk (the "License Agreement"), a Toronto, Ontario-based developer of proprietary Internet Protocol-based ("IP-based") telecommunication technologies (the "Licensed Technology"). The Licensed Technology enables personal computer users who access the World Wide Web to make long distance telephone calls at substantially reduced rates from those offered over the Public Switched Telephone Network ("PSTN"). The License Agreement grants the Company non-exclusive rights to market and resell Softalk's patent-pending technology and, in addition, grants the Company the exclusive right to provide billing and customer support services for all accounts.

The Company's business strategy is now focused exclusively on marketing the web-enabled long distance service pursuant to the License Agreement. Bestnetcall is the Company's brand name for this service. The Company is in the process of completing final modifications to the customer service, billing and online enrollment components for the Bestnetcall service. Beta testing is anticipated to continue until mid-April 2000 at which time the Company anticipates a limited introduction of the service to select clients on a global basis, followed by a complete rollout of the service.

FEATURES AND CAPABILITIES OF THE COMPANY'S SERVICE

Bestnetcall allows companies and individuals to initiate long distance calling telephone calls utilizing the Company's World Wide Website, www.bestnetcall.com, from anywhere in the world and to complete such telephone calls at substantially reduced rates. The Company believes that the Licensed Technology provides the platform for developing a distributed, intelligent IP-based global network that manages voice, video and fax traffic for routing and transporting over a combination of networks, including the Internet, frame relay, Integrated Services Digital Network ("ISDN"), in addition to the traditional PSTN.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO SIX MONTHS ENDED
FEBRUARY 28, 1999

REVENUES. The Company had revenues of $463 for the six-month period ended February 29, 2000, as compared to $5,489 for the prior fiscal period. The Company focused all of its resources on the development of its new Bestnetcall service. Revenues generated were attributable to the beta testing of the Company's Bestnetcall service.

COST OF SALES. Cost of sales increased to $7,366 for the six-month period ended February 29, 2000 from $7,339 for the six months ended February 28, 1999. Such costs consisted of expenses incurred in testing the new Bestnetcall service. Cost of sales for the previous period were costs associated with the sale of various calling card services, such as long distance and voice and fax mail services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $544,612 for the six months ended February 29, 2000, from $335,351 for the prior fiscal period. Marketing and advertising fees increased to $24,768 from zero in the previous year due to costs associated with creation of web pages for Bestnetcall. Insurance expense increased by $22,875 from zero due to adding Directors and Officers' liability insurance. Travel expenses increased $32,107 to $40,648 due to travel necessary to complete the Company's agreements with Softalk. Payroll expense increased by $54,505 due to the hiring of a sales person.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $561,411 for the six months ended February 29, 2000, from $52,607 for the six months ended February 28, 1999. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

INTEREST INCOME. Interest income decreased to $20,115 for the six months ended February 29, 2000, from $43,434 for the six months ended February 28, 1999. All of the Company's interest income during the quarter was from its money market fund. The decrease was attributable to a lower balance in this account.

INTEREST EXPENSE. Interest expense increased to $34,241 for the six months ended February 29, 2000, from $5,450 for the six months ended February 28, 1999. The increase in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999.

MERGER EXPENSES. The Company had zero costs related to merger expenses for the current period as compared to $101,176 for the six months ended February 28, 1999. The costs in 1999 were a result of the proposed but terminated merger with DCI Telecommunications, Inc.

RENTAL   INCOME.   Effective  May  13,  1998,   the  Company  began   subletting
approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis.

PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the Preferred Stock holder equal to 2% of the purchase price of the Preferred Stock for each month in the quarter.

SETTLEMENT COSTS. On January 21, 1999, the Company paid Mr. Steven A. Ezell in an out-of-court settlement $15,000 in settlement of all pending legal claims. These costs represented a one-time expense and, therefore, there are no similar expenses for the quarter ended February 29, 2000.

PREFERRED DIVIDENDS. Preferred dividends decreased to $15,773 for the six months ended February 29, 2000, from $18,100 for the six months ended February 28, 1999. The decrease was due to a lower number of outstanding shares of Series A Convertible Preferred Stock; certain shares were converted into Common Stock on September 1, 1999 and December 10, 1999. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock.

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999

REVENUES. The Company had revenues of $463 for the three-month period ended February 29, 2000, as compared to $2,213 for the prior fiscal period. The Company focused all of its resources on the development of its new Bestnetcall service. Revenues generated were attributable to the beta testing of the Company's Bestnetcall service.

COST OF SALES. Cost of sales increased to $6,566 for the three-month period ended February 29, 2000 from $2,814 for the three months ended February 28, 1999. Such costs consisted of expenses incurred in testing the new Bestnetcall service. Cost of sales for the previous period were costs associated with the sale of various calling card services, such as long distance and voice and fax mail services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $274,554 for the three months ended February 29, 2000, from $162,878 for the prior fiscal period. Professional fees increased by $44,681 to $53,179 due to increased consultations required and fees for a fairness opinion. Payroll expense increased by $33,553 to $97,836 due to the hiring of a sales person. Travel expenses increased $22,095 to $25,671 due to travel necessary to monitor development and integration of the Bestnetcall system. Insurance expense increased by $11,438 from zero due to adding Directors and Officers' liability insurance.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $395,770 for the three months ended February 29, 2000, from $26,304 for the three months ended February 28, 1999. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

INTEREST INCOME. Interest income decreased to $13,643 for the three months ended February 29, 2000, from $19,377 for the three months ended February 28, 1999. All of the Company's interest income during the quarter was from its money market fund. The decrease was attributable to a lower balance in this account.

INTEREST EXPENSE. Interest expense increased to $33,421 for the three months ended February 29, 2000, from $2,139 for the three months ended February 28, 1999. The increase in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999.

MERGER EXPENSES. The Company had zero costs related to merger expenses for the current period as compared to $90,144 for the three months ended February 28, 1999. The costs in 1999 were a result of the proposed but terminated merger with DCI Telecommunications, Inc.

RENTAL   INCOME.   Effective  May  13,  1998,   the  Company  began   subletting
approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis.

PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the Preferred Stock holder equal to 2% of the purchase price of the Preferred Stock for each month in the quarter.

SETTLEMENT COSTS. On January 21, 1999, the Company paid Mr. Steven A. Ezell in an out-of-court settlement $15,000 in settlement of all pending legal claims. This cost represented a one-time expense and, therefore, there are no similar expenses for the quarter ended February 29, 2000.

PREFERRED DIVIDENDS. Preferred dividends decreased to $7,380 for the three months ended February 29, 2000, from $9,000 for the three months ended February 28, 1999. The decrease was due to a lower number of outstanding shares of Series A Convertible Preferred Stock; certain shares were converted into Common Stock on September 1, 1999 and December 10, 1999. Dividends accumulate, with respect to outstanding shares of the Preferred Stock, at a rate of 6% per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had cash of $1,416,880. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon issuance of debt or equity in order to raise capital. On December 21, 1999, the Company executed a promissory note with a private lender for $2,000,000, which is due on June 11, 2000. The Company is currently negotiating additional financing but there can be no assurances that the Company will be able to obtain additional financing, or that such financing, if available, will be on terms acceptable to the Company. In the event such financing is not obtained, the Company's cash flows from operations and its available capital will be insufficient to meet its current operating expenses or to repay the $2 million loan. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by its creditors which could materially adversely affect or cause the cessation of the Company's operations. In the event the Company defaults on the $2 million loan, under the terms of the promissory note, Softalk will also become obligated on the note and will be required to grant a license to the lender on substantially the same terms as the Amended and Restated License Agreement dated July 30, 1999 between Softalk and Wavetech.

Pursuant to a Letter Agreement by and between Wavetech and Softalk dated August 6, 1999, the Company agreed to loan Softalk up to an aggregate of US $2 million (the "Principal Amount"), from time to time, but no later than August 6, 2000. Softalk must repay the Principal Amount outstanding and the accrued interest thereon on the anniversary of each payment date. At its election, Softalk may repay the amount due in either cash or by converting the amount due into shares of Softalk capital stock.

INFLATION

Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

RISKS ASSOCIATED WITH YEAR 2000

The Company did not experience significant operational problems on January 1, 2000 and does not anticipate problems in the future related to the year 2000 issue. The cost and effect on financial results of Year 2000 compliance did not have a significant impact on operations.

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

On November 13 1999, the Company, through its wholly owned subsidiary, Interpretel (Canada), completed the private placement of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) in consideration for certain assets of Softalk. The preferred shares were valued of $10,000,000 and are presently exchangeable, at the option of Softalk, for an aggregate of 4,329,004 shares of the Company's Common Stock. The private placement was completed pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

Dated: April 14, 2000                  WAVETECH INTERNATIONAL, INC.


                                       By: /s/ Gerald I. Quinn
                                           ------------------------------------
                                           Gerald I. Quinn
                                           President and Chief Executive Officer


                                       By: /s/ Gerald I. Quinn
                                           -------------------------------------
                                           Gerald I. Quinn
                                           Chief Financial Officer
                                           (Principal Accounting Officer)