Form 10QSB
period 2000-05-31
WAVETECH INTERNATIONAL INC
filed 2000-07-21
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended May 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from ____________ to ___________.

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

As of June 14, 2000, there were 3,345,549 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

================================================================================

                          WAVETECH INTERNATIONAL, INC.

                                INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets--
             May 31, 2000 and August 31, 1999...............................  3

             Condensed Consolidated Statements of Operations for the
             Nine Month Periods Ended May 31, 2000 and May 31, 1999.........  4

             Condensed Consolidated Statements of Operations for the
             Three Month Periods Ended May 31, 2000 and May 31, 1999........  5

             Condensed Consolidated Statements of Cash Flows for the
             Nine Month Periods Ended May 31, 2000 and May 31, 1999.........  6

             Notes to Condensed Consolidated Financial Statements--
             May 31, 2000...................................................  7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  8

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................................  12

     ITEM 2. Change in Securities..........................................  12

     ITEM 3. Defaults upon Senior Securities...............................  13

     ITEM 4. Submission of Matters to a Vote of Security Holders...........  13

     ITEM 5. Other Information.............................................  13

     ITEM 6. Exhibits and Reports on Form 8-K..............................  13

SIGNATURES ................................................................  14

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MAY 31, 2000 AND AUGUST 31, 1999

                                                                              MAY 31,          AUGUST 31,
                                  ASSETS                                       2000               1999
                                                                           ------------       ------------
                                                                            (unaudited)         (Note 1)
Current assets:
 Cash and cash equivalents                                                 $  3,012,509       $    889,620
 Prepaid expenses and other assets                                                9,733              8,529
 Accounts receivable                                                              1,371                  0
                                                                           ------------       ------------

       Total current assets                                                   3,023,613            898,149

Property and equipment, net accumulated depreciation
 $799,700 and $643,771                                                        1,435,062            363,559
License fee, net of amortization of $820,518 and $9,524                       8,854,250            190,476
Note receivable from affiliate                                                1,384,000            100,000
Note receivable from shareholder/director                                        32,000
Deposits and other assets                                                        13,026             22,211
                                                                           ------------       ------------

       Total assets                                                        $ 14,741,951       $  1,574,395
                                                                           ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                     $    272,736       $    243,029
 Notes payable, current portion                                                       0             13,000
 Capital lease obligation                                                         3,130             23,680
 Dividends payable                                                               25,479                  0
 Unearned revenue                                                                   761                  0
                                                                           ------------       ------------

       Total current liabilities                                                302,106            279,709

Capital lease obligation, net of current portion                                      0              1,579

Stockholders' equity:
 Series A preferred stock, 6 % cumulative, par value $.001 per share;
  10,000,000 shares authorized, zero and 600 shares issued
  and outstanding (liquidation value zero and $600,000)                               0                  1
 Series B preferred stock, 6% cumulative, par value $.001
  per share; 10,000,000 shares authorized, 1,000 shares issued
  and outstanding  (liquidation value $5,000,000)                                     5                  0
 Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 3,318,881 and 3,021,288 shares issued and outstanding               3,319              3,021
 Additional paid in capital                                                  26,528,742          8,757,946
 Accumulated deficit                                                        (12,092,221)        (7,467,861)
                                                                           ------------       ------------

       Total stockholders' equity                                            14,439,845          1,293,107
                                                                           ------------       ------------

       Total liabilities and stockholders' equity                          $ 14,741,951       $  1,574,395
                                                                           ============       ============

           See Notes to Condensed Consolidated Financial Statements.

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTH PERIODS ENDED MAY 31, 2000 AND MAY 31, 1999


                                                     2000              1999
                                                  -----------       -----------
                                                  (unaudited)       (unaudited)

Revenues                                          $     6,940       $     9,173

Expenses:
 Cost of sales (exclusive of depreciation and
  amortization shown separately below)                 24,101             8,793
 General and administrative                         1,120,626           501,140
 Depreciation and amortization                        966,922            95,148
                                                  -----------       -----------

       Total expenses                               2,111,649           605,081

       Net loss from operations                    (2,104,709)         (595,908)

Other income (expense):
 Interest income                                       41,565            59,242
 Interest expense                                     (62,928)           (7,472)
 Merger expenses                                            0          (118,500)
 Miscellaneous income                                     476                 0
 Rental income                                         22,500            27,000
 Preferred stock conversion penalty                   (99,484)         (108,000)
 Settlement costs                                           0           (15,000)
 Exchange loss                                            (68)                0
                                                  -----------       -----------

       Total other income (expense)                   (97,939)         (162,730)

       Net loss before preferred dividends         (2,202,648)         (758,638)

Cumulative preferred dividends declared
 and beneficial conversion deemed dividend          2,412,713            27,300
                                                  -----------       -----------

Net loss available to common shareholders         $(4,615,361)      $  (785,938)
                                                  ===========       ===========

Net loss per common share, basic and diluted      $     (1.45)      $     (0.25)
                                                  ===========       ===========
Weighted average number of shares outstanding,
 basic and diluted                                  3,179,863         3,082,553
                                                  ===========       ===========

           See Notes to Condensed Consolidated Financial Statements.

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED MAY 31, 2000 AND MAY 31, 1999


                                                     2000              1999
                                                  -----------       -----------
                                                  (unaudited)       (unaudited)

Revenues                                          $     6,479       $     3,683

Expenses:
 Cost of sales (exclusive of depreciation and
  amortization shown separately below)                 16,735             1,454
 General and administrative                           576,014           165,839
 Depreciation and amortization                        405,511            42,541
                                                  -----------       -----------

       Total expenses                                 998,260           209,834

       Net loss from operations                      (991,781)         (206,151)

Other income (expense):
 Interest income                                       21,450            15,808
 Interest expense                                     (28,687)           (2,020)
 Merger expenses                                            0           (17,274)
 Miscellaneous income                                       6                 0
 Rental income                                          4,500             9,000
 Preferred stock conversion penalty                   (27,484)          (36,000)
 Exchange loss                                            (68)                0
                                                  -----------       -----------

       Total other income (expense)                   (30,283)          (30,486)

       Net loss before preferred dividends         (1,022,064)         (236,637)

Cumulative preferred dividends declared and
 conversion dividends                               2,405,940             9,200
                                                  -----------       -----------

Net loss available to common shareholders         $(3,428,004)      $  (245,837)
                                                  ===========       ===========

Net loss per common share, basic and diluted      $     (1.04)      $     (0.10)
                                                  ===========       ===========
Weighted average number of shares outstanding,
 basic and diluted                                  3,306,120         2,574,777
                                                  ===========       ===========

           See Notes to Condensed Consolidated Financial Statements.

                  WAVETECH INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE-MONTH PERIODS ENDED MAY 31, 2000 AND MAY 31, 1999

                                                                2000              1999
                                                             -----------       -----------
                                                             (unaudited)       (unaudited)
Operating activities:
 Net loss                                                    $(2,202,648)      $  (758,638)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                  966,922            95,148
  Preferred stock conversion penalty                              99,484           108,000
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable and
    other assets                                                   7,815            (1,722)
   Increase (decrease) in accounts payable and
    accrued expenses                                              37,968           200,592
   (Increase) decrease in prepaid expenses                        (1,204)                0
   (Decrease) in accrued interest payable                              0            (4,538)
                                                             -----------       -----------

       Net cash used in operating activities                  (1,091,663)         (361,158)

Investing activities:
  Purchase of property and equipment                            (548,200)         (252,444)
  Advances to affiliate                                       (1,284,000)                0
  Payment for acquisition of licensing rights                          0          (200,000)
  Decrease (increase) in other long term assets                        0             5,000
 (Increase) decrease in notes receivable to
   shareholder/director                                          (32,000)                0
                                                             -----------       -----------

       Net cash used in investing activities                  (1,864,200)         (447,444)

Financing activities:
 Increase (decrease) in notes payable                            (13,000)                0
 Principal payments on capital lease obligation                  (22,129)          (33,732)
 Dividends paid in cash on preferred stock                             0           (18,400)
 Sale of common stock                                          5,113,881             8,750
                                                             -----------       -----------

       Net cash used in financing activities                   5,078,752           (43,382)

       Net increase (decrease) in cash                         2,122,889          (851,984)

Cash and cash equivalents, beginning of period                   889,620         2,202,573
                                                             -----------       -----------

Cash and cash equivalents, end of period                     $ 3,012,509       $ 1,350,589
                                                             ===========       ===========

           See Notes to Condensed Consolidated Financial Statements.

                  WAVETECH INTERNATIONAL, INC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2000. The balance sheet at August 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended August 31, 1999, included in its Form 10-KSB for such fiscal period.

The consolidated financial statements include the accounts of Wavetech International, Inc. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel") and Telplex International Communications, Inc. ("Telplex"). All material intercompany balances and transactions have been eliminated. The Statement of Operations for the nine-month period ended May 31, 1999, has been reclassified to conform to the presentation used for the nine-month period ended May 31, 2000.

NOTE 2 -- PER SHARE DATA

Basic earnings (loss) per common share equals diluted earnings (loss) per common share for all periods presented as the effect of all potentially dilutive securities (preferred stock, stock options and warrants) is anti-dilutive
(decreases the loss per share amount). On December 18, 1998, the Company effected a one-for-six reverse stock split; all share and per share information have been restated retroactively to show the effect of this stock split.

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

The Company amended its license with Softalk, Inc. ("Softalk"), an Ontario corporation, on October 25, 1999. As amended, the license agreement grants to the Company a worldwide, exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products to commercial accounts and a worldwide non-exclusive license for individual accounts. In connection with the license amendment, the Company issued five-year warrants to purchase the Company's common stock as follows: 3,246,753 exercisable at $3.25 per share; 1,000,000 at $5.00 per share; and 1,000,000 at $10.00 per share (collectively, the "Warrants"). The issuance of the Warrants was recorded at an estimated fair value of $154,000 as of the date of the license amendment.

On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc. ("Interpretel (Canada)"), entered into an agreement with Softalk with respect to the purchase of certain Softalk assets (products and accounts) in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada) (the "Class A shares"). Under the terms of the agreement, Softalk also granted Interpretel (Canada) a right-of-first-refusal with respect to the sale of Softalk or any of its intellectual property, software and patents. The Class A shares are exchangeable on a one-for-one basis for shares of the Company's common stock at any time. The issuance of the Class A shares was recorded at $10,000,000, the fair value of the Company's Common Shares (into which the Class A shares can be converted), as of the transaction date.

On August 6, 1999, the Company established a loan facility in favor of Softalk, Inc. Under this facility, the Company has agreed to loan Softalk up to $2 million, bearing an interest rate of prime (as announced by Citibank in New York, New York) plus one percent (1%). As of May 31, 2000, the outstanding principal balance on this credit facility was $1,384,000. Softalk may, at its option and at any time, convert any amount of outstanding principal plus interest accrued thereon into shares of Softalk capital stock in lieu of and in full satisfaction of repayment of the principal and interest owed to Wavetech. The number of shares of Softalk capital stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of repayment. If the outstanding principal balance is less than $2 million, then the number of shares of Softalk capital stock issued to the Company would be calculated on a pro-rated basis.

Management believes that its $1,384,000 of advances to Softalk are recoverable, if not repaid, through conversion of such advances into equity of Softalk. Should such a conversion occur, the Company would own 6.92% of Softalk (based upon the $1,384,000) advances through May 31, 2000). Management believes that as of May 31, 2000, Softalk as a whole is worth at least $20,000,000 given that their equity holding in Wavetech is currently valued in excess of $30 million and combined with their intellectual property, code, new products and patents pending, their value would increase on a minimum basis to over $40 million. The Company believes the real value in Softalk is in its intellectual property, code, patents pending and the revenue potential of the products it has commercialized over the past year through royalties from Wavetech and other potential licensees. Within the last year, Softalk was offered $10 million for a fifty percent (50%) interest in the company, which was turned down.

On March 1, 2000, the Company executed a promissory note for $32,000 payable to Rosnani Atan, a director, officer and shareholder of Softalk and a contract employee and member of the Board of Directors of Wavetech. The note is payable in equal installments of $4,356.55 on each of June 1, September 1, December 1 and March 1 over the next two years. The note bears interest at the rate of seven and three quarters percent (7.75%), which is prime less one percent, as adjusted June 1, September 1, December 1 and March 1 of each year in advance.

NOTE 4 -- SERIES B PREFERRED STOCK ISSUANCE

On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants (the "Warrant") with an accredited investor. The financing consisted of 1,000 shares of Series B Preferred Stock and a Warrant to purchase 160,000 shares of common stock. The Series B Preferred Stock carries a dividend of 6% and a conversion price equal to the lower of 80% of the average closing bid prices of the Company's common stock for the three lowest trading days of the 10 consecutive trading days immediately preceding the conversion date or 110% of the average closing bid prices of the Company's common stock for the five trading days prior to the date of issuance of the Series B Preferred Stock. The Warrant has a term of three years and is exercisable at a price of $0.01 for all 160,000 shares of common stock. The Company also issued a warrant to purchase 43,371 shares of common stock to the placement agent in the private placement (the "Agent Warrant"). The Agent Warrant has a term of three years and a per share exercise price of $8.07.

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

OPERATIONS OVERVIEW

During the nine-month period ended May 31, 2000, the Company completed development of its website, billing system and integration of its database management software for its web-enabled long distance service, Bestnetcall. The Company beta tested the Bestnetcall service from February until April 2000 at select customers. On April 17, 2000, Bestnetcall was made available to the public through the Company's website www.bestnetcall.com. In May 2000, the Company began direct marketing initiatives to businesses with international locations and/or clientele, and also placed strategic advertisements in various publications.

Effective November 13, 1999, the Company acquired through its wholly owned subsidiary, Interpretel (Canada), the existing and future Softalk contracts with customers, distributors and suppliers, as well as a first-right-of-refusal with respect to the sale of Softalk or any of its intellectual property, software and patents (the "Acquisition"). The Acquisition was consummated in accordance with the terms of a Purchase Agreement between the Company, Interpretel (Canada) and Softalk, dated as of October 25, 1999. The aggregate consideration paid by the Company in connection with the Acquisition was $10,000,000, consisting of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) (the "Class A Shares"). Each Class A Share is exchangeable, at the option of Softalk, for one share of Wavetech common stock at any time. As of the date of this Report, such Class A shares are exchangeable for approximately 58% of the issued and outstanding shares of Wavetech common stock. The aggregate consideration paid in the Acquisition was determined through arm's length negotiations between representatives of the Company and Softalk. Neither the Company nor, to the knowledge of the Company, any affiliate, director or officer of the Company had any material relationship with Softalk, except for the existing relationship between the two companies as reflected by that certain Amended and Restated License Agreement, dated as of July 30, 1999. See "Business of Issuer and Subsidiaries" below.

In a separate transaction, the Company and Softalk agreed to amend their existing Amended and Restated License Agreement, effective October 25, 1999, to grant Wavetech and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to commercial accounts, and a worldwide nonexclusive license to distribute, market, service, sale and sublicense any and all of Softalk's services and products (whether now existing or hereafter developed or acquired by Softalk) to individual customer accounts. In consideration of such Amendment, the Company issued to Softalk five-year warrants to purchase an aggregate of 5,246,753 shares of common stock as follows: 3,246,753 at a per share exercise price of $3.25, 1,000,000 at a per share exercise price of $5.00 and the remaining 1,000,000 at a per share exercise price of $10.00.

The Company also granted Softalk the right to designate two directors to the five-person Board of Directors of Wavetech, the parent of Interpretel (Canada). Similarly, Softalk also has granted Wavetech the right to designate one director to the three member Softalk Board of Directors. Softalk, as a private company, intends to continue to develop software and, as required under the agreements between Wavetech and Softalk, provide technical support to Interpretel (Canada) and Wavetech. Interpretel (Canada) and Wavetech will provide customer support, billing services and marketing for Softalk's software products globally on an exclusive basis to commercial accounts and on a non-exclusive basis to individual consumer accounts.

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

On April 23, 1999, the Company entered into a license agreement with Softalk (the "License Agreement"), a Toronto, Ontario-based developer of proprietary Internet Protocol-based ("IP-based") telecommunication technologies (the "Licensed Technology"). The Licensed Technology enables personal computer users who access the World Wide Web to make long distance telephone calls at substantially reduced rates from those offered over the Public Switched
Telephone Network ("PSTN"). The License Agreement, as amended, grants the Company non-exclusive rights to market and resell Softalk's patent-pending technology and, in addition, grants the Company the exclusive right to provide billing and customer support services for all accounts.

Between April 1999 and April 2000, the Company developed its Bestnetcall service, utilizing the Licensed Technology, and launched the service on April 17, 2000. The Company's business strategy is now focused exclusively on marketing Bestnetcall to businesses with international locations and/or clientele pursuant to the License Agreement. The Company is in the process of developing enhancements to the service which will include conference calling and an improved graphical user interface and desktop version.

FEATURES AND CAPABILITIES OF THE COMPANY'S SERVICE

Bestnetcall allows companies and individuals to initiate long distance telephone calls utilizing the Company's website, www.bestnetcall.com, from anywhere in the world and to complete such telephone calls at substantially reduced rates. Users of the Bestnetcall service are able to enroll, place calls, pay for service and access customer service real-time on the Internet by accessing the Company's website. Bestnetcall does not require the purchase of special hardware or software by the customer and uses their existing telephone equipment. Users only need access to the Internet.

Bestnetcall also offers real-time billing to all users and accepts various payment methods, including pre-paid or post-paid credit card payments and invoicing options. Following completion of a telephone call, the total cost for that call may be viewed on the caller's online account. Bestnetcall also offers convenient speed dialing, personalized directories, client billing codes, world-time country and city code lookups and real time talk with customer service via the website. Account administrators may add or delete users, view users calling activity and create reports detailing call activity.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2000 COMPARED TO NINE MONTHS ENDED MAY 31,1999

REVENUES. The Company had revenues of $6,940 for the nine-month period ended May 31, 2000, as compared to $9,173 for the prior fiscal period. Current period revenues were derived from beta testing and customer usage of the Bestnetcall services. Prior year revenues were from the sale of various calling card services, such as long distance and voice and fax mail services.

COST OF SALES. Cost of sales increased to $24,101 for the nine-month period ended May 31, 2000, from $8,793 for the nine months ended May 31, 1999. These costs consisted of long distance costs from carriers for the Bestnetcall service. Cost of sales for the previous period were costs associated with the sale of various calling card services, such as long distance and voice and fax mail services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,120,626 for the nine months ended May 31, 2000, from $501,140 for the prior fiscal period. Marketing and advertising fees increased to $177,845 from zero in the previous year due to costs associated with creation of web pages and marketing efforts of Bestnetcall. Insurance expense increased by $34,313 from zero due to adding Directors and Officers' liability insurance. Travel expenses increased $42,328 to $55,193 due to travel necessary to complete the Company's agreements with Softalk. Payroll expense increased by $59,136 due to the hiring of additional staff.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $966,922 for the nine months ended May 31, 2000, from $95,148 for the nine months ended May 31, 1999. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

INTEREST INCOME. Interest income decreased to $41,565 for the nine months ended May 31, 2000, from $59,242 for the nine months ended May 31, 1999. All of the Company's interest income during the quarter was from its money market fund. The decrease was attributable to a lower average balance in this account.

INTEREST EXPENSE. Interest expense increased to $62,928 for the nine months ended May 31, 2000, from $7,472 for the nine months ended May 31, 1999. The increase in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999. The principal and accrued interest on this note were repaid on May 4, 2000.

MERGER EXPENSES. The Company had zero costs related to merger expenses for the current period as compared to $118,500 for the nine months ended May 31, 1999. The costs in 1999 were the result of the proposed but terminated merger with DCI Telecommunications, Inc.

RENTAL   INCOME.   Effective  May  13,  1998,   the  Company  began   subletting
approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis. This sublease agreement ended on May 15, 2000.

PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the holder of its Series A Convertible Preferred Stock ("the Series A Preferred Stock") equal to 2% of the purchase price of the Preferred Stock for each month in the quarter. On May 11, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on May 15, 2000.

SETTLEMENT COSTS. On January 21, 1999, the Company paid Mr. Steven A. Ezell in an out-of-court settlement $15,000 in settlement of all pending legal claims. These costs represented a one-time expense and, therefore, there are no similar expenses for the quarter ended May 31, 2000.

PREFERRED DECLARED AND DEEMED DIVIDENDS. Preferred dividends increased to $2,412,713 for the nine months ended May 31, 2000, from $27,300 for the nine months ended May 31, 1999. An increase of $25,479 was due to dividends payable on the 5,000 outstanding shares of Series B Preferred Stock. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were $21,234 for the nine months ended May 31, 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock. All remaining shares of Series A Preferred Stock were converted into common stock on May 11, 2000. All shares for accrued dividends payable for the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. Assuming the conversion of the Series B Preferred Stock on May 1, 2000, such shares would have been convertible into an aggregate of 1,000,000 shares of common stock based on a conversion ratio, and result in a beneficial conversion deemed dividend of approximately $2.4 million in May of 2000.

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

REVENUES. The Company had revenues of $6,479 for the three-month period ended May 31, 2000, as compared to $3,683 for the prior fiscal period. Current period revenues were derived from beta testing and customer usage of the Bestnetcall services. Prior year revenues were from the sale of various calling card services, such as long distance and voice and fax mail services.

COST OF SALES. Cost of sales increased to $16,735 for the three-month period ended May 31, 2000 from $1,454 for the three months ended May 31, 1999. These costs consisted of long distance costs from carriers for the service. Cost of sales for the previous period were costs associated with the sale of various calling card services, such as long distance and voice and fax mail services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $576,014 for the three months ended May 31, 2000, from $165,839 for the prior fiscal period. Professional fees increased by $44,681 to $53,179 due to increased consultations required and fees for a fairness opinion. Payroll expense increased by $33,553 to $97,836 due to the hiring of additional staff. Travel expenses increased $22,095 to $25,671 due to travel necessary to monitor development and integration of the Bestnetcall system. Insurance expense increased by $11,438 from zero due to adding Directors and Officers' liability insurance. Marketing and advertising fees increased to $153,076 from zero in the previous fiscal period due to costs associated with creation of web pages and marketing efforts of the Bestnetcall service.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $405,511 for the three months ended May 31, 2000, from $42,541 for the three months ended May 31, 1999. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

INTEREST INCOME. Interest income increased to $21,450 for the three months ended May 31, 2000, from $15,808 for the three months ended May 31, 1999. All of the Company's interest income during the quarter was from its money market fund.

INTEREST EXPENSE. Interest expense increased to $28,687 for the three months ended May 31, 2000, from $2,020 for the three months ended May 31, 1999. The increase in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999. The principal and accrued interest on this note were repaid on May 4, 2000.

MERGER EXPENSES. The Company had zero costs related to merger expenses for the current period as compared to $17,274 for the three months ended May 31, 1999. The costs in 1999 were a result of the proposed but terminated merger with DCI Telecommunications, Inc.

RENTAL   INCOME.   Effective  May  13,  1998,   the  Company  began   subletting
approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis. This sublease agreement ended on May 15, 2000.

PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the holder of its Series A Preferred Stock equal to 2% of the purchase price of the Preferred Stock for each month in the quarter. On May 11, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on May 15, 2000.

PREFERRED DECLARED AND DEEMED DIVIDENDS. Preferred dividends increased to $2,405,940 for the three months ended May 31, 2000, from $9,200 for the three months ended May 31, 1999. An increase of $25,479 was due to dividends payable on the 5,000 outstanding shares of Series B Preferred Stock. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were $5,461 for the three months ended May 31, 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock. All remaining shares of Series A Preferred Stock were converted into common stock on May 11, 2000. All shares for accrued dividends payable for the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. Assuming the conversion of the Series B Preferred Stock on May 1, 2000, such shares would have been convertible into an aggregate of 1,000,000 shares of common stock based on a conversion ratio, and result in a beneficial conversion deemed dividend of approximately $2.4 million in May of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2000, the Company had cash of $3,012,509. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon issuance of debt or equity in order to raise capital.

On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants (the "Warrant") with an accredited investor. The financing consisted of 1,000 shares of Series B Preferred Stock and a Warrant to purchase 160,000 shares of common stock. The Series B Preferred Stock carries a dividend of 6% and a conversion price equal to the lower of 80% of the average closing bid prices of the Company's common stock for the three lowest trading days of the 10 consecutive trading days immediately preceding the conversion date or 110% of the average closing bid prices of the Company's common stock for the five trading days prior to the date of issuance of the Series B Preferred Stock. The Warrant has a term of three years and is exercisable at a price of $0.01 for all 160,000 shares of common stock. The Company also issued a warrant to purchase 43,371 shares of common stock to the placement agent in the private placement (the "Agent Warrant"). The Agent Warrant has a term of three years and a per share exercise price of $8.07.

Pursuant to a Letter Agreement by and between Wavetech and Softalk dated August 6, 1999, the Company agreed to loan Softalk up to an aggregate of US $2,000,000 (the "Principal Amount"), from time to time, but no later than August 6, 2000. Softalk must repay the Principal Amount outstanding and the accrued interest thereon on the anniversary of each payment date. At its election, Softalk may repay the amount due in either cash or by converting the amount due into shares of Softalk capital stock.

INFLATION

Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 25, 1999, the Company issued to Softalk five-year warrants to purchase an aggregate of 5,246,753 shares of common stock as follows: 3,246,753 shares at a per share exercise price of $3.25, 1,000,000 shares at a per share exercise price of $5.00 and the remaining 1,000,000 shares at a per share exercise price of $10.00.

On November 13, 1999, the Company, through its wholly owned subsidiary, Interpretel (Canada), completed the private placement of 4,329,004 shares of non-voting Class A Preferred Stock of Interpretel (Canada) in consideration for certain assets of Softalk. The preferred shares were valued at $10,000,000 and are presently exchangeable, at the option of Softalk, on a one-for-one basis for an aggregate of 4,329,004 shares of the Company's common stock. The private placement was completed pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants (the "Warrant") with an accredited investor. The financing consisted of 1,000 shares of Series B Preferred Stock and a warrant to purchase 160,000 shares of common stock. The Preferred Stock carries a dividend of 6% and a conversion price equal to the lower of 80% of the average closing bid prices of the Company's common stock for the three lowest trading days of the 10 consecutive trading days immediately preceding the conversion date or 110% of the average closing bid prices of the Company's common stock for the five trading days prior to the date of issuance of the Preferred Stock. The warrant has a term of three years and is exercisable at a price of $0.01 for all 160,000 shares of common stock.

The Company also issued a warrant to purchase 43,371 shares of common stock to the placement agent in the private placement (the "Agent Warrant"). The Agent Warrant has a term of three years and a per share exercise price of $8.07.

In connection with the issuance of the Series B Preferred Stock and Warrant, the Company has granted the holder certain registration rights pursuant to a Registration Rights Agreement.

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

           Number              Description                      Method of Filing
           ------              -----------                      ----------------

            27           Financial Data Schedule                 Filed herewith

     b)   Reports on Form 8-K

          On May 16, 2000, the Company filed an 8-K to report the completion of the $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 21, 2000                   WAVETECH INTERNATIONAL, INC.


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