Form 10KSB
period 2000-08-31
WAVETECH INTERNATIONAL INC
filed 2000-12-14
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended August 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________ to __________.

                         Commission File Number: 0-15482

                          BESTNET COMMUNICATIONS CORP.
                 (Name of small business issuer in its charter)

          Nevada                                                 86-1006416
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

                      5210 East Williams Circle, Suite 200
                              Tucson, Arizona 85711
                    (Address of principal executive offices)

                                 (520) 750-9093
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(g) of the Act:

Name of exchange on which registered                         Title of Each Class
------------------------------------                         -------------------
               None                                                 None

              Securities registered under Section 12(b) of the Act:

                          Common Stock $.001 Par Value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended August 31, 2000: $28,670.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 28, 2000 was approximately $4,045,221 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 28, 2000 was 8,223,589.

     Documents Incorporated by Reference - None.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

ITEM 1. DESCRIPTION OF BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH WE BELIEVE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF BESTNET COMMUNICATIONS CORP. (FORMERLY, WAVETECH INTERNATIONAL, INC.). IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISK INCLUDED IN THE REPORTS FILED BY BESTNET WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. BESTNET IS NOT UNDERTAKING ANY OBLIGATIONS TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

BUSINESS DEVELOPMENT

     Founded on July 10, 1986, BestNet Communications Corp., a Nevada corporation (formerly Wavetech International, Inc.) ("BestNet" or the "Company"), develops, markets and sells Internet-based telecom technologies. Substantially all of our development activities are performed by a third party. Although founded in 1986, we did not commence operations until 1995. From 1995 until June 1999, we developed software for customized calling card services and created an infrastructure to market and distribute our product and services. During this period, BestNet's efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990's, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing our Bestnetcall web-enabled long distance service. On September 27, 2000, we changed our name to BestNet Communications Corp.

     On April 23, 1999, we entered into a licensing agreement with Softalk, Inc., a technology company based in Ontario, Canada ("Softalk"). Softalk develops Internet-based telecommunication technologies that enable users to initiate long distance calls from anywhere in the world by accessing a specific Internet website. This technology enables users to, among other things, make International telephone calls at substantially reduced rates from those offered by traditional long distance carriers. This licensing agreement granted BestNet certain marketing and customer service rights. The licensing agreement was later amended and restated on October 25, 1999, to grant us exclusive rights to:

     *    distribute

     *    market

     *    service

     *    sell, and

     *    sublicense

Softalk's services and products to commercial accounts and a worldwide non-exclusive license for individual accounts. We also have the exclusive right to provide billing and customer support services for all customer accounts. In consideration for such licensing rights, the Company has paid Softalk an aggregate of two hundred thousand dollars (US$200,000).

     After entering into the licensing agreement, we began building telecommunication facilities in Toronto, Canada, including installing high-capacity switches and Internet servers. We also completed the development of specialized software used for data management, billing and customer service requirements.

     The brand name for our web-enabled long distance service is Bestnetcall, which was first made available to the public on April 17, 2000. We are presently focusing our resources on marketing Bestnetcall to selected companies with international locations and/or clients.

     Users of our Bestnetcall service are able to do the following by accessing our website at www.bestnetcall.com:

     *    enroll

     *    place calls

     *    pay for service

     *    access customer service immediately on the Internet

     Bestnetcall does not require the purchase of special hardware or software by the customer and uses their existing telephone equipment. Users only need access to the Internet and an available phone line. Bestnetcall also offers immediate billing to all users and accepts various payment methods, including pre-paid or post-paid credit card payments and invoicing options.

     Following completion of a telephone call, the total cost for that call may be viewed on the caller's online account. Call detail records may be printed or copied to Word or Excel applications. The Bestnetcall service also includes convenient speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via the website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

MARKETING AND SALES STRATEGY

     We intend to offer our Bestnetcall service through both direct sales and indirect sales channels. Our initial target markets will include:

     *    Governmental agencies

     *    Business and Industry

     *    Commercial Development Companies

     *    Telecommunication Carriers

     *    Internet Service Providers

     *    Browser Based Services such as Internet Explorer, Yahoo and Amazon.com

     *    Affinity Groups

     * Other organizations, including charities, religious organizations, schools and alumni associations

     These marketing efforts will be targeted at international long distance users in a number of key geographic areas in the world. Our marketing priorities will be focused primarily on the following geographic regions:

     *    Caribbean

     *    North America

     *    Asia Pacific

     *    Central & South America

     *    Europe

     *    Middle East

DIRECT SALES

     We intend to utilize the following marketing and sales strategies to generate revenue and obtain and increase customer usage:

     * Direct Mail and E-mail Solicitations - We intend to send testimonial advertisements to prequalified potential users. These advertisements will refer or link the potential user to www.bestnetcall.com and offer a subscription to our Bestnetcall service. Recipients will be invited to use the service or request more information. These direct mail or e-mail solicitations will be carried out on a continuous basis by an in-house staff of direct marketing specialists located in our Tucson, Arizona office.

     * Telemarketing - Telemarketing operations will be initiated out of our Tucson, Arizona office targeted at specific market segments. We believe Tucson is an ideal center for customer service and telemarketing due to its relatively low wages and inexpensive space. There also is an abundance of experienced telemarketing personnel. The 40,000 student University of Arizona located in Tucson, gives us access to individuals who speak many different languages and who can place calls to areas outside the United States.

     * Media Advertising and Promotion - We intend to place advertisements in key print and electronic media targeted at specific market segments. These advertisements will be designed to elicit direct responses and/or activations. Incentives will be included in the advertisements. Testimonials by key customers representing different market segments will be used to advocate the use of our service and encourage a visit to our Bestnetcall web site.

     * Public Relations Activities - We intend to hire an experienced corporate communications and public relations specialist to work with an international public relations firm and the media. The specialist will be responsible for developing a comprehensive global communications program. This communications program will likely feature print articles in industry and trade specific publications, local print media and feature editorial support.

INDIRECT SALES

     Indirect sales efforts will be centered around the following four types of organizations:

     * Carriers - Our Bestnetcall services will be made available to other telecommunication carriers for resale to their clients. These types of indirect sales organizations will be solicited through direct mail, e-mail, telemarketing initiatives, fax and direct sales calls by BestNet personnel.

     * Professional Service Firms - Accounting firms, consultants and legal firms will be solicited to use our Bestnetcall service and to provide this service to their clients as a means of saving money on international long distance calls.

     * Retailers - We intend to approach large retailers to offer our services to their credit card holders as a value-added service. These relationships are revenue sharing initiatives with the retail organization receiving a negotiated percentage of gross revenue generated by our services.

     * Agent/Distributors - Organizations with large client or member bases who may be a user of our services will also be encouraged to offer the services to their clients or members, including the following companies:

          --   Computer companies

          --   Commercial property development companies

          --   Banks

          --   Associations

          --   Affinity groups

     Such companies will be offered the ability to participate in a revenue sharing program with us by offering Bestnetcall to their customers or members. Revenue sharing is expected to be between 5% and 10% of our net revenue for a particular program.

PROJECT MANAGERS

     We intend to hire four project managers to sell, maintain and service major accounts. The managers will primarily focus their efforts on encouraging use and sales by carrier groups, professional organization retailers and agent distributors.

                      INDUSTRY BACKGROUND AND MARKET DEMAND

     According to industry sources, global revenue for telecommunication service providers is expected to reach $975 billion in the year 2000. A number of industry studies have mapped international telephone traffic patterns. Current forecasts project a total of 106 billion minutes of international telephone traffic in the year 2000. Valued at a price of $0.25 per minute, this would represent a global market of approximately $26.5 billion, although we believe the real market value may be significantly higher.

     We believe the primary reasons for the continued use of telephone company lines versus the alternatives found in satellite, Internet and cable systems include:

     *    Speed of communication

     *    Quality of communication

     *    Reliability of communication

     *    Ease of operation

     The global telecommunications industry has been highly regulated. However, over the past several years, North America has enjoyed significant deregulation, which has resulted in a highly competitive long distance service industry. The U.S. and Canada have among the lowest telephone rates in the world and the U.S. has emerged as one of the lowest cost supplier of long distance rates. U.S. deregulation has resulted in sizeable reductions in the wholesale cost of long distance services available to long distance resellers.

     Although declining rates have been symbolic in the U.S. and Canadian long distance markets, we believe international rates from and to other countries have been slow to decline for two major reasons:

     * Management of foreign telephone companies have been reluctant to reduce their rates given their monopoly-like status.

     * Foreign governments appear to be reluctant to take on the strong foreign telephone company unions.

     In the long term, we believe it is unlikely that these high rates will be maintained as new technologies render the foreign telephone company monopolies ineffective.

     Many new technologies have evolved around the emergence of the Internet as a mass communications and commerce medium. As a result, the Internet has emerged as an attractive medium for advertising and e-commerce. Jupiter Communications, a provider of research on Internet commerce, estimates that Internet advertising will grow from $1.9 billion in 1998 to $7.7 billion in 2002. Forrester Research, Inc., an independent Internet research firm that analyzes the impact of the Internet and emerging technologies on business strategy, projects that business-to-business Internet advertising will expand from $290 million in 1998 to $2.6 billion in 2002.

     Business-to-business e-commerce is also growing rapidly. This growth is the result of businesses utilizing the Internet's ability to reach targeted audiences globally, deliver personalized content and open new distribution channels. Forrester forecasts that business-to-business e-commerce will grow to $17 billion in 2002.

     Traditionally, companies have employed a variety of well-recognized media in business-to-business advertising, information delivery and communications to identify, qualify and facilitate commerce opportunities. A number of companies have started Internet telephony operations in the last few years to serve the business-to-business market segment. The intense competition in the telecommunications market and the growth of e-commerce has contributed to the movement to lower costs. Accordingly, we believe competition and e-commerce have contributed to the creation of Internet telephony.

     According to Frost & Sullivan, an international marketing and consulting company that monitors information and telecommunications markets, the new international standards are expected to result in significant growth in the Internet telephony market in the near future. Frost & Sullivan projects that the Pacific Rim, Europe and so-called rest-of-the-world markets will account for 73% of the total Internet telephony market by 2002. We believe these projections support BestNet's market strategy of targeting businesses outside of North America or North American businesses with offices worldwide.

                               BESTNET'S SOLUTION

     Under its licenses from Softalk, BestNet intends to provide commercial voice quality Internet-based long distance services to corporate and residential subscribers. Our Web-based solution offers subscribers access to low cost long distance rates by-using the Internet as the means to launch calls and to view billing within seconds after completing a call.

     This technology blends the best of current telecommunication systems by using commercial telephone networks for voice quality and the Internet for control and access. Our Bestnetcall service provides a user anywhere in the world access to the U.S. telecom infrastructure while not infringing upon international telecom agreements.

     For example, users making calls from the Caribbean to the U.S. would operate over the same network as users from the U.S. making calls to the Caribbean. As a result, middle retailers of telecommunication services are eliminated. This ensures the lowest pricing structure on a long-term basis.

     BestNet provides customers access to its network through its switches located in Toronto, Canada and New York, NY. Additional switch locations are planned for deployment in major cities in North America, Asia and Europe. Our next switch will be deployed in Los Angeles, California in the first quarter of 2001. Other switches will follow as demand dictates and capital resources become available.

BESTNETCALL

     Our Bestnetcall service allows users to initiate telephone calls over the Internet. This service, which provides users with toll quality long distance and call management service, is targeted primarily to businesses. Using a Web browser, subscribers may place calls by entering their location telephone number and the destination telephone number on a Web page. This information is transmitted over the Internet to our Web server, which in turn communicates with a switching matrix. The switching matrix launches a call through the public switch telephone network back to the subscriber's telephone and then launches a call to the destination number. Both calls are then bridged and the two calls are connected.

     By using our Bestnetcall service, North American subscribers can save an average of 50 - 75% over traditional international long distance costs.
Subscribers outside North America can save an average of 75 - 90% over traditional long distance costs charged by their local carriers. Set forth below is a diagram which illustates how Bestnetcall works.

BESTNETCALL.COM

                                   Toronto POP

                 Web Server                       Switch Matrix
                  (UUNet)   --------------------- (Leased Line)
                     |                                  |
                     |                                  |
                 Internet                              PSTN
                  (Data)                              (Voice)
                     |                             /           \
                     |                            /             \
            www.bestnetcall.com        Origination Call    Destination Call
                                             (US)                (UK)

BESTNETCALL - CALL INFRASTRUCTURE

Bestnetcall - Version 1.5

     The current version of Bestnetcall was specifically designed for corporate users to make and manage international and long-distance calls. Bestnetcall provides a comprehensive array of call management features. These features reside on a user's personal computer. Current active features include:

     * Custom directories - Users are given two directories, one for storing origination numbers and the second for storing destination numbers. There is no limit to the number of telephone numbers that can be created and stored in the two directories. BestNet is currently developing a customized directory that can be automatically created by linking to company/department-wide directories, such as from Lotus Notes, Microsoft Outlook and other contact management applications.

     * Personal speed dial - To simplify dialing frequently called numbers, the subscriber may create a speed dial which provides one click dialing.

     * Billing codes - Each telephone call may be charged to specific client or accounting codes defined by the subscriber. This allows easy segregation of calls by business, department, client or personal use. All billing codes are tagged to call detail that is viewable in real-time statements from the Bestnetcall web site.

     * Real-time statements - The subscriber may, at any time, view online, and up-to-the-second call detail record for the current day, current month and previous month. Each call detail record includes time, date, duration, rate, total cost, destination number and origination number of the calls. Call records may be viewed by billing codes. Statements may be printed or exported to standard office applications including Word and Excel. Account administrators can view, print and export call detail records for all users tied to their account.

     * World time - The subscriber may view, on demand, the current local time for cities worldwide.

     * Worldwide city and country codes - To aid dialing international telephone numbers, the subscriber may check for a list of city and country codes worldwide.

     * Rates - The subscriber may, at anytime, look-up Bestnetcall's current rates on a worldwide basis.

     * Account editing - Subscribers may edit their account online, including changing credit card number or adding additional users.

BESTNETCALL - ENHANCEMENTS

     * We are currently developing enhancements to our Bestnetcall service which will be offered to subscribers on a scheduled basis. These include enhancements to both our website and product features. Product enhancements under development include the following:

     * Conference calling - This feature will give users the ability to connect up to 64 parties on a single call, using their personal computer to initiate the calls. Conference calls may be launched immediately time and date. All conference calls will display their status to the conference administrator via the Bestnetcall website and offer substantial rate reductions compared to conventional conference call services provided by the major long distance providers.

     * An improved graphical user interface - This feature will give the user access to more information, as well as provide much quicker load times, which is critical where Internet connections are slow.

     * A desktop application - This feature is designed for networked office users without a dedicated Internet connection, or where Internet connections are very slow. The desktop application resides on the user's personal computer and uses small-packet transmission to quickly initiate calls. This feature further saves time by not requiring launch of a browser, website navigation or log-in.

BESTNETCALL - FUTURE PRODUCT STRATEGY

     According to industry sources, approximately 22 million personal computers are in use in North America for Internet access. These sources predict that by 2002, an additional 23 million non-personal computer devices will be used to access the Internet. Recognizing this trend, the Company has contracted with Softalk to customize and develop variations of Bestnetcall that use alternative methods for accessing our service, including the following:

     * Two Way Paging - We are developing applications for two-way paging to launch calls transmitting packets from paging networks to our web server and switching matrix.

     * Wireless Personal Digital Assistant - Designed for micro-web browsers, such as employed by the Palm VII, we are developing applications where users can launch Bestnetcall telephone calls or conference calls at any time using their wireless device.

     *    Internet   Devices  -  Bestnetcall   services  will  be  designed  for
          non-personal computer Internet devices, such as the following:

          - Set-top boxes, such as WebTV
          - Smart phones, such as iPhone
          - Appliances, such as I-Opener

     Any device that can access the Internet can be enabled by BestNet to provide access to Bestnetcall services. No assurance can be given that we will be able to successfully develop or, if developed, commercially exploit any of the above- referenced devices.

NETWORK STRUCTURE

PHASE I - INITIAL DEPLOYMENT

     BestNet's network equipment is currently located in a central office facility located in Toronto, Canada and New York, NY. The system is designed to initially support 20 million minutes of voice traffic per month. The system can be increased as support needs increase. Full network monitoring and diagnostics are employed on a 24 x 7 basis.

     BestNet's  web  server is hosted  by  UUNet.  UUNet has one of the  largest telecommunications infrastructures in North America. Our current network configuration will support 25,000 simultaneous hits and may be easily expanded. UUNet provides support on a 24 x 7 basis and backup power is supplied by on-site battery and off-site generators to ensure system survivability.

     BestNet's switching matrix is located in its central office facility with direct T-1 connectivity to the wholesale public switch telephone network. The initial deployment of 1,000 ports is configured for rapid expansion capability of up to 10,000 ports. We work closely with the Softalk telecom and network engineers and their software development team to monitor and maintain the system in Toronto, Canada and New York, NY.

PHASE II - EXPANDING POINTS OF PRESENCE

     We are planning on expanding our network worldwide. Additional locations of network equipment will be deployed in key strategic locations to facilitate web, voice and data traffic. These additional locations will provide network redundancy and least cost routing for voice traffic.

     Our second location is deployed in New York at 60 Hudson Street, as the East Coast's principal gateway for international telecommunication traffic. Our New York location contains a switching matrix similar to the one deployed in Toronto that can be expanded up to 10,000 ports. The New York switching matrix will be inter-connected to several international public switch telephone network carriers, where BestNet will offer least cost routing for all voice calls originating in North America. The cost of deploying additional points of presence is approximately $80,000.

     Following New York, we intend to expand to Los Angeles at 1 Wilshire Boulevard, as the West Coast's gateway for international telecommunication traffic. The equipment and facility will also be similar to that of our Toronto and New York offices.

     We are currently working deploy another web host server in Asia to provide website access redundancy.

PHASE III - VIRTUAL PRIVATE NETWORK

     As voice traffic increases, we plan on deploying gateway servers to better facilitate growing international traffic between certain locations. This strategy will allow us to install a virtual private network along these high-traffic routes to reduce costs for voice traffic. Employing dedicated data circuits between these gateways, the voice calls will be compressed and transmitted using data packets significantly reducing the cost of routing over normal telephone network channels.

TRANSACTIONS WITH SOFTALK

     Our current and future business activities are substantially dependent on the continuation of our relationship with Softalk. As discussed more fully below and elsewhere in this Report, our ability to offer the Bestnetcall service is subject to a license agreement with Softalk, which may be unilaterally terminated by Softalk upon the occurrence of certain events. We have also contracted with Softalk to perform substantially all of our development and engineering activities with respect to the rollout, enhancement and maintenance of the Bestnetcall service, related product offerings and the deployment of our telecommunication network. Accordingly, we believe any disruption or termination in our relationship with Softalk would have a material adverse effect on our business, prospects, financial condition and results of operations.

     LICENSE AGREEMENT. On October 25, 1999, BestNet and Softalk amended their license agreement to grant BestNet and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants BestNet a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, BestNet issued to Softalk five-year warrants to purchase up to 5,246,753 shares of BestNet common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share.

     Under the terms of the amended license agreement (the "license agreement"), we paid an initial license fee of $200,000 (US). We are also obligated to pay Softalk an amount equal to the sum of (a) 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products and (b) a five percent (5%) markup of the total traffic on the wholesale long distance per minute lines costs on a monthly basis.

     The amended license agreement may be terminated under the following conditions:

     * Either party has the right to terminate the license agreement upon thirty (30) days written notice to the other party, if such other party fails to comply in any material respect with any term or condition of the license agreement and such failure to comply is not corrected within such thirty (30) day notice period.

     * Either party has the right to terminate the license agreement in the event the other party becomes bankrupt or insolvent, suffers a receiver to be appointed, or makes an assignment for the benefit of its creditors.

     *    Softalk has the right to terminate  the license  agreement  upon sixty
          (60) days written notice following a change of control of BestNet. Under the license agreement, a "change of control" is deemed to have occurred:

          -- When, after the date of the license agreement, any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) is or becomes the beneficial owner (as defined in Rule l3d-3 of the Exchange Act), directly or indirectly, of securities of BestNet representing fifty-one percent (51%) or more of the combined voting power of BestNet's then outstanding securities, other than (i) an employee benefit plan established or maintained by BestNet or a subsidiary of BestNet, or (ii) any person who presently owns such quantity of securities as of the date hereof, or

          -- Upon the approval by BestNet's stockholders of (1) a merger or consolidation of BestNet with or into another corporation (other than a merger or consolidation the definitive agreement for which provides that at least a majority of the directors of the surviving or resulting corporation immediately after the transaction are continuing directors, (ii) a sale or disposition of all or substantially all of BestNet's assets, or (iii) a plan of liquidation or dissolution of BestNet.

          -- Individuals who, as of the date of the license agreement, constitute the Board of Directors of BestNet (the "Incumbent Board") cease for any reason to constitute at least 80% of the Board; provided, however, that any person becoming a member of the Board subsequent to the date hereof whose election, or nomination for election by BestNet's stockholders, was approved by a vote of at least 80% of the members then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors of BestNet, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act or any successor provision thereto) shall be, for purposes of this License Agreement, considered as though such person were a member of the Incumbent Board.

Upon termination of the license agreement for any reason whatsoever, BestNet is permitted to continue using Softalk's intellectual property in providing services to all its existing (at the point of termination) clients.

     PURCHASE AGREEMENT. On November 13, 1999, BestNet, through its subsidiary, Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). Under this agreement, Softalk granted BestNet a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents. The shares issued under this agreement are exchangeable on a one-for-one basis for shares of BestNet's common stock at any time by the holder thereof. The issuance of the shares of Interpretel (Canada) was valued at $10,000,000, the value of BestNet's common shares into which the Interpretel (Canada), shares can be converted. On November 10, 2000, Softalk excercised its exchange rights under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for a like number of shares of Class A Non-voting preferred stock of Interpretel (Canada). At November 30, 2000, Softalk held approximately 53% of the issued and outstanding shares of BestNet common stock.

     CROSS CORPORATE CONTROL. Softalk has the right to designate up to two directors to the Board of Directors of BestNet. As of the date of this 10-KSB, Softalk has designated Alexander Christopher Lang to serve on BestNet's four person Board of Directors. BestNet also has been granted the right to appoint one director to the three person Board of Directors of Softalk. BestNet has appointed Gerald I. Quinn, BestNet's Chief Executive Officer, to Softalk's board.

     LOAN FACILITY. On August 6, 1999, BestNet entered into a loan facility with Softalk pursuant to which Softalk may borrow up to $2 million at an interest rate of prime plus 1%. As of November 28, 2000, the outstanding balance of the loan was $1,384,000. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed to BestNet under the loan. On September 8, 2000, the Board of Directors approved amending the loan to extend the term of the loan for an additional year.

                                   COMPETITION

     The communications industry is highly competitive, and one of the primary purposes of the Telecommunications Act of 1996 (the "Telecommunications Act") is to foster further competition. In each of the markets we intend to operate, we will compete principally with the established telephone company serving such market. We currently do not have a significant market share in any of our markets. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses, and currently benefit from existing regulations that favor the established telephone companies. Furthermore, one large group of established telephone companies, the regional Bell operating companies, recently have been granted, under particular conditions, pricing flexibility from federal regulators with regard to some services with which we compete. This may present established telephone companies with an opportunity to subsidize services that compete with portions of our services and offer competitive services at lower prices.

     We expect to experience declining prices and increasing price competition. We cannot assure that we will be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Moreover, substantially all of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over our business, financial condition and results of operations. Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operation and prospects.

                                   REGULATION

     The following summary of regulatory developments and legislation describes the primary present and proposed federal, state, and local regulation and legislation that is related to the Internet service and telecommunications industries and could have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the Internet service and telecommunications industries.

OVERVIEW

     Telecommunications services are generally subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, as a result of the passage of the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install and operate networks.

FEDERAL REGULATION

     Our Internet operations are not currently subject to direct regulation by the FCC or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future Internet service provider regulatory status continues to be uncertain. In an April 1998 report, the FCC concluded that while some Internet service providers should not be treated as telecommunications carriers, some services offered over the Internet, such as phone-to-phone telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be re-examined. Moreover, although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. The imposition of access charges would affect our costs of serving dial-up clients and could have a material adverse effect on our business, financial condition and results of operations. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth or reduce potential revenues, particularly if other governments follow suit, which may increase the cost of doing business over the Internet.

                                    EMPLOYEES

     As of November 28, 2000, we had approximately seven employees. We believe that our future success will depend on our ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements. We believe that we enjoy good relationships with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases its office and administrative space at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711. The lease expires November 30, 2001, and requires the Company to make payments of approximately $8,400 over the term of the lease monthly. From May 13, 1998 to May 15, 2000, the Company sublet approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending or threatened against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 27, 2000, the Company held its annual meeting of shareholders at which 3,090,508 shares, or 91.3% of the 3,385,127 shares outstanding were represented by proxy or in person. The following proposals were approved as follows:


                Proposals                      Votes For   Against   Abstentions
                ---------                      ---------   -------   -----------
1.   Election of Directors:
     Gerald I. Quinn                           3,075,563    14,945           0
     Alexander Christopher Lang
     Kelvin C. Wilbore
     Kevin England

2.   Amendment to the Company's Articles
     of Incorporation to change its name
     to BestNet Communications Corp.           3,068,528     2,497      19,483

3.   Approval of 2000 Incentive Stock Plan     2,846,308   214,917      29,283

4.   Ratification of Ernst & Young, LLP
     as the Company's independent auditors.    3,059,709     3,341      27,458

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was quoted on the Nasdaq SmallCap Market until May 4, 1999, and then on the OTC Bulletin Board from June 28, 1999 to the present. The high and low bid prices of the Company's common stock as reported from September 1, 1998 through August 31, 2000 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows, as adjusted for a one-for-six reverse split effective December 18, 1998.

                                                    High         Low
                                                    ----         ---
          FISCAL YEAR ENDED:
          August 31, 1998
            First Quarter                           3.625         2.25
            Second Quarter                         2.8125       2.4375
            Third Quarter                           4.125        3.375
            Fourth Quarter                         4.3125       1.3125

          FISCAL YEAR ENDED:
          August 31, 1999
            First Quarter                          3.5625          1.5
            Second Quarter                         3.5625          2.0
            Third Quarter                          2.9375        0.125
            Fourth Quarter                          2.625          0.5

          FISCAL YEAR ENDED:
          August 31, 2000
            First Quarter                            4.25      1.46875
            Second Quarter                          10.25        4.125
            Third Quarter                            9.50         5.00
            Fourth Quarter                           7.25         3.81

     The bid and asked prices of the Company's common stock on November 28 2000, were $1.0625 and $1.1875, respectively.

     As of November 13, 2000, the Company had 87 shareholders of record of its common stock. As of November 20 2000, the Company had 1,732 shareholders that beneficially own the stock in the name of various brokers.

     The Company has never declared any cash dividends on common stock and currently plans to retain future earnings, if any, for its business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

     REVENUES. Revenues increased to $28,670 in fiscal 2000 from $13,580 in 1999. Current year revenues were derived from beta testing and customer usage of the Bestnetcall services. Prior year revenues were from the sale of various calling card services, such as long distance and voice and fax mail services.

     COST OF SALES. Costs of sales increased to $51,722 in fiscal 2000 from $9,468 in fiscal 1999. These costs consisted of long distance fees from carriers for the Bestnetcall service. Cost of sales for the previous period were costs associated with the sale of various calling card services, such as long distance and voice and fax mail services.

     GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses increased to $1,188,032 in fiscal 2000 from $691,479 in fiscal 1999. Marketing and advertising fees increased to $258,355 in fiscal 2000 from $10,410 in the prior year due to costs associated with creation of web pages and marketing efforts of the Bestnetcall service. Insurance expense increased for Directors and Officer's liability coverage by $38,125 in fiscal 2000 from zero in fiscal 1999 due to adding such insurance. Travel expenses increased by $45,725 to $67,287 in fiscal 2000 from $21,562 in the prior fiscal year due to travel associated with the negotiation of the Company's agreements with Softalk. Payroll expense increased by $73,239 to $313,551 in fiscal 2000, from $240,312 in the prior fiscal year due to the hiring of additional staff. Consulting fees increased to $48,558 in fiscal 2000 from $7,198 in fiscal 1999 due to the hiring of consultants for the Bestnetcall product. Accounting fees increased to $81,964 in fiscal 2000 from $21,030 in fiscal 1999 due to the Company engaging a "Big 5" accounting firm.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1,545,636 for fiscal year 2000 from $146,977 for fiscal year 1999. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income increased to $76,129 in fiscal 2000 from $70,519 in fiscal 1999 due to an increase in the average balance in the Company's money market fund during fiscal 2000 as compared to fiscal 1999.

     INTEREST EXPENSE. Interest expense increased to $60,512 for fiscal 2000 from $8,995 in fiscal 1999. The increase in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999. The principal and accrued interest on this note were repaid on May 4, 2000.

     MERGER EXPENSES. The Company had zero costs related to merger expenses for the current year as compared to $118,450 for fiscal 1999. The costs in 1999 were the result of the proposed but terminated merger with DCI Telecommunications, Inc.

     RENTAL   INCOME.   From  May  1998  until  May  2000,  the  Company  sublet
approximately 2,000 square feet of its office space to another company. This sublease was on a month-to-month basis and earned the Company $3,000 per month.

     PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the holder of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") equal to 3% (or $18,000) of the purchase price of the Preferred Stock ($600,000) for each month in the quarter. The issuance cost increased to $221,226 in fiscal 2000 from $144,000 in fiscal year 1999. On May 9, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on November 15, 2000.

     SETTLEMENT COSTS. On January 21, 1999, the Company paid Steven A. Ezell in an out-of-court settlement $15,000 in settlement of all pending legal claims. These costs represented a one-time expense, and therefore, there are no similar expenses for the year ended August 31, 2000.

     PREFERRED DECLARED AND DEEMED DIVIDENDS. Preferred dividends increased to $2,602,046 for fiscal 2000, from $36,500 for fiscal 1999. An increase of $101,095 was due to dividends payable on the 1,000 outstanding shares of Series B Preferred Stock. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were $21,234 for fiscal 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, and are payable quarterly. The Company has elected to pay the dividends by issuing shares of common stock equal to the aggregate amount of dividends owed for such period. All remaining shares of Series A Preferred Stock were converted into common stock on May 9, 2000. All shares of common stock issuable in payment of dividends accrued under the terms of the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. Assuming the conversion of the Series B Preferred Stock on May 1, 2000, such shares would have been convertible into an aggregate of 1,000,000 shares of common stock, and result in a beneficial conversion deemed dividend of approximately $2.5 million in May of 2000.

     INCOME TAXES. At August 31, 2000, the Company had federal net operating loss carryforwards totaling approximately $13,300,000 and state net operating loss carryforwards of approximately $8,200,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2011 for federal purposes and 2000 for state purposes. Additionally, the Company has capital loss carryforwards of approximately $216,000 which will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2000, the Company had working capital of $2,394,852, compared to working capital of $618,440 at August 31, 1999.

     We expect to incur operating losses for the foreseeable future until the completion of our global network build-out. We believe we have sufficient funds to meet our operating expenses for the next fiscal year.

     As of November 28, 2000, the Company had, on a fully diluted basis, 17,765,566 shares outstanding in stock, options and warrants and is authorized to issue 50,000,000 common shares. The Company has 1,000 Series B preferred shares outstanding and is authorized to issue 10,000,000 preferred shares. The Company believes it can finance its global build-out and growth by issuing additional shares, either through private placements, a secondary public offering or a combination of both. However, no assurance can be given that any such financing options will be available, or if available, will be on terms acceptable to the company.

INFLATION

     Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had or will have a material impact on its limited operations.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

IF OUR BESTNETCALL SERVICE IS NOT ACCEPTED BY TARGETED CUSTOMERS, OUR FUTURE OPERATING RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     BestNet has operated at a loss for the last seven years. The Bestnetcall service is a new product for BestNet and therefore has no operating history upon which an evaluation of BestNet and its prospects can be based. Further, BestNet has no meaningful prior operating history in the telecommunications industry.

Our Bestnetcall service may never achieve commercial acceptance by Internet users. The failure to achieve market acceptance would have a material adverse effect on BestNet's business, financial condition and results of operations. BestNet's risks include the following:

     *    evolving and unpredictable business models

     *    management and funding of growth

     *    BestNet's ability to anticipate and adapt to development markets

     *    acceptance by Internet users

     *    establishment of business to business user of BestNet's services

     * the ability of BestNet to establish relationships with additional strategic partners

     *    the maintenance of BestNet's relationship with Softalk

To address these risks BestNet must, among other things:

     * attract and retain an audience of frequent users of its services in its target markets

     *    maintain its business customer base

     * attract a significant number of new Internet telephony business customers in target markets

     * expand its sales of voice, fax and value-added telecom services through Bestnetcall

     *    respond to competitive developments

     * continue to form and maintain relationships with telecom carrier partners

     *    continue to attract and retain and motivate qualified personnel

     *    provide superior customer service

     * continue to develop and upgrade its technologies and commercialize its services incorporating such technologies.

A FAILURE BY PARTIES THAT MAINTAIN PHONE AND DATA LINES TO SERVICE SUCH LINES OR AN INCREASE IN THE PRICE FOR MAINTAINING PHONE AND DATA LINES MAY DISRUPT BESTNET'S BUSINESS.

     BestNet's business strategy depends on the availability of the Internet to transmit data packets for voice and fax calls. BestNet also relies on third parties who provide traditional phone lines. Some of these third parties are national telephone carriers. If any of these carriers increase their charges for using these lines at any time, which has become increasingly likely in light of the deregulation in the telecommunications industry, BestNet's profitability will be materially adversely affected. They may also fail to properly maintain their lines and disrupt BestNet's ability to provide service to its customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of BestNet's ability to complete calls over the Internet would have a material adverse affect on BestNet's business, financial condition and results of operations. The Company may be unable to continue purchasing such services from these third parties on acceptable terms, if at all. If BestNet is unable to purchase the necessary services to maintain and expand its network as currently configured, BestNet's business, financial condition and results of operations would be materially adversely affected.

BESTNET  DEPENDS  ON  ITS  STRATEGIC   RELATIONSHIP  WITH  SOFTALK,   WHICH,  IF
TERMINATED, WOULD HAVE A MATERIAL ADVERSE EFFECT ON BESTNET'S BUSINESS.

     BestNet depends in large part on its joint product development efforts and contractual relationships with Softalk. See "Item 1 -- Transactions with Softalk". Softalk may choose not to renew existing arrangements on commercially acceptable terms, if at all. BestNet's loss of this key strategic relationship, or the failure to develop new relationships in the future, would have a material adverse effect on its business, prospects, financial condition and results of operations.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES WHICH, IF INCREASED OR CHANGED, COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     While the Federal Communications Commission has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress continues to review the conclusions of the FCC, and the FCC could impose greater or lesser regulation on BestNet's industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those which provide Internet telephone services to end-users located within the United States. The imposition of such surcharges or the regulation of Internet telephony providers could increase the cost of doing business over the Internet and materially adversely affect on BestNet's business, financial condition and results of operations.

     Aspects of BestNet's operations may be, or become, subject to state or federal regulations governing universal service funding, disclosure of confidential communications, copyright and excise taxes. There can be no assurance that government agencies will not increasingly regulate Internet related services. Increased regulation of the Internet may slow its growth. Such regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect BestNet's business, financial condition and results of operations.

THE  TELECOMMUNICATIONS   INDUSTRY  IS  SUBJECT  TO  INTERNATIONAL  GOVERNMENTAL
REGULATION AND LEGAL UNCERTAINTIES WHICH COULD MATERIALLY ADVERSELY AFFECT BESTNET'S BUSINESS.

     BestNet intends on marketing its service to international long distance callers. Because it will be conducting business internationally, BestNet is subject to certain direct or indirect risks. These risks would include unexpected changes in regulatory requirements for the Internet and/or Internet telephony; foreign currency fluctuations, which could increase or decrease operating expenses and increase or decrease revenue; foreign taxation; and the burdens of complying with a variety of foreign laws, trade standards, tariffs and trade barriers.

BESTNET HAS A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE OPERATING INCOME FROM THE SALE OF ITS BESTNETCALL SERVICE.

     At August 31, 2000, BestNet had an accumulated deficit of $13,005,722. Prior years' financial information has no particular bearing on future years' results because the focus of the Company's business has changed from calling card services to Internet telephony.

     BestNet believes that its future profitability and success will depend in large part on its ability to generate sufficient revenue from the sale of its Bestnetcall service and websites to businesses. Revenues are also anticipated from the sub-licensing of its internet telephony technology and business systems to partners setting up Internet telephony services in partner-led foreign markets. The profitability and success of BestNet will depend on:

     * its ability to maintain existing relationships and enter into new relationships with Post Telephone & Telegraph administrations and other carriers for which it sells Internet telephony services

     * its ability to obtain or retain the right to sell Internet telephony services and related value-added telecom services online

     * its ability to effectively maintain relationships if any, with its multinational partners

     * its ability to successfully enter into new strategic relationships for distribution and increased usage of the Bestnetcall and Internet telephony services

     *    its ability to generate sufficient online traffic and sales volume

     Accordingly, BestNet expects to expend significant financial and management resources on the roll-out of the Internet telephony service, and on-site and content development on its Bestnetcall websites, integration of the Internet telephony and Bestnetcall services, strategic relationships, technology and operating infrastructure. As a result, BestNet expects to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. If such losses continue to occur, BestNet's revenues may not increase or even continue at their current levels. Further, BestNet may not achieve or maintain profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of BestNet's business, the limited operating history of both Internet telephony and Bestnetcall and the risks associated with integrating these businesses, BestNet believes that period-to-period comparisons of operating results are not meaningful and should not be relied upon as an indication of future performance.

CONFLICTS OF INTEREST MAY ARISE WHICH MATERIALLY ADVERSELY AFFECT BESTNET, ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Conflicts of interest may arise between BestNet and its affiliates, including Softalk, in areas relating to past, ongoing and future relationships, including:

     * the Bestnetcall license agreement, corporate opportunities, indemnity arrangements, tax and intellectual property matters

     *    potential acquisitions or financing transactions

     *    sales or other dispositions by BestNet principals.

     These conflicts also may include disagreements regarding the Bestnetcall license agreement, including with respect to possible amendments to, or modifications or waivers of provisions of such agreement. Such amendments, modifications or waivers may adversely affect BestNet's business, financial condition and results of operations. Ownership interests of directors or officers in BestNet common stock, or serving as both a director/officer of BestNet and a director/officer/employee of Softalk, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for BestNet and Softalk. One of the members of BestNet's Board of Directors is also a director, officer and President of Softalk.

OUR INABILITY TO BE COMPETITIVE INTERNATIONALLY OR TO SATISFY REGULATORY REQUIREMENTS WHEN WE EXPAND GLOBALLY COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A significant aspect of our growth strategy is to expand our business internationally, through the Internet. Such expansion will place additional burdens upon our management, personnel and financial resources and may cause us to incur losses. We will also face different and additional competition in these international markets with which we have no prior experience. These risks could impair our ability to expand internationally as well as have a material adverse effect upon our overall business operations, growth and financial condition.

ON-LINE SECURITY BREACHES OR FAILURES MAY MATERIALLY ADVERSELY AFFECT BESTNET.

     In order to successfully provide services over the Internet, it is necessary that we be able to ensure the secure transmission of confidential customer information over public telecommunications networks. We employ certain technology in order to protect such information, including customer credit card information. However, we may be unable to ensure that such information will not be intercepted illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that communicating over the Internet is not secure, even if unfounded, means that fewer consumers are likely to make communicate through that medium. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.

OUR OUTSTANDING SHARES MAY BE DILUTED RESULTING IN LESS PERCENTAGE OF SHARES HELD BY EACH SHAREHOLDER AND A LOWER MARKET PRICE PER SHARE OF OUR COMMON STOCK.

     The market price of our common stock may decrease as more shares of common stock become available for trading due to the conversion of the Series B convertible preferred stock into and the exercise of the warrants to purchase common stock. The participation of the shareholders in BestNet also may be reduced through the issuance of new common stock.

THE FORWARD-LOOKING STATEMENTS IN THIS PROSPECTUS MAY NOT COME TRUE AND ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THE ANTICIPATED RESULTS.

     This prospectus contains forward-looking statements that involve risks and uncertainties. These statements may include BestNet's plans:

     *    to grow its Internet-based communications businesses

     *    to expand the range of services it offers

     * to increase the number of customers and revenues using its services and the minutes of use and price per minute of use of the traffic booked through BestNet's websites and network

     * to otherwise expand its business activities in new cities and foreign countries

     * to retain key personnel or otherwise to implement its strategy as well as its beliefs regarding consumer acceptance of the Internet as a means of commerce and the use of the Internet as a source of advertising.

     These forward looking statements reflect the belief or current expectation of BestNet's management and are necessarily based on management's current understanding of the markets and industries in which BestNet operates. That understanding could change or could prove to be inconsistent with actual developments. BestNet's actual results could differ materially from the results discussed in this Form 10-KSB, including those anticipated in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include those discussed above, as well as those discussed elsewhere in this report.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                          Audited Financial Statements
                           Year ended August 31, 2000

                                    Contents

Report of Semple & Cooper, LLP, Independent Auditors                         F-1

Report of Ernst & Young, LLP, Independent Auditors                           F-2

Audited Financial Statements

     Consolidated Balance Sheet                                              F-3

     Consolidated Statements of Operations                                   F-4

     Consolidated Statements of Changes in Stockholders' Equity              F-5

     Consolidated Statements of Cash Flows                                   F-6

     Notes to Consolidated Financial Statements                              F-8

                         REPORT OF INDEPENDENT AUDITORS


To The Stockholders and Board of Directors of
BestNet Communications Corp.

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp. as of August 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BestNet Communications Corp. for the year ended August 31, 1999 were audited by other auditors whose report dated October 18, 1999, expressed an unqualified opinion on those statements.

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

     In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of BestNet Communications Corp. as of August 31, 2000, and the consolidated results of its operations, changes in stockholders' equity, and its and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Semple & Cooper, LLP
October 16, 2000

                REPORT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS


Board of Directors
Wavetech International, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Wavetech International, Inc. for the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wavetech International, Inc. for the year ended August 31, 1998 were audited by other auditors whose report dated November 6, 1998, expressed an unqualified opinion on those statements.

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

     In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated results of Wavetech International, Inc.'s operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Tucson, Arizona
October 18, 1999, except for Note 11,
as to which the date is November 13, 1999

                          BestNet Communications Corp.
                           Consolidated Balance Sheet
                                 August 31, 2000


                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,581,492
  Prepaid expenses and other assets                                      23,902
                                                                   ------------
     Total current assets                                             2,605,394

  Property and equipment, net accumulated
    depreciation $ 1,032,886                                          1,208,025
  License fee, net of amortization of $1,166,046                      8,508,722
  Note receivable from affiliate                                      1,384,000
  Note receivable from related party                                     32,000
  Deposits and other assets                                             124,726
                                                                   ------------
     Total assets                                                  $ 13,862,867
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $    208,949
  Capital lease obligations, current portion                              1,593
                                                                   ------------
     Total current liabilities                                          210,542

Stockholders' equity:
  Series B preferred stock, 6% cumulative, par value
    $.001 per share; 10,000,000 shares authorized,
    1,000 shares issued and outstanding (liquidation
    value $5,000,000)                                                         5
  Common stock, par value $.001 per share; 50,000,000
    shares authorized, 3,403,713 shares issued and
    outstanding                                                           3,404
  Additional paid-in capital                                         26,654,638
  Accumulated deficit                                               (13,005,722)
                                                                   ------------

     Total stockholders' equity                                      13,652,325
                                                                   ------------

     Total liabilities and stockholders' equity                    $ 13,862,867
                                                                   ============

                 See notes to consolidated financial statements.

                          BestNet Communications Corp.
                      Consolidated Statements of Operations
                  For the years ended August 31, 2000 and 1999

                                                                  2000              1999
                                                              -----------        -----------
Revenues                                                      $    28,670        $    13,580

Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                           51,722              9,468
  General and administrative                                    1,188,032            691,479
  Depreciation and amortization expense                         1,545,636            146,977
                                                              -----------        -----------
     Total expenses                                             2,785,390            847,924
                                                              -----------        -----------
     Net loss from operations                                  (2,756,720)          (834,344)

Other income (expense):
  Interest income                                                  76,129             70,519
  Rental income                                                    22,500             36,000
  Miscellaneous income                                              4,014                 --
  Interest expense                                                (60,512)            (8,995)
  Costs incurred in connection with unconsummated merger               --           (118,450)
  Write-off of intangible and other assets                             --            (36,125)
  Preferred stock conversion penalty                             (221,226)          (144,000)
  Other expenses                                                       --            (15,000)
                                                              -----------        -----------
     Total other income (expense)                                (179,095)          (216,051)
     Net loss before preferred dividends                       (2,935,815)        (1,050,395)

Cumulative preferred dividends declared and
  preferred stock conversion benefit                            2,602,046             36,500
                                                              -----------        -----------
     Net loss available to common shareholders                $(5,537,861)       $(1,086,895)
                                                              ===========        ===========

     Net loss per common share, basic and diluted             $     (1.72)       $     (0.37)

Weighted average number of shares
  outstanding, basic and diluted                                3,221,225          2,904,693

                 See notes to consolidated financial statements.

                          BestNet Communications Corp.
           Consolidated Statements of Changes in Stockholders' Equity
                  For the years ended August 31, 2000 and 1999

                                       PREFERRED STOCK               COMMON STOCK
                               -------------------------------   --------------------
                                  SERIES A        SERIES B                               ADDITIONAL
                               --------------  ---------------                            PAID-IN     ACCUMULATED
                               SHARES  AMOUNT  SHARES   AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                               ------  ------  ------   ------     ------      ------     -------       -------        -----
Balances, September 1, 1998      600   $   1       --   $  --    16,994,887   $ 16,995  $ 8,516,922  $ (6,380,966)   2,152,952
Net loss                          --      --       --      --            --         --           --    (1,050,395)  (1,050,395)
Conversion of debt into
 common stock                     --      --       --      --       156,250        156       49,844            --       50,000
Reverse 1-for-6 stock split       --      --       --      --   (14,292,473)   (14,292)      14,292            --           --
Preferred stock dividends         --      --       --      --        27,798         28       24,272       (36,500)     (12,200)
Preferred stock conversion
 penalty                          --      --       --      --       128,993        129      143,871            --      144,000
Stock options exercised           --      --       --      --         5,833          5        8,745            --        8,750
                               -----   -----   ------   -----   -----------   --------  -----------  ------------  -----------
Balances, August 31, 1999        600       1       --      --     3,021,288      3,021    8,757,946    (7,467,861)   1,293,107

Net loss                                                                                               (2,935,815)  (2,935,815)
Conversion of Series A
 preferred stock                (600)     (1)      --      --       150,993        151         (150)           --           --
Issuance of Series B
 preferred stock                  --      --    1,000       5            --         --    4,446,147            --    4,446,152
Preferred stock dividends         --      --       --      --        27,897         28      122,301      (122,329)          --
Preferred stock conversion
 penalty                          --      --       --      --        19,869         20       99,464            --       99,484
Preferred stock conversion
 benefit                          --      --       --      --            --         --    2,479,717    (2,479,717)          --
Common stock issued for
 services                         --      --       --      --         4,000          4        7,496            --        7,500
Warrants issued                   --      --       --      --            --         --      154,000            --      154,000
Softalk purchase agreement        --      --       --      --            --         --   10,000,000            --   10,000,000
Stock options excercised          --      --       --      --       179,666        180      587,717            --      587,897
                               -----   -----   ------   -----   -----------   --------  -----------  ------------  -----------
Balance, August 31, 2000          --   $  --    1,000   $   5     3,403,713   $  3,404  $26,654,638  $(13,005,722) $13,652,325
                               =====   =====   ======   =====   ===========   ========  ===========  ============  ===========

                 See notes to consolidated financial statements.

                          BestNet Communications Corp.
                      Consolidated Statements of Cash Flows
                  For the years ended August 31, 2000 and 1999


                                                                             2000             1999
                                                                         -----------      -----------
Operating activities:
  Net loss                                                               $(2,935,815)     $(1,050,395)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                          1,545,636          146,977
    Common stock issued for services                                           7,500               --
    Bad debt provision                                                            --           18,276
    Write-off of intangible and other assets                                      --           36,125
    Preferred stock conversion penalty                                        99,484          144,000
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses and other current assets         (15,372)          (1,983)
    (Increase) decrease in deposits and other assets                        (102,515)           7,872
    (Decrease) increase in accounts payable and accrued expenses             (34,080)         (12,216)
                                                                         -----------      -----------
         Net cash used in operating activities                            (1,435,162)        (711,344)

Investing activities:
  Purchase of property and equipment                                        (554,348)        (252,445)
  Issuance of notes receivable from affiliate                             (1,284,000)        (100,000)
  Issuance of notes receivable from related party                            (32,000)              --
  Purchase of licensing agreements                                                --         (200,000)
                                                                         -----------      -----------
         Net cash used in investing activities                            (1,870,348)        (552,445)

Financing activities:
  Payments on notes payable                                                  (13,000)              --
  Payments on capital lease obligations                                      (23,667)         (45,714)
  Proceeds from common stock issued                                          587,897            8,750
  Proceeds from preferred stock issued                                     4,446,152               --
  Dividends paid in cash on preferred stock                                       --          (12,200)
                                                                         -----------      -----------
         Net cash provided by (used in) financing activities               4,997,381          (49,164)

Net increase(decrease) in cash and cash equivalents                        1,691,872       (1,312,953)
Cash and cash equivalents, beginning of year                                 889,620        2,202,573
                                                                         -----------      -----------

Cash and cash equivalents, end of year                                   $ 2,581,492      $   889,620
                                                                         ===========      ===========

                 See notes to consolidated financial statements.

                          BestNet Communications Corp.
                Consolidated Statements of Cash Flows (Continued)
                  For the years ended August 31, 2000 and 1999


                                                            2000         1999
                                                           -------      -------
Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                              $65,142      $13,035
     Taxes                                                 $    50      $    50

                          BestNet Communications Corp.
                   Notes to Consolidated Financial Statements


1. ORGANIZATION

     BestNet Communications Corp. (the Company), formerly Wavetech International, Inc., is currently conducting minimal operations while actively pursuing to implement its business strategy of providing Internet telephony services. The Company has recorded net operating losses in each of the previous seven years and does not anticipate realization of full operations until its strategy is fully implemented.

     Effective September 27, 2000, the Company's shareholders approved changing its name to BestNet Communications Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel), Interpretel Canada Inc., Telplex International Communications, Inc. and BestNet Travel, Inc. All significant intercompany accounts and transactions have been eliminated.

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

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided for on the straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

          Furniture and fixtures                       7 years
          Computer equipment                           5 years
          Software                                     3 years

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


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

INCOME TAXES

     Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company maintained the majority of its cash balances in bank accounts at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of August 31,2000, the Company had approximately $2,500,000 of uninsured cash.

     The carrying amounts for cash and cash equivalents, notes receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes. The Company has a note receivable with a related party bearing an interest rate equal to prime plus 1% which management believes approximates the current rate.

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

ADVERTISING COSTS

     Advertising costs are charged to operations when incurred. During 2000 and 1999, total advertising cost equaled $110,855 and $10,410, respectively.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


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

NET LOSS PER COMMON SHARE

     Diluted loss per share is equal to basic loss per share for all periods presented as the effect of all applicable securities (preferred stock, stock options and warrants; see Note 5) is anti-dilutive (decrease the loss per share amount). References to share and per share amounts have been restated to reflect a one-for-six stock split effective December 18, 1998 unless otherwise noted.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2000:

     Furniture and fixtures                                    $   120,177
     Computer equipment                                            719,634
     Software                                                      303,334
     Equipment                                                   1,097,766
                                                               -----------
     Total property and equipment, at cost                       2,240,911
     Less: accumulated depreciation and amortization            (1,032,886)
                                                               -----------
                                                               $ 1,208,025
                                                               ===========

     For the years ended August 31, 2000 and 1999, depreciation expense related to property and equipment equaled $388,938 and $113,606, respectively. Amortization expense related to assets held under capital leases was $176 and $23,847 in 2000 and 1999 respectively.

4. COMMITMENTS

LEASES:

     The Company has entered into capital lease arrangements for equipment and operating lease arrangements for office space and a corporate apartment.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     Future lease commitments at August 31, 2000 are as follows:

                                                     Capital      Operating
                                                      Leases        Leases
                                                     --------      --------
     2000                                            $  1,629      $146,859
     2001                                                  --        29,494
                                                     --------      --------
                                                        1,629      $176,353
     Less amounts representing interest                    36      ========
                                                     --------
     Present value of net minimum lease payments        1,593
     Less current portion                              (1,593)
                                                     --------
                                                     $     --
                                                     ========

     Total rent expense under operating leases in 2000 and 1999 was $148,125 and $128,270, respectively.

5. STOCKHOLDERS' EQUITY

PREFERRED STOCK:

     SERIES A PREFERRED STOCK: The Company issued 600 shares of Series A Convertible Preferred Stock in 1998 at $1,000 per share. The 6% Preferred stockholders are entitled to receive annual cumulative dividends of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, in preference and priority to any payment to any other class or series of stock of the Company. In 1999 and 2000, a portion of these dividends were settled by the issuance of common stock. Series A Preferred stockholders do not have any voting rights.

     The Series A Preferred Stock is convertible at the option of the Company at any time on at least ten days advance notice once the shares issuable upon conversion are registered for resale by an effective registration statement. The conversion price is the lesser of five dollars and twenty-five cents ($5.25) or eighty-three percent (83%) of the average closing bid prices of the common stock as reported by NASDAQ during the five (5) consecutive trading days preceding the conversion date (but not including such date).

     The Holder of Series A Preferred Stock may elect to convert such shares into common stock at the conversion price described above upon written notice to the Company. Should the Company fail to file an effective registration statement covering such common shares to allow for conversion as noted above, the Company is required to pay monthly liquidated damages to the Preferred Stockholder. In 2000 and 1999, the Company expensed $221,226 and $144,000 and issued 19,869 and 128,933 shares of common stock for liquidating damages, respectively.

     On May 9, 2000, all outstanding Series A Preferred Stock were converted to shares of common stock of the Company.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     SERIES B PREFERRED STOCK: On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants (the "Warrant") with an accredited investor. The financing consisted of 1,000 shares of Series B Preferred Stock and a Warrant to purchase 160,000 shares of common stock. The Series B Preferred Stock carries a dividend of 6%. The Preferred Stock is convertible by the holder at anytime following the issuance date based on a conversion price equal to the lesser of eight dollars and seven cents ($8.07) or 80% of the average closing bid prices of the Company's common stock as reported by Bloomberg LP for the three lowest trading days of the 10 consecutive trading days immediately preceding the conversion date. However, all outstanding shares of Preferred Stock shall be automatically converted into common stock in May 2002 at the conversion price set forward in the subscriptions agreement. A beneficial conversion feature of approximately $2,500,000 resulted in a charge to retained earnings in 2000.

     The Series B Preferred stockholders are entitled to receive annual cumulative dividends of $300 per share per annum, accrued daily and payable in preference and priority to any payment to any other class or series of stock of the Corporation, excluding the Series A Preferred Stock. In fiscal 2000, a portion of these dividends were settled by the issuance of common shares. Series B Preferred stockholders do not have any voting rights.

     The Series B Preferred Stock is redeemable at the option of the Company prior to the conversion date and after the date on which a registration statement under the Securities Act of 1933, as amended, has been declared effective; provided the Company has given at least 5 days written notice. Based on the conversion formats in the purchase agreements in the private placement, if all the Preferred Stock and Warrants were converted on the day before the registration statement was filed, the Company would be required to issue an aggregate of 1,790,673 shares of common stock. The Company is required to prepare and file within 45 days after the issuance date of the registration statement to be effective within 120 days from the issuance date. The Registration Statement was declared effective by the Securities and Exchange Commission on August 31, 2000.

     The Company incurred issuance costs associated with the completion of the Series B Preferred Stock private placement for commission, escrow fees and legal fees totaling $500,000, $30,000, and $23,848, respectively.

     The Warrants held by the Series B Preferred stockholders has a term of three years and is exercisable at a price of $0.01 for all 160,000 shares of common stock of the Company. The Holder may designate a cashless exercise of the Warrant and surrender a portion of the Warrant having an aggregate current market value equal to the aggregate exercise price at the exercise date.

The Company also issued a warrant to purchase 43,371 shares of common stock to the placement agent in the private placement (the "Agent Warrant"). The Agent Warrant has a term of three years and a per share exercise price of $8.07.

     COMMON STOCK: On October 12, 1998, a note payable for $50,000, plus accrued interest, to an unrelated entity was converted into 156,250 (pre-split) share of common stock. The conversion price was based on the average of the high and low price on the date of the letter agreement for repayment for this note payable.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     During  2000,   the  Company   issued  4,000  shares  of  common  stock  in
satisfaction of services valued at $7,500. The value of the service was charged to expense during the period incurred.

     The following summarizes warrant activity in 2000 and 1999:

                                               Number       Exercise Price
                                             ----------     ---------------
     Outstanding, September 1, 1998             382,500     $ 2.64 - $10.50
     Expired                                    (34,167)    $ 2.64 - $10.50
                                             ----------     ---------------
     Outstanding, September 1, 1999             348,333     $ 2.76 - $ 9.00
     Expired                                   (344,999)    $ 2.76 - $ 9.00
     Issued                                   5,540,124     $  .01 - $10.00
                                             ----------     ---------------
     Outstanding, August 31, 2000             5,543,458     $  .01 - $10.00
                                             ==========     ===============

     STOCK INCENTIVE PLAN: The Company is authorized to issue up to 766,667 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant; options have terms of up to ten years.

     Effective May 9, 2000, Company's Board of Directors approved the 2000 Incentive Stock Plan subject to shareholder approval. The plan authorized the Company to issue up to 5,000,000 shares of common stock. Awards of shares under the plan may be issued as incentive stock option, non-statutory stock options or restricted stock. Options under the plan may not be granted at less than the fair market of the common stock on the date of grant. The Company's shareholders approved the 2000 Incentive plan on September 27, 2000, effective date as of May 9, 2000.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.60%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 2.682, and a weighted-average expected life of the options of 2 years.

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

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)

     Pro forma net loss and loss per share are as follows:

                                                                       2000               1999
                                                                    -----------        -----------
     Net loss available to common stockholders, as reported         $(5,537,861)       $(1,086,895)
     Pro forma compensation expense for stock options                (1,065,708)          (249,557)
                                                                    -----------        -----------
     Pro forma net loss available to common stockholders             (6,603,569)        (1,336,452)
                                                                    -----------        -----------
     Pro forma loss per share available to common stockholders      $     (2.05)       $      (.46)
                                                                    ===========        ===========

     A summary of the Company's stock option activity (including Non-Statutory options) is as follows:

                                     Number of                       Weighted
                                      Options      Option Price   Exercise Price
                                      Granted        Per Share      Per Share
                                    -----------    -------------     -------
     Outstanding, September 1, 1998     286,667    $ 2.25 - 6.00     $  4.17
       Granted                        1,896,667      1.00 - 3.00        1.06
       Exercised                         (5,833)            1.50        1.50
       Canceled                        (133,333)     1.00 - 3.96        2.14
                                    -----------    -------------     -------
     Outstanding, August 31, 1999     2,044,168    $ 1.00 - 6.00        1.43
       Granted                          313,664      2.94 - 8.00        5.14
       Exercised                       (179,665)     1.00 - 6.00        2.45
       Canceled                        (237,833)     1.00 - 4.56        2.39
                                    -----------    -------------     -------
     Outstanding, August 31, 2000     1,940,334    $ 1.00 - 8.00     $  1.38
                                    ===========    =============     =======

     The remaining contractual life of options outstanding at August 31, 2000 was 8.6 years. Options for the purchase of 1,801,667 and 266,667 shares were immediately exercisable at August 31, 2000 and 1999 with a weighted-average price of $1.38 and $3.33 per share.

     The weighted average fair values of stock options granted during 2000 and 1999 for which the exercise price was equal to the fair market value of the stock were $4.59 and $.96 per share, respectively.

6. INCOME TAXES

     At August 31, 2000, the Company has federal net operating loss carryforwards totaling approximately $13,300,000 and state net operating loss carryforwards of approximately $8,200,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2011 for federal purposes and 2000 for state purposes. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Additionally, the Company has capital loss carryforwards of approximately $216,000 which will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     The income tax benefit for the years ended August 31 is comprised of the following amounts:

                                               2000            1999
                                            -----------     -----------
     Current                                $        --     $        --

     Deferred:
       Federal                               (1,285,000)       (359,000)
       State                                   (140,000)        (55,000)
                                            -----------     -----------
                                             (1,425,000)       (414,000)
     Valuation allowance                      1,425,000         414,000
                                            -----------     -----------
                                            $        --     $        --
                                            ===========     ===========

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                               2000            1999
                                            -----------     -----------
     Statutory tax rate                            34.0%           34.0%
     State income taxes                             5.3%            5.3%
     Change in valuation allowance                (39.3)%         (39.3)%
                                            -----------     -----------
     Effective tax rate                             0.0%            0.0%
                                            ===========     ===========

     The components of the net deferred tax asset are as follows:

                                               2000            1999
                                            -----------     -----------
     Deferred tax asset:
     Amortization of Intangibles            $   267,000     $    33,000
     Net Capital Loss                            85,000          85,000
     Other                                        2,000              --
     Net operating loss carryforward          4,945,000       3,756,000
                                            -----------     -----------
                                              5,299,000       3,874,000
     Valuation allowance                     (5,299,000)     (3,874,000)
                                            -----------     -----------
                                            $        --     $        --
                                            ===========     ===========

     Income taxes of $50 were paid in both 2000 and 1999, respectively.

     Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $5,299,000 valuation allowance at August 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,425,000.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


7. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CONCENTRATIONS:

TRANSACTIONS WITH SOFTALK:

     During 1999 and 2000, the Company entered various license and purchase agreements with Softalk, Inc., a private Ontario, Canada corporation ("Softalk"). Softalk is a developer of various internet telephony software and technology. Softalk provides approximately 100% of the service and software used by Company in its internet telephony operations. A termination of the Softalk agreements would cause a delay in the Company's operations, which would ultimately affect operating results.

     ORIGINAL AND RESTATED LICENSE AGREEMENT. On April 23, 1999, the Company and Softalk entered into a license agreement granting the Company and its subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts. On July 31, 1999, the original license agreement was restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, the Company agreed to pay Softalk and amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

     AMENDMENT NO. 1 TO RESTATED LICENSE AGREEMENT: On October 25, 1999, the Company and Softalk amended their restated license agreement to grant the Company and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants the Company a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, the Company issued to Softalk five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued were capitalized to the license agreement equaling $154,000.

     For the years ended August 31, 2000 and 1999, amortization expense to the license agreement was $46,901 and $9,524, respectively.

     Under the license agreement, Softalk has the right to designate up to two directors to the Board of Directors of the Company. At August 31, 2000, Softalk has designated two individuals to serve on the Company's five person Board of Directors. Ms. Atan resigned as a Director of the Company effective September 27, 2000. Softalk also has been granted the Company the right to appoint one director to the three person Board of Directors of Softalk. BestNet has appointed Gerald I. Quinn, BestNet's Chief Executive Officer, to Softalk's board.

     PURCHASE AGREEMENT. On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). Under this agreement, Softalk granted the Company a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     At August 31, 2000, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts equal to $9,320,768 and $679,232, respectively. Amortization expense relating to the license agreement equaled $1,109,621 at August 31, 2000.

     On May 1, 2000, as part of the private placement of Series B Convertible Preferred Stock, Softalk agreed not to sell, offer, transfer or exchange the Interpretel (Canada) shares until May 1, 2001, unless Softalk is given consent to do so by the investor involved in the private placement. Such consent was obtained in connection with Softalk's exchange of Interpretel shares for BestNet common stock.

     PRODUCT DEVELOPMENT AGREEMENT. Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to customize the software it develops for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. The term of the agreement is for a period of one year. Total consideration given for the agreement is $500,000, which was paid in advance in the form of a retainer. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, the Company has agreed to compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement will be compensated at the rate of $100 per person per hour. At August 31, 2000, the Company has paid Softalk $100,000 under the agreement. The Company estimates project costs to approximately equal $1,260,000 upon completion and delivery of the customized software.

     LOAN FACILITY. On August 6, 1999, the Company entered into a loan facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock which may be issued to the Company for repayment of the full $2 million would equal ten percent (10%) of the value of Softalk at the time of repayment. In the event Softalk does not require the full $2 million loan from the Company, any amounts advanced to Softalk may be converted to Softalk shares on a pro rata basis. As of August 31, 2000, the outstanding balance of the loan was $1,384,000. On September 8, 2000 the Company's Board of Directors approved amending the loan to extend the term of the loan for an additional year.

     As of August 31, 2000, total amounts due to Softalk included in accounts payable totaled $32,929.

NOTE RECEIVABLE RELATED PARTY:

     On March 1, 2000, a director of the Company and officer, director and shareholder of Softalk executed a promissory note payable in the original principal amount of $32,000. Total outstanding principal and accrued interest is due on March 1, 2002. The note bears interest at the rate of 7.75% per annum.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


CONSULTING AGREEMENT WITH RELATED PARTY:

     Effective June 22, 2000, the Company entered into a consulting agreement with a director of the Company and officer, director and shareholder of Softalk. The consulting agreement provides that all staff in the Company's Tucson, Arizona office will report to the President of the Company directly through the individual. Additionally, the individual is to make recommendations to Company management on any matter relating to the Company's organization, operations, finance and personnel. Total consideration for the consulting agreement equals $30,000 per year. The consulting agreement terminates upon 30 day written notice by either the Company or the individual for any reason.

8. LOSS ON ASSET IMPAIRMENT

     The Company determined in the fourth quarter of fiscal 1999 that certain fixed and intangible assets no longer were of value to the Company. Accordingly, such assets and related accumulated depreciation and amortization (net book value of $36,125) were written off.

9. STATEMENTS OF CASH FLOW

     During the year ended August 31, 2000 and 1999, the Company recognized investing and financing activities that affected assets and stockholders' equity, but did not result in cash receipts or payments.

     For the year ended August 31, 2000, these non-cash activities are as follows:

     During 2000, all the issued and outstanding shares of Series A Preferred Stock were converted into 150,993 shares of the Company's common stock. Additionally, the Company issued 4,400 and 19,869 shares of common stock in payment of the Series A Preferred Stock dividend of $21,234 and liquidating damages of $99,484, respectively.

     The Company issued 23,497 shares of common stock in payment of its Series B Preferred Stock dividend for $101,095. Additionally, a beneficial conversion feature calculated on the Series B Preferred Stock resulted in a charge to retained earnings totaling $2,479,717.

     On October 25, 1999, the Company issued five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share in association with the restated license agreement with Softalk, Inc. The fair value of the warrants equaled $154,000 and were capitalized to the license agreement.

     The Company, through its subsidiary Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). The shares issued under the agreement are exchangeable on a one-for-one basis for shares of the Company's common stock at any time by the holder thereof. The issuance of the shares of Interpretel (Canada) was valued at $10,000,000, the value of the Company's common shares into which the Interpretel (Canada), shares can be converted. At August 31, 2000, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts equaling $9,320,768 and $679,232, respectively.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (continued)


     For the year ended August 31, 1999, these non-cash activities are as follows:

     During 1999, a note payable for $50,000, plus accrued interest, to an unrelated entity was converted into 156,250 (pre-split) shares of Common Stock. The conversion price was based on the average of the high and low price on the date of the letter of agreement for repayment for this note payable.

     The Company issued 27,798 and 128,993 shares of common stock for payment of the Series A Preferred Stock dividend for $36,500 and conversion penalties for $144,000, respectively.

10. SUBSEQUENT EVENTS

     On September 8, 2000, the Board of Directors approved the Company's 401(k) defined contribution plan for its employees.

     On September 27, 2000, the Company's  shareholders approved an amendment to
its  Article  of   Incorporation   to  change  the  Company's  name  to  BestNet
Communications Corp.

     Effective November 10, 2000, Softalk, Inc. converted 4,329,004 Preferred A shares in Interpretel (Canada) for shares of the Company's common stock. This transaction resulted in Softalk acquiring approximately 53% of the Company's outstanding capital stock.

     Subsequent to August 31, 2000, the Company and Softalk, Inc. amended the loan facility to secure the amounts due to the Company by the Company's common stock held by Softalk, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On September 27, 2000, the Company filed a Form 8-K reporting that the Company, with the approval of the Company's board of directors, had dismissed Ernst & Young LLP ("E&Y") as its independent accountants.

     On October 13, 2000 the Company filed a Form 8-K reporting that the Company engaged Semple & Cooper, LLP as its independent auditors for the fiscal year ending August 31, 2000.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     The current directors and executive officers of the Company are as follows:

     NAME                    AGE             POSITION HELD WITH COMPANY
     ----                    ---             --------------------------
Gerald I. Quinn               57     President, Chief Executive Officer and a
                                     member of the Company's Board of Directors
Alexander C. Lang             47     Director
Kelvin C. Wilbore             46     Vice President and Director
Kevin England                 48     Director

     GERALD I. QUINN has been the President of Interpretel (Canada), a subsidiary of the Company, since 1995. In May 1996, Mr. Quinn became the President, Chief Executive Officer and a Director of the Company. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, which is one of Canada's leading teaching and research universities. While at the University of Guelph, Mr. Quinn's responsibilities included marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs. From 1975 until 1986, Mr. Quinn held many senior administrative positions with Canada's largest college of applied arts and technology, including positions relating to the development and commercialization of technology and multimedia-based interactive learning programs. Since 1984, Mr. Quinn has served as a consultant to Cableshare Interactive Technology, Inc., a Canadian TSE listed public company that operates in the interactive television industry ("Cableshare"). Mr. Quinn has been a director of Cableshare since 1993 and has chaired its board committee on mergers and acquisitions. In 1997, Mr. Quinn negotiated a merger of Cableshare with Source Media, (NASDAQ:SRCM) culminating in Source Media owning 100% of Cableshare. Mr. Quinn is active in numerous civic and professional organizations and has been recognized for his work in marketing, sales, promotion and public relations by various trade organizations. Mr. Quinn has two arts degrees with majors in English, Economics and Political Science.

     ALEXANDER C. (CHRIS) LANG was appointed to the Company's Board of Directors in July 1999. Mr. Lang has been in the telecommunications business for 22 years, holding various technical positions related to marketing and product design. From 1993 to the present, Mr. Lang has served as President of Softalk Inc., a private telecommunications and web-based software development company, where he introduced products which have worldwide reach through the use of the Internet for control and management. Mr. Lang is also a principal shareholder of Softalk.

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

     KELVIN C. WILBORE has served as a director of the Company since September 2000. Mr. Wilbore began working with the Company as a project manager in January 2000. Mr. Wilbore is in charge of product commercialization for the Company. He has 20 years experience in business requirements specification, application development, project management, customer relationship management and management consulting. Mr. Wilbore previously served as a Senior Manager in the telecom sector at Arthur Andersen LLP from 1998 to 2000. From April 1997 to July 1998, he was in charge of call center analysis for the Canadian subsidiary of Technology Solutions Company (TSC). From 1994 to 1997, he worked for NCR Corporation in Toronto as an implementation analyst for NCR self serving banking systems. From 1987 to 1994, Mr. Wilbore worked in the financial sector, serving as Vice President, Business Solutions at Amalgamated Banks of South Africa
(ABSA), the largest banking group in Africa. Mr. Wilbore holds a Bachelor of Science degree in Mathematics and Mathematical Statistics from Rhodes University and a Master of Business Administration degree from the University of Cape Town.

     KEVIN ENGLAND has served as a director of the Company since September 2000. Mr. England also is president and owner of The England Group, a real estate acquisition and management company in Vancouver, Canada, which he started in 1987. Mr. England has been active in real estate acquisition, development, securitization and management for over 18 years. He is also president of England Securities Ltd. and holds a Partner and Director's License from the British Columbia Securities Commission. Since founding The England Group, Mr. England has acquired a U.S. and Canadian revenue property portfolio valued in excess of $350,000,000 which generates gross annual income in excess of $47,000,000. From 1981 to 1986, Mr. England held senior management positions with two major western Canadian development and syndication firms. From 1977 to 1981, Mr. England worked in product development, marketing and management for IBM Canada. Mr. England graduated from Carlton University in 1977 with a Bachelors of Arts degree.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer (the "Named Executive Officer") for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 2000, 1999 and 1998. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year. Share figures have been adjusted to reflect the one-for-six split effected in December 1998.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                Long-Term Compensation Awards
                             -----------------------------------    -------------------------------------
   Name and                                                        Restricted   Securities
  Principal         Fiscal                          Other Annual     Stock      Underlying    All Other
   Position          Year    Salary($)    Bonus     Compensation    Awards($)   Awards ($)   Awards($)(#)
   --------          ----    ---------    ------    ------------    ---------   ----------   ------------
Gerald I. Quinn      2000     $85,000     $  -0-       $  -0-        $  -0-           -0-        -0-
President/CEO        1999     $85,000     $  -0-       $  -0-        $  -0-       500,000        -0-
                     1998     $85,000(1)  $  -0-       $  -0-        $  -0-           -0-        -0-

(1) Includes the fair market value of 3,316 shares of Common Stock, for which Mr. Quinn elected to receive deferred shares pursuant to the Company's 1997 Stock Incentive Plan in lieu of a portion of his annual base salary for services rendered. The aggregate fair market value of these shares at the expiration of the respective deferral periods equaled $8,734.

     On July 19, 1999, the Named Executive Officer was granted 500,000 stock options at a per share exercise price of $1.00. All of these shares vested on July 19, 2000. This grant represented 26.4% of all grants made in 1999.

     The  following  table  sets  forth  certain   information   concerning  the
aggregated value of the unexercised options of the Named Executive Officer as of August 31, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities
                                                        Underlying              Value of Unexercised
                                                   Unexercised Options        In-The-Money Options at
                     Shares                       at Fiscal Year End(#)          Fiscal Year End($)
                   Acquired On     Value       ---------------------------   ---------------------------
      Name         Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
      ----         -----------   -----------   -----------   -------------   -----------   -------------
Gerald I. Quinn        -0-         $  -0-       633,333(1)        -0-           $             $  -0-

----------
(1) This total include 133,333 options exercisable at any time prior to January 2007 at a price of $3.96 per share, and 500,000 options exercisable at any time prior to July 19, 2009 at a price of $1.00 per share.

COMPENSATION PURSUANT TO PLANS

     None.

EMPLOYMENT CONTRACTS

     In May 2000, the Board of Directors approved a one-year employment agreement with Gerald I. Quinn for services as President and Chief Executive Officer. The agreement requires Mr. Quinn to devote his full time to the Company and provides for a base salary of $85,000. Mr. Quinn is also entitled to receive any fringe benefits generally extended to the employees of the Company, including medical, disability and life insurance.

     After the initial term, the above-described agreement continues at will, terminable upon ninety days written notice by either party to the other. The agreement terminates upon the occurrence of any of the following events: (i) if the employee voluntarily terminates; (ii) if the employee dies; (iii) if the employee is unable to properly discharge his obligations under his employment agreement due to illness, disability or accident for three consecutive months or for a period aggregating six months in any continuous twelve months; (iv) if the employee is convicted of a crime of moral turpitude by a court of competent jurisdiction; (v) if the employee is convicted of a felony, except to the extent that the charge arises from an act taken at the board's direction; or (vi) if the employee is grossly negligent or guilty of willful misconduct in connection with the performance of his duties, which negligence or misconduct, if curable, is not cured within fifteen days of a notice of cure by the Board or the Chairman of the Board. The above-described agreement provides that the employee shall not compete with the Company during the term of the agreement and for a period of one year thereafter.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such filings or written representations that no forms were required that were furnished to the Company, the Company believes that all of the Company's executive officers, directors, and greater than 10% stockholders complied during the fiscal year ended August 31, 2000 with the reporting requirements of Section 16(a).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 28, 2000, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) each Director individually, (iii) the Named Executive Officer and (iv) all Officers and Directors of the Company as a group:

        NAME AND ADDRESS OF                 AMOUNT AND NATURE OF      PERCENT OF
        BENEFICIAL OWNER(1)                BENEFICIAL OWNER (2)(3)     CLASS (3)
        -------------------                -----------------------    ----------
Gerald I. Quinn                                     722,872              8.16%
Richard P.  Freeman                                 520,426              6.08%
Alexander Christopher Lang (4)                    9,825,757             71.61%
Kelvin C. Wilbore  (5)                               50,000               .60%
All Directors and executive officers
  as a group (3 persons)(6)                      10,598,629             70.60%

----------
*    Represents less than one percent of the outstanding Common Stock.

(1) Unless otherwise noted, the address of each holder is 5210 East Williams Circle, Suite 200, Tucson, Arizona 85711.
(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 28, 2000 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3) The amounts and percentages in the table are based upon 8,223,589 shares of Common Stock outstanding as of November 28, 2000.
(4) Includes 4,329,004 shares of common stock and shares underlying warrants to purchase 5,246,753 shares of common stock held by Softalk. Mr. Lang has sole voting and dispositive power over such shares. Under SEC rules and regulations, Mr. Lang is deemed to beneficially own such shares.
(5) Includes 50,000 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable within 60 days after November 28, 2000.
(6) Includes 50,000 shares subject to options granted pursuant to the Company's Plan which are currently exercisable or become exercisable within 60 days after November 28, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 and 2000, the Company has entered various license and purchase agreements with Softalk, Inc., a private Ontario, Canada corporation ("Softalk"). Softalk is developer of various internet telephony software. Softalk provides approximately 100% of the service and software used by Company in its internet telephony operations. A termination of the agreements would cause a delay in the Company's operations, which would ultimately affect operating results. See "Item 1 - Transactions with Softalk."

     ORIGINAL AND RESTATED LICENSE AGREEMENT. On April 23, 1999, the Company and Softalk entered into a license agreement granting the Company and its subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts. On July 31, 1999, the original license agreement was restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, the Company agreed to pay Softalk and amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

     AMENDMENT NO. 1 TO RESTATED LICENSE AGREEMENT: On October 25, 1999, the Company and Softalk amended their restated license agreement to grant the Company and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants the Company a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, the Company issued to Softalk five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued were capitalized to the license agreement equaling $154,000. Mr. Lang, a director of the Company, is a principal shareholder, officer and director of Softalk.

     Under the license agreement, Softalk has the right to designate up to two directors to the Board of Directors of the Company. At August 31, 2000, Softalk has designated Rosnani Atan and A. Christopher Lang individuals to serve on the Company's five person Board of Directors. Ms. Atan resigned as a Director of the Company effective September 27, 2000. Softalk also has been granted the Company the right to appoint one director to the three person Board of Directors of Softalk. Mr. Quinn, the President and Chief Executive Officer of BestNet, is BestNet's designer to Softalk's board.

     PURCHASE AGREEMENT. On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). Under this agreement, Softalk granted the Company a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents. On November 10, 2000, Softalk excercised its right under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for a like number of shares of Class A non-voting preferred stock of Interpretel (Canada). As of the date of this Form 10-KSB, Softalk holds approximately 53% of the issued and outstanding shares of BestNet common stock.

     PRODUCT DEVELOPMENT AGREEMENT. Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to customize the software it develops for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. The term of the agreement is for a period of one year. Total consideration given for the agreement is $500,000. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, the Company will compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement will be compensated at the rate of $100 per person per hour. The Company estimates project costs to approximately equal $1,260,000 upon completion and delivery of the software.

     LOAN FACILITY. On August 6, 1999, the Company entered into a loan agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock issuable to the Company in repayment of the full $2 million would equal ten percent (10%) of the value of Softalk at the time of repayment. In the event Softalk does not require the full $2 million loan from the Company, any amounts advanced to Softalk may be converted to Softalk shares on a pro rata basis. As of August

31, 2000, the outstanding balance of the loan was $1,384,000. On September 8, 2000 the Company's Board of Directors approved amending the loan to extend the term of the loan for an additional year.

     NOTE RECEIVABLE: On March 1, 2000, Rosnani Atan, a director and shareholder of the Company and an officer director, and shareholder of Softalk executed a promissory note payable in the original principal amount of $32,000. Total outstanding principal and accrued interest is due on March 1, 2002. The interest rate on the note equals 7.75%. Ms. Atan resigned as a director of the Company effective September 27, 2000. Ms. Atan is the spouse of Mr. Lang.

     CONSULTING AGREEMENT WITH RELATED PARTY: Effective June 22, 2000, the Company entered into a consulting agreement with Rosnani Atan, a director and shareholder of the Company and officer, director, and shareholder of Softalk. The consulting agreement indicates all staff in the Company's Tucson, Arizona office will report to the President of the Company directly through the individual. Additionally, the individual is to make recommendations to Company management on any matter relating to the Company's organization, operations, finance and personnel. Total consideration for the consulting agreement equals $30,000 per year. The consulting agreement terminates upon a 30 day written notice by either the Company or the individual.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)(1) the financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

     (a)(2)  Exhibits

     Number                Description of Filing                       Method
     ------                ---------------------                       ------
       10.1                Product Customization Agreement               *
       21                  Subsidiaries of the Registrant                *
       27                  Financial Data Schedule                       *

     ----------
     * Filed herewith

     (b) Reports on Form 8-K Filed During the Last Quarter of The Period Covered by This Report are as Follows:

     On September 27, 2000, the Company filed a Form 8-K reporting that the Company, with the approval of the Company's board of directors, had dismissed Ernst & Young LLP ("E&Y") as its independent accountants.

     On October 13, 2000 the Company filed a Form 8-K reporting that the Company engaged Semple & Cooper, LLP as its independent auditors for the fiscal year ending August 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BESTNET COMMUNICATIONS CORP.


Date: December 14, 2000                  By: /s/ Gerald I. Quinn
     ------------------                     ------------------------------------
                                            Name:  Gerald I. Quinn
                                            Title: President & CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: December 14, 2000                 By: /s/ Gerald I. Quinn
      ------------------                    ------------------------------------
                                            Gerald I. Quinn, President and Chief
                                            Executive Officer, Director
                                            (Principal Executive Officer)


Dated: December 14, 2000                 By: /s/ Alexander C. Lang
      ------------------                    ------------------------------------
                                            Alexander C. Lang, Director


Dated: December 14, 2000                 By: /s/ Kelvin C. Wilbore
      ------------------                    ------------------------------------
                                            Kelvin C. Wilbore, Director


Dated: December 14, 2000                 By: /s/ Kevin England
      ------------------                    ------------------------------------
                                            Kevin England, Director