Form 10QSB
period 2000-11-30
BESTNET COMMUNICATIONS CORP
filed 2001-01-16
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ________________ to _______________.

                         Commission File Number 0-15482


                          BESTNET COMMUNICATIONS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Nevada                                               86-1006416
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

As of January 12, 2001, there were 8,337,685 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

================================================================================

                          BESTNET COMMUNCIATIONS CORP.

                                   INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets --
          November 30, 2000 and August 31, 2000..............................  3

          Condensed Consolidated Statements of Operations for
          the Three Month Periods Ended November 30, 2000 and
          November 30, 1999..................................................  4

          Condensed Consolidated Statements of Cash Flows for
          the Three Month Periods Ended November 30, 2000 and
          November 30, 1999..................................................  5

          Notes to Condensed Consolidated Financial Statements --
          November 30, 2000..................................................  6

     ITEM 2. Management's Discussion and Analysis or Plan of Operation.......  8

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................... 11

     ITEM 2. Changes in Securities and Use of Proceeds....................... 11

     ITEM 3. Defaults upon Senior Securities................................. 11

     ITEM 4. Submission of Matters to a Vote of Security Holders............. 11

     ITEM 5. Other Information............................................... 11

     ITEM 6. Exhibits and Reports on Form 8-K................................ 11

SIGNATURES................................................................... 12

                  BESTNET COMMUNCATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      NOVEMBER 30, 2000 AND AUGUST 31, 2000

                                                                         NOVEMBER 30            AUGUST 31
                                       ASSETS                               2000                  2000
                                                                        ------------          ------------
                                                                         (unaudited)             (Note 1)
Current assets:
 Cash and cash equivalents                                              $  1,865,672          $  2,581,492
 Certificate of deposit                                                       20,231                     0
 Prepaid expenses and other assets                                            32,334                23,902
                                                                        ------------          ------------
     Total current assets                                                  1,918,237             2,605,394

Property and equipment, net accumulated depreciation
 $1,130,986 and $1,032,886                                                 1,157,456             1,208,025
License fee, net of amortization of $1,511,574, and $1,166,046             8,163,195             8,508,722
Note receivable from affiliate                                             1,384,000             1,384,000
Note receivable from shareholder /director                                    42,160                32,000
Deposits and other assets                                                    529,056               124,726
                                                                        ------------          ------------

     Total assets                                                       $ 13,194,104          $ 13,862,867
                                                                        ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                  $    137,094          $    208,949
 Capital lease obligation                                                          0                 1,593
 Dividends payable                                                            21,255                     0
                                                                        ------------          ------------
     Total current liabilities                                               158,349               210,542

Stockholders' equity:
 Series B preferred stock, 6% cumulative, par value $.001 per share;
  10,000,000 shares authorized, 1,000 shares issued and outstanding                5                     5
 Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 8,223,589 and 3,403,713 shares issued and outstanding            8,224                 3,404
 Additional paid in capital                                               26,840,455            26,654,638
 Accumulated deficit                                                     (13,812,929)          (13,005,722)
                                                                        ------------          ------------

     Total stockholders' equity                                           13,035,755            13,652,325
                                                                        ------------          ------------

     Total liabilities and stockholders' equity                         $ 13,194,104          $ 13,862,867
                                                                        ============          ============

            See Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNCATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                                                                       2000               1999
                                                                    -----------        -----------
                                                                    (unaudited)        (unaudited)
Revenues                                                            $    74,648        $         0

Expenses:
 Cost of sales (exclusive of depreciation and
  amortization shown separately below)                                   61,224                800
 General and administrative                                             326,504            270,058
 Depreciation and amortization                                          443,628            165,641
                                                                    -----------        -----------
     Total expenses                                                     831,356            436,499

     Net loss from operations                                          (756,708)          (436,499)

Other income (expense):
 Interest income                                                         27,009              6,472
 Interest expense                                                           (36)              (820)
 Miscellaneous income                                                         6                460
 Rental income                                                                0              9,000
 Preferred stock conversion penalty                                           0            (36,000)
 Exchange (loss) gain                                                   (10,827)                 0
                                                                    -----------        -----------

     Total other income (expense)                                        16,152            (20,888)

     Net loss before preferred dividends                               (740,556)          (457,387)

Cumulative preferred dividends declared and conversion dividends         66,651              8,393
                                                                    -----------        -----------

Net loss available to common shareholders                           $  (807,207)       $  (465,780)
                                                                    ===========        ===========

Net loss per common share, basic and diluted                        $      (.17)       $     (0.15)
                                                                    ===========        ===========

Weighted average number of shares outstanding, basic and diluted      4,622,827          3,055,912
                                                                    ===========        ===========

            See Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

                                                                           2000                    1999
                                                                        -----------             -----------
                                                                        (unaudited)             (unaudited)
Operating activities:
 Net loss                                                               $  (740,556)            $  (457,387)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                             443,628                 165,641
  Preferred stock conversion penalty                                        121,742                  36,000
  Changes in assets and liabilities:
   Accounts receivable                                                            0                   6,125
   Accounts payable and accrued expenses                                    (71,856)                 20,727
   Deposits                                                                (404,330)                      0
   Prepaid expenses and other expenses                                       (8,664)                    484
                                                                        -----------             -----------
        Net cash used in operating activities                              (660,036)               (228,410)

Investing activities:
 Purchase of property and equipment                                         (47,531)               (183,317)
 Issuance of notes receivable from affiliate                                      0                 (84,000)
 Issuance of notes receivable from related party                            (10,160)                      0
 Purchase of certificate of deposit                                         (20,000)                      0
                                                                        -----------             -----------
        Net cash used in investing activities                               (77,691)               (267,317)

Financing activities:
 Increase (decrease) in notes payable                                             0                 (13,000)
 Principal payments on capital lease obligation                              (1,593)                (12,358)
 Exercise of stock options                                                   23,500                       0
                                                                        -----------             -----------
        Net cash provided by (used in) financing activities                  21,907                 (25,358)

        Net increase (decrease) in cash                                    (715,820)               (521,085)

Cash and cash equivalents, beginning of period                          $ 2,581,492             $   889,620
                                                                        -----------             -----------

Cash and cash equivalents, end of period                                $ 1,865,672             $   368,535
                                                                        ===========             ===========

            See Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001. The balance sheet at August 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended August 31, 2000, included in its Form 10-KSB for such fiscal period.

     The  consolidated  financial  statements  include  the  accounts of BestNet
Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and Bestnet Travel, Inc. All material intercompany balances and transactions have been eliminated.

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

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc. ("Interpretel (Canada)", entered into an agreement with Softalk, Inc. ("Softalk") with respect to the purchase of certain Softalk assets (products and accounts) in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada) (the "Class A shares"). Under the terms of the agreement, Softalk also granted Interpretel (Canada) a right-of-first-refusal with respect to the sale of Softalk or any of its intellectual property, software and patents. The Class A shares are exchangeable on a one-for-one basis for shares of the Company's common stock at any time. The issuance of the Class A shares was recorded at $10,000,000, the fair value of the Company's Common Shares (into which the Class A shares can be converted), as of the transaction date.

     On November 10, 2000, Softalk exercised its exchange rights under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for a like number of shares of Class A Non-voting preferred stock of Interpretel (Canada). At November 30, 2000, Softalk held approximately 53% of the issued and outstanding shares of BestNet common stock.

     On August 6, 1999, the Company established a loan facility in favor of Softalk. Under this facility, the Company has agreed to loan Softalk up to $2 million, bearing an interest rate of prime (as announced by Citibank in New York, New York) plus one percent (1%). As of January 11, 2001, the outstanding principal balance on this credit facility was $1,384,000. Softalk may, at its option and at any time, convert any amount of outstanding principal plus interest accrued thereon into shares of Softalk capital stock in lieu of and in full satisfaction of repayment of the principal and interest owed to the Company. The number of shares of Softalk capital stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of repayment. If the outstanding principal balance is less than $2 million, then the number of shares of Softalk capital stock issued to the Company would be calculated on a pro-rated basis.

     On March 1, 2000, the Company loaned $32,000 to Rosnani Atan, a director, officer and shareholder of Softalk, and a contract employee and member of the Board of Directors of the Company. The loan was made pursuant to a promissory note that is due and payable March 1, 2002 and bears interest at the rate of 7.75% per annum.

     Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to customize the software it develops for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. The term of the agreement is for a period of one year. Total consideration given for the agreement is $500,000, which was paid in advance in the form of a non-interest bearing retainer. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, the Company has agreed to compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement will be compensated at the rate of $100 per person per hour. At November 30, 2000, the Company has advanced to Softalk $500,000 under the agreement. The Company estimates project costs to approximately equal $1,260,000 upon completion and delivery of the customized software.

NOTE 4 -- TRANSACTIONS WITH RELATED PARTIES

     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, an employee and director of the Company. The loan was made pursuant to a promissory note that is due and payable September 1, 2003 and bears interest at the rate of 8.50% per annum.

NOTE 5 -- SERIES B PREFERRED STOCK ISSUANCE

     On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants (the "Warrant") with an accredited investor. The financing consisted of the issuance of 1,000 shares of Series B Preferred Stock and a Warrant to purchase 160,000 shares of common stock. The Series B Preferred Stock carries a dividend of 6% and a conversion price equal to the lower of 80% of the average closing bid prices of the Company's common stock for the three lowest trading days of the 10 consecutive trading days immediately preceding the conversion date or 110% of the average closing bid prices of the Company's common stock for the five trading days prior to the date of issuance of the Series B Preferred Stock. The Warrant has a term of three years and is exercisable at a price of $0.01 per share for all 160,000 shares of common stock. The Company also issued a warrant to purchase 43,371 shares of common stock to the placement agent in the private placement (the "Agent Warrant"). The Agent Warrant has a term of three years and a per share exercise price of $8.07.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING THE FUTURE FINANCIAL PERFORMANCE OF BESTNET. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY BESTNET WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. BESTNET IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

OPERATIONS OVERVIEW

     During the three-month period ended November 30, 2000, the Company continued to commercialize and enhance the services of bestnetcall.com. Work was also started on building out Points-of Presence (POP) in New York and Los Angeles. The Company entered into negotiations with a number of major enterprises, which are expected to be concluded in the early New Year.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

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

     On April 23, 1999, we entered into a licensing agreement with Softalk, Inc., a technology company based in Ontario, Canada ("Softalk"). Softalk develops Internet-based telecommunication technologies that enable users to initiate long distance calls from anywhere in the world by accessing a specific Internet website. This technology enables users to, among other things, make International telephone calls at substantially reduced rates from those offered by traditional long distance carriers. This licensing agreement granted BestNet certain marketing and customer service rights. The licensing agreement was later amended and restated on October 25, 1999, to grant us exclusive rights to:

     *    distribute
     *    market
     *    service
     *    sell, and
     *    sublicense

     Softalk's services and products to commercial accounts as well a worldwide non-exclusive license for individual accounts. We also have the exclusive right to provide billing and customer support services for all customer accounts. In consideration for such licensing rights, the Company has paid Softalk an aggregate of two hundred thousand dollars (US$200,000).

     The brand name for our web-enabled long distance service is Bestnetcall, which was first made available to the public on April 17, 2000. We are presently focusing our resources on marketing Bestnetcall to selected companies with international locations and/or clients.

     On November 10, 2000, Softalk exercised its exchange rights under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for a like number of shares of Class A Non-voting preferred stock of Interpretel (Canada). At November 30, 2000, Softalk held approximately 53% of the issued and outstanding shares of BestNet common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED NOVEMBER 30,1999

     REVENUES. The Company had revenues of $74,648 for the three-month period ended November 30, 2000, as compared to no revenue for the comparable period in fiscal 1999. Current period revenues were derived from customer usage of the Bestnetcall services.

     COST OF SALES. Cost of sales increased to $61,224 for the three-month period ended November 30, 2000, from $800 for the three months ended November 30, 1999. Current period costs consisted of long distance costs from carriers for the Bestnetcall service.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $326,504 for the three months ended November 30, 2000, from $270,058 for the comparable period in fiscal 1999. Consulting fees increased to $10,550 for the three months ended November 30, 2000, from $1,363 for the comparable fiscal period in 1999. This increase is attributable to the hiring of consultants for the Bestnetcall product. Travel expenses decreased $7,717 to $6,990 in fiscal 2000 from $14,707 in fiscal 1999, the travel in the prior fiscal year was necessary to complete the Company's agreements with Softalk. Payroll expense increased by $22,137 to $90,686 from $68,549 in the previous year due to the hiring of additional staff. Bad debt expense increased to $13,151 for the three months from zero due to the use of stolen credit cards on the Bestnetcall web site. Investor relations expense increase to $11,685 for the three months from zero due to Annual Meeting, which was held on September 27, 2000.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $443,628 for the three months ended November 30, 2000, from $165,641 for the three months ended November 30, 1999. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income increased to $27,009 for the three months ended November 30, 2000, from $6,472 for the three months ended November 30, 1999. All of the Company's interest income during the quarter was from its money market fund. The increase was attributable to a higher average balance in this account.

     INTEREST EXPENSE. Interest expense decreased to $36 for the three months ended November 30, 2000, from $820 for the three months ended November 30, 1999. The decrease in interest expense was due to the declining principal balances of the capital leases.

     RENTAL INCOME. Effective May 13, 1998, the Company began subletting approximately 2,000 square feet of its office space for $3,000 per month on a month-to-month basis. This sublease agreement ended on May 15, 2000.

     PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the holder of its Series A Convertible Preferred Stock ("the Series A Preferred Stock") equal to 2% of the purchase price of the Preferred Stock for each month in the quarter ended May 31, 2000. On May 11, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on May 15, 2000.

     PREFERRED DECLARED AND DEEMED DIVIDENDS. Preferred dividends increased to $66,651 for the three months ended November 30, 2000, from $8,393 for the three months ended November 30, 1999. An increase of $58,258 was due to dividends payable on the 5,000 outstanding shares of Series B Preferred Stock. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were $21,234 for the three months ended May 31, 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock. All remaining shares of Series A Preferred Stock were converted into common stock on May 11, 2000. All shares for accrued dividends payable for the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. Assuming the conversion of the Series B Preferred Stock on November 30, 2000, such shares would have been convertible into an aggregate of 5,385,500 shares of common stock based on the conversion ratio.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2000, the Company had cash of $1,865,672. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon issuance of debt or equity in order to raise capital. The Company anticipates it will have to raise additional equity capital over the next twelve months to fund operations.

     Pursuant to a Letter Agreement by and between BestNet and Softalk dated August 6, 1999, the Company agreed to loan Softalk up to an aggregate of US $2,000,000 (the "Principal Amount"), from time to time, but no later than August 6, 2000. Softalk must repay the Principal Amount outstanding and the accrued interest thereon on the anniversary of each payment date. At its election, Softalk may repay the amount due in either cash or by converting the amount due into shares of Softalk capital stock. The terms of the loan were extended for an additional year to August 6, 2001.

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

Dated: January 16, 2000             BestNet Communications Corp.

                                    By: /s/ Gerald I. Quinn
                                        ----------------------------------------
                                        Gerald I. Quinn
                                        President and Chief Executive Officer
                                        Principal Executive Officer and
                                        Principal Accounting Officer