Form 10QSB
period 2001-02-28
BESTNET COMMUNICATIONS CORP
filed 2001-04-16
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended February 28, 2001.

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

As of April 4, 2001, there were 9,791,824 shares of common stock, par value $.001 per share, outstanding.


   Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

================================================================================

                          BESTNET COMMUNCIATIONS CORP.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets--
          February 28, 2001 and August 31, 2000.............................  3

          Condensed Consolidated Statements of Operations for the Six
          Month Periods Ended February 28, 2001 and February 29, 2000.......  4

          Condensed Consolidated Statements of Operations for the Three
          Month Periods Ended February 28, 2001 and February 29, 2000.......  5

          Condensed Consolidated Statements of Cash Flows for the Six
          Month Periods Ended February 28, 2001 and February 29, 2000.......  6

          Notes to Condensed Consolidated Financial Statements --
          February 28, 2001.................................................  7

     ITEM 2. Management's Discussion and Analysis or Plan of Operation......  9

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.............................................. 13

     ITEM 2. Changes in Securities and Use of Proceeds...................... 13

     ITEM 3. Defaults upon Senior Securities................................ 13

     ITEM 4. Submission of Matters to a Vote of Security Holders............ 13

     ITEM 5. Other Information.............................................. 13

     ITEM 6. Exhibits and Reports on Form 8-K............................... 13

SIGNATURES.................................................................. 14

                  BESTNET COMMUNCATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      FEBRUARY 28, 2001 AND AUGUST 31, 2000


                                                                    FEBRUARY 28,       AUGUST 31,
                                                                        2001             2000
                                                                    ------------      ------------
                                                                    (unaudited)         (Note 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $  1,240,258      $  2,581,492
   Certificate of Deposit                                                 20,231                 0
   Prepaid expenses and other assets                                      57,818            23,902
                                                                    ------------      ------------

        Total current assets                                           1,318,307         2,605,394

Property and equipment,  net of accumulated depreciation of
 $1,257,141 and $1,032,886                                             1,995,695         1,208,025

License fee, net of amortization of $1,857,100 and $1,166,046          7,817,668         8,508,722         `
Note receivable from affiliate                                         1,384,000         1,384,000
Note receivable from shareholder /director                                42,160            32,000
Deposits and other assets                                                207,503           124,726
                                                                    ------------      ------------

        Total assets                                                $ 12,765,333      $ 13,862,867
                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    231,003      $    208,949
  Capital lease obligation                                                     0             1,593
  Dividends payable                                                       57,280                 0
                                                                    ------------      ------------

       Total current liabilities                                         288,283           210,542

Stockholders' equity:
  Series B preferred stock, 6% cumulative, par value $.001 per share; 10,000,000 shares authorized, 695 shares issued
   and outstanding                                                             5                 5
  Common stock, par value $.001 per share; 50,000,000 shares authorized, 9,704,991 and 3,403,713 shares issued and
   outstanding                                                             9,704             3,404
   Additional paid in capital                                         27,047,819        26,654,638
   Accumulated deficit                                               (14,580,478)      (13,005,722)
                                                                    ------------      ------------

       Total stockholders' equity                                     12,477,050        13,652,325
                                                                    ------------      ------------

       Total liabilities and stockholders' equity                   $ 12,765,333      $ 13,862,867
                                                                    ============      ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNCATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE SIX MONTH PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                         2001               2000
                                                                      -----------       -----------
                                                                      (unaudited)       (unaudited)
Revenues                                                              $   145,536       $       463

Expenses:
  Cost of sales (exclusive of depreciation and amortization
   shown separately below)                                                135,425             7,366
                                                                      -----------       -----------
        Gross profit (loss)                                                10,111            (6,903)

  General and administrative                                              589,115           544,612
  Depreciation and amortization                                           915,309           561,411
                                                                      -----------       -----------

        Total operating expenses                                        1,504,424         1,106,023

        Net loss from operations                                       (1,494,313)       (1,112,926)

Other income (expense):
  Interest income                                                          45,198            20,115
  Interest expense                                                            (36)          (34,241)
  Miscellaneous income                                                         12               470
  Rental income                                                                 0            18,000
  Exchange (loss) gain                                                     (1,686)                0
  Preferred Stock Conversion Penalty                                            0           (72,000)
                                                                      -----------       -----------

        Total other income (expense)                                       43,488           (67,656)

        Net loss before preferred dividends                            (1,450,825)       (1,180,582)


Cumulative preferred dividends declared                                   123,931            15,773
                                                                      -----------       -----------

Net loss available to common shareholders                             $(1,574,756)      $(1,196,355)
                                                                      ===========       ===========

Net loss per common share, basic and diluted                          $     (0.23)      $     (0.39)
                                                                      ===========       ===========

Weighted average number of shares outstanding, basic and diluted        6,857,784         3,109,040
                                                                      ===========       ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNCATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                         2001               2000
                                                                      -----------       -----------
                                                                      (unaudited)       (unaudited)
Revenues                                                              $    70,888       $       463

Expenses:
  Cost of sales (exclusive of depreciation and amortization
   shown separately below)                                                 74,201             6,566
                                                                      -----------       -----------
        Gross loss                                                         (3,313)           (6,103)

  General and administrative                                              262,612           274,554
  Depreciation and amortization                                           471,681           395,770
                                                                      -----------       -----------

        Total operating expenses                                          734,293           670,324

        Net loss from operations                                         (737,606)         (676,427)

Other income (expense):
  Interest income                                                          18,190            13,643
  Interest expense                                                              0           (33,421)
  Miscellaneous income                                                          6                10
  Rental income                                                                 0             9,000
  Preferred stock conversion penalty                                            0           (36,000)
  Exchange gain (loss)                                                      9,141                 0
                                                                      -----------       -----------

        Total other income (expense)                                       27,337           (46,768)

        Net loss before preferred dividends                              (710,269)         (723,195)

Cumulative preferred dividends declared and conversion dividends           57,280             7,380
                                                                      -----------       -----------

Net loss available to common shareholders                             $  (767,549)      $  (730,575)
                                                                      ===========       ===========

Net loss per common share, basic and diluted                          $      (.08)      $     (0.23)
                                                                      ===========       ===========

Weighted average number of shares outstanding, basic and diluted        9,791,824         3,150,576
                                                                      ===========       ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                2001              2000
                                                             -----------       -----------
                                                             (unaudited)       (unaudited)
Operating activities:
  Net loss                                                   $(1,450,825)      $(1,180,582)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                 915,309           561,411
   Preferred stock conversion penalty                            121,742            72,000
   Changes in assets and liabilities:
    Accounts receivable                                          (13,796)           10,825
    Accounts payable and accrued expenses                         22,054            33,873
    Allowance for doubtful accounts                                2,986                 0
    Prepaid expenses and other assets                             81,473            (1,275)
                                                             -----------       -----------

        Net cash used in operating activities                   (321,057)         (503,748)

Investing activities:
  Purchase of property and equipment                          (1,011,924)         (197,986)
  Issuance of notes receivable from affiliate                          0          (884,000)
  Issuance of notes receivable from related party                (10,160)                0
  Purchase of certificate of deposit                             (20,000)                0
                                                             -----------       -----------

        Net cash used in investing activities                 (1,042,084)       (1,081,986)


Financing activities:
  Notes payable                                                        0         1,987,000
  Principal payments on capital lease obligation                  (1,593)          (20,152)
  Sale of Common Stock                                            23,500           146,146
                                                             -----------       -----------

        Net cash used in financing activities                     21,907         2,112,994

        Net increase (decrease) in cash                       (1,343,234)          527,260

Cash and cash equivalents, beginning of period               $ 2,581,492       $   889,620
                                                             -----------       -----------

Cash and cash equivalents, end of period                     $ 1,240,258       $ 1,416,880
                                                             ===========       ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001. The balance sheet at August 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the fiscal year ended August 31, 2000, included in its Form 10-KSB for such fiscal period.

The consolidated financial statements include the accounts of BestNet Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and Bestnet Travel. All material intercompany balances and transactions have been eliminated.

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

NOTE 3 - TRANSACTIONS WITH SOFTALK, INC.

On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc. ("Interpretel (Canada)", entered into an agreement with Softalk, Inc. ("Softalk") with respect to the purchase of certain Softalk assets (products and accounts) in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada) (the "Class A shares"). Under the terms of the purchase agreement, Softalk also granted Interpretel (Canada) a right-of-first-refusal with respect to the sale of Softalk or any of its intellectual property, software and patents. The Class A shares were exchangeable on a one-for-one basis for shares of the Company's common stock at any time. The issuance of the Class A shares was recorded at $10,000,000, the fair value of the Company's
Common Shares (into which the Class A shares can be converted), as of the transaction date.

On November 10, 2000, Softalk exercised its exchange rights under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for the Class A shares. At February 28, 2001, Softalk owned approximately 45% of the issued and outstanding shares of BestNet common stock.

On August 6, 1999, the Company established a loan facility in favor of Softalk. Under this facility, the Company agreed to loan Softalk up to $2 million, bearing interest at the rate of prime (as announced by Citibank in New York, New
York) plus one percent (1%). As of April 11, 2001, the outstanding principal balance under this credit facility was $1,384,000. Softalk may, at its option and at any time, repay any amount of outstanding principal plus interest accrued thereon by issuing shares of Softalk capital stock in lieu of and in full satisfaction of repayment of the principal and interest owed to the Company. The number of shares of Softalk capital stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of establishment of the loan facility. If the outstanding principal balance is less than $2 million, then the number of shares of Softalk capital stock issued to the Company would be calculated on a pro-rated basis.

On March 1, 2000, the Company loaned $32,000 to Rosnani Atan, a director, officer and shareholder of Softalk, and a contract employee of the Company. The loan was made pursuant to a promissory note that is due and payable on March 1, 2002 and bears interest at the rate of 7.75% per annum. On March 1, 2001 the loan was repaid with accrued interest of $2,480.

On January 11, 2001, the Company issued options to purchase an aggregate of 500,000 share of common stock of the Company in consideration for product customization services. The options vest, if ever, pro-ratably over a three-year period.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, an employee and director of the Company. Total outstanding principal and accrued interest is due on September 1, 2003. The loan was made pursuant to a promissory note that is due and payable September 1, 2003 and bears interest at the rate of 8.50% per annum.

NOTE 5 - SERIES B PREFERRED STOCK ISSUANCE

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

OPERATIONS OVERVIEW

     During the six-month period ended February 28, 2001, BestNet Communications Corp., a Nevada Corporation (formerly Wavetech International, Inc.) continued to commercialize and enhance the services of our Bestnetcall web-enabled long distance service. Work continued on building out points-of presence (POP) in New York and Los Angeles as well as system redundancy.

     The United States Patent & Trademark Office granted a patent to Softalk Inc. (patent #26188683) for technology relating to the use of the Internet to establish long distance voice communications. By contractual agreement with Softalk, BestNet holds the exclusive worldwide rights to sell, market, and sublicense Softalk's Internet related telephone products for commercial applications. The Canadian Patent (#2,198,024) was approved on February 15, 2001.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

     Founded on July 10, 1986, BestNet develops, markets, sells, and sublicenses Internet-based telecom technologies. Substantially all of our development activities are performed by a third party. Although founded in 1986, we did not commence operations until 1995. From 1995 until June 1999, we developed software for customized calling card services and created an infrastructure to market and distribute our product and services. During this period, BestNet's efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990's, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing our Bestnetcall web-enabled long distance service. On September 27, 2000, we changed our name to BestNet Communications Corp.

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

     Pursuant to a product customization and development agreement, Softalk, on behalf of BestNet, began building telecommunication facilities in Toronto, Canada, including installing high-capacity switches and Internet servers. Softalk also completed the development of specialized software used for data management, billing and customer service requirements.

     The brand name for our web-enabled long distance service is Bestnetcall, which was first made available to the public on April 17, 2000. We are presently focusing our marketing efforts on selling Bestnetcall to selected companies with international locations and/or clients.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO SIX MONTHS ENDED
FEBRUARY 29, 2000

     REVENUES. The Company had revenues of $145,536 for the six-month period ended February 28, 2001, as compared to $463 for the prior fiscal period. The Company focused all of its resources on the development of its new Bestnetcall service. Revenues generated were attributable to Company's Bestnetcall service.

     GROSS PROFIT. Gross profit is total revenue minus cost of goods sold. Gross margin is gross profit as a percentage of total revenue. Gross margins for revenues for the quarters ending November 30, 2000 and February 28, 2001 were:

                           11/30/00         2/28/01
                           --------         -------
     Gross margin             18%              7%

     Gross margin was 18% and 7%, respectively, for the quarters ended November 30, 2000 and February 28, 2001. The decline in the margin resulted from additional expenses is related to the set-up of the points of presence in Los Angeles and New York.

     COST OF SALES. Cost of sales increased to $135,425 for the six-month period ended February 28, 2001 from $7,366 for the six months ended February 29, 2000. Current period costs consisted of long distance costs from carriers for the Bestnetcall service and costs associated with the maintenance of the points of presence in Los Angeles and New York.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $589,115 for the six months ended February 28, 2001, from $544,612 for the six months ended February 29, 2000. Marketing and advertising fees increased to $40,183 from $24,768 in the previous year due to the costs associated with marketing the Bestnetcall service. Bad debt expense increased to

$19,403 for the six months ended February 28, 2001 from zero due to the use of stolen credit cards on the Bestnetcall web site. The Company has also established an allowance for bad debt in the amount of 4% of quarterly sales.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $915,309 for the six months ended February 28, 2001, from $561,411 for the six months ended February 29, 2000. This increase was attributable to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income increased to $45,198 for the six months ended February 28, 2001, from $20,115 for the six months ended February 29, 2000. All of the Company's interest income during the quarter was from its money market fund. The increase was attributable to a higher balance in this account.

     INTEREST EXPENSE. Interest expense decreased to $36 for the six months ended February 28, 2001, from $34,241 for the six months ended February 29, 2000. The decrease in interest expense in fiscal 2001 was related to a short-term $2,000,000 promissory note executed on December 21, 1999, which was repaid in March 2000.

     PREFERRED STOCK CONVERSION PENALTY. For the six months ended February 29, 2000 the Company incurred monthly liquidated damages to a Series A Preferred shareholder equal to 2% of the purchase price of the Series A Preferred Stock for each month in the quarter. All shares due for accrued penalties payable were issued on May 15, 2000 and, therefore, there are no similar expenses for the quarter ended February 28, 2001.

     PREFERRED DIVIDENDS. Dividends on the Series B Preferred Stock increased to $123,931 for the six months ended February 28, 2001, from zero for the six months ended February 29, 2000. The increase was due to dividends payable on the outstanding shares of Series B Preferred Stock. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were zero for the six months ended February 28, 2001, as compared to $15,773 for the six months ended February 29, 2001. On May 9, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on November 15, 2000. Assuming the conversion of the Series B Preferred Stock on April 2, 2001, such shares would have been convertible into an aggregate of 5,560,000 shares of common stock based on the conversion ratio.

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

     REVENUES. The Company had revenues of $70,888 for the three-month period ended February 28, 2001, as compared to $463 for the three months ended February 29, 2000. During this period the Company focused all of its resources on the development of its new Bestnetcall service. Revenues generated were attributable to the Company's Bestnetcall service.

     COST OF SALES. Cost of sales increased to $74,201 for the three-month period ended February 28, 2001 from $6,566 for the three months ended February 29, 2000. Current period costs consisted of long distance costs from carriers for the Bestnetcall service and costs associated with the maintenance of the points of presence in Los Angeles and New York.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $262,612 for the three months ended February 28, 2001, from $274,554 for the three months ended February 29, 2000. Marketing and advertising fees increased to $13,716 from zero in the previous year due to the cost associated with marketing the Bestnetcall service. Bad debt expense increased to $6,252 for the three months ended February 28, 2001 from zero in the comparable period in fiscal 2000 due to the use of stolen credit cards on the Bestnetcall web site. The Company has also established an allowance for bad debt in the amount of 4% of quarterly sales.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $471,681 for the three months ended February 28, 2001, from $395,770 for the three months ended February 29, 2000. This increase was attributable to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income increased to $18,190 for the three months ended February 28, 2001, from $13,643 for the three months ended February 29, 2000. All of the Company's interest income during the quarter was from its money market fund. The increase was attributable to a higher balance in this account.

     INTEREST EXPENSE. Interest expense decreased to zero for the three months ended February 28, 2001, from $33,421 for the three months ended February 29, 2000. The decrease in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999, which was repaid in March of 2000.

     PREFERRED STOCK CONVERSION PENALTY. For the three months ended February 29, 2000 the Company incurred monthly liquidated damages to Series A Preferred shareholder equal to 2% of the purchase price of the Series A Preferred Stock for each month in the quarter. All shares due for accrued penalties payable were issued on May 15, 2000 and, therefore, there are no similar expenses for the quarter ended February 28, 2001.

     PREFERRED DECLARED AND DEEMED DIVIDENDS. Dividends on the Series B Preferred Stock increased to $57,280 for the three months ended February 28, 2001, from zero for the three months ended February 29, 2000. An increase of $57,280 was due to dividends payable on the outstanding shares of Series B Preferred Stock. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were $7,380 for the three months ended February 29, 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock. All remaining shares of Series A Preferred Stock were converted into common stock on May 11, 2000. All shares for accrued dividends payable for the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. Assuming the conversion of the Series B Preferred Stock on April 2, 2001, such shares would have been convertible into an aggregate of 5,5650,000 shares of common stock based on the conversion ratio.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2001, the Company had cash of $1,240,258. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital. The Company anticipates it will have to raise additional capital over the next nine months to fund its operations. No assurance can be given that the Company will be able to obtain additional capital when needed, or that if available, such capital will be on terms acceptable to the Company.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

        None.


     b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2001              BESTNET COMMUNICATIONS CORP.



                                   By: /s/ Gerald I. Quinn
                                      ------------------------------------------
                                      Gerald I. Quinn
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)