Form 10QSB
period 2001-05-31
BESTNET COMMUNICATIONS CORP
filed 2001-07-16
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

     For the quarterly period ended May 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to _______________.

     Commission File Number 0-15482


                          BESTNET COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       86-1006416
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


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

As of June 22, 2001, there were 11,670,221 shares of common stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure Format (Check One):  [ ] Yes   [X] No

================================================================================

                          BESTNET COMMUNICATIONS CORP.


                                      INDEX                                 PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets--
          May 31, 2001 and August 31, 2000.................................    3

          Condensed Consolidated Statements of Operations for the Nine
          Month Periods Ended May 31, 2001 and May 31, 2000 ...............    4

          Condensed Consolidated Statements of Operations for the Three
          Month Periods Ended May 31, 2001 and May 31, 2000 ...............    5

          Condensed Consolidated Statements of Cash Flows for the Nine
          Month Periods Ended May 31, 2001 and May 31, 2000 ...............    6

          Notes to Condensed Consolidated Financial Statements--
          May 31, 2001.....................................................    7

ITEM 2. Management's Discussion and Analysis or Plan of Operation..........    9

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................   13

ITEM 2. Changes in Securities and Use of Proceeds..........................   13

ITEM 3. Defaults Upon Senior Securities....................................   13

ITEM 4. Submission of Matters to a Vote of Security Holders................   13

ITEM 5. Other Information  ................................................   13

ITEM 6. Exhibits and Reports on Form 8-K...................................   14

SIGNATURES.................................................................   15

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MAY 31, 2001 AND AUGUST 31, 2000

                                                                     MAY 31             AUGUST 31
                                       ASSETS                         2001                2000
                                                                  ------------        ------------
                                                                   (unaudited)          (Note 1)
Current assets:
  Cash and cash equivalents                                       $    844,253        $  2,581,492
  Accounts receivable, less allowance of $5,632                         17,809                  --
  Certificate of deposit                                                20,231                  --
  Prepaid expenses and other assets                                     32,465              23,902
                                                                  ------------        ------------

       Total current assets                                            914,758           2,605,394

Property and equipment, net of accumulated depreciation
  of $1,438,501 and $1,032,886                                       1,828,274           1,208,025
License fee, net of amortization of $2,202,626 and $1,166,046        7,472,142           8,508,722
Note receivable from affiliate                                       1,384,000           1,384,000
Note receivable from shareholder/director                               10,160              32,000
Deposits and other assets                                              212,878             124,726
                                                                  ------------        ------------

       Total assets                                               $ 11,822,212        $ 13,862,867
                                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $     95,062        $    208,949
  Deferred revenue                                                       8,717                  --
  Capital lease obligation                                                  --               1,593
  Dividends payable                                                     47,825                  --
                                                                  ------------        ------------

       Total current liabilities                                       151,604             210,542

Stockholders' equity:
  Series B preferred stock, 6% cumulative, par value $.001
   per share; 10,000,000 shares authorized, 532 and 1000 shares
   issued and outstanding                                                    5                   5
  Common stock, par value $.001 per share; 50,000,000 shares authorized, 11,550,765 and 3,403,713 shares issued and
   outstanding                                                          11,550               3,404
   Additional paid in capital                                       27,583,253          26,654,638
   Accumulated deficit                                             (15,924,200)        (13,005,722)
                                                                  ------------        ------------

       Total stockholders' equity                                   11,670,608          13,652,325
                                                                  ------------        ------------

       Total liabilities and stockholders' equity                 $ 11,881,212        $ 13,862,867
                                                                  ============        ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTH PERIODS ENDED MAY 31, 2001 AND MAY 31, 2000


                                                    2001               2000
                                                 -----------        -----------
                                                 (unaudited)        (unaudited)

Revenues                                         $   303,668        $     6,940

Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)             300,946             24,101
                                                 -----------        -----------

        Gross profit (loss)                            2,722            (17,161)

  General and administrative                       1,356,430          1,120,626
  Depreciation and amortization                    1,439,195            966,922
                                                 -----------        -----------

        Total operating expenses                   2,795,625          2,087,548

        Net loss from operations                  (2,792,903)        (2,104,709)

Other income (expense):
  Interest income                                     56,783             41,565
  Interest expense                                       (36)           (62,928)
  Miscellaneous income                                    36                476
  Rental income                                          300             22,500
  Income tax                                             (50)                --
  Preferred stock conversion penalty                      --            (99,484)
  Exchange (loss)                                    (10,852)               (68)
                                                 -----------        -----------

        Total other income (expense)                  46,181            (97,939)

        Net loss before preferred dividends       (2,746,722)        (2,202,648)

Cumulative preferred dividends declared              171,756          2,412,713
                                                 -----------        -----------

Net loss available to common shareholders        $(2,918,478)       $(4,615,361)
                                                 ===========        ===========

Net loss per common share, basic and diluted     $     (0.37)       $     (1.45)
                                                 ===========        ===========

Weighted average number of shares outstanding,
 basic and diluted                                 7,943,692          3,179,863
                                                 ===========        ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH PERIODS ENDED MAY 31, 2001 AND MAY 31, 2000


                                                     2001              2000
                                                 ------------       -----------
                                                  (unaudited)       (unaudited)

Revenues                                         $    158,132       $     6,479

Expenses:
  Cost of sales (exclusive of depreciation and
   amortization shown separately below)               165,521            16,735
                                                 ------------       -----------

        Gross loss                                     (7,389)          (10,256)

  General and administrative                          767,314           576,014
  Depreciation and amortization                       523,886           405,511
                                                 ------------       -----------

        Total operating expenses                    1,291,200           981,525

        Net loss from operations                   (1,298,589)         (991,781)

Other income (expense):
  Interest income                                      11,585            21,450
  Interest expense                                         --           (28,687)
  Miscellaneous income                                     24                 6
  Rental income                                           300             4,500
  Income tax                                              (50)               --
  Preferred stock conversion penalty                       --           (27,484)
  Exchange loss                                        (9,165)              (68)
                                                 ------------       -----------

        Total other income (expense)                    2,694           (30,283)

        Net loss before preferred dividends        (1,295,895)       (1,022,064)

Cumulative preferred dividends declared and
 conversion dividends                                  47,825         2,405,940
                                                 ------------       -----------

Net loss available to common shareholders        $ (1,343,720)      $(3,428,004)
                                                 ============       ===========

Net loss per common share, basic and diluted     $       (.13)      $     (1.04)
                                                 ============       ===========
Weighted average number of shares outstanding,
 basic and diluted                                 10,330,393         3,306,120
                                                 ============       ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE-MONTH PERIODS ENDED MAY 31, 2001 AND MAY 31, 2000

                                                                  2001             2000
                                                               -----------      -----------
                                                               (unaudited)      (unaudited)
Operating activities:
  Net loss                                                     $(2,746,722)     $(2,202,648)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 1,439,195          966,922
   Preferred stock conversion penalty                                   --           99,484
   Stock options issued for services                               667,589               --
   Changes in assets and liabilities:
    Accounts receivable                                            (17,809)           7,815
    Accounts payable and accrued expenses                         (105,171)          37,968
    Prepaid expenses and other assets                              (96,947)          (1,204)
                                                               -----------      -----------

          Net cash used in operating activities                   (859,865)      (1,091,663)

Investing activities:
  Purchase of property and equipment                            (1,022,863)        (548,200)
  Issuance of notes receivable from affiliate                           --       (1,284,000)
  Issuance of notes receivable from related party                  (10,160)         (32,000)
  Repayment of notes receivable from related party                  32,000               --
  Purchase of certificate of deposit                               (20,000)              --
                                                               -----------      -----------

          Net cash used in investing activities                 (1,021,023)      (1,864,200)


Financing activities:
  Notes payable                                                         --          (13,000)
  Principal payments on capital lease obligation                    (1,593)         (22,129)
  Sale of Common Stock                                              23,500        5,113,881
  Issuance of Common Stock for Preferred Stock penalties           121,742               --
                                                               -----------      -----------

          Net cash used in financing activities                    143,649        5,078,752

          Net increase (decrease) in cash                       (1,737,239)       2,122,889

Cash and cash equivalents, beginning of period                 $ 2,581,492      $   889,620
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $   844,253      $ 3,012,509
                                                               ===========      ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended May 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2001. The balance sheet at August 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the fiscal year ended August 31, 2000, included in its Form 10-KSB for such fiscal period.

     The  consolidated  financial  statements  include  the  accounts of BestNet
Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and Bestnetravel, Inc. All material intercompany balances and transactions have been eliminated. The Statement of Operations for the three and nine-month periods ended May 31, 2000, have been reclassified to conform to the presentation used for the three and nine-month periods ended May 31, 2001.

NOTE 2 - PER SHARE DATA

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

NOTE 3 - TRANSACTIONS WITH SOFTALK, INC.

     On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc. ("Interpretel (Canada)", entered into an agreement with Softalk, Inc. ("Softalk") with respect to the purchase of certain Softalk assets (products and accounts) in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada) (the "Class A shares"). Under the terms of the purchase agreement, Softalk also granted Interpretel (Canada) a right-of-first-refusal with respect to the sale of Softalk or any of its intellectual property, software and patents. The Class A shares were exchangeable on a one-for-one basis for shares of the Company's common stock at any time. The issuance of the Class A shares was recorded at $10,000,000, the fair value of the Company's common shares (into which the Class A shares were convertible), as of the transaction date.

     On November 10, 2000, Softalk exercised its exchange rights under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for the Class A shares. At May 31, 2001, Softalk owned approximately 38% of the issued and outstanding shares of BestNet common stock.

     On August 6, 1999, the Company established a loan facility in favor of Softalk. Under this facility, the Company agreed to loan Softalk up to $2 million, bearing interest at the rate of prime (as announced by Citibank in New York, New York) plus one percent (1%). At May 31, 2001, the outstanding principal balance under this facility was $1,384,000. Softalk may, at its option and at any time, repay any amount of outstanding principal plus interest accrued thereon by issuing shares of Softalk capital stock to the Company in lieu of and in full satisfaction of repayment of the principal and interest owed to the

Company. The number of shares of Softalk capital stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of establishment of the loan facility. If the outstanding principal balance is less than $2 million at the time of such repayment, then the number of shares of Softalk capital stock issuable to the Company would be calculated on a pro-rated basis.

     On March 1, 2000, the Company loaned $32,000 to Rosnani Atan, then a director of the Company and officer of Softalk, and a contract employee of the Company. The loan was made pursuant to a promissory note that is due and payable on March 1, 2002, and bears interest at the rate of 7.75% per annum. On March 1, 2001, the loan was repaid with accrued interest of $2,480.

     On January 11, 2001, the Company issued options to purchase an aggregate of 500,000 shares of common stock of the Company in consideration for product customization services. The options vest, if ever, equally over a three-year period.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, Vice President and director of the Company. Total outstanding principal and accrued interest is due on September 1, 2003. The loan was made pursuant to an unsecured promissory note that is due and payable September 1, 2003 and bears interest at the rate of 8.50% per annum.

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

NOTE 6 - SEGMENT INFORMATION

     The following represents the reportable segments of the Company for the nine months ended May 31, 2001. There was no such segment information for the same period ended May 31, 2000.

                                                  Operating
                                  Net Sales     (Loss) Income     Total Assets
                                  ---------     -------------     ------------
      BestNet Communications       $242,268       $(10,038)        $11,820,861
      Bestnet Travel                 61,400         12,760               1,351
                                   --------       --------         -----------

      Total                        $303,668       $  2,722         $11,881,212
                                   ========       ========         ===========

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

OPERATIONS OVERVIEW

     During the nine-month period ended May 31, 2001, the Company completed the first phase and part of the second phase of its three-phase development strategy with respect to the roll-out of its Internet-based telecommunications service known as BestnetCall. Phase I included the development of BestnetCall, the core Internet telephony product licensed to the Company by Softalk, Inc., and a proprietary central office network with points-of-presence (POP) in New York, Los Angeles and Toronto connected to global wholesalers of long distance minutes. Marketing efforts were limited to the recruitment of a number of multi-national organizations that assisted the Company through its beta trials. Infrastructure build-out focused entirely on software and network development personnel.

     Phase II included the diversification of the Company's product offering to include enabling any device that can access the Internet to launch calls including personal digital assistants (PDAs), pocket PCs, and wireless devices like the Palm VII and the Blackberry. The Company is in the process of completing the commercialization of its products that includes building complete system redundancy, global 24x7 customer service and proactive use of customer service for retention and growth of the customer base.

     Implementation of the Company's recently completed comprehensive business plan will require seeking additonal capital to create a corporate infrastructure to facilitate global marketing and sales strategies consisting of both indirect and direct sales initiatives.

     Phase III, the final phase in the Company's development strategy, will focus primarily on global expansion along with becoming profitable.

     Revenues grew during the past quarter, however, the Company does not anticipate revenues to begin showing significant growth until recently signed contracts come on stream over the next six months.

     The United States Patent & Trademark Office granted a patent to Softalk, Inc. (patent # 6188683) for technology relating to the use of the Internet to establish long distance voice communications. By contractual agreement with Softalk, Inc. BestNet holds the exclusive worldwide rights to sell, market, and sublicense Softalk's Internet related telephony products for commercial applications. The Canadian Patent (#2,198,024) was approved on February 16, 2001.

BUSINESS OF BESTNET AND SUBSIDIARIES

OVERVIEW

     Founded on July 10, 1986, BestNet develops, markets, sells, and sublicenses Internet-based telecom technologies. Substantially all of our development activities are performed by a third party pursuant to contractual agreements. Although founded in 1986, we did not commence operations until 1995. From 1995 until June 1999, we developed software for customized calling card services and created an infrastructure to market and distribute our product and services. During this period, BestNet's efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990s, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing our Bestnetcall web-enabled long distance service. On September 27, 2000, we changed our name to BestNet Communications Corp.

     On April 23, 1999, we entered into a licensing agreement with Softalk, Inc., a technology company based in Ontario, Canada ("Softalk"). Softalk develops Internet-based telecommunication technologies that enable users to initiate long distance calls from anywhere in the world by accessing a specific Internet website. This technology enables users to, among other things, make international telephone calls at substantially reduced rates from those offered by traditional long distance carriers. This licensing agreement granted BestNet certain marketing and customer service rights with respect to Softalk's Internet-based telecommunications technologies. The licensing agreement was later amended and restated on October 25, 1999, to grant us exclusive rights to distribute, market, service, sell, and sublicense Softalk's Internet-based telecommunications technologies and related services and products to commercial accounts and a worldwide non-exclusive license for individual accounts. We also have the exclusive right to provide billing and customer support services for all customer accounts. In consideration for such licensing rights, the Company has paid Softalk an aggregate of $200,000.

     Pursuant to a product customization and development agreement, Softalk, on behalf of BestNet, began building telecommunication facilities (known as points-of-presence) in Toronto, Canada, Los Angles and New York, including installing high-capacity switches and Internet servers. Softalk also completed the development of specialized software used for data management, billing and customer service requirements.

     The brand name for our web-enabled long distance service is Bestnetcall, which was first made available to the public on April 17, 2000. We are presently focusing our marketing efforts on selling Bestnetcall to select companies with international locations and/or clients.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2001 COMPARED TO NINE MONTHS ENDED MAY 31, 2000

     REVENUES. The Company had revenues of $303,668 for the nine-month period ended May 31, 2001, as compared to $6,940 for the prior fiscal period. The Company focused all of its resources on the development of its new Bestnetcall service. Revenues generated were attributable to fees derived from the sale of the Company's Bestnetcall and Bestnetravel services.

     GROSS PROFIT. Gross profit is total revenue minus cost of goods sold. Gross margin is gross profit as a percentage of total revenue. Gross margin for the quarters ended November 30, 2000, February 31, 2001 and May 31, 2001 were 18%, 7% and 1% respectively. The decline in gross margin resulted from increased expenses quarter-to-quarter related to the cost of installing points of presence in Los Angeles and New York to support the Company's Bestnetcall service.

     COST OF SALES. Cost of sales increased to $300,946 for the nine-month period ended May 31, 2001, from $24,101 for the nine months ended May 31, 2000. Current period costs consisted of long distance costs from carriers for the Bestnetcall service and costs associated with the maintenance of the points of presence in Los Angeles and New York.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,356,430 for the nine months ended May 31, 2001, from $1,120,626 for the nine months ended May 31, 2000. Marketing and advertising fees increased to $298,239 from $177,845 in the previous fiscal year due to the costs associated with marketing the Bestnetcall service. Bad debt expense increased to $22,359 for the nine months ended May 31, 2001 from zero due to the use of stolen credit cards on the Bestnetcall web site. The Company has also established an allowance for bad debt in the amount of 3% of quarterly sales for the BestNetcall product

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1,439,195 for the nine months ended May 31, 2001, from $966,922 for the nine months ended May 31, 2000. This increase was attributable to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income increased to $56,783 for the nine months ended May 31, 2001, from $41,565 for the nine months ended May 31, 2000. All of the Company's interest income during the quarter was from its money market fund. The increase was attributable to a higher balance in this account.

     INTEREST EXPENSE. Interest expense decreased to $36 for the nine months ended May 31, 2001, from $62,928 for the nine months ended May 31, 2000. The decrease in interest expense in fiscal 2001 was related to a short-term $2,000,000 promissory note executed on December 21, 1999, which was prepaid in March 2000.

     PREFERRED STOCK CONVERSION PENALTY. For the nine months ended May 31, 2000, the Company incurred monthly liquidated damages to a holder of the outstanding shares of the Company's Series A Preferred stock equal to 2% of the purchase price of the Series A Preferred Stock for each month in the quarter. All shares due for accrued penalties payable were issued on May 15, 2000 and, therefore, there are no similar expenses for the quarter ended May 31, 2001.

     PREFERRED DECLARED AND DEEMED DIVIDENDS. Dividends on the Company's outstanding shares of Series B Preferred Stock decreased to $171,756 for the nine months ended May 31, 2001, from $2,412,713 for the nine months ended May 31, 2000. Approximately $2.4 million of the decrease was due to a one time beneficial deemed dividend. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were zero for the nine months ended May 31, 2001, as compared to $21,234 for the nine months ended May 31, 2000. On May 9, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on November 15, 2000. Assuming the conversion of the Series B Preferred Stock on May 29, 2001, such shares would have been convertible into an aggregate of 1,686,914 shares of common stock based on the applicable conversion ratio.

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

     REVENUES. The Company had revenues of $158,132 for the three-month period ended May 31, 2001, as compared to $6,479 for the three months ended May 31, 2000. During this period the Company focused all of its resources on the development of its new Bestnetcall service. Revenues generated were attributable to fees derived from the sale of the Company's Bestnetcall and Bestnetravel services.

     COST OF SALES. Cost of sales increased to $165,521 for the three-month period ended May 31, 2001, from $16,735 for the three months ended May 31, 2000. Current period costs consisted of long distance costs from carriers for the Bestnetcall service and costs associated with the maintenance of the Company's points of presence in Los Angeles and New York used to support the Company's Bestnetcall service.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $767,314 for the three months ended May 31, 2001, from $576,014 for the three months ended May 31, 2000. Marketing and advertising fees increased to $266,287 from $148,309 in the previous fiscal quarter due to the cost associated with marketing the Bestnetcall service. The Company has also established an allowance for bad debt in the amount of 3% of quarterly sales. This resulted in an increase of $2,956 for the three months ended May 31, 2001, from zero in the comparable period in fiscal 2000.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $523,886 for the three months ended May 31, 2001, from $405,511 for the three months ended May 31, 2000. This increase was attributable to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income decreased to $11,585 for the three months ended May 31, 2001, from $21,450 for the three months ended May 31, 2000. All of the Company's interest income during the quarter was from its money market fund. The decrease was attributable to a lower balance in this account.

     INTEREST EXPENSE. Interest expense was zero for the three months ended May 31, 2001, compared to $28,687 for the three months ended May 31, 2000. The decrease in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999, which was repaid in March of 2000.

     PREFERRED STOCK CONVERSION PENALTY. For the three months ended May 31, 2000, the Company incurred monthly liquidated damages to Series A Preferred shareholder equal to 2% of the purchase price of the Series A Preferred Stock for each month in the quarter. All shares due for accrued penalties payable were issued on May 15, 2000 and, therefore, there are no similar expenses for the quarter ended May 31, 2001.

     PREFERRED DECLARED AND DEEMED DIVIDENDS. Dividends on the Series B Preferred Stock decreased to $47,825 for the three months ended May 31, 2001, from $2,405,940 for the three months ended May 31, 2000. Approximately $2.4 million of the decrease was due to a one time beneficial deemed dividend. Dividends accumulate, with respect to the outstanding shares of the Series B
Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series A Preferred Stock were $5,461 for the three months ended May 31, 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, are payable quarterly and may be paid in cash or in shares of 6% Preferred Stock valued at $1,000 per share, at the Company's option. The Company has elected to pay the dividends in stock. All remaining shares of Series A Preferred Stock were converted into common stock on May 11, 2000. All shares for accrued dividends payable for the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. Assuming the conversion of the Series B Preferred Stock on May 29, 2001, such shares would have been convertible into an aggregate of 1,686,914 shares of common stock based on the conversion ratio.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2001, the Company had cash of $844,253. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital. The Company anticipates it will have to raise additional capital over the next six months to fund its operations. No assurance can be given that the Company will be able to obtain additional capital when needed, or that if available, such capital will be on terms acceptable to the Company.

     Pursuant to a letter agreement by and between BestNet and Softalk dated August 6, 1999, the Company agreed to loan Softalk up to an aggregate of $2,000,000, from time to time, but no later than August 6, 2000. At June 19, 2000, the aggregate principal amount outstanding under this agreement was $1,384,000. Softalk must repay any amounts borrowed and the accrued interest thereon on the anniversary of each payment date. At its election, Softalk may repay the amount due in either cash or by converting the amount due into shares of Softalk capital stock. The terms of the loan were extended for an additional year to August 6, 2001.

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On April 23, 2001, the Company entered into a telecommunications service and marketing consulting agreement with BDO Watson Ltd., a major international telecommunications consulting firm. BDO International is the sixth largest accounting and consulting firm in the world with over 500 offices in 96 countries. Under terms of the agreement, the Company will offer its telecommunications services for BDO's use worldwide. In addition, BDO Watson will assist in creating a global marketing strategy. BDO Watson has built a branded and customized website to be formally launched in July 2001. This site will be a gateway to telecommunications services for use by BDO offices and will be available to their clients on a world-wide basis.

     The Company has signed an agreement with Nothing But Net Results to introduce web-initiated calling (PhoneThrough) to quickly connect internet banner providers to their customers. PhoneThrough works with existing advertising networks simply by directing the traffic to a "Call Me" page that automatically dials the advertiser's telemarketing services. PhoneThrough uses the public telephone network, and permits connections immediately or at a later time. "PhoneThrough combines the immediate gratification of online advertising for both banners and email, with the comfort and effectiveness of a live operator." Nothing But Net Results, Inc. has specialized in online advertising, telemarketing, telecommunications and the Internet since 1998 when it launched the first cost per action banner network PhoneThrough is now available and a demonstration is at http://www.nbnr.com.

     The Company has signed a software marketing and distribution agreement with Tucows, Inc., a leading distributor of e-business services and applications on the Internet. Under the terms of the Agreement, Tucows will provide preferential advertising on its site to promote software downloads for the Company's
Bestnetcall Palm OS(TM) and Desktop software application. The Tucows site attracts 6.5 million unique visitors per month. In exchange, Tucows will participate in a revenue sharing arrangement for customers acquired as a result of visiting its website.

     The Company announced the launch of Phone2Phone Online.com, a custom branded long distance and conference calling service created for Amway/QUIXTAR distributors (Independent Business Owners)(IBOs) affiliated with Network Twenty-One International. Based in Atlanta, Georgia, Network 21 has affiliated offices in 20 countries worldwide and is one of the largest Amway/QUIXTAR distributor training and support organizations in the world. The Phone2Phone Online Service will be available to all IBOs affiliated with Network 21 in North America, and IBOs in a number of select markets outside North America. Using BestNet's patented internet-based long distance and conference calling technology, this powerful business tool will allow IBOs to reduce the cost of international long distance, as well as provide interactive communication with prospective clients and business relationships. As an example, a "Call Me" function is an icon based image that can be emailed, or pasted onto any document for worldwide electronic distribution. By clicking on the "Call Me" icon, the recipient initiates a free call back to the IBO. The service is comparable to a private 800 service, but without the typical high cost or geographic restrictions. The agreement between Network 21 and BestNet Communications Corp. encourages the use of Phone2Phone Online for internal use by Network 21 and its international affiliates, as well as expanding distribution to other Amway/QUIXTAR distributor support and training organizations in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a) Exhibits.

        None.

     b) Reports on Form 8-K

        No reports on Form 8-K were filed during the fiscal quarter ended May 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 16, 2001                  BESTNET COMMUNICATIONS CORP.



                                      By: /s/ Gerald I. Quinn
                                          --------------------------------------
                                          Gerald I. Quinn
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Accounting Officer)