Form 10QSB/A
period 2001-05-31
BESTNET COMMUNICATIONS CORP
filed 2001-07-31
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                          BESTNET COMMUNICATIONS CORP.

                                  FORM 10-QSB/A

The undersigned Registrant hereby amends its Form 10-QSB for the Quarter ended May 31, 2001, as follows:

Part I - Item 1 - Condensed Consolidated Balance Sheets for May 31, 2001 and August 31, 2000 - is hereby replaced in its entirety with Part I - Item 1 - Condensed Consolidated Balance Sheets for May 31, 2001 and August 31, 2000, filed with this amendment. This filing is being made to correct an inadvertent error in the Total liabilities and stockholders' equity figure as previously disclosed.

Part I - Item 1 - Notes to Financial Information - Number 6 - Segment Information - is hereby replaced in its entirety with Part I - Item 1 - Notes to Financial Information - Number 6 - Segment Information, filed with this amendment. This filing is being made to correct an inadvertent error in the Total liabilities and stockholders' equity figure as previously disclosed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2001               BESTNET COMMUNICATIONS CORP.


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

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MAY 31, 2001 AND AUGUST 31, 2000

                                                                   MAY 31          AUGUST 31
                                       ASSETS                       2001             2000
                                                                -------------     ------------
                                                                  (unaudited)       (Note 1)
Current assets:
   Cash and cash equivalents                                     $    844,253     $  2,581,492
   Accounts receivable, less allowance of $5,632                       17,809               --
   Certificate of deposit                                              20,231               --
   Prepaid expenses and other assets                                   32,465           23,902
                                                                 ------------     ------------

       Total current assets                                           914,758        2,605,394

Property and equipment, net of accumulated depreciation
  of $1,438,501 and $1,032,886                                      1,828,274        1,208,025
License fee, net of amortization of $2,202,626 and $1,166,046       7,472,142        8,508,722
Note receivable from affiliate                                      1,384,000        1,384,000
Note receivable from shareholder /director                             10,160           32,000
Deposits and other assets                                             212,878          124,726
                                                                 ------------     ------------

       Total assets                                              $ 11,822,212     $ 13,862,867
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                         $     95,062     $    208,949
   Deferred revenue                                                     8,717               --
   Capital lease obligation                                                --            1,593
   Dividends payable                                                   47,825               --
                                                                 ------------     ------------

       Total current liabilities                                      151,604          210,542

Stockholders' equity:
  Series B preferred stock, 6% cumulative, par value
    $.001 per share; 10,000,000 shares authorized, 532 and
    1000 shares issued and outstanding                                      5                5
   Common stock, par value $.001 per share; 50,000,000 shares authorized, 11,550,765 and 3,403,713 shares issued and
     outstanding                                                       11,550            3,404
   Additional paid in capital                                      27,583,253       26,654,638
   Accumulated deficit                                            (15,924,200)     (13,005,722)
                                                                 ------------     ------------


       Total stockholders' equity                                  11,670,608       13,652,325
                                                                 ------------     ------------

       Total liabilities and stockholders' equity                $ 11,822,212     $ 13,862,867
                                                                 ============     ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

NOTE 6 - SEGMENT INFORMATION

The following represents the reportable segments of the Company for the nine months ended May 31, 2001. There was no such segment information for the same period ended May 31, 2000.

                                                    Operating
                                     Net Sales    (Loss) Income     Total Assets
                                     ---------    -------------     ------------

BestNet Communications                $242,268       $(10,038)       $11,820,861

Bestnet Travel                          61,400         12,760              1,351
                                      --------       --------        -----------

Total                                 $303,668       $  2,722        $11,822,212
                                      ========       ========        ===========