Form 10KSB40
period 2001-08-31
BESTNET COMMUNICATIONS CORP
filed 2001-11-19
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

[] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         5075 East Cascade Road, Suite K
                          Grand Rapids, Michigan 49546
                    (Address of principal executive offices)

                                 (616) 977-9933
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(g) of the Act:

Name of exchange on which registered                         Title of Each Class
------------------------------------                         -------------------
                None                                                 None

              Securities registered under Section 12(b) of the Act:
                          Common Stock, $.001 Par Value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2001: $493,260.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 7, 2001 was approximately $13,750,170 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 7, 2001 was 14,981,241.

     Documents Incorporated by Reference - None.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

ITEM 1. DESCRIPTION OF BUSINESS.

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH WE BELIEVE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF BESTNET COMMUNICATIONS CORP. (FORMERLY, WAVETECH INTERNATIONAL, INC.). IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES ON THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER SEVERAL FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY BESTNET WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. BESTNET IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

BUSINESS DEVELOPMENT

     Founded on July 10, 1986, BestNet Communications Corp., a Nevada corporation (formerly Wavetech International, Inc.) ("BestNet" or the "Company"), develops, markets sells, and sub-licenses patented Internet-based telecommunications technologies and services. Substantially all of our development activities are performed by Softalk, Inc. ("Softalk"), an Ontario, Canada-based technology company that is also a major shareholder of BestNet. Although founded in 1986, we did not commence operations until 1995. From 1995 until June 1999, we developed software for customized calling card services and created an infrastructure to market and distribute our products and services. During this period, BestNet's efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990's, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing our BestNetcall web-enabled long distance service. On September 27, 2000, we changed our name to BestNet Communications Corp.

     On April 23, 1999, we entered into a licensing agreement with Softalk. Softalk develops Internet-based telecommunication technologies that enable users to initiate long distance calls from anywhere in the world by accessing a specific Internet website. This technology enables users to, among other things, make international telephone calls at substantially reduced rates from those offered by traditional long distance carriers. This licensing agreement granted BestNet certain marketing and customer service rights with respect to Softalk's technologies. The licensing agreement was later amended and restated on October 25, 1999, to grant BestNet exclusive global rights to distribute, market, service, sell, and sublicense Softalk's services and products to commercial accounts and on a worldwide non-exclusive basis individual consumer accounts. BestNet also has the exclusive right to provide billing and customer support services for all customer accounts. In consideration for such licensing rights, the Company has paid Softalk an aggregate of $200,000 (All dollar amounts are denominated in U.S. currency unless otherwise stated).

     After entering into the Softalk licensing agreement, with Softalk's assistance BestNet began building telecommunication facilities in Toronto, Canada, and in the U.S.A. in New York, New York and in Los Angeles, California including the installation of high-capacity switches and Internet servers. Softalk, under a separate contract with BestNet, completed the development of specialized software used for data management, billing and customer service requirements.

     The brand name for our web-enabled long distance service is Bestnetcall. The service was first made available to the public on April 17, 2000. We are presently focusing our resources on marketing Bestnetcall to selected companies with international locations and/or clients. As of the date of this report, we have 3,000 clients with an aggregate of 3,500 persons using our Bestnetcall service.

     Users of our Bestnetcall service are able to do the following by accessing our website at www.bestnetcall.com:

     *    enroll;

     *    place calls;

     *    pay for service; and

     *    access customer service immediately on the Internet.

     Bestnetcall does not require the purchase of special hardware or software by the customer and uses their existing telephone equipment. Users only need access to the Internet and an available phone line. Bestnetcall also offers immediate billing to all users and accepts various payment methods, including pre-paid or post-paid credit card payments and invoicing options.

     Following a telephone calls completion, the total cost for that call may be viewed on the caller's online account. Call detail records may be printed or copied to Word or Excel applications. The Bestnetcall service also includes features such as speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via the website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

BestNet Services

     During the fiscal year ended August 31, 2001 ("Fiscal 2001"), BestNet, using Softalk's patented technology, has contracted Softalk to create a wide range of telecommunications products and services. Internet devices that can access the Internet can be used by BestNet to enable telephone calls. The Bestnetcall suite of products include the following services:

Long Distance Calling

     Organizations can decrease the cost of their long distance bill while still retaining the toll quality required to conduct business. Bestnetcall provides the core benefits of lower prices, quality service and on-line real-time billing. Other significant benefits include point and click FROM and TO directories, point and click dialing using directories from Microsoft Outlook, speed dialing, email calling, billing codes, country and city code look-up, time zone information and dialing examples.

Conference Calling

     Bestnetcall offers a conference-calling product that can be used to initiate immediate or scheduled conference calls. The chairperson can either launch successive legs for an immediate conference call or enter and save information for a conference call to be launched automatically at a future date. There are no set-up or administrative charges for the Bestnetcall conference calling facility. This service can reduce the cost of conference calls by up to 80% as compared to traditional conferencing services currently offered by carriers.

Call Me Services

     Through our Bestnetcall service we are able to offer customers the following services:

     *    Customer Service Centers
          Our customer service centers can enable customers worldwide to call about subjects of interest such as product information, enrollment issues and company information.

     *    Click through banner
          The banner advertising industry can voice-enable their banners to achieve far more effective sales results. Potential customers who access the banner are able to click on the banner to call through to the banner provider and obtain more information about the product being advertised - thereby increasing the sales.

     *    Web Chat - click to join
          Through the Bestnetcall architecture, Web Chat providers can enable users of their service to escalate from on-line chat to a live conversation. In this situation, numbers remain private and users do not have access to numbers of other users.

     *    Anonymous calling
          The architecture of Bestnetcall allows for total security regarding both the FROM and TO legs. The FROM and TO numbers are never displayed, thus it is not possible to determine from where a call is being placed. Certain website providers need both numbers to be anonymous or private, so the callers do not know the numbers they are dialing, nor should the person being called know which number is dialing them.

     *    Call Shacks
          The BestNet Internet telephony system can be used to enable telephone calls in facilities that sell minutes to consumers for use on one of the telephones within the "call shack" or "telephone store". A web-enabled computer can not only launch calls from any number of extension phones or phones connected to direct lines within the call shack, but can also monitor real-time use of the minutes and the actual cost of each call. Call shacks are used by migrant workers in the U.S. to call home and in many countries where consumers do not have any other access to a telephone. The BestNet system allows BestNet to also monitor real time activity that minimizes the occurrence of payment fraud by the call shack.

Sales Calls

     The Bestnetcall architecture provides the ability to supply sales organizations, such as real estate companies and automobile sales companies, a telecommunications infrastructure whereby customers can call in, review and purchase products. Enrollment and billing infrastructures are also provided.

Satellite Calls

     Bestnetcall allows for terrestrial offices to call remote platforms such as ships, airplanes, oilrigs, etc. Bestnetcall has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls to the terminal at a remote location.

Mobile Calling

     Bestnetcall has developed a wireless application that operates on the Palm VII and other wireless enabled Palm devices to enable users to place calls while away from the office. An application has also been developed for the Pocket PC on Personal Digital Assistant's ("PDA's") such as the Compaq iPAQ.

     Bestnetcall also enables calls to be launched via email devices such as the Blackberry manufactured by Research in Motion and mobile phones that have text messaging. These capabilities expand the target customer-base for BestNet's services. We believe the increased availability created by mobile calling makes the product more attractive to users. BestNet is currently investigating the opportunity to offer pager calling, where the customer uses a pager to initiate a phone call.

     All calls from these devices are billed in the same way as calls placed through our web product.

MARKET STRATEGIES

     BestNet offers its Bestnetcall service through both direct sales and indirect sales channels. Our target markets include:

     *    Business and Industry;

     *    Telecommunication Carriers;

     *    Internet Service Providers;

     *    Governmental agencies;

     *    Browser Based Services such as AOL, Yahoo and Amazon.com;

     *    Affinity Groups;

     * Other organizations, including charities, religious organizations, schools and alumni associations; and

     *    Individual Consumers.

     Our marketing efforts are targeted at international long distance users in a number of key geographic areas in the world. Initially, our marketing strategy will focus primarily on the following geographic regions due to greatest savings potential:

     *    Caribbean;

     *    North America;

     *    Asia Pacific;

     *    Central & South America;

     *    Europe; and

     *    Middle East.

Direct Sales

     BestNet utilizes the following marketing and sales strategies to generate revenue and increase customer usage:

     * Direct Mail and e-mail Solicitations - BestNet sends solicitation materials to prequalified potential users. These materials refer or link the potential user to www.bestnetcall.com and offer a subscription to the Bestnetcall service. Recipients are invited to use the service or request more information. These direct mail or e-mail solicitations are launched on a continuous basis currently by an in-house staff. Future direct mail initiatives will be launched using a combination of in-house resources and external resources.

     * Telemarketing - BestNet currently markets it services through special incentive offerings to its existing customer base. Telemarketing operations will be initiated through the customer service operations during the fiscal year ending August 31, 2002 ("Fiscal 2002").

     * Media Advertising and Promotion - Limited advertising in key print and electronic media targeted at specific market segments has been initiated in the form of national magazines. Additional initiatives such as advertising in specific trade publications and Internet advertising will be considered during the coming year based on an analysis of the cost-effectiveness of these present activities; and

     * Public Relations Activities - A corporate communications and public relations specialist within BestNet is responsible for developing a comprehensive global communications program. This communications program will include initiating appropriate news releases, feature print articles in industry and trade specific publications, local print media and feature editorial support. The Bestnetcom.com website is being redeveloped to include a "frequently asked questions" section to facilitate direct communication with shareholders, stakeholders, customers and the public-at-large.

Indirect Sales

     Indirect sales efforts will be centered around the following four types of organizations:

     * Carriers - The Bestnetcall services are being made available to other telecommunication carriers, resellers and internet service providers for resale to their clients. These types of indirect sales organizations will be solicited through direct mail, e-mail, fax and direct sales calls by BestNet personnel;

     * Professional Service Firms - Accounting firms, consultants and legal firms are being solicited to use our Bestnetcall service and to provide this service to their clients as a means of saving money on international long distance calls;

     * Retailers and Special Service Providers - BestNet is approaching large retailers and special service providers such as dating services, Internet advertisers and hardware manufacturers to offer our services as a value-added service. These relationships are revenue sharing initiatives with the client organization receiving a negotiated percentage of gross revenue generated by our services; and

     * Agent/Distributors - BestNet is establishing a global network of agents and distributors who will market our services to corporate organizations and consumers.

PROJECT MANAGERS

     To date, BestNet has hired two project managers and a sales coordinator. The project managers sell, maintain and service major accounts while the sales coordinator is responsible for selling to special service providers and affinity groups.

INDUSTRY BACKGROUND AND MARKET DEMAND

     The Internet is quickly emerging not only as a fast, reliable channel for communication, but also as a means of telecommunication capable of replacing the telephone network.

     We believe there are five key trends impacting the telecommunications industry today. These trends are:

     * The rapid evolution of the Internet: Fortune Magazine predicts that by the year 2003, 70% of the U.S. population will be using the Internet and business-to-business (B2B) revenue will approach $1.3 trillion (Forrester).

     * The demand for data: The demand for data is predicted to be two times that for voice (Business Week, January 2000). Customers will demand high speed Internet access.

     * New and improving technology: Telecommunications Magazine predicts that by the year 2003, U.S. cell-phone penetration will be 60%, with Japan approaching 70%, and Europe over 80%. As the technology improves, the demand will increase.

     * Demand for services: Business customers want to focus on their core business, and procure outside services for non-strategic functions. Business and consumers want to be empowered to have access to services and information when it is convenient to them.

     * The changing regulatory environment: Deregulation is encouraging telecommunications companies to enter each other's markets. Increased competition stimulates globalization as companies move to add geography, customers, expertise, and technology to their business.

     The Gartner Group predicts that Business to Consumer (B2C) transactions will reach $380 billion by 2003, and B2B will exceed $7 trillion by 2004. In July 2000, Forrester Research predicted that 65% of corporate buyers plan to buy at least some telecommunications services on-line; several telecom-purchasing managers stated that, "if their carriers are not Web-enabled in two years, they will switch suppliers."

     The potential benefits offered by Voice-over-IP (VOIP) and other forms of Web telephony have captured the interest of the media, investors and consumers. The appeal of Internet telephony can be attributed to the fact that it offers a cost-effective alternative to services provided by traditional telecom carriers and provides the ability to make free phone calls using the Internet.

     There are several forms of Internet telephony, including, PC-to-phone, PC-to-PC, web-enhanced telephony and phone-to-phone via PC. PC-to-phone, PC-to-PC, and web-enhanced telephony all require specific software or hardware components. Meanwhile, phone-to-phone via PC uses an Internet connection and the existing telephone public switch telephone network (PSTN) infrastructure. [All these forms of communication offer significant cost savings when compared to using a traditional carrier, however, phone-to-phone via PC provides higher quality voice because it utilizes the PSTN infrastructure.

The Challenges

     Historically, the Internet telephony market, has had its share of obstacles. A major disadvantage has been inconsistent service and unpredictable sound quality. For instance, some calls may be relatively clear, while others contain background interference and a delay in voice transfers.

     Another perceived disadvantage of Internet telephony is the need to purchase or install new hardware and/or software to enable the user to make calls using the Internet. VoIP requires a minimum of an internet connection, a microphone and sound card; web-enhanced telephony requires a minimum of an internet connection and uses multiple combinations of audio and video hardware. Phone-to-phone via PC requires an Internet connection and a phone.

     Perhaps one of the biggest challenges facing the Internet telephony market is getting people to change their habits. Instead of using the keyboard on a phone to place calls, vendors in this space have to convince potential customers of the benefits of using the keyboard on a computer to place phone calls. The inducement to make the change presently is the significant cost savings in placing long distance calls via our Bestnetcall Service.

     The inherent diversification of the Bestnetcall product suite addresses the above challenges directly.

Looking Ahead

     Despite the challenges, however, the Internet telephony market is expected to grow substantially over the next five years. Moreover, according to an IDC report, a leading technology research firm, the world wide Internet telephony market is estimated to grow from 310 million minutes of use in 1998 to 135 billion in 2004. Revenues for this service are projected to increase from $480 million in 1999 to $19 billion by 2004. The report also estimates that the business market will implement extensive use of Internet telephony exceeding the consumer market by 2004.

PSTN - Toll Quality

     At the present time and for the foreseeable future, reliable, consistent toll quality voice calls are best facilitated using the PSTN. For this reason, we believe business users will continue to use telephone lines as the primary carriers of long distance service while consumers will be the biggest users of VoIP. The PSTN will continue to be used by business as opposed to alternatives found in the Internet and cable systems for the following reasons:

     *    Speed of communication;
     *    Quality of communication;
     *    Reliability of communication; and
     *    Ease of operation.

Low Cost Rates

     The global telecommunications industry has been highly regulated. However, over the past several years, North America and parts of Europe have enjoyed significant deregulation, which has resulted in a highly competitive long distance service industry. The U.S. and Canada have among the lowest telephone rates in the world and the U.S. has emerged as the lowest cost supplier of long distance rates. U.S. deregulation has resulted in sizable reductions in the wholesale cost of long distance services available to long distance resellers. Although declining rates have been symbolic in the U.S., Canadian and some European long distance markets, we believe international rates to and from many other countries have been slow to decline for two major reasons:

     (1) Foreign telephone company (Telco) management are reluctant to reduce their rates given their monopoly status; and

     (2) In some areas of the world, governments have been reluctant to antagonize strong Telco unions.

     In the long term, it is unlikely that these high rates can be maintained as new technologies render the Telco monopolies ineffective. We believe that such new technologies will evolve around the emergence of the Internet as a mass communications and commerce medium.

     A number of companies started Internet telephony operations in the last few years. The intense competition in the telecommunications market, in addition to the growth of e-commerce, has necessitated a drive towards exploring new levels of decreasing costs and resulted in the genesis of Internet telephony.

     We believe usage and competitive pressures will drive down telephony pricing on a global basis. Price, enhanced services and quality will become the only major differentiators in the market over the next 24 months.

     BestNet is concentrating its efforts on the corporate and business markets. BestNet uses the Internet to enable, control and manage PSTN calls accessed from its central offices in New York, Los Angeles and Toronto. BestNet is bringing the best wholesale long distance rates (which are in the U.S.) to the entire world. The Company can offer access to global markets including direct access to North American business and consumer markets to any carrier worldwide wishing to connect to its switches in the U.S. and Canada.

The Inmarsat Telephony Market

     One of the fastest growing telephony markets in the world is global satellite telephony communications. The Inmarsat communication system consists of four satellites circling the globe. These satellites provide telecommunication services through terrestrial uplink carriers to areas not covered by traditional telecommunication services.

BESTNET'S SOLUTION

     Under its licenses from Softalk, BestNet provides commercial voice quality Internet-enabled long distance services to corporate and residential subscribers. Our Web-based solution offers subscribers access to low cost long distance rates by using the Internet as the means to launch calls and to view billing within seconds after completing a call.

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

     BestNet provides customers access to its network through its switches located in New York, Los Angeles and Toronto. Additional switch locations are planned for deployment in major cities in North America, Asia and Europe. The deployment of these additional switches will follow as demand dictates and capital resources become available.

BESTNETCALL - ENHANCEMENTS

     During the past year, Bestnetcall service added a number of enhancements:

     * Conference Calling - This feature allows users to connect up to 64 parties on a single call, using their personal computer to initiate the calls. Conference calls may be launched immediately or prescheduled for a specific time and date. All conference calls will display the status to the conference administrator via the Bestnetcall website and offer substantial rate reductions compared to conventional conference call services provided by the major long distance providers;

     * An improved graphical user interface - This feature allows the user access to more information, as well as provides much quicker load times, which is critical where Internet connections are slow;

     * A desktop application - This feature was designed for networked office users without a dedicated Internet connection, or where Internet connections are very slow. The desktop application resides on the user's personal computer and uses small-packet transmission to quickly initiate calls. Furthermore, this feature saves time by not requiring a browser, website navigation or log-in; and

     * Wireless Personal Digital Assistant - Designed for micro-web browsers, such as employed by the Palm VII, users can launch Bestnetcall telephone calls or conference calls at any time using their wireless device.

     In August 2001, we introduced the availability of our long distance and conference calling services via e-mail. These services allow a user to initiate, on demand, a long distance telephone call by sending an e-mail. This service is available through cell phones and other hand-held devices that are equipped to send e-mail.

     Additionally, in August 2001, we introduced the availability of our conference calling services designed for handheld devices using Palm OS. The free software that can be downloaded from the bestnetcall.com website, allows Palm users to initiate conference calls from any convenient telephone, such as their office, home or cellular phone.

BESTNETCALL - FUTURE PRODUCT STRATEGY

     According to industry sources, approximately 22 million personal computers are connected to the Internet in North America. These sources, furthermore, predict that by 2002, an additional 23 million non-personal computer devices will be used to access the Internet. Recognizing this trend, the Company has contracted with Softalk to customize and develop variations of Bestnetcall that use alternative methods for accessing our service, including the following:

     * Two Way Paging - We are developing applications for two-way paging to launch calls transmitting packets from paging networks to our web server and switching matrix;

     *    Internet   Devices  -  Bestnetcall   services  will  be  designed  for
          non-personal computer Internet devices, such as Set-top boxes, like as WebTV; Smart phones, like as iPhone; and Appliances, like I-Opener;

     and any device that can access the Internet can be enabled by BestNet to provide access to Bestnetcall services. No assurance, however, can be given that we will be able to successfully develop or, if developed, commercially exploit any of the above-referenced devices.

NETWORK STRUCTURE

PHASE I - INITIAL DEPLOYMENT

     BestNet's network equipment is currently located in a central office facility located in New York, Los Angeles and Toronto. Our system is designed to initially support 20 million minutes of voice traffic per month. Our system can be increased as support needs increase. Full network monitoring and diagnostics are employed on a 24 x 7 basis.

     BestNet's  web  server is hosted  by  UUNet.  UUNet has one of the  largest telecommunications infrastructures in North America. Our current network configuration will support 25,000 simultaneous hits and may easily be expanded. UUNet provides support on a 24 x 7 basis and backup power is supplied by on-site battery and off-site generators to ensure system survivability.

     BestNet's switching matrix is located in its central office facility with direct T-1 connectivity to the wholesale PSTN. The initial deployment of 1,000 ports is configured for rapid expansion capability of up to 10,000 ports. We work closely with the Softalk telecom and network engineers and their software development team to monitor and maintain the system in New York, Los Angeles and Toronto.

PHASE II - EXPANDING POINTS OF PRESENCE

     BestNet intends to expand its network worldwide. Additional locations of network equipment will be deployed in key strategic locations to facilitate web, voice and data traffic. These additional locations will provide network redundancy and least inexpensive cost routing for voice traffic.

     The point-of-presence in New York, at 60 Hudson Street, is the East Coast's principal gateway for international telecommunication traffic. The New York location contains a switching matrix. Each of these points-of-presence contain telecommunications switches that can be expanded up to 10,000 ports. The New York switching matrix is connected to several international public switch telephone network carriers including the uplink carrier for Inmarsaat traffic. From these locations BestNet offers inexpensive international long distance services to or from anywhere in the world using North American wholesale rates.

     During the past year, BestNet also expanded its points-of-presence to Los Angeles at 1 Wilshire Boulevard, the West Coast's gateway for international telecommunication traffic. The equipment and facility is similar to that of our New York central offices. These three central offices provide complete redundancy for one another in the event of a failure by one or two locations. The cost of deploying a central office or point-of-presence is approximately $250,000.

     BestNet has also deployed two additional web host servers in Texas to provide complete redundancy for website access.

PHASE III - VIRTUAL PRIVATE NETWORK

     As voice traffic increases, BestNet plans on deploying gateway servers to better facilitate growing international traffic between certain locations. This strategy will allow the Company to install a virtual private network along these high-traffic routes to reduce costs for voice traffic. Employing dedicated data circuits between these gateways will allow voice calls to be compressed and transmitted using data packets, which significantly reduces the cost of routing over normal telephone network channels.

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

LICENSE AGREEMENT.

     On October 25, 1999, BestNet and Softalk amended their license agreement to grant BestNet and its subsidiaries a worldwide, exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants BestNet a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, BestNet issued to Softalk five-year warrants to purchase up to 5,246,753 shares of BestNet common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share.

     Under the terms of the amended license agreement (the "license agreement"), we paid an initial license fee of $200,000. We are also obligated to pay Softalk an amount equal to the sum of (a) 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products and (b) a five percent (5%) markup of the total traffic on the wholesale long distance per minute lines costs on a monthly basis.

     The amended license agreement may be terminated under the following conditions:

     * Either party has the right to terminate the license agreement upon thirty (30) days written notice to the other party, if such other party fails to comply in any material respect with any term or condition of the license agreement and such failure to comply is not corrected within such thirty (30) day notice period;

     * Either party has the right to terminate the license agreement in the event the other party becomes bankrupt or insolvent, suffers a receiver to be appointed, or makes an assignment for the benefit of its creditors; and

     *    Softalk has the right to terminate  the license  agreement  upon sixty
          (60) days written notice following a change of control of BestNet. Under the license agreement, a "change of control" is deemed to have occurred:

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

PURCHASE AGREEMENT.

     On November 13, 1999, BestNet, through its subsidiary, Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). Under this agreement, Softalk granted BestNet a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents. The shares issued under this agreement were exchangeable on a one-for-one basis for shares of BestNet's common stock at any time by the holder thereof. The issuance of the Class A shares of Interpretel (Canada) was valued at $10,000,000, the value of BestNet's common shares into which the Interpretel (Canada) shares could be converted. On November 10, 2000, Softalk exercised its exchange rights, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for a like number of shares of Class A Non-voting preferred stock of Interpretel (Canada). As of November 7, 2001 and November 30, 2000, Softalk held approximately 29% and 53%, respectively, of the issued and outstanding shares of BestNet common stock.

CROSS CORPORATE CONTROL.

     Softalk has the right to designate up to two directors to the Board of Directors of BestNet. As of the date of this 10-KSB, Softalk has designated one person to serve on BestNet's five person Board of Directors. BestNet also has been granted the right to appoint one director to the three person Board of Directors of Softalk. BestNet has appointed Gerald I. Quinn, BestNet's Chairman, to Softalk's board.

LOAN FACILITY.

     On August 6, 1999, BestNet entered into a loan facility with Softalk pursuant to which BestNet agreed to loan Softalk up to $2 million at an interest rate of prime plus 1%. As of November 7, 2001, the outstanding balance of the loan was $1,384,000. Under the original terms of this loan, Softalk could pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed to BestNet under the loan. On September 8, 2000, the Board of Directors approved amending the loan to extend the term of the loan to August 6, 2001. As of the date of this Report, the loan remains outstanding and is due and payable upon demand by BestNet.

COMPETITION

     The communications industry is highly competitive, and one of the primary purposes of the U.S. Telecommunications Act of 1996 (the "Telecommunications Act") is to foster further competition. In each of the markets we intend to operate, we will compete principally with the established telephone company serving such market. We currently do not have a significant market share in any of our markets. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses, and currently benefit from existing regulations that favor the established telephone companies. Furthermore, one large group of established telephone companies, the regional Bell operating companies, have been granted, under particular conditions, pricing flexibility from federal regulators with regard to some services with which we compete. This may present established telephone companies with an opportunity to subsidize services that compete with portions of our services and offer competitive services at lower prices.

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

OVERVIEW

     Telecommunications  services are  generally  subject to federal,  state and local regulation. The Federal Communications Commission ("FCC") exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, as a result of the passage of the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the
Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provisions of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install and operate networks.

FEDERAL REGULATION

     We do not believe our Internet operations are currently subject to direct regulation by the FCC or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future Internet service provider regulatory status continues to be uncertain. In an April 1998 report, the FCC concluded that while some Internet service providers should not be treated as telecommunications carriers, some services offered over the Internet, such as phone-to-phone telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be re-examined. Despite the FCC's decision not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision being upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. An imposition of an access charges would affect our costs of serving dial-up clients and could have a material adverse effect on our business, financial condition and results of operations. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth or reduce potential revenues, particularly if other governments follow suit, which may in turn increase the cost of doing business over the Internet.

EMPLOYEES

     As of November 7, 2001, we had eleven employees. BestNet believes that our future success will depend on our ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements. BestNet believes that it enjoys good relationships with the employees.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company has terminated the lease for its office and administrative space, at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711. The administrative function has been relocated to 5075 E. Cascade Drive, Suite K, Grand Rapids, Michigan 49546. The leases for the Grand Rapids space is on a month-to-month basis, at which time when the management team expands a larger space will be procured. The monthly expense is $1,500. The Company has relocated its finance and accounting department to 1910 N. La Canada, Suite 2, Green Valley, Arizona 85614. The lease for the Arizona location expires October 31, 2002, and requires the Company to make monthly payments of approximately $500 over the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, in the opinion of management there is no legal proceeding pending or threatened against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock was quoted on the Nasdaq SmallCap Market until May 4, 1999, and then on the OTC Bulletin Board from June 28, 1999 to the present. The high and low bid prices of the Company's common stock as reported from September 1, 1999 through August 31, 2001 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows, as adjusted for a one-for-six reverse split effective December 18, 1998.

                                                  High         Low
                                                  ----         ---
          FISCAL YEAR ENDED:
          August 31, 1999
          First Quarter                          3.5625          1.5
          Second Quarter                         3.5625          2.0
          Third Quarter                          2.9375        0.125
          Fourth Quarter                          2.625          0.5

          FISCAL YEAR ENDED:
          August 31, 2000
          First Quarter                            4.25      1.46875
          Second Quarter                          10.25        4.125
          Third Quarter                             9.5         5.00
          Fourth Quarter                           7.25         3.81

          FISCAL YEAR ENDED:
          August 31, 2001
          First Quarter                           6.125         .875
          Second Quarter                          3.375        .5625
          Third Quarter                            3.60          .55
          Fourth Quarter                           4.40         2.05

     The bid and asked prices of the Company's common stock on November 7, 2001, were $2.00 and $2.20, respectively.

     As of November 7, 2001, the Company had 115 shareholders of record of its common stock. As of November 7, 2001, the Company had 1,982 shareholders that beneficially own the stock in the name of various brokers.

     The Company has never declared any cash dividends on common stock and currently plans to retain future earnings, if any, for its business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000.

     REVENUES. Revenues increased to $493,260 in Fiscal 2001 from $28,670 in 2000. Current year revenues were derived from customer usage of the Bestnetcall and Bestnetravel services. Prior year revenues were from beta testing and customer usage of the Bestnetcall services.

     COST OF SALES. Costs of sales increased to $497,663 in Fiscal 2001 from $51,722 in the fiscal year ended August 31, 2000 ("Fiscal 2000"). These costs consisted of long distance fees from carriers for the Bestnetcall service. The increase is due to growth in revenues on our Bestnetcall service.

     GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses increased to $2,044,720 in Fiscal 2001 from $1,188,032 in Fiscal 2000. Marketing and advertising fees increased to $327,099 in Fiscal 2001 from $110,855 in the prior year due to costs associated with the creation of agent web pages and marketing efforts of the Bestnetcall service. Investor relations expense increased by $234,750 to $240,750 from $6,000 in Fiscal 2000 due to the signing of an investor relations agreement. Payroll expense increased by $7,660 to $321,111 in Fiscal 2001, from $313,551 in the prior fiscal year due to the hiring of additional staff. Consulting fees increased to $105,718 in Fiscal 2001 from $48,558 in Fiscal 2000 due to the hiring of consultants for the Bestnetcall product. Rent expense increased by $41,679 due to the increase in the operating lease and the addition of a corporate apartment. Bad debt expense increase to $27,178 in Fiscal 2001 from zero in Fiscal 2000 due to the use of stolen credit cards on the Bestnetcall web site. The Company has also established a bad debt allowance equal to 3% of quarterly sales.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $1,979,975 for Fiscal year 2001 from $1,545,636 for Fiscal year 2000. This increase was due to amortization on the higher level of license fees and depreciation for the additional purchases of equipment, software and computer hardware.

     INTEREST INCOME. Interest income increased to $227,691 in Fiscal 2001 from $76,129 in fiscal 2000 due to the recording of $166,218 from Softalk on interest accrued on the Loan Facility.

     INTEREST EXPENSE. Interest expense decreased to $36 for Fiscal 2001 from $60,512 in Fiscal 2000. The decrease in interest expense was related to a short-term $2,000,000 promissory note executed on December 21, 1999. The principal and accrued interest on this note were repaid on May 4, 2000.

     PREFERRED STOCK CONVERSION PENALTY. The Company incurred monthly liquidated damages to the holder of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") equal to 3% (or $18,000) of the purchase price of the Preferred Stock ($600,000) for each month in the quarter. The issuance cost increased in Fiscal 2000 to $221,226; on May 9, 2000, the remaining shares of Series A Preferred Stock were converted into common stock. All shares due for accrued penalties payable were issued on November 15, 2000.

     PREFERRED DECLARED AND DEEMED DIVIDENDS. Preferred dividends decreased to $212,013 for Fiscal 2001, from $2,602,046 for Fiscal 2000. A decrease of $2,309,033 was due to dividends payable on a decreased number of outstanding shares on Series B Preferred Stock due to conversion to common shares. Dividends accumulate, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. The decrease of $2.5 million resulted from a beneficial conversion of deemed dividends of the Series B Preferred Stock in May 2000. Dividends for the Series A Preferred Stock were $21,234 for fiscal 2000. Dividends accumulate, with respect to the Series A Preferred Stock, at a rate of six percent (6%) per annum, and are payable quarterly. The Company has elected to pay the dividends by issuing shares of common stock equal to the aggregate amount of dividends owed for such period. All remaining shares of Series A Preferred Stock were converted into common stock on May 9, 2000. All shares of common stock issuable in payment of dividends accrued under the terms of the Series A Preferred Stock were issued on May 15, 2000. On May 1, 2000, the Company completed a $5,000,000 private placement of Series B Preferred Stock and common stock purchase warrants with an accredited investor. The remaining Series B Preferred Stock were redeemed on October 2, 2001.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $409,250.

     INCOME TAXES. At August 31, 2001, the Company had federal net operating loss carryforwards totaling approximately $16,200,000 and state net operating loss carryforwards of approximately $9,200,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2011 for federal purposes and 2000 for state purposes. Additionally, the Company has capital loss carryforwards of approximately $216,000 which will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

LIQUIDITY AND CAPITAL RESOURCES. As of August 31, 2001, the Company had working capital of $197,796, compared to working capital of $2,394,852 at August 31, 2000.

     As of November 7, 2001, the Company believes that its current working capital and funds generated from operations are sufficient to fund the Company's operations for the next four to six months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended August 31, 2001.

     As of November 7, 2001, the Company had, on a fully diluted basis, 24,091,699 shares outstanding in stock, options and warrants and is authorized to issue 50,000,000 common shares. The Company has 5,000 Series C preferred shares outstanding and is authorized to issue 10,000,000 preferred shares.

INFLATION. Although the Company's operations are influenced by general economic trends and, specifically, technology advances in the telecommunications industry, the Company does not believe that inflation has had or will have a material impact on its limited operations.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

BESTNET  DEPENDS  ON  ITS  STRATEGIC   RELATIONSHIP  WITH  SOFTALK,   WHICH,  IF
TERMINATED, WOULD HAVE A MATERIAL ADVERSE EFFECT ON BESTNET'S BUSINESS.

     BestNet depends in large part on its joint product development efforts and contractual relationships with Softalk. See "Item 1. DESCRIPTION OF BUSINESS -- Transactions with Softalk". Softalk may terminate its license arrangement with BestNet under certain conditions discussed above. BestNet's loss of this key strategic relationship, or the failure to develop new relationships in the future, would have a material adverse effect on its business, prospects, financial condition and results of operations.

IF OUR BESTNETCALL SERVICE IS NOT ACCEPTED BY TARGETED CUSTOMERS, OUR FUTURE OPERATING RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     BestNet has operated at a loss for the last eight years. The Bestnetcall service is a new product for BestNet and therefore has very little operating history upon which an evaluation of BestNet and its prospects can be based. Further, BestNet has no meaningful prior operating history in the telecommunications industry.

     Our Bestnetcall service may never achieve commercial acceptance by Internet users. The failure to achieve market acceptance would have a material adverse effect on BestNet's business, financial condition and results of operations. BestNet's risks include the following:

     *    evolving and unpredictable business models;

     *    management and funding of growth;

     *    BestNet's ability to anticipate and adapt to development markets;

     *    acceptance by Internet users;

     *    establishment of business to business user of BestNet's services;

     * the ability of BestNet to establish relationships with additional strategic partners; and

     *    the maintenance of BestNet's relationship with Softalk.

To address these risks BestNet must, among other things:

     * attract and retain an audience of frequent users of its services in its target markets;

     *    maintain its business customer base;

     * attract a significant number of new Internet telephony business customers in target markets;

     * expand its sales of voice, fax and value-added telecom services through Bestnetcall;

     *    successfully respond to competitive developments;

     * continue to form and maintain relationships with telecom carrier partners;

     *    continue to attract, retain and motivate qualified personnel;

     *    provide superior customer service; and

     * continue to develop and upgrade its technologies and commercialize its services incorporating such technologies.

A FAILURE BY PARTIES THAT MAINTAIN PHONE AND DATA LINES TO SERVICE SUCH LINES OR AN INCREASE IN THE PRICE FOR MAINTAINING PHONE AND DATA LINES MAY DISRUPT BESTNET'S BUSINESS.

     BestNet's business strategy depends on the availability of the Internet to transmit data packets for voice and fax calls. BestNet also relies on third parties who provide traditional phone lines. Some of these third parties are national telephone carriers. If any of these carriers increase their charges for using these lines, which has become increasingly likely in light of the deregulation, then BestNet's profitability will be materially adversely affected. They may also fail to properly maintain their lines and disrupt BestNet's ability to provide service to its customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of BestNet's ability to complete calls over the Internet would have a material adverse affect on BestNet's business, financial condition and results of operations. The Company may be unable to continue purchasing such services from these third parties on acceptable terms, if at all. If BestNet is unable to purchase the necessary services to maintain and expand its network as currently configured, then BestNet's business, financial condition and results of operations would be materially adversely affected.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES WHICH, IF INCREASED OR CHANGED, COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     While the FCC has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress continues to review the conclusions of the FCC, and the FCC could impose greater or lesser regulation on BestNet's industry. For Example, the FCC is currently considering, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those which provide Internet telephone services to end-users located within the U.S. The imposition of such surcharges or the regulation of Internet telephony providers could increase the cost of doing business over the Internet and materially adversely affect BestNet's business, financial condition and results of operations.

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

     BestNet intends on marketing its service to international long distance callers. Because it will be conducting business internationally, BestNet is subject to certain direct or indirect risks. These risks would include:

     * unexpected changes in regulatory requirements for the Internet and/or Internet telephony;

     * foreign currency fluctuations, which could increase or decrease operating expenses and increase or decrease revenue;

     *    foreign taxation; and

     * the burdens of complying with a variety of foreign laws, trade standards, tariffs and trade barriers.

BESTNET HAS A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE OPERATING INCOME FROM THE SALE OF ITS BESTNETCALL SERVICE.

     As of August 31, 2001, BestNet had an accumulated deficit of $17,020,532. Prior years' financial information has no particular bearing on future years' results because the focus of the Company's business has changed from calling card services to Internet telephony.

     BestNet believes that its future profitability and success will depend in large part on its ability to generate sufficient revenue from the sale of its Bestnetcall service and websites to businesses. Revenues are also anticipated from the sub-licensing of its internet telephony technology and business systems to partners setting up Internet telephony services in partner-led foreign markets. The profitability and success of BestNet will depend on:

     * its ability to maintain existing relationships and enter into new relationships with Postal Telephone & Telegraph operators, administrations and other carriers for which it sells Internet telephony services;

     * its ability to obtain or retain the right to sell Internet telephony services and related value-added telecom services online;

     * its ability to effectively maintain relationships if any, with its multinational partners;

     * its ability to successfully enter into new strategic relationships for distribution and increased usage of the Bestnetcall and Internet telephony services; and

     *    its ability to generate sufficient online traffic and sales volume.

     Accordingly, BestNet expects to expend significant financial and management resources on the roll-out of the Internet telephony service, and on-site and content development on its Bestnetcall websites, integration of the Internet telephony and Bestnetcall services, strategic relationships, technology and operating infrastructure. As a result, BestNet expects to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. If such losses continue to occur, then BestNet's revenues may not increase or even continue at their current levels. Further, BestNet may not achieve or maintain profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of BestNet's business, the limited operating history of both Internet telephony and Bestnetcall and the risks associated with integrating these businesses, BestNet believes that period-to-period comparisons of operating results are not meaningful and should not be relied upon as an indication of future performance.

CONFLICTS OF INTEREST MAY ARISE WHICH MATERIALLY ADVERSELY AFFECT BESTNET, ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Conflicts of interest may arise between BestNet and its affiliates, including Softalk, in areas relating to past, ongoing and future relationships, including:

     * the Bestnetcall license agreement, corporate opportunities, indemnity arrangements, tax and intellectual property matters;

     *    potential acquisitions or financing transactions; and

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

ON-LINE SECURITY BREACHES OR FAILURES MAY MATERIALLY ADVERSELY AFFECT BESTNET.

     In order to successfully provide services over the Internet, it is necessary that we are able to ensure the secure transmission of confidential customer information over public telecommunications networks. We employ certain technology in order to protect such information, including customer credit card information. However, we may be unable to ensure that such information will not be intercepted illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that communicating over the Internet is not secure, even if unfounded, means that fewer consumers are likely to communicate through that medium. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.

OUR OUTSTANDING SHARES MAY BE DILUTED RESULTING IN LESS PERCENTAGE OF SHARES HELD BY EACH SHAREHOLDER AND A LOWER MARKET PRICE PER SHARE OF OUR COMMON STOCK.

     In our Articles of Incorporation, the Company is authorized to issue up to 50,000,000 million shares of common stock. The Board of Directors may issue shares of stock for such consideration as it deems adequate. Additional shares of common stock may be issued to raise capital, to purchase property or rights, and upon exercise of warrants, options, or other derivative instruments. The Company is also authorized to issue up to 10,000,000 million shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. Preferred stock may be issued that is convertible into shares of common stock at conversion prices that might not be related to the then current market price. The market price of our common stock may decrease as more shares of common stock become available for trading. The equity interest of the shareholders in BestNet also may be reduced through the issuance of new common stock.

THE CURRENT CAPITALIZATION COULD DELAY, DEFER, OR PREVENT A CHANGE OF CONTROL.

     The Company is authorized to issue up to 50,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring, or preventing a change of control of the Company.

THE FORWARD-LOOKING STATEMENTS IN THIS REPORT MAY NOT COME TRUE AND ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THE ANTICIPATED RESULTS.

     This report contains forward-looking statements that involve risks and uncertainties. These statements may include BestNet's plans:

     *    to grow its Internet-based communications businesses;

     *    to expand the range of services it offers;

     * to increase the number of customers and revenues using its services and the minutes of use and price per minute of use of the traffic booked through BestNet's websites and network;

     * to otherwise expand its business activities in new cities and foreign countries; and

     * to retain key personnel or otherwise to implement its strategy as well as its beliefs regarding consumer acceptance of the Internet as a means of commerce and the use of the Internet as a source of advertising.

     These forward looking statements reflect the belief or current expectation of BestNet's management and are necessarily based on management's current understanding of the markets and industries in which BestNet operates. That understanding could change or could prove to be inconsistent with actual developments. BestNet's actual results could differ materially from the results discussed in this report, including those anticipated in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include those discussed above, as well as those discussed elsewhere in this report.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                          Audited Financial Statements
                           Year ended August 31, 2001

                                    Contents

Report of Semple & Cooper, LLP, Independent Auditors                         F-1
Audited Financial Statements

     Consolidated Balance Sheet                                              F-2
     Consolidated Statements of Operations                                   F-3
     Consolidated Statements of Changes in Stockholders' Equity              F-4
     Consolidated Statements of Cash Flows                                   F-5
     Notes to Consolidated Financial Statements                              F-7

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders and Board of Directors of
BestNet Communications Corp.

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp. as of August 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BestNet Communications Corp. as of August 31, 2001, and the consolidated results of its operations, changes in stockholders' equity, and its and its cash flows for the years ended August 31, 2001 and 2000 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipated additional losses in the next year and has insufficient working capital as of August 31, 2001 to fund the anticipates loss. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Semple & Cooper, LLP

October 19, 2001
Phoenix, AZ

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2001


                                                                     AUGUST 31
                                     ASSETS                            2001
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $    285,518
  Accounts receivable, less allowance of $3,539                          18,529
  Certificate of deposit                                                 21,282
  Prepaid expenses and other assets                                      36,663
                                                                   ------------

      Total current assets                                              361,992

Property and equipment, net of accumulated depreciation
  of $1,630,755                                                       2,355,909
License fee, net of amortization of $2,548,153                        7,126,615
Note receivable from affiliate                                        1,384,000
Note receivable from shareholder/director                                10,160
Deposits and other assets                                                26,280
                                                                   ------------

      Total assets                                                 $ 11,264,956
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $    153,736
  Deferred revenue                                                       10,460
                                                                   ------------

    Total current liabilities                                           164,196

Stockholders' equity:
  Series B preferred stock, 6% cumulative, par value
    $.001 per share; 10,000,000 shares authorized,
    532 shares issued and outstanding                                         5
  Common stock, par value $.001 per share; 50,000,000 shares
    authorized, 11,772,313 shares issued and outstanding                 11,772
  Additional paid in capital                                         28,109,515
  Accumulated deficit                                               (17,020,532)
                                                                   ------------

      Total stockholders' equity                                     11,100,760
                                                                   ------------

      Total liabilities and stockholders' equity                   $ 11,264,956
                                                                   ============

          See accompanying notes to consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

                                                                        2001           2000
                                                                     -----------    -----------
Revenues                                                             $   493,260    $    28,670

Expenses:
  Cost of sales (exclusive of depreciation and
    amortization shown separately below)                                 497,663         51,722
                                                                     -----------    -----------

        Gross loss                                                        (4,403)       (23,052)
                                                                     -----------    -----------
  General and administrative                                           2,044,720      1,188,032
  Depreciation and amortization                                        1,979,975      1,545,636
                                                                     -----------    -----------

        Total operating expenses                                       4,024,695      2,733,668
                                                                     -----------    -----------
        Net loss from operations                                      (4,029,098)    (2,756,720)
                                                                     -----------    -----------
Other income (expense):
  Interest income                                                        227,691         76,129
  Interest expense                                                           (36)       (60,512)
  Miscellaneous income                                                        43          4,014
  Rental income                                                              300         22,500
  Income tax expense                                                         (50)            --
  Preferred stock conversion penalty                                          --       (221,226)
  Exchange (loss)                                                         (1,647)            --
                                                                     -----------    -----------

        Total other income (expense)                                     226,301       (179,095)
                                                                     -----------    -----------
        Net loss before preferred dividends                           (3,802,797)    (2,935,815)

Cumulative preferred dividends declared                                  212,013      2,602,046
                                                                     -----------    -----------

Net loss available to common shareholders                            $(4,014,810)   $(5,537,861)
                                                                     ===========    ===========

Net loss per common share, basic and diluted                         $     (0.45)   $     (1.72)
                                                                     ===========    ===========

  Weighted average number of shares outstanding, basic and diluted     9,013,669      3,221,225
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                          BESTNET COMMUNICATIONS CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                                      PREFERRED STOCK
                              ---------------------------------------------------------
                                 SERIES A          SERIES B           COMMON STOCK        ADDITIONAL
                              ---------------   ----------------   --------------------     PAID-IN     ACCUMULATED
                              SHARES   AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT         TOTAL
                              ------   ------   -------   ------   ----------   -------   -----------   ------------   ------------
Balances, September 1, 1999     600     $  1         --   $   --    3,021,288   $ 3,021   $ 8,757,946   $ (7,467,861)     1,293,107
Net loss                         --       --         --       --           --        --            --     (2,935,815)    (2,935,815)
Conversion of Series A         (600)      (1)        --       --      150,993       151          (150)            --             --
preferred stock
Issuance of Series B             --       --      1,000        5           --        --     4,446,147             --      4,446,152
Preferred stock
Preferred stock dividends        --       --         --       --       27,897        28       122,301       (122,329)            --
Preferred stock conversion
  penalty                        --       --         --       --       19,869        20        99,464             --         99,484
Preferred stock conversion
  benefit                        --       --         --       --           --        --     2,479,717     (2,479,717)            --
Common stock issued for
  services                       --       --         --       --        4,000         4         7,496             --          7,500
Warrants issued                  --       --         --       --           --        --       154,000             --        154,000
Softalk Purchase
  Agreement                      --       --         --       --           --        --    10,000,000             --     10,000,000
Stock options excercised         --       --         --       --      179,666       180       587,717             --        587,897
                               ----     ----    -------   ------   ----------   -------   -----------   ------------   ------------

Balances, August 31, 2000        --       --      1,000        5    3,403,713     3,404    26,654,638    (13,005,722)    13,652,325

Net loss                         --       --         --       --           --        --            --     (3,802,797)    (3,802,797)
Conversion of Series B
  preferred stock                               (467.61)    (.46)   3,477,400     3,477        (3,477)            --             --
Preferred stock dividends        --       --         --       --      227,265       227       211,786       (212,013)            --
Preferred stock conversion
  penalty                        --       --         --       --       74,431        74       121,668             --        121,742
Common stock issued for
  services                       --       --         --       --      162,000       162       453,538             --        453,700
Share exchange                   --       --         --       --    4,329,004     4,329        (4,329)            --             --
Warrants issued                  --       --         --       --           --        --       221,700             --        221,700
Stock options issued for
  services and software          --       --         --       --           --        --       355,590             --        355,590
Stock options excercised         --       --         --       --       98,500        99        98,401             --         98,500
                               ----     ----    -------   ------   ----------   -------   -----------   ------------   ------------
Balance, August 31, 2001         --     $ --     532.39   $ 4.54   11,772,313   $11,772   $28,109,515   $(17,020,532)  $ 11,100,760
                               ====     ====    =======   ======   ==========   =======   ===========   ============   ============

           See accompanying notes to consolidated financial statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE TWELVE-MONTH PERIODS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

                                                                2001             2000
                                                             -----------      -----------
Operating activities:
  Net loss                                                   $(3,802,797)     $(2,935,815)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                1,979,975        1,545,636
  Non cash transactions                                          682,490            7,500
  Changes in assets and liabilities:
     Accounts receivable                                         (18,529)              --
     Prepaid expenses and other assets                            85,685          (34,080)
     Deferred Revenue                                             10,460               --
     Accounts Payable and accrued expenses                       (55,212)        (117,887)
                                                             -----------      -----------

         Net cash used in operating activities                (1,117,928)      (1,534,646)

Investing activities:
  Purchase of property and equipment                          (1,398,535)        (554,348)
  Issuance of notes receivable from affiliate                         --       (1,284,000)
  Issuance of notes receivable from related party                (10,160)         (32,000)
  Repayment of notes receivable from related party                32,000               --
  Purchase of certificate of deposit                             (20,000)              --
                                                             -----------      -----------

         Net cash used in investing activities                (1,396,695)      (1,870,348)

Financing activities:
  Notes payable                                                       --          (13,000)
  Principal payments on capital lease obligation                  (1,593)         (23,667)
  Sale of Common Stock                                            98,500          587,897
  Proceeds from preferred stock issued                                --        4,446,152
  Issuance of Common Stock for Preferred Stock penalties         121,742           99,484
                                                             -----------      -----------

         Net cash provided by financing activities               218,649        5,096,866

         Net (decrease) increase in cash                      (2,295,974)       1,691,872

Cash and cash equivalents, beginning of period               $ 2,581,492      $   889,620
                                                             -----------      -----------

Cash and cash equivalents, end of period                     $   285,518      $ 2,581,492
                                                             ===========      ===========

          See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

                                                     2001         2000
                                                    -------      -------
     Cash paid during the year for:

     Interest                                       $    36      $65,412
     Taxes                                          $    50      $    50

          See accompanying notes to consolidated financial statements.

                          BestNet Communications Corp.
                   Notes to Consolidated Financial Statements


1.   ORGANIZATION

     BestNet Communications Corp., a Nevada corporation (the Company), (formerly Wavetech International, Inc.) is currently conducting minimal operations while actively pursuing the implementation of its business strategy of providing Internet telephony services. The Company has recorded net operating losses in each of the previous eight years and does not anticipate realization of full operations until its strategy is fully implemented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel), Interpretel Canada Inc., Telplex International Communications, Inc. and Bestnetravel, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided for on the straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

               Furniture and fixtures             7 years
               Computer equipment                 5 years
               Software                           3 to 5 years

     The costs of maintenance, repairs and minor renewals are charged to expense in the year incurred. Expenditures that increase the useful lives of the asset are capitalized. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

License Fees

     Fees to license certain communications software are recorded at cost and amortized over the seven year life of the underlying agreement. The Company evaluates the continuing carrying value of the license fees at each balance sheet date and records write down if the continuing value has become impaired. An impairment is determined if the anticipated cash flow attributed to the asset is less than the carrying value. The asset is then reduced to the net present value of the anticipated future cash flows.

Income Taxes

     Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


Credit Risk and Fair Value of Financial Instruments

     The Company maintained the majority of its cash balances in bank accounts at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of August 31, 2001, the Company had approximately $213,000 of unsecured cash.

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes. The Company has a note receivable with a related party bearing an interest rate equal to prime plus 1% which management believes approximates the current rate.

Revenue Recognition

     Revenue from the sale of licensing agreements is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when the minutes are used by the customer. Cost of sales includes expenses directly related to the operation and maintenance of the telephony platform. Depreciation and amortization expense are separately stated.

Advertising Costs

     Advertising costs are charged to operations when incurred. During fiscal years ended August 31, 2001 and 2000, total advertising cost equaled $327,099 and $110,855, respectively.

Stock-Based Compensation

     The Company accounts for its employee stock-based compensation arrangements under the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Stock Options are granted to employees and directors under its Stock Option Plan with an exercise price equal to fair value at the date of grant and, accordingly, recognizes no compensation expense in connection with such grants.

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

Pending Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement provides a single, comprehensive accounting model for impairment

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


and disposal of long-lived assets and discounted operations. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The standard is effective for fiscal years beginning after December 15, 2001.

3.   PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2001:

     Furniture and fixtures                                    $    97,311
     Computer equipment                                            767,652
     Software                                                    1,637,218
     Equipment                                                   1,484,483
                                                               -----------
     Total property and equipment, at cost                       3,986,664
     Less: accumulated depreciation and amortization            (1,630,755)
                                                               -----------
                                                               $ 2,355,909
                                                               ===========

     For the fiscal years ended August 31, 2001 and 2000, depreciation expense related to property and equipment equaled $597,868 and $388,938, respectively. Amortization expense related to assets held under capital leases was $176 in 2000. There were no such expenses in 2001.

4.   COMMITMENTS

Leases:

     The Company has entered into non-cancellable operating lease arrangements for office space and a corporate apartment.

Future lease commitments as of August 31, 2001 are as follows:

                                                                 Operating
                                                                   leases
                                                                  --------
     2002                                                         $ 61,354
     2003                                                           40,800
     2004                                                           37,400
                                                                  --------
                                                                  $139,854
                                                                  ========

     Total rent expense under operating leases in 2001 and 2000 was $189,805 and $148,125, respectively. Subsequent to the balance sheet date, the Company entered into a new operating lease for office space. The new monthly rent is $500 per month. The term of the lease is for one year.

5.   STOCKHOLDERS' EQUITY

Preferred Stock:

     Series A Preferred Stock: The Company issued 600 shares of Series A Convertible Preferred Stock in 1998 at $1,000 per share. The 6% Series A Preferred stockholders were entitled to receive annual cumulative dividends of $60 per share per annum, accrued daily and payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, in preference and priority to any payment to any other class or series of stock of the Company. In 2000, a portion of these dividends were settled by the issuance of common stock. Series A Preferred stockholders do not have any voting rights.

In the fiscal year ended August 31, 2000 ("Fiscal 2000"), the Company issued 19,869 shares of common stock in payment of liquidating damages valued at $99,484. In fiscal year 2001, the Company issued 74,431 shares of common stock in payment of the remaining balance of the liquidating damages, which totalled

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


$221,226. On May 9, 2000, all outstanding shares of Series A Preferred Stock were converted to shares of common stock of the Company. There were no similar expenses in the fiscal year ended August 31, 2001 ("Fiscal 2001").

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

     The Series B Preferred stockholders are entitled to receive annual cumulative dividends of $300 per share per annum, accrued daily and payable in preference and priority to any payment to any other class or series of stock of the Corporation, excluding the Series A Preferred Stock. In Fiscal 2001, a portion of these dividends were settled by the issuance of 227,265 common shares. Series B Preferred stockholders do not have any voting rights.

     The Series B Preferred Stock is redeemable at the option of the Company prior to the conversion date and after the date on which a registration statement under the Securities Act of 1933, as amended, has been declared effective, provided the Company has given at least 5 days written notice. On September 28, 2001 the Company entered into an agreement with the holder of the Series B preferred stock. The holder exchanged the 532 shares of Series B preferred stock for 2,938,927 shares of the Company's common stock. The shares issued reflect the dividend that had accrued through that date. In addition to the exchange, the former holder of the preferred stock was given a warrant to purchase 225,000 additional shares of the companys common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. This transaction has not been reflected in the accompanying financial statements.

     The Warrants held by the Series B Preferred stockholders have a term of three years and are exercisable at a price of $0.01 for all 160,000 shares of common stock of the Company. The Holder may designate a cashless exercise of the Warrant and surrender a portion of the Warrant having an aggregate current market value equal to the aggregate exercise price at the exercise date.

     The Company also issued a warrant to purchase 43,371 shares of common stock to the placement agent in the private placement (the "Agent Warrant"). The Agent Warrant has a term of three years and a per share exercise price of $8.07.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The financing consisted of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. The Series C Preferred Stock carries a dividend of 8%. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the Holder's election accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be (i) until 45 days from the date hereof, $2.40, and
(ii) on and after 45 days from the date hereof, the lower of (x) $2.40; or (y) eighty percent (80%) of the average of the three lowest closing prices for the Common Stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, the "Principal Market"), or on any securities exchange or other securities market on which the Common Stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. The shares of Series C Preferred Stock and dividends may not be converted without the consent of the Holder.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     The Company incurred issuance costs associated with the completion of the Series C Preferred Stock private placement for commission, escrow fees and legal fees totaling $50,000, $750, and $40,000, respectively.

     The Warrants held by the Series C Preferred stockholders have a term of five years and are exercisable at a price yet to be determined for all 25,000 shares of common stock of the Company. The Holder may designate a cashless exercise of the Warrant and surrender a portion of the Warrant having an aggregate current market value equal to the aggregate exercise price at the exercise date.

     Common Stock: During Fiscal 2001, the Company issued 162,000 shares of common stock in satisfaction of services valued at $453,700. The value of the services were charged to expenses during the period incurred.

     The following summarizes Warrant activity in 2001 and 2000:

                                               Number       Exercise Price
                                             ----------     ---------------
     Outstanding, September 1, 1999             348,333     $ 2.76 - $ 9.00
     Expired                                   (344,999)    $ 2.76 - $ 9.00
     Issued                                   5,540,124     $  .01 - $10.00
                                             ----------     ---------------
     Outstanding, August 31, 2000             5,543,458     $  .01 - $10.00
     Expired                                     (3,333)         $3.18
     Issued                                     250,000     $ 1.00 - $ 5.00
                                             ----------     ---------------
     Outstanding, August 31, 2001             5,790,125     $  .01 - $10.00
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

     The Company is authorized to issue up to 5,000,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant; options have terms of up to ten years.

     The fair value of these options were estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions: risk-free interest rate of 5.60%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock ranged between
 .776 to 2.682, and a weighted-average expected life of the options ranged between 2 years to 3 years.

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

     Statement of Financial Accounting Standard No. 123 requires the Company to present pro forma disclosure for options granted subsequent to 1995. These disclosures are not indicative of future amounts, as options granted prior to

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


1995 have not been included as provided by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of stock options was amortized to expense over the vesting period.

     Pro forma net loss and loss per share are as follows:

                                                                 2001             2000
                                                              -----------      -----------
Net loss available to common stockholders, as reported        $(4,014,810)     $(5,537,861)
Pro forma compensation expense for stock options                 (314,548)      (1,065,708)
                                                              -----------      -----------
Pro forma net loss available to common stockholders           $(4,329,358)     $(6,603,569)
                                                              ===========      ===========
Pro forma loss per share available to common stockholders     $      (.48)     $     (2.05)
                                                              ===========      ===========

A summary of the Company's stock option activity (including non-statutory options) is as follows:

                                   Number of     Option Price  Weighted Exercise
                                Options Granted   Per Share     Price Per Share
                                  ----------     ------------   ---------------
Outstanding, September 1, 1999     2,044,168     $1.00 - 6.00          1.43
Granted                              313,664      2.94 - 8.00          5.14
Exercised                           (179,665)     1.00 - 6.00          2.45
Canceled                            (237,833)     1.00 - 4.56          2.39
                                  ----------     ------------       -------
Outstanding August 31, 2000        1,940,334     $1.00 - 8.00          1.81
Granted                            1,735,000     $ .65 - 3.55          1.58
Exercised                            (98,500)        1.00              1.00
Canceled                             (36,500)        1.00              1.00
                                  ----------     ------------       -------
Outstanding August 31, 2001        3,540,334      $.65 - 8.00          1.73
                                  ==========     ============       =======

     The remaining contractual life of options outstanding as of August 31, 2001 was 8.55 years. Options for the purchase of 1,830,333 and 1,801,667 shares were immediately exercisable on August 31, 2001 and 2000 with a weighted-average price of $1.84 and $1.38 per share.

     The weighted average fair values of stock options granted during 2001 and 2000 for which the exercise price was equal to the fair market value of the stock were $1.55 and $4.59 per share, respectively.

6.   SEGMENT INFORMATION

     The following represents the reportable segments of the Company for the twelve months ended August 31, 2001. There was no such segment information for the same period ended August 31, 2000, as all activity was attributable to BestNet Communications.

                                                  OPERATING
                                  NET SALES    (LOSS) INCOME    TOTAL ASSETS
                                  ---------    -------------    ------------
     BestNet Communications      $   360,615    $(3,820,077)    $11,245,812
     BestNetravel Inc.               132,645         17,280          19,144
                                 -----------    -----------     -----------

          Total                  $   493,260    $(3,802,797)    $11,264,956
                                 ===========    ===========     ===========

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


7.   INCOME TAXES

     As of August 31, 2001, the Company has federal net operating loss carryforwards totaling approximately $16,200,000 and state net operating loss carryforwards of approximately $9,200,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2011 for federal purposes and 2000 for state purposes. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Additionally, the Company has capital loss carryforwards of approximately $216,000 which will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

     The income tax benefit for the years ended August 31, 2001 is comprised of the following amounts:

                                                 2001              2000
                                              ----------        ----------
     Current                                  $       --        $       --

     Deferred
     Federal                                    (976,600)       (1,285,000)
     State                                      (108,400)         (140,000)
                                              ----------        ----------
                                              (1,085,000)       (1,425,000)
     Valuation Allowance                       1,085,000         1,425,000
                                              ----------        ----------
                                              $       --        $       --
                                              ==========        ==========

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                 2001              2000
                                              ----------        ----------
     Statutory tax rate                             34.0%             34.0%
     State income taxes                              5.3%              5.3%
     Change in valuation allowance                 (39.3)%           (39.3)%
                                              ----------        ----------
     Effective tax rate                              0.0%              0.0%
                                              ==========        ==========

The components of the net deferred tax assets are as follows:

                                                 2001             2000
                                              -----------      -----------
     Deferred tax asset:
     Amortization of Intangibles              $   309,000      $   267,000
     Net Capital Loss                              85,000           85,000
     Other                                          7,000            2,000
     Net operating loss carryforward            5,983,000        4,945,000
                                              -----------      -----------
                                                6,384,000        5,299,000
     Valuation allowance                       (6,384,000)      (5,299,000)
                                              -----------      -----------
                                              $        --      $        --
                                              ===========      ===========

Income taxes of $50 were paid in both 2001 and 2000, respectively.

     Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


evidence, both positive and negative, management has determined that a $6,384,000 valuation allowance as of August 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,085,000.

8.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CONCENTRATIONS:

Transactions with Softalk.

     During 1999 and 2000, the Company entered various license and purchase agreements with Softalk, Inc., a private Ontario, Canada corporation ("Softalk"). Softalk is a developer of various internet telephony software and technology. Softalk provides approximately 100% of the service and software used by the Company in its internet telephony operations. A termination of the Softalk agreements would cause a delay in the Company's operations, which would ultimately affect operating results.
Original and Restated License Agreement.

     On April 23, 1999, the Company and Softalk entered into a license agreement granting the Company and its subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts.

     On July 31, 1999, the original license agreement was amended and restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, the Company agreed to pay Softalk an amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

Amendment No. 1 to Restated License Agreement.

     On October 25, 1999, the Company and Softalk further amended their restated license agreement to grant the Company and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants the Company a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, the Company issued to Softalk five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued were capitalized to the license agreement equaling $154,000.

     For Fiscal 2001 and 2000, amortization expense to the license agreement was $50,582 and $46,901, respectively.

     Under the license agreement, Softalk has the right to designate up to two directors to the Board of Directors of the Company. As of August 31, 2001, Softalk had designated one individual to serve on the Company's five person Board of Directors. Ms. Atan resigned as a director of the Company effective September 27, 2000. Ms. Atan is a shareholder, director and officer of Softalk. Softalk also has granted the Company the right to appoint one director to the three person Board of Directors of Softalk. BestNet has appointed Gerald I. Quinn, BestNet's Chairman (and former CEO), to Softalk's board.

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

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     At August 31, 2000, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts equal to $9,320,768 and $679,232, respectively. Amortization expense relating to the license agreement equaled $1,331,538 and $1,109,621 at August 31, 2001 and August 31, 2000 respectively.

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

Product Development Agreement.

     Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to customize the software it develops for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. The term of the agreement is for a period of one year. Total consideration given for the agreement is $500,000, which was paid in advance in the form of a retainer. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, then the Company has agreed to compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement will be compensated at the rate of $100 per person per hour. As of August 31, 2000, the Company had paid Softalk $100,000 under the agreement. The Company estimated that projects developed during the term of this agreement would approximately equal $1,260,000 upon completion and delivery of the customized software. Total consideration paid under this agreement as of August 31, 2001 equals $1,620,039.

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

     In the event Softalk does not require the full $2 million loan from the Company, any amounts advanced to Softalk may be converted to Softalk shares on a pro rata basis. As of August 31, 2001, the outstanding balance of the loan was $1,384,000. On September 8, 2000, the Company's Board of Directors approved amending the loan to extend the term of the loan for an additional year. The loan is due and owing but the Company has agreed to accept the interest payments without any capital repayment. As of August 31, 2001, accrued interest was recorded in the amount of $166,218. Currently, capital is being paid off through the provision of services from Softalk. The Company anticipates the loan will be paid off over the next year.

As of August 31, 2001, total amounts due to Softalk included in accounts payable totaled $28,472.

Note Receivable Related Party:

     On March 1, 2000, a director of the Company and an officer, director and shareholder of Softalk executed a promissory note payable in the original principal amount of $32,000. Total outstanding principal and accrued interest is due on March 1, 2002. The note bears interest at the rate of 7.75% per annum. On March 1, 2001, the loan was repaid with accrued interest of $2,480.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, Vice President and director of the Company. Total outstanding principal and accrued interest is due on September 1, 2003. The loan was made pursuant to an unsecured promissory note that is due and payable September 1, 2003 and bears interest at the rate of 8.50% per annum.

Consulting Agreement With Related Party:

     Effective June 22, 2000, the Company entered into a consulting agreement with a director of the Company and an officer, director and shareholder of Softalk. The consulting agreement provides that all staff in the Company's Tucson, Arizona office will report to the President of the Company directly through the individual. Additionally, the individual is to make recommendations to Company management on any matter relating to the Company's organization, operations, finance and personnel. Total consideration for the consulting agreement equals $30,000 per year.

The consulting agreement terminates upon 30 day written notice by either the Company or the individual for any reason. The consulting agreement was terminated on September 10, 2001.

9.   LOSS ON ASSET IMPAIRMENT

     None.

10.  STATEMENTS OF CASH FLOW

     During Fiscal 2001 and 2000, the Company recognized investing and financing activities that affected assets and stockholders' equity, but did not result in cash receipts or payments.

For the Fiscal 2001, these non-cash activities are as follows

     The Company issued 227,265 shares of common stock in payment of its Series B Preferred Stock dividend for $212,013.

     On January 1, 2001, the Company issued options to purchase an aggregate of 10,000 shares of common stock of the Company in consideration for marketing services. The options vest, if ever, on January 1, 2002. The fair value of the options expensed equaled $2,590.

     On January 11, 2001, the Company issued options to purchase an aggregate of 500,000 shares of common stock of the Company in consideration for product customization services. The options vest, if ever, equally over a three-year period. The fair value of the options expensed is $185,000.

     On April 23, 2001,  the Company  issued options to purchase an aggregate of
400,000   shares  of  common   stock  of  the  Company  in   consideration   for
telecommunication and marketing. The options vest, if ever, over a three-year period. The fair value of the options expensed equaled $168,000.

     On April 24, 2001 Company issued five-year warrants to purchase up to 200,000 shares of the Company's common stock; 100,000 of which have an exercise price of $1.00 per share, 100,000 have an exercise price of $3.00 per share. Of the 200,0000 warrants, 100,000 vest immediately and the remaining 100,000, vest if ever, upon the holder promoting the Company's internet telephony products in certain markets. The fair value of the warrants expensed equaled $72,000.

     On August 24, 2001, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock; 30,000 of which have an exercise price of $3.05 per share, 10,000 have an exercise price of $4.00 per share, and 10,000 have an exercise price of $5.00 per share. The fair value of the warrants expensed equaled $149,700.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


For Fiscal 2000, these non-cash activities are as follows:

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

     The Company, through its subsidiary Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). The shares issued under the agreement are exchangeable on a one-for-one basis for shares of the Company's common stock at any time by the holder thereof. The issuance of the shares of Interpretel (Canada) was valued at $10,000,000, the value of the Company's common shares into which the Interpretel (Canada), shares can be converted. As of August 31, 2001, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts equaling $9,320,768 and $679,232, respectively.

On November 10, 2000, Softalk exercised its exchange rights under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for the Class A shares.

11.  SUBSEQUENT EVENTS

     On October 3, 2001, the Company redeemed all of the outstanding shares of its Series B convertible preferred stock (the "preferred stock") through the issuance of shares of restricted common stock. The preferred stock was originally issued in connection with the Company's $5 million dollar private placement completed in May 2000.

     On October 17, the Company entered into a strategic financing agreement with the Laurus Family of Funds. This agreement resulted in initial gross proceeds to BestNet of $500,000. Laurus and BestNet are exploring the possibility of additional $5,000,000 financing over the next 12 month period if required.

12. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, anticipated additional losses in the next year and has insufficient working capital as of August 31, 2001 to fund the anticipated loss. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

     Subsequent to August 31, 2001, the Company managed to raise an additional $409,250, net of expenses for working capital purposes. With these funds management believes the Company has sufficient capital to fund operations for a period of four to six months. Management is in the process of arranging for additional funding and a possible strategic partner. However, there is no certainty that such additional funding will be available.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The current directors and executive officers of the Company are as follows:

            Name              Age          Position held with Company
            ----              ---          --------------------------
     Robert A. Blanchard       46      President and Chief Executive Officer
     Gerald I. Quinn           58      Chairman of the Board
     Alexander C. Lang         48      Director
     Kelvin C. Wilbore         47      Vice President and Director
     Kevin England             49      Director
     Herman Haenert            62      Director

     ROBERT A. BLANCHARD was named President/CEO of BestNet Communications Corp., on August 20, 2001. From July 1999 to August, 2001, Mr. Blanchard was President and Chief Operating Officer of ProNet Global, Inc., a privately-held corporation dedicated to world-wide strategic growth and support of independent business owners affiliated with Quixtar, a leading e-commerce organization. Through ProNet, Mr. Blanchard was President and CEO of the e-Alliance, a
worldwide strategic alliance of marketing organizations and strategic partnerships representing approximately $2 billion in annual sales. From 1998 to 1999, Mr. Blanchard was Vice President of Strategy and Business Development for Reliable Energy, Inc., a management consulting firm for commercial and industrial users of natural gas and electricity. From 1997 to 1998, Mr. Blanchard has also served as Corporate Director for US Xchange, LLC, a facilities based provider of competitive telecommunications services (CLEC), Director of Administration for W.K. Kellogg Foundation from 1994 to 1997 and Director of North America for Amway Corporation. Robert holds a MBA from Northwestern University and Baccalaureate from Central Michigan University.

     GERALD I. QUINN has been the President of Interpretel (Canada), a subsidiary of the Company, since 1995. From May 1996 to August 2001, Mr. Quinn served as President and Chief Executive Officer and Chairman of the Company. In August 2001, Mr. Quinn resigned from his positions as President and CEO of the Company, but continues to serve as the Company's Chairman of the Board. He has been a director of the Company since May of 1996. From 1986 to 1994, Mr. Quinn was Vice President of University Affairs and Development at the University of Guelph, which is one of Canada's leading teaching and research universities. While at the University of Guelph, Mr. Quinn's responsibilities included marketing, image development, constituent relations and media relations, including systems development, telemarketing and the development of affinity programs.

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

     ALEXANDER C. (CHRIS) LANG was appointed to the Company's Board of Directors in July 1999. Mr. Lang resigned from the Board effective October 22, 2001. Mr. Lang has been in the telecommunications business for 22 years, holding various technical positions related to marketing and product design. From 1993 to the present, Mr. Lang has served as President of Softalk Inc., a private telecommunications and web-based software development company, where he introduced products which have worldwide reach through the use of the Internet for control and management. Mr. Lang is also a principal shareholder of Softalk.

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

     HERMAN HAENERT has served as director of the Company since March 2001. Herman was the founder and past president of Rockford, Illinois based Wholesale Veterinary Supply Inc., a company acquired by ConAgra. During his tenure, the company grew to $100,000,000 in annual revenues. Herman was a founding member of St. Joseph, Missouri based Agri Laboratories and currently serves as Vice President, Business Development. He is past president and Chairman of AVDA (American Veterinary Distributing Association).

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer (the "Named Executive Officer") for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 2001, 2000 and 1999. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year. Share figures have been adjusted to reflect the one-for-six split effected in December 1998.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                          Long Term Compensation
                               ----------------------------------   --------------------------------------------------
                                                                            Awards                   Payouts
                                                                    -----------------------    -----------------------
                                                     Other Annual                Securities
                                                         Bonus      Restricted   Underlying     LTIP        All Other
     Name and                                Bonus   Compensation     Stock       Options/     Payouts    Compensation
Principal Position     Year    Salary ($)     ($)         ($)       Awards ($)    SARs ($)       ($)          ($)
------------------     ----    ----------    -----   ------------   ----------   ----------    -------    ------------
Gerald I. Quinn(1)     2001    $  85,000      $0          $0            -0-            -0-       -0-          -0-
                       2000    $  85,000      $0          $0            -0-            -0-       -0-          -0-
                       1999    $  85,000      $0          $0            -0-        500,000(2)    -0-          -0-

Robert A. Blanchard    2001    $   7,308(3)   $0          $0            -0-      1,450,000(4)    -0-          -0-

----------
(1) Mr. Quinn served as President and CEO of the Company from May 1996 through August 20, 2001.
(2) On July 19, 1999, the Named Executive Officer was granted options to purchase 500,000 shares at a per share exercise price of $1.00. All of these shares vested on July 19, 2000.
(3) Mr. Blanchard was appointed President and CEO of the Company on August 20, 2001. Mr. Blanchard's annual salary is $190,000.
(4) On June 19, 2001, Robert A. Blanchard was granted options to purchase 500,000 shares at a per share exercise price of $2.90. The shares vest, if ever, over a three year period.

     The  following  table  sets  forth  certain   information   concerning  the
aggregated value of the unexercised options of the Named Executive Officers as of August 31, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                          Number of
                         Securities      Percent Of Total
                         Underlying    Options/SARs Granted
                        Options/SARs      To Employees In     Exercise Or Base
        Name             Granted (#)        Fiscal Year         Price ($/Sh)     Expiration Date
        ----             -----------        -----------         ------------     ---------------
Robert A. Blanchard        50,000             [28.8%]              2.90          [June 19, 2004]

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                      Value Of
                                                                                     Unexercised
                                                           Number of Securities      In-The-Money
                                                          Underlying Unexercised   Options/SARs At
                          Shares                          Options/SARs At FY-End       FY-End ($)
                       Acquired On                           (#) Exercisable/         Exercisable/
       Name            Exercise (#)   Value Realized ($)      Unexercisable         Unexercisable
       ----            ------------   ------------------      -------------         -------------
Gerald I. Quinn            -0-             $-0-                 633,333(1)              $900,000
Robert A. Blanchard        -0-             $-0-                 500,000(2)                $-0-

----------
(1) This total include 133,333 options exercisable at any time prior to January 2007 at a price of $3.96 per share, and 500,000 options exercisable at any time prior to July 19, 2009 at a price of $1.00 per share.
(2) These options will vest, if ever, over a three year period at a price of $2.90 per share.

COMPENSATION PURSUANT TO PLANS

None.

EMPLOYMENT CONTRACTS

     On June 19, 2001, the Board of Directors approved a three year employment agreement with Robert A. Blanchard for services as President and Chief Executive Officer. The agreement requires Mr. Blanchard to devote his full time to the Company and provides for a base salary of $190,000. Mr. Blanchard is also entitled to receive any fringe benefits generally extended to the employees of the Company, including medical, disability and life insurance as well as relocation expenses. The agreement terminates upon the occurrence of any of the following events: (i) executive's gross and willful misconduct which is injurious to the Company; (ii) executive has engaged in fraudulent conduct with respect to the Company's business or in conduct of a criminal nature that may have an adverse impact on the Company's standing and reputation; (iii) the continued and unjustified failure or refusal by executive to perform the duties required of him by this Agreement which failure or refusal shall not be cured within fifteen (15) days following (A) receipt by executive of written notice specifying the factors or events constituting such failure or refusal, and (B) a reasonable opportunity for Executive to correct such deficiencies; (iv) executive's use of drugs and/or alcohol in violation of then current Company policy or Executive's failure to comply with other Company policies in effect from time to time including, without limitation, policies relating to sexual harassment; or (v) executive's breach of his duties under which shall not be cured within fifteen (15) days after written notice thereof to executive.

     In the event of any Corporate Transaction or Change of Control of the Company (each as defined in the Agreement), the common stock at the time subject to each outstanding option, but not otherwise vested, shall automatically vest in full, so that each such option shall, immediately prior to the effective date of such Corporate Transaction or Change of Control, become fully exercisable for all of the common shares at the time subject to the option, and may be exercised for all or any portion of those shares as fully vested common stock.

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

     After the initial term, the above-described agreement continues at will, terminable upon ninety days written notice by either party to the other. The agreement terminates upon the occurrence of any of the following events: (i) if the employee voluntarily terminates; (ii) if the employee dies; (iii) if the employee is unable to properly discharge his obligations under his employment agreement due to illness, disability or accident for three consecutive months or for a period aggregating six months in any continuous twelve months; (iv) if the employee is convicted of a crime of moral turpitude by a court of competent jurisdiction; (v) if the employee is convicted of a felony, except to the extent that the charge arises from an act taken at the board's direction; or (vi) if the employee is grossly negligent or guilty of willful misconduct in connection with the performance of his duties, which negligence or misconduct, if curable, is not cured within fifteen (15) days of a notice of cure by the Board or the Chairman of the Board. The above-described agreement provides that the employee shall not compete with the Company during the term of the agreement and for a period of one year thereafter.

     In the event of any Corporate Transaction or Change of Control of the Company (each as defined in the Agreement), the common stock at the time subject to each outstanding option, but not otherwise vested, shall automatically vest in full, so that each such option shall, immediately prior to the effective date of such Corporate Transaction or Change of Control, become fully exercisable for all of the common shares at the time subject to the option, and may be exercised for all or any portion of those shares as fully vested common stock. On August 19, 2001, Mr. Quinn resigned from his position as President and Chief Executive Officer. He will remain Chairman to the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of the Company's outstanding Common Stock to file initial reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such filings or written representations that no forms were required that were furnished to the Company, the Company believes that all of the Company's executive officers, directors, and greater than 10% stockholders complied during Fiscal 2000 with the reporting requirements of Section 16(a).

     Due to an inadvertent error, Alexander Chris Lang, a former director of BestNet, failed to timely file a Form 3 for July 1999, a Form 4 for warrants received in November 1999, a Form 4 for options received in December 1999, a Form 4 for the acquisition of shares in November 2000 and a Form 4 for options received in January 2001; Rosnani Atan, a former director of BestNet, failed to timely file a Form 3 in July 1999, a Form 4 for options received in December 1999, and a Form 4 for options exercised in June and October 2001; Kevin England and Kevin Wilbore failed to timely file a Form 3 for September 2000 and Gerald
I. Quinn failed to timely file a Form 4 for the sale of shares in July 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 7, 2001, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each shareholder known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock, (ii) each Director individually, (iii) the Named Executive Officer and (iv) all Officers and Directors of the Company as a group:

         Name and Address                  Amount and Nature           Percent
     of Beneficial Owner (1)            of Beneficial Owner(2)(3)    of Class(3)
     -----------------------            -------------------------    -----------
Gerald I. Quinn                                   690,872                4.42

Alexander Christopher Lang
c/o Softalk, Inc.
370 Queens Quay West
Toronto, Ontario
Canada, M5V3J3                                 10,014,423(4)            48.46

Kelvin C. Wilbore                                 123,334                 .82

Kevin England                                      25,000                 .17

Herman Haenert                                     45,500                 .30

Robert A. Blanchard                                   -0-                 -0-

Cedar Avenue LLC
c/o Citco Trustees Cayman LTD
P.O. Box 31106 SMB Grand Cayman
Cayman, BVT                                     4,001,498               26.71

All directors and executive officers
as a group (6 person)                          10,889,129               50.82

----------
(1) Unless otherwise noted, the address of each holder is 5075 East Cascade Drive, Suite K, Grand Rapids, Michigan 49546.
(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 7, 2001 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3) The amounts and percentages in the table are based upon 14,981,241 shares of Common Stock outstanding as of November 7, 2001.
(4) Includes 4,329,004 shares of common stock and shares underlying warrants to purchase 5,246,753 shares of common stock held by Softalk. Mr. Lang has sole voting and dispositive power over such shares. Under SEC rules and regulations, Mr. Lang is deemed to beneficially own such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 and 2000, the Company entered into various license and purchase agreements with Softalk. Softalk is developer of various internet telephony software. Softalk provides approximately 100% of the service and software used by Company in its internet telephony operations. A termination of the agreements would cause a delay in the Company's operations, which would ultimately affect operating results. See "Item 1 - Transactions with Softalk."

ORIGINAL AND RESTATED LICENSE AGREEMENT

     On April 23, 1999, the Company and Softalk entered into a license agreement granting the Company and its subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts. On July 31, 1999, the original license agreement was restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, the Company agreed to pay Softalk an amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

AMENDMENT NO. 1 TO RESTATED LICENSE AGREEMENT

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

Under the license agreement, Softalk has the right to designate up to two directors to the Board of Directors of the Company. At August 31, 2000, Softalk has designated Rosnani Atan and A. Christopher Lang individuals to serve on the Company's five person Board of Directors. Ms. Atan resigned as a Director of the Company effective September 27, 2000. Ms. Atan is a director and shareholder of Softalk. Softalk also has been granted the Company the right to appoint one director to the three person Board of Directors of Softalk. Mr. Quinn, the Company's Chairman of the Board, is BestNet's designer to Softalk's board.

PURCHASE AGREEMENT

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

On November 10, 2000, Softalk exercised its right under the purchase agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for a like number of shares of Class A non-voting preferred stock of Interpretel (Canada). As of the date of this Form 10-KSB, Softalk holds approximately 29% of the issued and outstanding shares of BestNet common stock.

PRODUCT DEVELOPMENT AGREEMENT

     Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to customize the software it develops for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. The term of the agreement is for a period of one year. Total consideration given for the agreement is $500,000. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, then the Company will compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement will be compensated at the rate of $100 per person per hour. The Company estimated that projects developed during the term of this agreement would equal $1,260,000 upon completion and delivery of the software. Total consideration paid under this agreement as of August 31, 2001 equals $1,620,039.

LOAN FACILITY

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

     In the event Softalk does not require the full $2 million loan from the Company, any amounts advanced to Softalk may be converted to Softalk shares on a pro rata basis. As of August 31, 2001, the outstanding balance of the loan was $1,384,000. On September 8, 2001, the Company's Board of Directors approved amending the loan to extend the term of the loan for an additional year. The loan is due and owing but the Company has agreed to accept the interest payments without any capital repayment. As of August 31, 2001, accrued interest was paid in the amount of $166,218. Currently, capital is being paid off through the provision of services from Softalk. The Company anticipates the loan will be paid off over the next year.

NOTE RECEIVABLE

     On March 1, 2000, Rosnani Atan, a director and shareholder of the Company and an officer, director, and shareholder of Softalk executed a promissory note payable in the original principal amount of $32,000. Total outstanding principal and accrued interest is due on March 1, 2002. The interest rate on the note equals 7.75%. Ms. Atan resigned as a director of the Company effective September 27, 2000. Ms. Atan is the spouse of Mr. Lang. On March 1, 2001, the loan was repaid with accrued interest of $2,480.

     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, Vice President and director of the Company. Total outstanding principal and accrued interest is due on September 1, 2003. The loan was made pursuant to an unsecured promissory note that is due and payable September 1, 2003 and bears interest at the rate of 8.50% per annum.

CONSULTING AGREEMENT WITH RELATED PARTY

     Effective June 22, 2000, the Company entered into a consulting agreement with Rosnani Atan, a director and shareholder of the Company and an officer, director, and shareholder of Softalk. The consulting agreement indicates all staff in the Company's Tucson, Arizona office will report to the President of the Company directly through the individual. Additionally, the individual is to make recommendations to Company management on any matter relating to the Company's organization, operations, finance and personnel. Total consideration for the consulting agreement equals $30,000 per year. The consulting agreement terminates upon a 30 day written notice by either the Company or the individual. The consulting agreement was terminated on September 10, 2001.

                                     PART IV

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) the financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(a)(2) Exhibits

    Number                     Description of Filing                      Method
    ------                     ---------------------                      ------
     3.1       Articles of Incorporation, as originally filed with
               the Nevada Secretary of State on February 19, 1998,
               and as amended to date                                       (1)

     3.2       Bylaws of Wavetech International, Inc.                       (1)

     4         2000 Incentive Stock Plan                                    (2)

     4.1       Certificate of Designations, Rights, Preferences and
               Limitations of the Series B Convertible Preferred Stock      (3)

     4.2       Form of Warrant issued to investor in private placement      (3)

     4.3       Form of Warrant issued to Thomson Kernaghan & Co.
               Limited as Placement Agent in the private placement          (3)

    Number                     Description of Filing                      Method
    ------                     ---------------------                      ------
    10.1       Securities Purchase Agreement between Wavetech and the
               investor and the Placement Agent                             (3)

    10.2       Registration Rights Agreement between Wavetech, the
               Investor and the Placement Agent                             (3)

    10.3       Registration Right Agreement                                 (3)

    10.4       Securities Purchase Agreement                                (3)

    10.5       Product Customization Agreement                              (4)

    10.6       Purchase Agreement by and among Softalk, Inc.,
               Interpretel (Canada) Inc. and Wavetech International,
               Inc. dated October 25, 1999                                  (5)

    10.7       Amendment No. 1 to Amended and Restated License Agreement    (5)

    10.8       Amended and Restated License Agreement                       (5)

    10.9       Share Exchange Agreement by and among Wavetech
               International, Inc., Interpretel (Canada) Inc. and
               Softalk, Inc. dated November 13, 1999                        (5)

    21         Subsidiaries of the Registrant                                *

----------
*    Filed herewith
(1) Incorporated by reference from the like numbered exhibit to Form 10-Q for the quarter ended February 28, 1998.
(2) Incorporated by reference from the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3) Incorporated by reference from the like numbered exhibit to Form 8-K filed on May 16, 2000.
(4) Incorporated by reference from the Form 10-K for the year ended August 31, 2000, exhibit 10.5 was numbered exhibit 10.1 in the Form 10-K for the year ended August 31, 2000.
(5) Incorporated by reference from the Form 10-K for the year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2,
     10.3 and 10.4 respectively in the Form 10-K for the year ended August 31, 1999.

(b) Reports on Form 8-K Filed During the Last Quarter of The Period Covered by This Report are as Follows:

     On August 30, 2001, the Company filed a Form 8-K reporting that the Company, effective July 1, 2001, entered into a Telecommunications Service Agreement with a large multi-billion dollar company with global operations.

     On August 30, 2001, the Company filed a Form 8-K reporting that the Company, effective August 20, 2001, had appointed Mr. Robert A. Blanchard as its President and CEO.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BESTNET COMMUNICATIONS CORP.


Date: November 19, 2001                 By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Name:  Robert A. Blanchard
                                            Title: President & CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 19, 2001                 By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Robert A. Blanchard, President &
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 19, 2001                 By: /s/ Gerald I. Quinn
                                            ------------------------------------
                                            Gerald I. Quinn, Chairman, Director


Date: November 19, 2001                 By: /s/ Kelvin C. Wilbore
                                            ------------------------------------
                                            Kelvin C. Wilbore, Director


Date: November 19, 2001                 By: /s/ Kevin England
                                            ------------------------------------
                                            Kevin England, Director


Date: November 19, 2001                 By: /s/ Herman Haenert
                                            ------------------------------------
                                            Herman Haenert, Director