Form 10QSB
period 2001-11-30
BESTNET COMMUNICATIONS CORP
filed 2002-01-14
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended November 30, 2001.

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


                          5075 E. Cascade Road, Suite K
                          Grand Rapids, Michigan 49546
                    (Address of Principal Executive Offices)


                                 (616) 977-9933
                           (Issuer's Telephone Number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

As of January 7, 2002, there were 15,057,141 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets --
November 30, 2001 and August 31, 2001                                        3

Condensed Consolidated Statements of Operations for
the Three Month Periods Ended November 30, 2001 and
November 30, 2000                                                            4

Condensed Consolidated Statements of Cash Flows for
the Three Month Periods Ended November 30, 2001 and
November 30, 2000                                                            5

Condensed Consolidated Statement of Stockholders Equity --
November 30, 2001 and August 31, 2001                                        7

Notes to Condensed Consolidated Financial Statements --
November 30, 2001                                                            8

ITEM 2. Management's Discussion and Analysis or Plan of Operation            10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    15

ITEM 2. Changes in Securities and Use of Proceeds                            15

ITEM 3. Defaults upon Senior Securities                                      15

ITEM 4. Submission of Matters to a Vote of Security Holders                  15

ITEM 5. Other Information                                                    15

ITEM 6. Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                   16

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              NOVEMBER 30        AUGUST 31
                                    ASSETS                                       2001              2001
                                                                             ------------      ------------
                                                                              (UNAUDITED)        (NOTE 1)
Current Assets:
Cash and cash equivalents                                                    $    219,906      $    285,518
Accounts receivable, less allowance of $6,438 and $3,539                           43,293            18,529
Certificate of deposit                                                             21,405            21,282
Prepaid expenses and other assets                                                  59,299            36,663
                                                                             ------------      ------------
Total current assets                                                              343,903           361,992

Property and equipment, net of accumulated depreciation of
$ 1,672,017 and $1,630,755                                                      2,297,859         2,355,909
License fee, net of amortization of $2,893,679 , and $2,548,153                 6,781,089         7,126,615
Note receivable from affiliate                                                  1,432,576         1,384,000
Note receivable from shareholder /director                                         10,160            10,160
Deposits and other assets                                                         120,246            26,280
                                                                             ------------      ------------

Total assets                                                                 $ 10,985,833      $ 11,264,956
                                                                             ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                        $    511,625      $    153,736
Deferred revenue                                                                    9,887            10,460
Dividends payable                                                                   4,822                --
                                                                             ------------      ------------
Total current liabilities                                                         526,334           164,196

Stockholders' Equity:
Series B preferred stock, 6% cumulative, par value $.001 per share;
   10,000,000 shares authorized, 532 shares issued and outstanding                     --                 5
Series C preferred stock, 8% cumulative, par value $.001 per share;
   10,000,000 shares authorized, 5000 shares issued and outstanding                     5                --
Common stock, par value $.001 per share; 50,000,000 shares
   Authorized; 14,981,241 and 11,772,313 shares issued and outstanding             14,981            11,772
Additional paid-in capital                                                     28,870,977        28,109,515
Accumulated deficit                                                           (18,426,464)      (17,020,532)
                                                                             ------------      ------------

Total stockholders' equity                                                     10,459,499        11,100,760
                                                                             ------------      ------------

Total liabilities and stockholders' equity                                   $ 10,985,833      $ 11,264,956
                                                                             ============      ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            THREE MONTHS ENDED
                                                                                NOVEMBER 30
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
                                                                        (UNAUDITED)     (UNAUDITED)
Revenues                                                               $    226,094    $     74,648

Expenses:
Cost of sales (exclusive of depreciation and
amortization shown separately below)                                        440,430          61,224
General and administrative                                                  471,496         326,504
Depreciation and amortization                                               575,163         443,628
                                                                       ------------    ------------
Total expenses                                                            1,487,089         831,356

Net loss from operations                                                 (1,260,995)       (756,708)
                                                                       ------------    ------------

Other income (expense):
Interest income                                                              49,594          27,009
Interest expense                                                                 --             (36)
Miscellaneous income                                                             --               6
Gain on sale of assets                                                        1,215              --
Exchange gain (loss)                                                          4,746         (10,827)
                                                                       ------------    ------------

Total other income (expense)                                                 55,555          16,152

Net loss before preferred dividends                                      (1,205,440)       (740,556)

Cumulative preferred dividends declared and conversion dividends            200,492          66,651
                                                                       ------------    ------------

Net loss available to common shareholders                              $ (1,405,932)   $   (807,207)
                                                                       ============    ============

Net loss per common share, basic and diluted                           $       (.10)   $       (.17)
                                                                       ============    ============

Weighted average number of shares outstanding, basic and diluted         13,832,696       4,622,827
                                                                       ============    ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE-MONTH PERIODS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

                                                                2001           2000
                                                            -----------    -----------
                                                             (UNAUDITED)    (UNAUDITED)
Operating activities:
Net loss                                                    $(1,205,440)   $  (740,556)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                   575,163        443,628
Gain on sale of fixed assets                                     (1,215)            --
Common stock issued for services                                 91,000             --
Interest added to the certificate of deposit                       (123)            --
Interest added to the note receivable-related party             (48,576)            --
Preferred stock conversion penalty                                   --        121,742
Changes in assets and liabilities:
Accounts receivable                                             (24,764)            --
Deposits                                                        (93,966)      (404,330)
Prepaid expenses and other expenses                             (22,636)        (8,664)
Accounts payable and accrued expenses                           357,889        (71,856)
Deferred revenue                                                   (573)            --
                                                            -----------    -----------
Net cash used in operating activities                          (373,241)      (660,036)

Investing activities:
Purchase of property and equipment                          $  (182,871)       (47,531)
Proceeds from the sale of assets                                 12,499             --
Issuance of notes receivable from related party                      --        (10,160)
Purchase of certificate of deposit                                   --        (20,000)
                                                            -----------    -----------
Net cash used in investing activities                          (170,372)       (77,691)

Financing activities:

Proceeds from private placement                                 409,250             --
Principal payments on capital lease obligation                       --         (1,593)
Exercise of stock options                                        68,751         23,500
                                                            -----------    -----------
Net cash provided by financing activities                       478,001         21,907

Net increase (decrease) in cash                                 (65,612)      (715,820)

Cash and cash equivalents, beginning of period              $   285,518    $ 2,581,492
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   219,906    $ 1,865,672
                                                            ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

Non-Cash Transactions:

         Deemed dividends on the issuance of warrants:                  $141,750
                                                                        ========
         Dividend payable on Series C Preferred stock:                  $  4,822
                                                                        ========
         Beneficial conversion feature of Series C Preferred
         Stock:                                                         $ 41,667
                                                                        ========

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED AUGUST 31, 2001 AND
                THREE-MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)

                                     PREFERRED STOCK
                            -----------------------------------
                                 SERIES B           SERIES C         COMMON STOCK      ADDITIONAL
                            -----------------   ---------------  --------------------    PAID-IN      ACCUMULATED
                             SHARES    AMOUNT   SHARES   AMOUNT    SHARES     AMOUNT     CAPITAL        DEFICIT         TOTAL
                            --------   ------   ------   ------  ----------  --------  ------------   ------------   -----------
Balances, August 31, 2000      1,000        5      --       --   3,403,713     3,404    26,654,638    (13,005,722)    13,652,325

Net loss                          --       --      --       --          --        --            --     (3,802,797)    (3,802,797)
Conversion of Series B
  preferred stock            (467.61)    (.46)     --       --   3,477,400     3,477        (3,477)            --             --
Preferred stock dividends         --       --      --       --     227,265       227       211,786       (212,013)            --
Preferred stock conversion
  Penalty                         --       --      --       --      74,431        74       121,668             --        121,742
Common stock issued for
  Services                        --       --      --       --     162,000       162       453,538             --        453,700
Share exchange                    --       --      --       --   4,329,004     4,329        (4,329)            --             --
Warrants issued                   --       --      --       --          --        --       221,700             --        221,700
Stock options issued for
  services and software           --       --      --       --          --        --       355,590             --        355,590
Stock options exercised           --       --      --       --      98,500        99        98,401             --         98,500
                            --------   ------   -----    -----  ----------  --------  ------------   ------------   ------------
Balance, August 31, 2001      532.39   $ 4.54      --    $  --  11,772,313  $ 11,772  $ 28,109,515   $(17,020,532)  $ 11,100,760
                            --------   ------   -----    -----  ----------  --------  ------------   ------------   ------------

Net Loss                          --       --      --       --          --        --            --     (1,205,440)    (1,205,440)

Conversion of Series B
 preferred stock             (532.39)   (4.54)     --       --   2,928,144     2,928        (2,923)            --             --
Preferred stock dividends         --       --      --       --      10,783        11        12,242        (17,075)        (4,822)
Issuance of Series C
Preferred stock                   --       --   5,000        5          --        --       409,245             --        409,250
Warrants issued                            --      --       --     160,000       160          (160)            --             --
Stock options exercised           --       --      --       --      60,001        60        68,691             --         68,751
Common stock issued
 for services                     --       --      --       --      50,000        50        90,950             --         91,000
Beneficial ownership
Conversion                        --       --      --       --          --        --       183,417       (183,417)            --
                            --------   ------   -----    -----  ----------  --------  ------------   ------------   ------------
Balance, November 30, 2001        --   $   --   5,000    $   5  14,981,241  $ 14,981  $ 28,870,977   $(18,426,464)  $ 10,459,499
                            ========   ======   =====    =====  ==========  ========  ============   ============   ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2001

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. The balance sheet at August 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the fiscal year ended August 31, 2001, included in its Form 10-KSB for such fiscal period.

The consolidated financial statements include the accounts of BestNet Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and BestNetravel, Inc. All material intercompany balances and transactions have been eliminated.

NOTE 2 -- PER SHARE DATA

Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount).

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

During 1999 and 2000, the Company entered various license and purchase agreements with Softalk, Inc., a private Ontario, Canada corporation ("Softalk"). Softalk is a prinicpal owner of the company. Softalk is a developer of various internet telephony software and technology. Softalk provides approximately 100% of the service and software used by the Company in its internet telephony operations. A termination of the Softalk agreements would cause a delay in the Company's operations, which would have a material adverse effect on the Company's business, financial condition and results of operation.

On April 23, 1999, the Company and Softalk entered into a license agreement granting the Company and its subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts.

On July 31, 1999, the original license agreement was amended and restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, the Company agreed to pay Softalk an amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of additional Softalk products to the Company plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

On October 25, 1999, the Company and Softalk further amended their restated license agreement to grant the Company and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants the Company a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, the Company issued to Softalk five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued, equaling $154,000, was capitalized to the license agreement.

On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). Under this agreement, the Company also acquired a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents.

On August 6, 1999, the Company entered into a loan facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of repayment. As of November 30, 2001, the outstanding balance of the loan was $1,432,576. On September 8, 2000, the Company's Board of Directors approved amending the loan to extend the term of the loan for an additional year. The loan remains outstanding and is due and payable on demand including accrued interest.

As of November 30, 2001, total amounts due to Softalk included in accounts payable totaled $376,067.

NOTE 4 -- TRANSACTIONS WITH RELATED PARTIES

On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, an employee and director of the Company. The loan was made pursuant to an unsecured promissory note that is due and payable on September 1, 2003 and bears interest at the rate of 8.50% per annum.

NOTE 5 -- SERIES B PREFERRED REDEMPTION AND SERIES C PREFERRED STOCK ISSUANCE

On September 28, 2001, the Company entered into an agreement with the holder of the Company's Series B preferred stock to redeem the remaining 532 shares of such preferred stock in consideration for 2,938,927 shares of the Company's common stock. The common shares issued in connection with this redemption includes the dividend that had accrued through that date. As additional consideration for such agreement, the former holder of the preferred stock was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrant resulted in a deemed dividend value in the amount of $141,750.

On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $409,250. The financing consisted of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. The Series C Preferred Stock carries a dividend of 8%. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock is equal to (i) the sum of
(A) the Stated Value per share (as defined in the Series C Preferred Stock Certificate of Designations) and (B) at the Holder's election accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price is determined as follows (i) until 45 days from the date of issuance, $2.40, and (ii) on and after 45 days from the lower of (x) $2.40; or (y) eighty percent (80%) of the average of the three lowest closing prices for the Common Stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, the "Principal Market"), or on any securities exchange or other securities market on which the Common Stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. The shares of Series C Preferred Stock and dividends may not be converted without the consent of the Holder.

NOTE 6 - SEGMENT INFORMATION

The following represents the reportable segments of the Company for the three months ended November 30, 2001. There was no such segment information for the same period ended November 30, 2000.

                                                    Operating
                                   Net Sales      (Loss) Income     Total Assets
                                  -----------     -------------     ------------
BestNet Communications            $   189,621      $  (216,816)      $10,943,487

Bestnet Travel                         36,473            2,480            41,846
                                  -----------      -----------       -----------

Total                             $   226,094      $  (214,336)      $10,985,833
                                  ===========      ===========       ===========

NOTE 7 -- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, anticipates additional losses in fiscal year 2002 and has insufficient working capital as of November 30, 2001 to fund the anticipated loss. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

OPERATIONS OVERVIEW

During the three-month period ending November 30, 2001, substantial strategic events highlighted the Company' operations. Robert A. Blanchard was hired as President and CEO of the Company. Prior to joining BestNet, Mr. Blanchard served as President and COO of ProNet Global, Inc., a privately-held corporation dedicated to world wide strategic growth and support of independent business owners affiliated with Quixtar, a leading e-commerce organization. Through ProNet, Mr. Blanchard also served as President/CEO of the e-Alliance, a worldwide strategic alliance of marketing organizations and strategic partnerships representing approximately $2 billion in annual sales. Mr. Blanchard holds a Masters of Business Administration ("MBA") from Kellogg Graduate School of Management, Northwestern University. Gerald I. Quinn, the Company's former President and CEO, has retained the role of Chairman of the Company's Board of Directors.

Paul H. Jachim was also hired as Chief Operating Officer and interim Chief Financial Officer. Prior to joining BestNet, Mr. Jachim served as President and COO of Pacific TelCom, a unified communication solution provider and communications network co-owner. Prior to Pacific TelCom, Mr. Jachim served as President and CEO of Spectra Serve, Inc., a service subsidiary of Union Camp Corporation, now International Paper, Memphis, Tennessee.

Mr. Jachim also holds a MBA from Kellogg Graduate School of Management, Northwestern University. Along with our existing management team, the addition of Robert Blanchard and Paul Jachim gives us the management talent we need to lead BestNet Communications Corp. to the next level of results.

Facilities changes were made during the quarterly period for cost reduction and efficiency improvement. World headquarters were relocated to Grand Rapids, Michigan. The Tucson, Arizona office was scaled back substantially to reduce costs. Our BestNet Travel operations were temporarily suspended for cost reduction.

Quality improvement efforts during the period included establishing new operating procedures, network testing and trouble shooting that will improve the reliability of our network for our customers. Strategic relationships with Tier 1 carriers Qwest, WorldCom and Bell South are being established.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

Founded on July 10, 1986, BestNet Communications Corp., a Nevada corporation (formerly Wavetech International, Inc.) ("BestNet" or the "Company"), develops, markets and sells Internet-based telecom technologies. Substantially all of our development activities are performed by Softalk, a private Ontario, Canada-based company. Although founded in 1986, we did not commence operations until 1995. From 1995 until June 1999, we developed software for customized calling card services and created an infrastructure to market and distribute our product and services. During this period, our efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990's, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing our Bestnetcall web-enabled long distance service. On September 27, 2000, we changed our name to BestNet Communications Corp.

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

Following the completion of a telephone call, the total cost for that call may be viewed on the caller's online account. Call detail records may be printed or copied to Word or Excel applications. The Bestnetcall service also includes features such as speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via the website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity. BestNet Services

During the fiscal year ended August 31, 2001 ("Fiscal 2001"), BestNet, using Softalk's patented technology, contracted Softalk to create a wide range of telecommunications products and services. Any device that can access the Internet can be used by BestNet to enable telephone calls. The Bestnetcall suite of products include the following services:

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

Call Me Services

Through our Bestnetcall service we are able to offer customers the following services:

     * Customer Service -- Enable customers worldwide to contact the Company for product information, enrollment, company information and other assistance.

     *    Click  through   banner  --  The  banner   advertising   industry  can
          voice-enable their banners to achieve far more effective sales results. Potential customers who access the banner are able to click on a banner to call through to the banner provider and obtain more information about the product being advertised - thereby increasing sales for the advertiser.

     * Web Chat - click to join -- Through the Bestnetcall architecture, Web Chat providers enable users of their service to escalate from on-line chat to a live conversation. In this situation, numbers remain private and users do not have access to numbers of other users.

     * Anonymous calling -- The architecture of Bestnetcall allows for total security regarding both the FROM and TO legs. The FROM and TO numbers are never displayed, thus it is not possible to determine from where a call is being placed. Certain website providers need both numbers to be anonymous or private, so the callers do not know the numbers they are dialing, nor should the person being called know which number is dialing them.

     * Call Shacks -- The BestNet Internet telephony system can be used to enable telephone calls in facilities that sell minutes to consumers for use on one of the telephones within the "call shack" or "telephone store". A web-enabled computer can not only launch calls from any number of extension phones or phones connected to direct lines within the call shack, but can also monitor real-time use of the minutes and the actual cost of each call. Call shacks are used by migrant workers in the U.S. to call home and in many countries where consumers do not have any other access to a telephone. The BestNet system allows BestNet to also monitor real time activity that minimizes the occurrence of payment fraud by the call shack.

Sales Calls

The Bestnetcall architecture provides the ability to supply sales organizations, such as real estate companies and automobile sales companies, a telecommunications infrastructure whereby customers can call in, review and purchase products. Enrollment and billing infrastructures are also provided.

Satellite Calls

Bestnetcall allows for terrestrial offices to call remote platforms such as ships, airplanes and oilrigs. Bestnetcall has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls.

Mobile Calling

Bestnetcall has developed a wireless application that operates on the Palm VII and other wireless enabled Palm devices to enable users to place calls while away from the office. Applications have also been developed for the Personal Digital Assistant's ("PDA's") such as Compaq's iPAQ.

Bestnetcall also enables calls to be launched via email devices such as the Blackberry manufactured by Research in Motion, and mobile phones that have text messaging. These capabilities expand the target customer-base for BestNet's services. We believe the increased availability created by mobile calling makes the product more attractive to users. BestNet is currently investigating the opportunity to offer pager calling, where the customer uses a pager to initiate a phone call.

All calls from these devices are billed in the same way as calls placed through our web product.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000.

Revenues.

The Company had revenues of $226,094 for the three-month period ended November 30, 2001, compared to $74,648 for the comparable period in fiscal 2000. Current period revenues were derived from customer usage of the Bestnetcall and Bestnetravel services.

Cost of Sales.

Cost of sales increased to $440,430 for the three-month period ended November 30, 2001, from $61,224 for the comparable period in fiscal 2000. Current period costs consisted of long distance charges from carriers, cost associated with the establishment of the Company's points-of-presence in New York and Los Angeles, and maintenance of the Bestnetcall websites.

General and Administrative Expenses.

General and administrative expenses increased to $471,497 for the three months ended November 30, 2001, from $326,504 for the comparable period in fiscal 2000. Consulting fees increased to $106,777 for the three months ended November 30, 2001, from $10,550 for the comparable fiscal period in fiscal 2000. This increase is attributable to the hiring of consultants for the Bestnetcall product. Payroll and related expenses increased to $164,317 for the three months ended November 30, 2002, from $90,686 in the comparable period due to the hiring of additional executive management. Bad debt expense decreased to $2,844 from $13,151 for the three months, due to the implementation of increased fraud protection procedures. The Company has established an allowance for bad debt equal to 1.5% of Bestnetcall quarterly revenue.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses increased to $575,163 for the three months ended November 30, 2001, from $443,628 for the comparable period in fiscal 2000. This increase was due to depreciation for the additional purchases of equipment, software and computer hardware.

Interest Income.

Interest income increased to $49,594 for the three months ended November 30, 2001, from $27,009 for the comparable period in fiscal 2000 due to the recording of $48,576 from Softalk on interest accrued on the Loan Facility. The interest on the Softalk loan is capitalized as a part of the note receivable balance.

Interest Expense.

Interest expense decreased to zero for the three months ended November 30, 2001, from $36 for the comparable period in fiscal 2000. The interest expense in the prior fiscal year was attributable to a capital lease that has been repaid.

Preferred Declared and Deemed Dividends.

Preferred dividends decreased to $17,075 for the three months ended November 30, 2001, from $66,651 for the comparable period in fiscal 2000. The Series B Preferred Stock was redeemed on September 28, 2001; the dividends paid upon redemption were $12,253. As additional consideration for such agreement, the former holder of the preferred stock was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrants resulted in a deemed dividend valued in the amount of $141,750. On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends accrued on the Series C Preferred Stock were $4,822 for the three months ended November 30, 2001. Dividends accumulate, with respect to the outstanding shares of the Series C Preferred Stock, at a rate of eight percent (8%) per annum, and may be paid in cash or in shares of common stock of the Company, at the Company's option. Assuming the conversion of the Series C Preferred Stock on November 30, 2001, such shares would have been convertible into an aggregate of 378,788 shares of common stock based on the then existing conversion ratio. Assuming the conversion of the Series C Preferred Stock on October 17, 2001, such shares would have been convertible into an aggregate of 208,333 shares of common stock based on the conversion ratio, and result in a beneficial conversion deemed dividend of approximately $41,600 in October of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001, the Company had cash of $219,906. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon issuance of debt or equity in order to raise capital. The Company anticipates it will have to raise additional equity capital over the next three months to fund operations. The Company expects to receive additional funding of up to $5,000,000 over the next ten months.

As of January 7, 2002, the Company believes that its current working capital and funds generated from operations are sufficient to fund the Company's operations for the next three months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, the Company will be unable to fund its operations and will experience defaults under certain of its contractual agreements, including its lease agreements for its corporate headquarters. These agreements are subject to termination in the event of default. Certain of the parties to these agreements could take legal action against the Company to collect amounts owed to them. Accordingly, the Company's financial condition could require that the Company seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. The Company's independent certified public accountants have issued a going concern opinion on the financial statements of the Company for the fiscal year ended August 31, 2001.

INFLATION

Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 28, 2001 the Company entered into an agreement with the holder of the 532 outstanding shares of the Company's Series B Preferred Stock. Under the terms of this agreement, the Company agreed to redeem the 532 shares of Series B Preferred Stock for 2,938,927 shares of the Company's common stock. The shares issued reflect the dividend that had accrued through that date. In addition to the exchange, the former holder of the preferred stock was given a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share.

On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The funds are being used for working capital purposes. The financing consisted of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. The Series C Preferred Stock carries a dividend of 8%. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock is equal to (i) the sum of (A) the Stated Value per share (as defined in the Series C Preferred Stock Certificate of Designations) and (B) at the Holder's election accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price is determined as follows (i) until 45 days from the date of issuance, $2.40, and
(ii) on and after 45 days from the date hereof, the lower of (x) $2.40; or (y) eighty percent (80%) of the average of the three lowest closing prices for the Common Stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, the "Principal Market"), or on any securities exchange or other securities market on which the Common Stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. The shares of Series C Preferred Stock and dividends may not be converted without the consent of the Holder.

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


Dated: January 14, 2002                     BESTNET COMMUNICATIONS CORP.


                                            By: /s/ Robert A. Blanchard
                                                --------------------------------
                                                Robert A. Blanchard, President
                                                and Chief Executive Officer



                                            By: /s/ Paul H. Jachim
                                                --------------------------------
                                                Paul H. Jachim, Chief Operating
                                                Officer and Chief Financial
                                                Officer