Form 10QSB
period 2002-02-28
BESTNET COMMUNICATIONS CORP
filed 2002-04-11
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended February 28, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________ to __________.


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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 1, 2002, there were 16,177,005 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets --
         February 28, 2002 and August 31, 2001                                 3

         Condensed Consolidated Statements of Operations for
         the Six Month Periods Ended February 28, 2002 and
         February 28, 2001                                                     4

         Condensed Consolidated Statements of Operations for
         the Three Month Periods Ended February 28, 2002 and
         February 28, 2001                                                     5

         Condensed Consolidated Statements of Cash Flows for
         the Six Month Periods Ended February 28, 2002 and
         February 28, 2001                                                     6

         Notes to Condensed Consolidated Financial Statements --
         February 28, 2002                                                     7

ITEM 2.  Management's Discussion and Analysis or Plan of Operation            10

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    16

ITEM 2.  Changes in Securities and Use of Proceeds                            16

ITEM 3.  Defaults upon Senior Securities                                      16

ITEM 4.  Submission of Matters to a Vote of Security Holders                  16

ITEM 5.  Other Information                                                    16

ITEM 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               FEBRUARY 28        AUGUST 31
                                     ASSETS                                        2002              2001
                                                                               ------------      ------------
                                                                                (UNAUDITED)        (NOTE 1)
Current Assets:
Cash and cash equivalents                                                      $     18,754      $    285,518
Accounts receivable, less allowance of $7,121 and $3,539                             50,222            18,529
Certificate of deposit                                                               22,013            21,282
Prepaid expenses and other assets                                                    41,111            36,663
                                                                               ------------      ------------
Total current assets                                                                132,100           361,992

Property and equipment, net of accumulated depreciation of
  $1,899,278 and $1,630,755                                                       2,072,605         2,355,909
License fee, net of accumulated amortization of $3,239,206, and $2,548,153        6,435,562         7,126,615
Note receivable from affiliate                                                    1,465,060         1,384,000
Note receivable from shareholder/director                                                --            10,160
Deposits and other assets                                                            69,486            26,280
                                                                               ------------      ------------

Total assets                                                                   $ 10,174,813      $ 11,264,956
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                                          $    637,185      $    153,736
Deferred revenue                                                                     10,390            10,460
Dividends payable                                                                     6,095                --
                                                                               ------------      ------------
Total current liabilities                                                           653,670           164,196

Stockholders' Equity:
Series B preferred stock, 6% cumulative, par value $.001 per share;
  10,000,000 shares authorized, 532 shares issued and outstanding                        --                 5
Series C preferred stock, 8% cumulative, par value $.001 per share;
  10,000,000 shares authorized, 3,037 shares issued and outstanding                       3                --
Common stock, par value $.001 per share; 50,000,000 shares
  Authorized; 15,358,255 and 11,772,313 shares issued and outstanding                15,358            11,772
Additional paid-in capital                                                       28,982,901        28,109,515
Accumulated deficit                                                             (19,477,119)      (17,020,532)
                                                                               ------------      ------------

Total stockholders' equity                                                        9,521,143        11,100,760
                                                                               ------------      ------------

Total liabilities and stockholders' equity                                     $ 10,174,813      $ 11,264,956
                                                                               ============      ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            SIX MONTHS ENDED
                                                                              FEBRUARY 28
                                                                     ------------------------------
                                                                        2002               2001
                                                                     ------------      ------------
                                                                     (UNAUDITED)       (UNAUDITED)
Revenues                                                             $    459,753      $    145,536

Expenses:
Cost of sales (exclusive of depreciation and
  amortization shown separately below)                                    740,827           135,425
General and administrative                                                880,199           589,115
Depreciation and amortization                                           1,147,950           915,309
                                                                     ------------      ------------
Total expenses                                                          2,768,976         1,639,849

Net loss from operations                                               (2,309,223)       (1,494,313)
                                                                     ------------      ------------

Other income (expense):

Interest income                                                            88,148            45,198
Interest expense                                                               --               (36)
Income tax expense                                                        (30,000)               --
Miscellaneous income                                                            7                12
Gain on sale of assets                                                      1,215                --
Exchange gain (loss)                                                          882            (1,686)
                                                                     ------------      ------------

Total other income (expense)                                               60,252            43,488

Net loss before preferred dividends                                    (2,248,971)       (1,450,825)

Cumulative preferred dividends declared and conversion dividends          207,616           123,931
                                                                     ------------      ------------

Net loss available to common shareholders                            $ (2,456,587)     $ (1,574,756)
                                                                     ============      ============

Net loss per common share, basic and diluted                         $       (.17)     $       (.23)
                                                                     ============      ============

Weighted average number of shares outstanding, basic and diluted       14,552,983         6,857,784
                                                                     ============      ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                              FEBRUARY 28
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
                                                                     (UNAUDITED)       (UNAUDITED)
Revenues                                                             $    233,659      $     70,888

Expenses:
Cost of sales (exclusive of depreciation and
  amortization shown separately below)                                    300,397            74,201
General and administrative                                                408,702           262,612
Depreciation and amortization                                             572,787           471,681
                                                                     ------------      ------------
Total expenses                                                          1,281,886           808,494

Net loss from operations                                               (1,048,227)         (737,606)
                                                                     ------------      ------------

Other income (expense):
Interest income                                                            38,554            18,190
Interest expense                                                               --                --
Income tax expense                                                        (30,000)               --
Miscellaneous income                                                            7                 6
Exchange gain (loss)                                                       (3,864)            9,141
                                                                     ------------      ------------

Total other income (expense)                                                4,697            27,337

Net loss before preferred dividends                                    (1,043,530)         (710,269)

Cumulative preferred dividends declared and conversion dividends            7,125            57,280
                                                                     ------------      ------------

Net loss available to common shareholders                            $ (1,050,655)     $   (767,549)
                                                                     ============      ============

Net loss per common share, basic and diluted                         $       (.07)     $       (.08)
                                                                     ============      ============

Weighted average number of shares outstanding, basic and diluted       15,078,284         9,791,824
                                                                     ============      ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX-MONTH PERIODS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

                                                             2002             2001
                                                          -----------      -----------
                                                          (UNAUDITED)      (UNAUDITED)
Operating activities:
Net loss                                                  $(2,248,971)     $(1,450,825)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                               1,147,950          915,309
Gain on sale of fixed assets                                   (1,215)              --
Common stock issued for services                               99,700               --
Interest added to the certificate of deposit                     (731)              --
Interest added to the note receivable-related party           (81,060)              --
Preferred stock conversion penalty                                 --          121,742
Notes receivable repaid through service                        10,160               --

Changes in assets and liabilities:
Accounts receivable                                           (31,693)         (10,810)
Deposits                                                      (43,206)              --
Prepaid expenses and other expenses                            (4,448)          81,473
Accounts payable and accrued expenses                         483,448           22,054
Deferred revenue                                                  (70)              --
                                                          -----------      -----------
Net cash used in operating activities                        (670,136)        (321,057)

Investing activities:
Purchase of property and equipment                        $  (184,878)      (1,011,924)
Proceeds from the sale of assets                               12,499               --
Issuance of notes receivable from related party                    --          (10,160)
Purchase of certificate of deposit                                 --          (20,000)
                                                          -----------      -----------
Net cash used in investing activities                        (172,379)      (1,042,084)

Financing activities:
Proceeds from private placement                               507,000               --
Principal payments on capital lease obligation                     --           (1,593)
Exercise of stock options                                      68,751           23,500
                                                          -----------      -----------
Net cash provided by financing activities                     575,751           21,907

Net decrease in cash                                         (266,764)      (1,341,234)

Cash and cash equivalents, beginning of period            $   285,518      $ 2,581,492
                                                          -----------      -----------

Cash and cash equivalents, end of period                  $    18,754      $ 1,240,258
                                                          ===========      ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2002

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended February 28, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. The balance sheet at August 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the fiscal year ended August 31, 2001, included in its Form 10-KSB for such fiscal period.

     The  consolidated  financial  statements  include  the  accounts of BestNet
Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and BestNetravel, Inc. All material intercompany balances and transactions have been eliminated.

     Unless the context indicates otherwise, the terms "BestNet," the "Company," "we," "us" or "ours," refer to BestNet and its subsidiaries.

NOTE 2 -- PER SHARE DATA

     Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations include current shares outstanding.

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     We have relationships with various vendors that support the delivery of BestNet services to our clients. The most significant relationship is with Softalk, Inc. ("Softalk"), the developer and patent holder of the core technology upon which the BestNet solutions are based. The Company has entered into a license agreement with Softalk with respect to this technology, which has been amended and restated. A material change in the Company's relationship with Softalk could have a material adverse effect on our business, financial condition, and results of operations.

     On August 6, 1999, the Company entered into a loan facility agreement with Softalk. Under the terms of this facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Principal and interest under the loan was originally due on August 6, 2000, subject to Softalk's right to convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of repayment. As of February 28, 2002, the outstanding balance of the loan was $1,465,060. On September 8, 2000, the Company's Board of Directors approved an amendment to the loan to extend the maturity date for an additional year. The loan remains outstanding and is due and payable on demand including accrued interest.

     As of February 28, 2002, total amounts due to Softalk included accounts payable of $371,393.

NOTE 4 -- TRANSACTIONS WITH RELATED PARTIES

     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, an employee and director of the Company. During the period, management forgave this loan in lieu of a salary increase now due.

NOTE 5 -- SERIES B PREFERRED REDEMPTION AND SERIES C PREFERRED STOCK ISSUANCE

     On September 28, 2001, the Company entered into an agreement with the holder of the Company's Series B Preferred Stock to redeem the remaining 532 shares of such preferred stock in consideration for 2,938,927 shares of the Company's common stock. The common shares issued in connection with this redemption includes accrued dividends through that date. As additional consideration for such agreement, the former holder of the preferred stock was also issued a warrant to purchase 225,000 shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrant resulted in a deemed dividend value in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $409,250. The financing consisted of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears and accrue at a rate of 8% per annum. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock is equal to (i) the sum of (A) the Stated Value per share (as defined in the Series C Preferred Stock Certificate of Designations) and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price is determined as follows (i) until 45 days from the date of issuance, $2.40, and
(ii) on and after 45 days from the date of issuance  the lower of (x) $2.40;  or
(y) eighty percent (80%) of the average of the three lowest closing prices for the common stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, the "Principal Market"), or on any securities exchange or other securities market on which the Common Stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. As of February 28, 2002, the company had issued 361,321 shares of common stock for the redemption of 3,113 Series C Preferred shares.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $97,750. The financing consisted of 1,150 shares of Series C Preferred Stock and a Warrant to purchase 5,750 shares of Common Stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears and accrue at a rate of 8%. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock is determined pursuant to the same formula described in the preceding paragraph. The Preferred Stock will have a mandatory conversion date two years from the date of issuance.

NOTE 7 -- SEGMENT INFORMATION

     The Company has suspended operations of its former travel business and currently operates in only one segment, communication services.

NOTE 8 -- CONTRACTS

     During the period ended February 28, 2002, the Company completed negotiations of a two-year contract with Qwest Communications. The contract commits the Company to $360,000 in telecommunication service use over a two year period or to pay for the equivalent based on 30% use of the commitment amount in year one followed by 70% in year two. In addition, a monthly $2,500 commitment of use per connection point is also part of the contract. To date the company has met these commitments and they are in exchange for favorable service rates.

NOTE 9 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations over the years and anticipates additional losses in fiscal year 2002. Management has implemented a number of cost-cutting initiatives in non-core areas of the business to reduce working capital needs. Additionally, subsequent to the period end the Company recently closed a round of financing that netted approximately $242,900 for working capital and other corporate needs. The Company continues to pursue additional capital for growth.

Note 10 -- SUBSEQUENT EVENTS

     On March 8, 2002, the Company secured $100,000 in financing through the issuance of two $50,000, 8% Subordinated Convertible Promissory Notes due June 8, 2002. The Company may prepay its obligations under these notes at any time, in whole or in part, without penalty.

     On the maturity date of these notes, the Company has the option to pay all of the amount due under the notes, including accrued but unpaid interest thereon, in cash, or with the approval of the holder, by issuing shares of BestNet Common Stock. The number of shares of Common Stock issuable in connection with such payment is determined by dividing the aggregate amount the Company elects to pay in shares of Common Stock by the closing bid price of the Common Stock on March 8, 2002.

     Similarly, the notes may be converted into Common Stock at any time during the term of the note and ending upon the repayment or redemption in full of the principal, together with any accrued but unpaid interest, of the notes, at a conversion price equal to seventy percent (70%) of the closing bid price of the Common Stock on March 8, 2002, or the closing bid price of the Commom Stock of the date a conversion request is received from Holder, whichever is less.

     On March 14, 2002, the Company completed the private placement of 519,750 shares of Common Stock with an accredited investor. The private placement yielded net proceeds to the Company of $242,900.

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

OPERATIONS OVERVIEW

     Our revenues continued to grow in the most recent quarterly period, setting new records. This increase is a direct result of increased usage by existing corporate and residential clients, along with acquisition of new users. During the fiscal quarter ended February 28, 2002, the Company experienced a 29% increase in new clients due to new enrollments. This has a direct and positive impact on revenue growth.

     In support of our position as the "best in class value" communication service, we have reached agreements with Bell South, Qwest and WorldCom to provide global long-distance connectivity. The Company's strategy is to develop business relationships with these top tier companies in order to provide the highest quality and best value long distance services along with other communication solutions.

     The Company also completed the development of an intellectual-property management strategy for the patented technology owned by Softalk and licensed to BestNet. The Company recently reached an agreement with the law firm of Brown Raysman Millstein Felder Steiner LLP, headquartered in New York City, to begin implementation of this IP strategy. Brown Raysman specializes in intellectual property management and has a long successful history of performance with Fortune 100 clients.

     In January 2002, the Company retained the public and investor relations firm of Lambert Edwards & Associates, Inc., which is based in Grand Rapids, Michigan. Lambert, Edwards and Associates, Inc. has begun a communication program including disclosure, appropriate news releases, media relations for trade and business publications and investor contact. The Company also has begun to redevelop the www.bestnetcom.com website to include investor information, a frequently-asked-questions section and other features to facilitate communication with shareholders, stakeholders, consumers and the public-at-large.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

     Founded on July 10, 1986, BestNet Communications Corp., a Nevada corporation (formerly Wavetech International, Inc.) ("BestNet" or the "Company"), develops, markets and sells Internet-based telecommunications technologies.

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

     Under the terms of this licensing agreement, BestNet was granted certain marketing and customer service rights with respect to Softalk's technologies. The licensing agreement was later amended and restated on October 25, 1999, to grant BestNet exclusive global rights to distribute, market, service, sell, and sublicense Softalk's services and products to commercial accounts and on a worldwide non-exclusive basis to individual consumer accounts. BestNet also has the exclusive right to provide billing and customer support services for all customer accounts.

     On September 27, 2000, we changed our name to BestNet Communications Corp. Since then, we have focused all of our efforts and resources on marketing our Bestnetcall web-enabled communication services.

     BestNet owns and operates telecommunication facilities in Toronto, Canada, New York City, and Los Angeles, including high-capacity switches and Internet servers. In addition, BestNet makes use of specialized software for data management, billing and customer service requirements.

     The brand name for our web-enabled communication service is Bestnetcall. The service was first made available to the public on April 17, 2000. We are presently focusing our resources on marketing Bestnetcall to multi-national enterprise clients and consumers around the world.

     Users of our Bestnetcall service are able to do the following by accessing our website at www.bestnetcall.com:

     *    Enroll

     *    Place calls, including conference calling and other service features

     *    Pay for service

     *    Access customer service immediately on the Internet

     *    Access billing information in real time

     Bestnetcall does not require the purchase of special hardware or software by the customer and uses existing telephone equipment. Users only need access to the Internet and an available phone line. Bestnetcall also offers immediate billing information to all users and accepts various payment methods, including pre-paid or post-paid credit card payments and invoicing options.

     Following the completion of a telephone call, the total cost for that call may be viewed on the caller's online account. Call detail records may be printed or copied to Word or Excel applications. The Bestnetcall service also includes features such as speed dialing, personalized directories, client billing codes, world-wide country/city code lookup and immediate access to customer service via the website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

     BestNet communication services include:

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

     This service can reduce the cost of conference calls by up to 80% as compared to traditional conferencing services currently offered by carriers. We have benchmarked the value of this conference-calling service to similar services available in the marketplace and believe it to be the "best value in its class."

Call Me Services

     Through our Bestnetcall service we are also able to offer customers the following services:

     * Call Me service - The Call Me service enables people worldwide to contact a Company for product information, company information and other assistance. The Call Me service facilitates contact from a web page to a live customer service representative.

     *    Click  through   banner  --  The  banner   advertising   industry  can
          voice-enable their banners to achieve far more effective sales results. Potential customers who access the banner are able to click on a banner to call through to the banner providers customer service and obtain more information about the product being advertised - thereby increasing sales for the advertiser.

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

Satellite Calls

     Bestnetcall has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls. This circuit provides our Bestnetcall service with the capability to complete calls to remote platforms such as ships, airplanes and oilrigs.

Mobile Calling

     Bestnetcall has developed a wireless application that operates on the Palm VII and other wireless enabled Palm devices to enable users to place calls while away from the office. Applications have also been developed for Personal Digital Assistant's ("PDA's") such as Compaq's iPAQ,

     Bestnetcall also enables calls to be launched via email devices such as the Blackberry, manufactured by Research in Motion, and mobile phones that have text messaging. These capabilities expand the target customer-base for BestNet's services. We believe the increased availability created by mobile calling makes the product more attractive to users.

     All calls from these devices are billed in the same way as calls placed through our web product.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 2002, COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 2001.

Revenues

     The Company had revenues of $459,753 for the six-month period ended February 28, 2002, compared to $145,536 for the comparable period in fiscal 2001. Current period revenues were derived from customer usage of the Bestnetcall service.

Cost of Sales

     Cost of sales increased to $740,827 for the six-month period ended February 28, 2002, from $135,425 for the comparable period in fiscal 2001. Current period costs consisted of long distance charges from carriers, costs associated with the points-of-presence in New York, Toronto and Los Angeles, and maintenance of the Bestnetcall websites.

General and Administrative Expenses

     General and administrative expenses increased to $880,199 for the six months ended February 28, 2002, from $589,115 for the comparable period in fiscal 2001. Payroll increased to $350,270 for the six months ended February 28, 2002, from $114,576 in the comparable period due to the hiring of additional executive management. This increase was partially offset by a decrease in rent expense to $54,577 from $92,987 for the six-month period due to the termination of the Company's Tucson, Arizona office lease. Legal Fees increased to $75,600 from $38,012 due to the Company's efforts to resolve certain contractual issues with a former consultant. Bad debt expense decreased to $5,178 from $19,403 for the six months, due to the implementation of increased fraud protection procedures. The Company has reduced the allowance for bad debt estimate from approximately 1.5% to approximately 1% of Bestnetcall quarterly revenue due to these measures.

Depreciation and Amortization Expenses.

     Depreciation and amortization expenses increased to $1,147,950 for the six months ended February 28, 2002, from $915,309 for the comparable period in fiscal 2001. This increase was due to depreciation for the additional purchases of equipment, software and computer hardware.

Interest Income

     Interest income increased to $88,148 for the six months ended February 28, 2002, from $45,198 for the comparable period in fiscal 2001 due to the recording of $86,340 of interest accrued arising from the Company's loan facility with Softalk (the "Softalk Loan Facility"). Interest on the Softalk loan is capitalized as a part of the note receivable balance.

Interest Expense

     Interest expense decreased to zero for the six months ended February 28, 2002, from $36 for the comparable period in fiscal 2001. The interest expense in the prior fiscal year was attributable to a capital lease that has been repaid.

Preferred Declared and Deemed Dividends

     Series B Preferred dividends decreased to $12,253 for the six months ended February 28, 2002, from $123,931 for the comparable period in fiscal 2001. The Series B Preferred Stock was redeemed on September 28, 2001. The dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the preferred stock was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrants resulted in a deemed dividend valued in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. Dividends on the Series C Preferred Stock totaled $11,947 for the six months ended February 28, 2002, of which $6,095 remain unpaid. Assuming the conversion of the Series C Preferred Stock on February 28, 2002, such shares would have been convertible into an aggregate of 386,590 shares of common stock based on the then existing ratio. A beneficial conversion feature of approximately $41,600 resulted in a charge to retained earnings in the first quarter of 2002.

THREE MONTHS ENDED FEBRUARY 28, 2002, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001.

Revenues

     The Company had revenues of $233,659 for the three-month period ended February 28, 2002, as compared to $70,888 for the comparable period in fiscal 2001. Revenues generated were attributable to the Company's Bestnetcall service.

Cost of Sales

     Cost of sales increased to $300,397 for the three-month period ended February 28, 2002 from $74,201 for the comparable period in fiscal 2001. Current period costs consisted of long distance costs from carriers for the Bestnetcall service and costs associated with the maintenance of the network and Bestnetcall website.

General, Administrative and Fixed Expenses

     General, administrative and fixed expenses increased to $408,702 for the three months ended February 28, 2002, from $262,612 for the three months ended February 28, 2001. Payroll increased to $208,121 for the three months ended February 28, 2002, from $56,993 in the comparable period due to the hiring of additional executive management. Operations expense, which includes the cost of the Company's point-of-presence, T-1 lines, and maintenance of the Bestnetcall website expense, increased to $66,713 from $8,763 in the previous period due to the reclassification of these fixed costs from the cost of goods. Bad debt expense decreased to $2,334 for the three months ended February 28, 2002 from $6,252 in the comparable period in fiscal 2001 due to the implementation of increased fraud protection procedures. The Company has reduced the allowance for bad debt estimate from approximately 1.5% to approximately 1% of Bestnetcall quarterly revenue due to these measures.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased to $572,787 for the three months ended February 28, 2002, from $471,681 for the comparable period in fiscal 2001. This increase was due to depreciation for the additional purchases of equipment, software and computer hardware.

Interest Income

     Interest income increased to $38,554 for the three months ended February 28, 2002, from $18,190 for the comparable period in fiscal 2001 due to the recording of $37,764 of interest accrued on the Softalk loan facility. The interest on the Softalk loan is capitalized as a part of the note receivable balance.

Income Tax Expense

     Income tax expense increased to $30,000 for the three months ended February 28, 2002 from zero for three months ended February 28, 2001. This was due to an asset tax based on the Company's Canadian based operations.

Preferred Declared and Deemed Dividends

     Series B Preferred dividends decreased to zero for the three months ended February 28, 2002, from $57,280 for the comparable period in fiscal 2001. The Series B Preferred Stock was redeemed on September 28, 2001. The dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the preferred stock was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrants resulted in a deemed dividend valued in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at a rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. Dividends on the Series C Preferred Stock totaled $7,125 for the three months ended February 28, 2002, of which $6,095 remain unpaid. Assuming the conversion of the Series C Preferred Stock on February 28, 2002, such shares would have been convertible into an aggregate of 386,590 shares of common stock based on the then existing conversion ratio. A beneficial conversion feature of $41,600 resulted in a charge to retained earnings in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2002, the Company had cash of $18,754. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital. As of March 14, 2002, the Company had raised an additional $342,900 since February 28, 2002 and anticipates it will have to raise additional equity capital over the next three months to fund its operations.

     As of March 14, 2002, the Company believes that its current working capital and funds generated from operations are sufficient to fund the Company's operations for the next two months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, will continue to be a focus for the Company. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 28, 2001, the Company entered into an agreement with the holder of the Company's Series B Preferred Stock to redeem the remaining 532 shares of such preferred stock in consideration for 2,938,927 shares of the Company's common stock. The common shares issued in connection with this redemption includes accrued dividends through that date. As additional consideration for such agreement, the former holder of the preferred stock was also issued a warrant to purchase 225,000 shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrant resulted in a deemed dividend value in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $409,250. The financing consisted of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears and accrue at a rate of 8% per annum. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock is equal to (i) the sum of (A) the Stated Value per share (as defined in the Series C Preferred Stock Certificate of Designations) and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price is determined as follows (i) until 45 days from the date of issuance, $2.40, and
(ii) on and after 45 days from the date of issuance  the lower of (x) $2.40;  or
(y) eighty percent (80%) of the average of the three lowest closing prices for the common stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, the "Principal Market"), or on any securities exchange or other securities market on which the Common Stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $97,750. The financing consisted of 1,150 shares of Series C Preferred Stock and a Warrant to purchase 5,750 shares of Common Stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears and accrue at a rate of 8%. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock is determined pursuant to the same formula described in the preceding paragraph. The Preferred Stock will have a mandatory conversion date two years from the date of issuance.

     On March 14, 2002, the Company completed the private placement of 519,750 shares of Common Stock with an accredited investor. The private placement yielded net proceeds to the Company of $242,900.

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

Dated: April 11, 2002                   BESTNET COMMUNICATIONS CORP.


                                        By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Robert A. Blanchard, President
                                            and Chief Executive Officer


                                        By: /s/ Paul H. Jachim
                                            ------------------------------------
                                            Paul H. Jachim, Chief Operating
                                            Officer and Chief Financial
                                            Officer