Form 10QSB
period 2002-05-31
BESTNET COMMUNICATIONS CORP
filed 2002-07-15
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended May 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________________ to ___________________.


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


                        5075 E. Cascade Road SE, Suite K
                          Grand Rapids, Michigan 49546
                    (Address of Principal Executive Offices)


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

As of July 1, 2002, there were 16,530,005 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets --
May 31, 2002 and August 31, 2001                                              3

Condensed Consolidated Statements of Operations for
the Nine Month Periods Ended May 31, 2002 and
May 31, 2001                                                                  4

Condensed Consolidated Statements of Operations for
the Three Month Periods Ended May 31, 2002 and
May 31, 2001                                                                  5

Condensed Consolidated Statements of Cash Flows for
the Nine Month Periods Ended May 31, 2002 and
May 31, 2001                                                                  6

Notes to Condensed Consolidated Financial Statements --
May 31, 2002                                                                  7

ITEM 2. Management's Discussion and Analysis or Plan of Operation            10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    16

ITEM 2. Changes in Securities and Use of Proceeds                            16

ITEM 3. Defaults upon Senior Securities                                      16

ITEM 4. Submission of Matters to a Vote of Security Holders                  16

ITEM 5. Other Information                                                    16

ITEM 6. Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                   18

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      MAY 31         AUGUST 31
                                       ASSETS          2002            2001
                                                   ------------    ------------
                                                    (UNAUDITED)      (NOTE 1)
Current Assets:

Cash and cash equivalents                          $    603,754    $    285,518
Accounts receivable, less allowance of
  $8,494 and $3,539                                      63,524          18,529
Certificate of deposit                                   22,384          21,282
Prepaid expenses and other assets                        31,807          36,663
                                                   ------------    ------------
Total current assets                                    721,469         361,992

Property and equipment, net of accumulated
  depreciation of $2,125,413 and $1,630,755           1,846,881       2,355,909
License fee, net of accumulated amortization
  of $3,584,732, and $2,548,153                       6,090,036       7,126,615
Note receivable from Softalk                          1,486,396       1,384,000
Note receivable from shareholder/director                    --          10,160
Deposits and other assets                               104,097          26,280
                                                   ------------    ------------

Total assets                                       $ 10,248,879    $ 11,264,956
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses              $    615,744    $    153,736
Deferred revenue                                         12,093          10,460
Notes payable, net of discount of $645,393              262,439              --
Dividends payable                                           361              --
                                                   ------------    ------------
Total current liabilities                               890,637         164,196

Stockholders' Equity:
Series B preferred stock, 6% cumulative,
  par value $.001 per share; 10,000,000
  shares authorized, 0 and 532 shares issued
  and outstanding as of May 31, 2002 and
  August 31,2001, respectively                               --               1
Series C preferred stock, 8% cumulative,
  par value $.001 per share; 10,000,000
  shares authorized, 265 and 0 shares issued
  and outstanding  as of May 31, 2002 and
  August 31, 2001, respectively                              --              --
Common stock, par value $.001 per share;
  50,000,000 shares authorized; 16,530,005 and
  11,772,313 shares issued and outstanding               16,530          11,772
Additional paid-in capital                           30,108,981      28,109,519
Accumulated deficit                                 (20,767,269)    (17,020,532)
                                                   ------------    ------------

Total stockholders' equity                            9,358,242      11,100,760
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 10,248,879    $ 11,264,956
                                                   ============    ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          NINE MONTHS ENDED
                                                               MAY 31
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

Revenues                                            $    719,679   $    242,267
                                                    ------------   ------------
Expenses:
Cost of sales (exclusive of depreciation and
amortization shown separately below)                     986,567        252,306
General and administrative                             1,419,568      1,334,766
Depreciation and amortization                          1,720,229      1,439,111
                                                    ------------   ------------
Total expenses                                         4,126,364      3,026,183
                                                    ------------   ------------

Net loss from operations                              (3,406,685)    (2,783,916)
                                                    ------------   ------------

Other income (expense):
Interest income                                          109,644         56,552
Interest expense                                        (205,296)           (36)
Tax expense                                              (30,050)           (50)
Miscellaneous income                                          13             18
Rental income                                                 --            300
Issuance cost                                             (3,749)            --
Gain on sale of assets                                       958             --
Exchange gain (loss)                                       1,539        (10,852)
                                                    ------------   ------------

Total other (expense) income                            (126,941)        45,932
                                                    ------------   ------------
Net loss from operations before cumulative
  preferred dividends and discontinued operations     (3,533,626)    (2,737,984)

Discontinued Operations
         Loss from discontinued operations                (3,955)        (8,738)
                                                    ------------   ------------
Net loss before cumulative preferred dividends
  and conversion dividends                            (3,537,581)    (2,746,722)
                                                    ------------   ------------
Cumulative preferred dividends declared and
  conversion dividends                                  (209,156)      (171,756)
                                                    ------------   ------------

Net loss available to common shareholders           $ (3,746,737)  $ (2,918,478)
                                                    ============   ============
Net loss per common share, basic and diluted
         Continuing operations                      $       (.25)  $       (.37)
         Discontinued operations                              --             --
                                                    ------------   ------------

                                                    $       (.25)  $       (.37)
                                                    ============   ============

Weighted average number of shares outstanding,
  basic and diluted                                   15,149,588      7,943,692
                                                    ============   ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                               MAY 31
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

Revenues                                            $    296,641   $    101,874
                                                    ------------   ------------
Expenses:
Cost of sales (exclusive of depreciation and
  amortization shown separately below)                   279,778        116,881
General and administrative                               546,723        759,617
Depreciation and amortization                            572,279        523,844
                                                    ------------   ------------
Total expenses                                         1,398,780      1,400,342

Net loss from operations                              (1,102,139)    (1,298,468)
                                                    ------------   ------------
Other income (expense):
Interest income                                           22,226         11,585
Interest expense                                        (205,296)            --
Rental income                                                 --            300
Tax expense                                                  (50)           (50)
Loss on sale of asset                                       (257)            --
Issuance cost                                             (3,749)            --
Miscellaneous income                                           6              6
Exchange gain                                                657         (9,165)
                                                    ------------   ------------

Total other income (expense)                            (186,463)         2,676
                                                    ------------   ------------
Net loss from operations before cumulative
  preferred dividends and discontinued operations     (1,288,602)    (1,295,792)

Discontinued Operations
         Loss from discontinued operations                    (8)          (103)
                                                    ------------   ------------
Net loss before cumulative preferred dividends
  and conversion dividends                            (1,288,610)    (1,295,895)
                                                    ------------   ------------
Cumulative preferred dividends declared and
  conversion dividends                                    (1,540)       (47,825)
                                                    ------------   ------------

Net loss available to common shareholders           $ (1,290,150)  $ (1,343,720)
                                                    ============   ============

Net loss per common share, basic and diluted        $       (.08)  $       (.13)
                                                    ============   ============
Weighted average number of shares outstanding,
  basic and diluted                                   16,289,189     10,330,393
                                                    ============   ============

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE-MONTH PERIODS ENDED MAY 31, 2002 AND MAY 31, 2001

                                                                  2002            2001
                                                               -----------    -----------
                                                               (UNAUDITED)    (UNAUDITED)
Operating activities:
Net loss from operations                                       $(3,537,581)   $(2,746,722)
Net loss from discontinued operations                                3,955          8,738
                                                               -----------    -----------
Net loss from continuing operations                             (3,533,626)    (2,737,984)
                                                               -----------    -----------

Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                    1,720,229      1,439,111
Gain on sale of fixed assets                                          (958)            --
Common stock and warrant issued for services                       147,164        667,589
Interest added to the note receivable - Softalk                   (102,396)            --
Preferred stock conversion penalty                                   3,749             --
Notes receivable repaid through service                             10,160             --
Interest added to notes payable                                    205,296

Changes in assets and liabilities:
Accounts receivable                                                (45,151)       (17,300)
Deposits and other assets                                          (77,817)            --
Prepaid expenses and other assets                                    4,856        (96,716)
Accounts payable and accrued expenses                              462,008       (105,171)
Deferred revenue                                                     1,633             --
                                                               -----------    -----------
Net cash used in operating activities                           (1,204,853)      (850,471)
                                                               -----------    -----------
Investing activities:
Purchase of property and equipment                                (186,945)    (1,022,021)
Proceeds from the sale of assets                                    12,950             --
Issuance of notes receivable from related party                         --        (10,160)
Repayment of notes receivable from related party                        --         32,000
                                                               -----------    -----------
Net cash used in investing activities                             (173,995)    (1,000,181)
                                                               -----------    -----------
Financing activities:
Proceeds from private placements                                   732,900             --
Proceeds from notes payable                                        900,000             --
Principal payments on capital lease obligation                          --         (1,593)
Issuance of Common stock for Preferred stock penalties                  --        121,742
Exercise of stock options                                           68,751         23,500
                                                               -----------    -----------
Net cash provided by financing activities                        1,701,651        143,649
                                                               -----------    -----------

Net cash flows from discontinued operations                         (4,567)       (30,236)

Net increase (decrease) in cash and cash equivalents               318,236     (1,737,239)

Cash and cash equivalents, beginning of period                     285,518      2,581,492
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $   603,754    $   844,253
                                                               ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2002


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosure normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at August 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the fiscal year ended August 31, 2001, included in its Form 10-KSB for such fiscal period.

     Operating results for the nine-month period ended May 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002.

     The condensed consolidated financial statements include the accounts of BestNet Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and BestNetravel, Inc. All material intercompany balances and transactions have been eliminated.

     On June 10, 2002, the Company decided to discontinue the travel portion of the business. The discontinuation of the segment has been recorded separately in the accompanying condensed consolidated financial statements.

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

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     We have relationships with various vendors that support the delivery of BestNet services to our clients. The most significant relationship is with Softalk, Inc. ("Softalk"), the developer and patent holder of the core technology upon which the BestNet solutions are based. The Company has entered into a license agreement with Softalk with respect to this technology, which has been amended and restated. Softalk currently provides network monitoring, maintenance and management services for the Company's network and programming enhancements for the Company's applications. These services are provided on a project-by-project basis. A material change in the Company's relationship with Softalk could have a material adverse effect on our business, financial condition, and results of operations.

     On August 6, 1999, the Company entered into a loan facility agreement with Softalk. Under the terms of this facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus one percent (1%). Principal and interest under the loan was originally due on August 6, 2000, subject to Softalk's right to convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock which may be issued to the Company for repayment of the full $2 million would be equal to ten percent (10%) of the value of Softalk at the time of repayment. As of May 31, 2002, the outstanding balance of the loan was $1,486,396. On September 8, 2000, the Company's Board of Directors approved an amendment to the loan to extend the maturity date for an additional year. The loan remains outstanding and is due and payable on demand including accrued interest.

     At May 31, 2002, the Company had total amounts due to Softalk for contracted services included in accounts payable of $371,784.

NOTE 4 -- TRANSACTIONS WITH RELATED PARTIES

     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, an employee and director of the Company. During the period, management forgave this loan in lieu of a salary increase now due.

     Also see Note 3 for other related party transactions.

NOTE 5 -- SERIES B PREFERRED REDEMPTION AND SERIES C PREFERRED STOCK ISSUANCE

     On September 28, 2001, the Company entered into an agreement with the holder of its Series B Preferred Stock to redeem the remaining 532 shares of such preferred stock in consideration for 2,938,927 shares of the Company's common stock, which share number included the payment of accrued dividends through the redemption date. As additional consideration for such agreement, the former holder of the preferred stock was also issued a warrant to purchase 225,000 shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrant resulted in a deemed dividend in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $409,250. The financing consisted of the issuance of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears and accrue at a rate of 8% per annum. The number of shares of common stock issuable upon conversion of each share of Series C Preferred Stock is equal to (i) the sum of (A) the Stated Value per share (as defined in the Series C Preferred Stock Certificate of Designations) and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price is determined as follows (i) until 45 days from the date of issuance, $2.40, and
(ii) on and after 45 days from the date of issuance  the lower of (x) $2.40;  or
(y) eighty percent (80%) of the average of the three lowest closing prices for the common stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or on any securities exchange or other securities market on which the common stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. As of May 31, 2002, the Company had issued 747,947 shares of common stock for the redemption of 5,000 Series C Preferred shares.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $97,750. The financing consisted of the issuance of 1,150 shares of Series C Preferred Stock and a Warrant to purchase 5,750 shares of common stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears and accrue at a rate of 8%. The number of shares of common stock issuable upon conversion of each share of Series C Preferred Stock is determined pursuant to the same formula described in the preceding paragraph. The Series C Preferred Stock has a mandatory conversion date two years from the date of issuance. As of May 31, 2002, the Company had issued 249,655 shares of common stock for the redemption of 885 Series C Preferred shares.

NOTE 6 -- COMMON STOCK

     On March 14, 2002, the Company completed a one time private placement of 519,750 shares of common stock at purchase price of $.467 per share. The sale yielded net proceeds to the Company of $225,900.

NOTE 7 -- NOTES PAYABLE

     On March 8, 2002, the Company secured $100,000 in financing through the issuance of two $50,000, 8% Subordinated Convertible Promissory Notes due June 8, 2002. The notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the notes in cash, or with the approval of the holder, by issuing shares of BestNet common stock.

     Each holder of the notes may elect to convert the amount outstanding thereunder into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, at a conversion price equal to seventy percent (70%) of the closing bid price of the common stock on March 8, 2002, or the closing bid price of the common stock on the date a conversion request is received from Holder, whichever is less. The company has received conversion requests from both holders. The conversion prices for the notes are 0.4970 and 0.4100. Based on the dates the Company received the conversion requests, 224,784 shares will be issued in conjunction with these requests. The beneficial features of the notes resulted in a discount to the notes of $42,857, which was recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     On April 23, 2002, the Company secured $800,000 in financing through the issuance of $800,000 in aggregate principal amount of its, 8% Senior Secured Promissory Notes due November 1, 2002 and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants have an exercise price of $0.50 and a term of five years. Issuance of the warrants resulted in a discount to the note of $476,640, which was recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     Warrants to purchase an additional 100,000 shares of common stock were issued to the placement agent in conjunction with the above financing arrangement. The company recognized an expense of $47,640 as a result of the issuance of these warrants.

     On the maturity date of these notes, the Company has the option to pay all of the amount due under the notes, including accrued but unpaid interest thereon, in cash, or with the approval of the holders, by issuing shares of BestNet common stock. The number of shares of common stock issuable upon conversion of the notes is determined by dividing the aggregate principal amount of the Notes together with accrued but unpaid interest by a conversion price of $0.40 per share.

     Each holder of the notes may elect to convert the amount outstanding thereunder into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, together with any accrued but unpaid interest, of the notes, at a conversion price equal to $0.40. The beneficial features of the notes resulted in a discount to the notes of $323,360, which was recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes. The Company has received conversion requests from two of the six holders. The notes may be prepaid at any time, in whole or in part, without penalty.

NOTE 8 -- SEGMENT INFORMATION

     The Company has suspended operations of its former travel business and currently operates in only one segment, communication services. On June 10, 2002, the Company decided to discontinue the travel portion of the business. The discontinuation of the segment has been record separately in the accompanying financial statements.

NOTE 9 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2002 and prior to achieving break even. Management has been successful in obtaining bridge financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.

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

OPERATIONS OVERVIEW

     Communication service revenues during the third quarter again reached new record highs. Compared to last quarter, revenues increased by 27%. Compared to the same period last year revenues have increased by 190%. More impressively for the first nine months of fiscal 2002 revenues have nearly tripled compared to the first nine months of 2001. This is a direct result of increased usage by existing clients and new customers. New Subscribers also continued to increase, growing by 26% during the period.

     Increased usage was seen across the board in both enterprise and individual accounts. Existing and new channel partnerships also contributed to growth in the Third Quarter. Efforts to further the Company's global expansion continued. Several new channel partnerships were established to include Dove International. Dove International will market BestNet services in South America and the Caribbean. In support of this expansion, the addition of Spanish client service under respuestarapida@bestnetcom.com was completed. Plans are currently being formulated for the Company to provide client service in additional languages as part of our continuing global growth strategy.

     As part of the Company's intellectual property management strategy the company continued work with Brown Raysman, et.al. a New York based law firm. Brown Raysman is registering the Company's exclusive commercial account license for patented Softalk technology in both the US and Canada.

     The Company also entered into a relationship with Critical Marketing Solutions, Inc. a sales and marketing organization based in Michigan. CMS is focused on selling BestNet services to the numerous multi-national enterprises located in the mid-western United States.

     The Company has entered an agreement with a new Investor and Public Relations Firm. The Liolios Group, Inc. has come onboard as the company's shareholder communication and media relations consultant. The Liolios Group is based in Newport Beach, CA.

     After an extensive review of potential candidates during the period, the Company selected The Anvil Group Inc. to provide network management and security services for its global communication network. The Anvil Group Inc. is an integrated network and security risk management organization with offices in Canada, England and Ireland. In addition to providing security, Anvil will transition to monitor and manage, together with the Company's personnel, network infrastructure on a 24/7 basis to ensure the highest level of operational quality, security and availability.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

     Founded on July 10, 1986, BestNet Communications Corp., a Nevada corporation (formerly Wavetech International, Inc.) ("BestNet" or the "Company"), develops, markets and sells Internet-based telecommunications technologies and services.

     On April 23, 1999, we entered into a licensing agreement with Softalk, Inc., an Ontario-based developer of Internet-based telecommunication technologies that enable users to initiate long distance calls from anywhere in the world by accessing a specific Internet website. Softalk's patented technology enables users to, among other things, make international telephone calls at substantially reduced rates from those offered by traditional long distance carriers.

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

     BestNet owns and operates telecommunication facilities in Toronto, Canada and New York City including high-capacity switches and Internet servers. In addition, BestNet makes use of specialized software for data management, billing and customer service requirements. For cost optimization reasons, the company has shut down its non-strategic equipment in Los Angeles. This occurred during the third quarter. The equipment remains ready for redeployment when necessary.

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

     *    Pay for service

     *    Access customer service immediately via the Internet

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

     BestNet communication services include:

     LONG DISTANCE CALLING. Organizations utilizing our Bestnetcall service can decrease the cost of their long distance bill while still retaining the toll quality required to conduct business. Bestnetcall provides the core benefits of lower prices, quality service and on-line real-time billing. Other significant benefits include point and click FROM and TO directories, point and click dialing using directories from Microsoft Outlook, speed dialing, email calling, billing codes, country and city code look-up, time zone information and dialing examples.

     CONFERENCE CALLING. Bestnetcall offers a conference-calling product that can be used to initiate immediate or scheduled conference calls. The chairperson can either launch successive legs for an immediate conference call or enter and save information for a conference call to be launched automatically at a future date. There are no set-up or administrative charges for the Bestnetcall conference calling facility.

     This service can reduce the cost of conference calls by up to 80% as compared to traditional conferencing services currently offered by carriers. We have benchmarked the value of this conference-calling service to similar services available in the marketplace and believe it to be the "best value in its class."

     CALL ME SERVICES. Through Bestnetcall we are also able to offer customers the following services:

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

     SATELLITE CALLS. Bestnetcall has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls. This circuit provides our Bestnetcall service with the capability to complete calls to remote platforms such as ships, airplanes and oilrigs.

     MOBILE CALLING. Bestnetcall has developed a wireless application that operates on the Palm VII and other wireless enabled Palm devices to enable users to place calls while away from the office. Applications have also been developed for Personal Digital Assistant's ("PDA's") such as Compaq's iPAQ.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2002, COMPARED TO NINE MONTHS ENDED MAY 31, 2001.

Revenues

     The Company had revenues of $719,679 for the nine-month period ended May 31, 2002, compared to $242,267 for the comparable period in fiscal 2001. Current period revenues were derived from customer usage of the Bestnetcall service.

Cost of Sales

     Cost of sales increased to $986,567 for the nine-month period ended May 31, 2002, from $252,306 for the comparable period in fiscal 2001. The increase in cost of goods sold is attributable to the increase in usage of the Company's
Bestnetcall service. Current period costs consisted of long distance charges from carriers, costs associated with the points-of-presence in New York, Toronto and Los Angeles, and maintenance of the Bestnetcall websites.

General and Administrative Expenses

     General and administrative expenses increased to $1,419,568 for the nine months ended May 31, 2002, from $1,334,766 for the comparable period in fiscal 2001. Payroll increased to $606,197 for the nine months ended May 31, 2002, from $179,127 in the comparable period due to the hiring of additional executive management. This increase was partially offset by a decrease in rent expense to $68,300 from $142,502 for the nine-month period due to the termination of the Company's Tucson, Arizona office lease. Legal fees increased to $134,846 from $55,666 due to the Company's efforts to resolve certain contractual issues. Bad debt expense decreased to $6,662 for the nine months ended May 31, 2002, from $22,358 for the comparable period in fiscal 2001 due to the implementation of increased fraud protection procedures. The Company has reduced the allowance for bad debt estimate from approximately 1% to approximately .5% of Bestnetcall quarterly revenue due to these measures.

Depreciation and Amortization Expenses.

     Depreciation and amortization expenses increased to $1,720,229 for the nine months ended May 31, 2002, from $1,439,111 for the comparable period in fiscal 2001. This increase was due to increased depreciation for the additional purchases of equipment, software and computer hardware.

Interest Income

     Interest income increased to $109,644 for the nine months ended May 31, 2002, from $56,552 for the comparable period in fiscal 2001 due to the recording of $107,616 of accrued interest arising from the Company's loan facility with Softalk (the "Softalk Loan Facility"). Interest on the Softalk loan is capitalized as a part of the note receivable balance.

Interest Expense

     Interest expense increased to $205,296 for the nine months ended May 31, 2002, from $36 for the comparable period in fiscal 2001. The interest expense is attributable to the Company's issuance of notes in connection with its financing transactions closed in this quarter.

Preferred Declared and Deemed Dividends

     Series B Preferred dividends decreased to $12,253 for the nine months ended May 31, 2002, from $123,931 for the comparable period in fiscal 2001. The outstanding shares of Series B Preferred Stock were redeemed on September 28, 2001. The dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the Series B Preferred shares was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrants resulted in a deemed dividend in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. The beneficial conversion feature of the Series C Preferred stock resulted in a deemed dividend of approximately $41,600 and a charge to retained earnings in the first quarter of fiscal 2002.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. Dividends on the Series C Preferred Stock totaled $13,487 for the nine months ended May 31, 2002, of which only $361 remains unpaid. Assuming the conversion of the remaining unconverted Series C Preferred Stock on May 31, 2002, such shares would have been convertible into an aggregate of 85,469 shares of common stock based on the then existing ratio. The Company also paid liquidated damages in the amount of $3,749.

THREE MONTHS ENDED MAY 31, 2002, COMPARED TO THREE MONTHS ENDED MAY 31, 2001.

Revenues

     The Company had revenues of $296,641 for the three-month period ended May 31, 2002, as compared to $101,874 for the comparable period in fiscal 2001. This increase in revenues is attributable to an increase in usage of the Company's Bestnetcall service.

Cost of Sales

     Cost of sales increased to $279,778 for the three-month period ended May 31, 2002, compared to $116,881 for the comparable period in fiscal 2001. The increase in cost of goods sold is attributable to the increase in usage of the Company's Bestnetcall service. The Current period costs consisted of long distance costs from carriers for the Bestnetcall service and costs associated with the maintenance of the network.

General and Administrative expenses

     General, administrative expenses decreased to $546,723 for the three months ended May 31, 2002, from $759,617 for the three months ended May 31, 2001. Payroll increased to $223,996 for the three months ended May 31, 2002, from $89,426 in the comparable period due to the hiring of additional executive management. Operations expense, which includes the cost of the Company's point-of-presence, T-1 lines, and maintenance of the Bestnetcall website expense, increased to $54,488 from zero in the previous period due to the reclassification of these fixed costs from the cost of goods. Marketing and advertising fees decreased to $6,000 from $266,827 in the previous fiscal year, the expenses for the three months ending May 31, 2001 were associated warrants and options issued for marketing the BestNetcall service. Bad debt expense decreased to $1,483 for the three months ended May 31, 2002 from $2,956 in the comparable period in fiscal 2001 due to the implementation of increased fraud protection procedures.

     The  Company  has  reduced  the   allowance  for  bad  debt  estimate  from
approximately 1% to approximately .5% of Bestnetcall quarterly revenue due to these measures.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased to $572,279 for the three months ended May 31, 2002, from $523,844 for the comparable period in fiscal 2001. This increase was due to depreciation for the additional purchases of equipment, software and computer hardware.

Interest Income

     Interest income increased to $22,226 for the three months ended May 31, 2002, from $11,585 for the comparable period in fiscal 2001 due to the recording of $21,336 of interest accrued on the Softalk loan facility. The interest on the Softalk loan is capitalized as a part of the note receivable balance.

Interest Expense

     Interest expense increased to $205,296 for the three months ended May 31, 2002, from zero for the comparable period in fiscal 2001. The interest expense is attributable to the Company's issuance of notes in connection with its financing transactions closed in this quarter.

Preferred Declared and Deemed Dividends

     Series B Preferred dividends decreased to zero for the three months ended May 31, 2002, from $47,825 for the comparable period in fiscal 2001. The Series B Preferred Stock was redeemed on September 28, 2001. The dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the preferred stock was also issued a warrant to purchase 225,000 shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The warrants resulted in a deemed dividend in the amount of $141,750.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. A beneficial conversion feature of the Series C Preferred stock resulted in a deemed dividend of approximately $41,600 and charge to retained earnings in the first quarter of 2002.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accumulate at a rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. Dividends on the Series C Preferred Stock totaled $1,540 for the three months ended May 31, 2002, of which only $361 remains unpaid. Assuming conversion of the remaining Series C Preferred Stock on May 31, 2002, such shares would have been convertible into a total aggregate of 85,469 shares of common stock. The Company also paid liquidating damages in the amount of $3,749.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2002, the Company had cash of $603,754. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

     As of July 1, 2002, the Company believes that it has working capital sufficient to fund the Company's operations for the next three months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, will continue to be a focus for the Company. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 8, 2002, the Company completed the private placement of two $50,000 8% Subordinated Convertible Promissory Notes due June 8, 2002 (the "Subordinated Notes"). The Notes bear interest at the rate of 8% per annum and may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Subordinated Notes in cash, or with the approval of the holder, by issuing shares of BestNet common stock.

     Each holder of the Subordinated Notes may elect to convert the amount outstanding thereunder into shares of common stock at any time during the term of the Note and prior to the repayment thereof, at a conversion price equal to seventy percent (70%) of the closing bid price of the common stock on March 8, 2002, or the closing bid price of the common stock on the date a conversion request is received from the holder, whichever is less. The Company has received conversion requests from the two holders of the Notes, resulting in conversion prices of $0.4970 and $0.41 for the two Notes. The Company will issue an aggregate of 224,784 shares of common stock in connection with the conversion of these Notes.

     On April 23, 2002, the Company completed the private placement of $800,000 in aggregate principal amount of its 8% Senior Secured Promissory Notes due November 1, 2002 (the "Senior Notes") and five year warrants to purchase 1,000,000 shares of common stock at .$50 per share. The Senior Notes bear interest at the rate of 8% per annum and may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Senior Notes in cash, or with the approval of the holders, by issuing shares of BestNet common stock. The number of shares of common stock issuable upon conversion of the Senior Notes is determined by dividing the aggregate principal amount of the Notes, together with accrued but unpaid interest, by a conversion price of $0.40.

     Each holder of the Senior Notes may elect to convert the amount outstanding under such Notes into shares of common stock at any time during the term of the Senior Notes and ending upon the repayment thereof, at a conversion price equal to $0.40. The Company has received conversion requests from two of the six holders of the Senior Notes, representing $450,000 of the $800,000 of Senior Notes originally issued.

     The warrants issued in the April 2002 private placement have a per share exercise price of $0.50 and a term of five years. Warrants to purchase an additional 100,000 shares of common stock were issued to the placement agent in this private placement. The terms of the placement agent warrants are identical to the other warrants issued in this transaction.

     On March 14, 2002, the Company completed a one time private placement of 519,750 shares of common stock at purchase price of $.467 per share. The sale yielded net proceeds to the Company of $225,900.

     The issuance of the Subordinated and Senior Notes, warrants and common stock described immediately above were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. All of the funds raised in these private placement transactions are being used by the Company to fund its working capital needs.

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

Dated: July 12, 2002                    BESTNET COMMUNICATIONS CORP.


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