Form 10KSB/A
period 2001-08-31
BESTNET COMMUNICATIONS CORP
filed 2002-08-30
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

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

                                EXPLANATORY NOTE

     Pursuant to this Form 10-KSB/A, the registrant hereby amends Footnotes 2, 8 and 10 of the Notes to Consolidated Financial Statements set forth in "Item 7. Financial Statements and Supplementary Data" of Part II of its Form 10-KSB for the fiscal year ended August 31, 2001.

================================================================================

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

/s/ Semple & Cooper, LLP

October 19, 2001
Phoenix, AZ

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2001

                                                                                                AUGUST 31
                                            ASSETS                                                 2001
                                                                                               ------------
Current assets:
  Cash and cash equivalents                                                                    $    285,518
  Accounts receivable, less allowance of $3,539                                                      18,529
  Certificate of deposit                                                                             21,282
  Prepaid expenses and other assets                                                                  36,663
                                                                                               ------------

      Total current assets                                                                          361,992

Property and equipment ($1.8 million of which was acquired from a related party), net of
  accumulated depreciation of $1,630,755                                                          2,355,909
License fee (acquired from a related party), net of amortization of $2,548,153                    7,126,615
Note receivable from affiliate                                                                    1,384,000
Note receivable from shareholder/director                                                            10,160
Deposits and other assets                                                                            26,280
                                                                                               ------------

      Total assets                                                                             $ 11,264,956
                                                                                               ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                        $    153,736
  Deferred revenue                                                                                   10,460
                                                                                               ------------

    Total current liabilities                                                                       164,196

Stockholders' equity:
  Series B preferred stock, 6% cumulative, par value $.001 per share; 10,000,000 shares authorized,
    532 shares issued and outstanding                                                                     5
  Common stock, par value $.001 per share; 50,000,000 shares
    authorized, 11,772,313 shares issued and outstanding                                             11,772
  Additional paid in capital                                                                     28,109,515
  Accumulated deficit                                                                           (17,020,532)
                                                                                               ------------

      Total stockholders' equity                                                                 11,100,760
                                                                                               ------------

      Total liabilities and stockholders' equity                                               $ 11,264,956
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

                          BESTNET COMMUNICATIONS CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                                   PREFERRED STOCK
                              ---------------------------------------------------------
                                 SERIES A         SERIES B            COMMON STOCK        ADDITIONAL
                              ---------------   ----------------   --------------------     PAID-IN     ACCUMULATED
                              SHARES   AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT         TOTAL
                              ------   ------   -------   ------   ----------   -------   -----------   ------------   -----------
Balances, September 1, 1999      600    $   1        --   $   --    3,021,288   $ 3,021   $ 8,757,946   $ (7,467,861)    1,293,107
Net loss                          --       --        --       --           --        --            --     (2,935,815)   (2,935,815)
Conversion of Series A          (600)      (1)       --       --      150,993       151          (150)            --            --
preferred stock
Issuance of Series B              --       --     1,000        5           --        --     4,446,147             --     4,446,152
Preferred stock
Preferred stock dividends         --       --        --       --       27,897        28       122,301       (122,329)           --
Preferred stock conversion
  penalty                         --       --        --       --       19,869        20        99,464             --        99,484
Preferred stock conversion
  benefit                         --       --        --       --           --        --     2,479,717     (2,479,717)           --
Common stock issued for
  services                        --       --        --       --        4,000         4         7,496             --         7,500
Warrants issued                   --       --        --       --           --        --       154,000             --       154,000
Softalk Purchase
  Agreement                       --       --        --       --           --        --    10,000,000             --    10,000,000
Stock options exercised           --       --        --       --      179,666       180       587,717             --       587,897
                              ------   ------   -------   ------   ----------   -------   -----------   ------------   -----------

Balances, August 31, 2000         --       --     1,000        5    3,403,713     3,404    26,654,638    (13,005,722)   13,652,325

Net loss                          --       --        --       --           --        --            --     (3,802,797)   (3,802,797)
Conversion of Series B
  preferred stock                               (467.61)    (.46)   3,477,400     3,477        (3,477)            --            --
Preferred stock dividends         --       --        --       --      227,265       227       211,786       (212,013)           --
Preferred stock conversion
  penalty                         --       --        --       --       74,431        74       121,668             --       121,742
Common stock issued for
  services                        --       --        --       --      162,000       162       453,538             --       453,700
Share exchange                    --       --        --       --    4,329,004     4,329        (4,329)            --            --
Warrants issued                   --       --        --       --           --        --       221,700             --       221,700
Stock options issued for
  services and software           --       --        --       --           --        --       355,590             --       355,590
Stock options exercised           --       --        --       --       98,500        99        98,401             --        98,500
                              ------   ------   -------   ------   ----------   -------   -----------   ------------   -----------
Balance, August 31, 2001          --   $   --    532.39   $ 4.54   11,772,313   $11,772   $28,109,515   $(17,020,532)  $11,100,760
                              ======   ======   =======   ======   ==========   =======   ===========   ============   ===========

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

Revenue Recognition

     All of the Company's communication revenue to date has been derived from the sale of minutes carried over its communication network. Additional future sources of revenue are expected to come from royalties paid under sub-license arrangements entered into with third parties who desire to provide the Company's Bestnetcall service and from customized network equipment sales. To date, the Company has not derived any revenue from the sale of network equipment.

     Revenue from the sub-licensing agreements is recognized over the term of the agreement. Revenue from the installation of equipment is recognized when delivered. Revenue from the resale of minutes is recorded when the minutes are used by the customer. Cost of sales includes expenses directly related to the operation and maintenance of the Company's telephony platform. Depreciation and amortization expense are separately stated.

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

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discounted operations. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The standard is effective for fiscal years beginning after December 15, 2001.

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

4. COMMITMENTS

Leases:

     The Company has entered into non-cancelable operating lease arrangements for office space and a corporate apartment.

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

     In the fiscal year ended August 31, 2000 ("Fiscal 2000"), the Company issued 19,869 shares of common stock in payment of liquidating damages valued at $99,484. In fiscal year 2001, the Company issued 74,431 shares of common stock in payment of the remaining balance of the liquidating damages, which totaled $221,226. On May 9, 2000, all outstanding shares of Series A Preferred Stock

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


were converted to shares of common stock of the Company. There were no similar expenses in the fiscal year ended August 31, 2001 ("Fiscal 2001").

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

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     Common Stock: During Fiscal 2001, the Company issued 162,000 shares of common stock in satisfaction of services valued at $453,700. The value of the services were charged to expenses during the period incurred.

     The following summarizes Warrant activity in 2001 and 2000:

                                               NUMBER      EXERCISE PRICE
                                             ----------    --------------
     Outstanding, September 1, 1999             348,333    $2.76 - $ 9.00
     Expired                                   (344,999)   $2.76 - $ 9.00
     Issued                                   5,540,124    $ .01 - $10.00
                                             ----------    --------------
     Outstanding, August 31, 2000             5,543,458    $ .01 - $10.00
     Expired                                     (3,333)       $3.18
     Issued                                     250,000    $1.00 - $ 5.00
                                             ----------    --------------
     Outstanding, August 31, 2001             5,790,125    $ .01 - $10.00
                                             ==========    ==============

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

     The fair value of these options were estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions: risk-free interest rate of 5.60%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock ranged between ..776 to 2.682, and a weighted-average expected life of the options ranged between 2 years to 3 years.

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
                                                            ===========    ===========

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


A summary of the Company's stock option activity (including non-statutory options) is as follows:

                                    NUMBER OF                        WEIGHTED
                                     OPTIONS      OPTION PRICE    EXERCISE PRICE
                                     GRANTED       PER SHARE        PER SHARE
                                  ------------    ------------    --------------
Outstanding, September 1, 1999       2,044,168    $1.00 - 6.00          1.43
Granted                                313,664     2.94 - 8.00          5.14
Exercised                             (179,665)    1.00 - 6.00          2.45
Canceled                              (237,833)    1.00 - 4.56          2.39
                                  ------------    ------------        ------
Outstanding August 31, 2000          1,940,334    $1.00 - 8.00          1.81
Granted                              1,735,000    $ .65 - 3.55          1.58
Exercised                              (98,500)       1.00              1.00
Canceled                               (36,500)       1.00              1.00
                                  ------------    ------------        ------
Outstanding August 31, 2001          3,540,334    $ .65 - 8.00          1.73
                                  ============    ============        ======

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

                                                     OPERATING
                                     NET SALES     (LOSS) INCOME    TOTAL ASSETS
                                    -----------     -----------      -----------
BestNet Communications              $   360,615     $(3,820,077)     $11,245,812
BestNetravel Inc.                       132,645          17,280           19,144
                                    -----------     -----------      -----------

     Total                          $   493,260     $(3,802,797)     $11,264,956
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

     The income tax benefit for the years ended August 31, 2001 is comprised of the following amounts:

                                               2001               2000
                                            -----------        -----------
     Current                                $        --        $        --

     Deferred
     Federal                                   (976,600)        (1,285,000)
     State                                     (108,400)          (140,000)
                                            -----------        -----------
                                             (1,085,000)        (1,425,000)
     Valuation Allowance                      1,085,000          1,425,000
                                            -----------        -----------
                                            $        --        $        --
                                            ===========        ===========

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                2001              2000
                                               ------            ------
     Statutory tax rate                          34.0%             34.0%
     State income taxes                           5.3%              5.3%
     Change in valuation allowance              (39.3)%           (39.3)%
                                               ------            ------
     Effective tax rate                           0.0%              0.0%
                                               ======            ======

The components of the net deferred tax assets are as follows:

                                                 2001             2000
                                              -----------      -----------
     Deferred tax asset:
     Amortization of Intangibles              $   309,000      $   267,000
     Net Capital Loss                              85,000           85,000
     Other                                          7,000            2,000
     Net operating loss carryforward            5,983,000        4,945,000
                                              -----------      -----------
                                                6,384,000        5,299,000
     Valuation allowance                       (6,384,000)      (5,299,000)
                                              -----------      -----------
                                              $        --      $        --
                                              ===========      ===========

Income taxes of $50 were paid in both 2001 and 2000, respectively.

     Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $6,384,000 valuation allowance as of August 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,085,000.

8. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CONCENTRATIONS:

Current Relationship with Softalk.

     The Company is in the business of providing communications solutions to its customers using the network infrastructure and applications it owns. Softalk is a significant shareholder of the Company, has developed all of the IP telephony software now owned and utilized by the Company and has granted the Company an exclusive license for commercial accounts to the internet telephony technology on which the Company's Bestnetcall services is based. Softalk currently provides network monitoring, maintenance and management services for the Company's network on a contracted basis. In addition, Softalk provides programming enhancements for the Company's applications on a project-by-project contracted basis. The Company's various transactions and agreements with Softalk are discussed in more detail in the following paragraphs of this Note 8.

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

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


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

     The Board of Directors of the Company appointed two Softalk representatives to the Board subsequent to the execution of the License Agreement. As of August 31, 2001, Softalk had designated one individual to serve on the Company's five person Board. One of Softalk's representatives, Ms. Atan, resigned as a director of the Company effective September 27, 2000. Ms. Atan is a shareholder, director and officer of Softalk. Softalk also has appointed one BestNet representative to serve on Softalk's three person board of directors. Gerald I. Quinn, BestNet's Chairman (and former CEO), is the BestNet representative serving on Softalk's board.

Purchase Agreement.

     On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc., entered into an agreement to purchase certain assets of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). The purchase agreement provided for the acquisition from Softalk of a communications network, service applications, installed network equipment, software applications, existing Softalk customer accounts, certain contracts, rights under or pursuant to warranties, representations and guarantees made by suppliers in connection with the customer accounts and all claims, causes of action and other related rights to payment or to enforcement payment in connection with the purchase of the accounts. The network, applications and customer accounts are all based on proprietary internet telephony technology patented by Softalk and licensed to the Company. Under the terns of the purchase agreement, Softalk also granted the Company a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents. The purchase price paid was reached through arms' length negotiations with Softalk.

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

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


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

Consulting Agreement With Related Party:

     Effective June 22, 2000, the Company entered into a consulting agreement with a director of the Company and an officer, director and shareholder of Softalk. Under the terms of the consulting agreement, the individual agreed to provide organizational and operational advice and counsel to the Company on technical communication systems, policies and procedures as well as personnel matters. Total consideration for the consulting agreement equals $30,000 per year.

     The consulting agreement terminates upon 30 day written notice by either the Company or the individual for any reason. The consulting agreement was terminated on September 10, 2001.

9. LOSS ON ASSET IMPAIRMENT

     None.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


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

     The Company, through its subsidiary Interpretel (Canada) Inc., purchased all existing products (consisting of software, hardware and applications) and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). The shares issued under the agreement are exchangeable (pursuant to the terms of a Share Exchange Agreement dated November 13, 1999) on a one-for-one basis for shares of the Company's common stock at any time by the holder thereof. The issuance of the preferred shares of Interpretel (Canada) was valued at $10,000,000, the value of the Company's common shares into which the Interpretel (Canada) preferred shares can be converted. As of August 31, 2001, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts equaling $9,320,768 and $679,232, respectively.

     On November 10, 2000, Softalk exercised its exchange rights under the Share Exchange Agreement, resulting in the issuance of 4,329,004 restricted shares of BestNet common stock in exchange for the Class A shares.

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


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