Form 10KSB/A
period 2001-08-31
BESTNET COMMUNICATIONS CORP
filed 2002-10-16
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                                EXPLANATORY NOTE

     Pursuant to this Form 10-KSB/A, the registrant hereby amends Footnotes 2, 8 and 10 of the Notes to Consolidated Financial Statements set forth in "Item 7. Financial Statements and Supplementary Data" of Part II of its Form 10-KSB for the fiscal year ended August 31, 2002. This Amendment No. 2 replaces Amendment No. 1, which was inadvertently filed prior to its completion.

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

                          BESTNET COMMUNICATIONS CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                                  PREFERRED STOCK
                             -----------------------------------------------------------
                                SERIES A           SERIES B           COMMON STOCK         ADDITIONAL
                             ------   ------   -------   ------   -----------   --------     PAID-IN      ACCUMULATED
                             SHARES   AMOUNT   SHARES    AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
                             ------   ------   -------   ------   -----------   --------   -----------   ------------   -----------
Balances, September 1, 1999     600   $    1        --   $   --     3,021,288   $  3,021   $ 8,757,946   $ (7,467,861)    1,293,107
Net loss                         --       --        --       --            --         --            --     (2,935,815)   (2,935,815)
Conversion of Series A         (600)      (1)       --       --       150,993        151          (150)            --            --
preferred stock
Issuance of Series B             --       --     1,000        5            --         --     4,446,147             --     4,446,152
Preferred stock
Preferred stock dividends        --       --        --       --        27,897         28       122,301       (122,329)           --
Preferred stock conversion
  penalty                        --       --        --       --        19,869         20        99,464             --        99,484
Preferred stock conversion
  benefit                        --       --        --       --            --         --     2,479,717     (2,479,717)           --
Common stock issued for
  services                       --       --        --       --         4,000          4         7,496             --         7,500
Warrants issued                  --       --        --       --            --         --       154,000             --       154,000
Softalk Purchase
  Agreement                      --       --        --       --            --         --    10,000,000             --    10,000,000
Stock options exercised          --       --        --       --       179,666        180       587,717             --       587,897
                             ------   ------   -------   ------   -----------   --------   -----------   ------------   -----------

Balances, August 31, 2000        --       --     1,000        5     3,403,713      3,404    26,654,638    (13,005,722)   13,652,325

Net loss                         --       --        --       --            --         --            --     (3,802,797)   (3,802,797)
Conversion of Series B
  preferred stock                              (467.61)    (.46)    3,477,400      3,477        (3,477)            --            --
Preferred stock dividends        --       --        --       --       227,265        227       211,786       (212,013)           --
Preferred stock conversion
  penalty                        --       --        --       --        74,431         74       121,668             --       121,742
Common stock issued for
  services                       --       --        --       --       162,000        162       453,538             --       453,700
Share exchange                   --       --        --       --     4,329,004      4,329        (4,329)            --            --
Warrants issued                  --       --        --       --            --         --       221,700             --       221,700
Stock options issued for
  services and software          --       --        --       --            --         --       355,590             --       355,590
Stock options exercised          --       --        --       --        98,500         99        98,401             --        98,500
                             ------   ------   -------   ------   -----------   --------   -----------   ------------   -----------
Balance, August 31, 2001         --   $   --    532.39   $ 4.54    11,772,313   $ 11,772   $28,109,515   $(17,020,532)  $11,100,760
                             ======   ======   =======   ======   ===========   ========   ===========   ============   ===========

           See accompanying notes to consolidated financial statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE TWELVE-MONTH PERIODS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

                                                               2001            2000
                                                           ------------    ------------
Operating activities:
  Net loss                                                 $ (3,802,797)   $ (2,935,815)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                               1,979,975       1,545,636
  Non cash transactions                                         682,490           7,500
  Changes in assets and liabilities:
    Accounts receivable                                         (18,529)             --
    Prepaid expenses and other assets                            85,685         (34,080)
    Deferred Revenue                                             10,460              --
    Accounts Payable and accrued expenses                       (55,212)       (117,887)
                                                           ------------    ------------

        Net cash used in operating activities                (1,117,928)     (1,534,646)

Investing activities:
  Purchase of property and equipment                         (1,398,535)       (554,348)
  Issuance of notes receivable from affiliate                        --      (1,284,000)
  Issuance of notes receivable from related party               (10,160)        (32,000)
  Repayment of notes receivable from related party               32,000              --
  Purchase of certificate of deposit                            (20,000)             --
                                                           ------------    ------------

        Net cash used in investing activities                (1,396,695)     (1,870,348)

Financing activities:
  Notes payable                                                      --         (13,000)
  Principal payments on capital lease obligation                 (1,593)        (23,667)
  Sale of Common Stock                                           98,500         587,897
  Proceeds from preferred stock issued                               --       4,446,152
  Issuance of Common Stock for Preferred Stock penalties        121,742          99,484
                                                           ------------    ------------

        Net cash provided by financing activities               218,649       5,096,866

        Net (decrease) increase in cash                      (2,295,974)      1,691,872

Cash and cash equivalents, beginning of period             $  2,581,492    $    889,620
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $    285,518    $  2,581,492
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

                                                       2001        2000
                                                      -------     -------
     Cash paid during the year for:

     Interest                                         $    36     $65,412
     Taxes                                            $    50     $    50

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

     The Warrants held by the Series C Preferred stockholders have a term of five years and are exercisable at a price yet to be determined for all 25,000 shares of common stock of the Company. The Holder may designate a cashless exercise of the Warrant and surrender a portion of the Warrant having an aggregate current market value equal to the aggregate exercise price at the exercise date.
                                      F-10

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
                                                             ===========     ===========

                          BestNet Communications Corp.
             Notes to Consolidated Financial Statements (Continued)


A summary of the Company's stock option activity (including non-statutory options) is as follows:

                                   NUMBER OF     OPTION PRICE  WEIGHTED EXERCISE
                                OPTIONS GRANTED   PER SHARE     PRICE PER SHARE
                                ---------------  ------------   ---------------
Outstanding, September 1, 1999     2,044,168     $1.00 - 6.00          1.43
Granted                              313,664      2.94 - 8.00          5.14
Exercised                           (179,665)     1.00 - 6.00          2.45
Canceled                            (237,833)     1.00 - 4.56          2.39
                                  ----------     ------------       -------
Outstanding August 31, 2000        1,940,334     $1.00 - 8.00          1.81
Granted                            1,735,000     $ .65 - 3.55          1.58
Exercised                            (98,500)        1.00              1.00
Canceled                             (36,500)        1.00              1.00
                                  ----------     ------------       -------
Outstanding August 31, 2001        3,540,334     $ .65 - 8.00          1.73
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

                                                     OPERATING
                                     NET SALES     (LOSS) INCOME    TOTAL ASSETS
                                    -----------    -------------    ------------
BestNet Communications              $   360,615     $(3,820,077)     $11,245,812
BestNetravel Inc.                       132,645          17,280           19,144
                                    -----------     -----------      -----------

     Total                          $   493,260     $(3,802,797)     $11,264,956
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

                                     PART IV
                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) the financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.
(a)(2) Exhibits

       NUMBER                      DESCRIPTION OF FILING                  METHOD
       ------                      ---------------------                  ------
        3.1         Articles of Incorporation, as originally filed          (1)
                    with the Nevada Secretary of State on February
                    19, 1998, and as amended to date

        3.2         Bylaws of Wavetech International, Inc.                  (1)

        4           2000 Incentive Stock Plan                               (2)

        4.1         Certificate of Designations, Rights, Preferences
                    and Limitations of the Series B Convertible
                    Preferred Stock                                         (3)

        4.2         Form of Warrant issued to investor in
                    private placement                                       (3)

        4.3         Form of Warrant issued to Thomson Kernaghan & Co.
                    Limited as Placement Agent in the private placement     (3)

        10.1        Securities Purchase Agreement between Wavetech
                    and the investor and the Placement Agent                (3)

        10.2        Registration Rights Agreement between Wavetech,
                    the Investor and the Placement Agent                    (3)

        10.3        Registration Right Agreement                            (3)

        10.4        Securities Purchase Agreement                           (3)

        10.5        Product Customization Agreement                         (4)

        10.6        Purchase Agreement by and among Softalk, Inc.,
                    Interpretel (Canada) Inc. and Wavetech
                    International, Inc. dated October 25, 1999              (5)

        10.7        Amendment No. 1 to Amended and Restated
                    License Agreement                                       (5)

        10.8        Amended and Restated License Agreement                  (5)

        10.9 Share Exchange Agreement by and among Wavetech International, Inc., Interpretel (Canada) Inc.
                    and Softalk, Inc. dated November 13, 1999               (5)

        21          Subsidiaries of the Registrant                          **

        23          Consent of Independent Auditors                          *

----------
*    Filed herewith
**   Previously filed
(1) Incorporated by reference from the like numbered exhibit to Form 10-Q for the quarter ended February 28, 1998.
(2) Incorporated by reference from the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3) Incorporated by reference from the like numbered exhibit to Form 8-K filed on May 16, 2000.
(4) Incorporated by reference from the Form 10-K for the year ended August 31, 2000, exhibit 10.5 was numbered exhibit 10.1 in the Form 10-K for the year ended August 31, 2000.
(5) Incorporated by reference from the Form 10-K for the year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2,
     10.3 and 10.4 respectively in the Form 10-K for the year ended August 31, 1999.

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

                                        BESTNET COMMUNICATIONS CORP.


Date: October 15, 2002                  By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Name:  Robert A. Blanchard
                                            Title: President & CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2002                  By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Robert A. Blanchard, President &
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  October 15, 2002                 By: /s/ Paul H. Jachim
                                            ------------------------------------
                                            Paul H. Jachim, Chief Financial
                                            Officer and Chief Operating Officer


Date:  October 15, 2002                 By: /s/ Gerald I. Quinn
                                            ------------------------------------
                                            Gerald I. Quinn, Chairman, Director


Date:  October 15, 2002                 By: /s/ Herman Haenert
                                            ------------------------------------
                                            Herman Haenert, Director