Form 10QSB/A
period 2002-05-31
BESTNET COMMUNICATIONS CORP
filed 2002-10-16
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


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

                                EXPLANATORY NOTES

Pursuant to this Form 10-QSB/A, the registrant hereby amends "Item 2. Management's Discussion and Analysis or Plan of Operation" of Part I of its Form 10-QSB for the quarterly period ended May 31, 2002 to include a discussion regarding pending accounting pronouncements.

================================================================================

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

PENDING ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

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


Dated: October 15, 2002                  BESTNET COMMUNICATIONS CORP.


                                         By: /s/ Robert A. Blanchard
                                             -----------------------------------
                                             Robert A. Blanchard, President
                                             and Chief Executive Officer


                                         By: /s/ Paul H. Jachim
                                             -----------------------------------
                                             Paul H. Jachim, Chief Operating
                                             Officer and Chief Financial Officer