Form 10KSB
period 2002-08-31
BESTNET COMMUNICATIONS CORP
filed 2002-11-27
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended August 31, 2002

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

                          5075 Cascade Road SE, Suite K
                          Grand Rapids, Michigan 49546
                    (Address of principal executive offices)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended August 31, 2002: $1,060,582.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 7, 2002 was approximately $11,704,095 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 7, 2002 was 19,059,839.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1    Description of Business...........................................   1
Item 2    Description of Property...........................................  10
Item 3    Legal Proceedings.................................................  11
Item 4    Controls and Procedures...........................................  11
Item 5    Submission of Matters to a Vote of Security Holders...............  11

                                     PART II

Item 6    Market for Registrant's Common Equity and Related Stockholder.....  11
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  12
Item 8    Financial Statements and Supplementary Data.......................  21
Item 9    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........................................  22

                                    PART III

Item 10   Directors and Executive Officers of the Registrant................  22
Item 11   Executive Compensation............................................  23
Item 12   Security Ownership of Certain Beneficial Owners and Management....  26
Item 13   Certain Relationships and Related Transactions....................  27

                                     PART IV

Item 14   Exhibits, Lists and Reports on Form 8-K...........................  28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     UNLESS OTHERWISE INDICATED THE INDUSTRY DATA CONTAINED HEREIN ARE DERIVED FROM PUBLICLY AVAILABLE INDUSTRY TRADE JOURNALS AND REPORTS AND OTHER PUBLICLY AVAILABLE SOURCES WHICH WE HAVE NOT INDEPENDENTLY VERIFIED BUT WHICH WE BELIEVE TO BE RELIABLE.

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN STATEMENTS WHICH WE BELIEVE ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS APPEAR THROUGHOUT THIS REPORT. THESE STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF BESTNET COMMUNICATIONS CORP. (FORMERLY, WAVETECH INTERNATIONAL, INC.). IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE BASED UPON MANAGEMENT'S BELIEFS, AS WELL AS ON ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT, AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, WHICH ARE BEYOND OUR CONTROL. OUR
ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF US. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE THOSE FACTORS IDENTIFIED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION - FACTORS THAT MAY AFFECT OUR FUTURE RESULTS. BESTNET IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

     ALL REFERENCES TO "WE," "OUR," "US," "BESTNET" OR THE "COMPANY" REFER TO BESTNET COMMUNICATIONS CORPORATION, AND ITS PREDECESSORS AND SUBSIDIARIES.

     FOR A DISCUSSION OF CERTAIN RISKS ASSOCIATED WITH OUR BUSINESS, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN ITEM 7 OF THIS REPORT, AND SPECIFICALLY, "ADDITIONAL FACTORS THAT MAY AFFECT OUR RESULTS" INCLUDED IN ITEM 7.

     BESTNETCALL   IS  A   REGISTERED   TRADEMARK   OF  BESTNET   COMMUNICATIONS
CORPORATION. ALL OTHER TRADEMARKS, SERVICE MARKS AND TRADE NAMES REFERRED TO IN THIS REPORT ARE THE PROPERTY OF THEIR RESPECTIVE OWNERS.

COMPANY OVERVIEW

     BestNet is a facilities-based, global communication solutions provider. The Company's patented, proprietary technology uses widely available Internet access to control, enable, and manage voice communications over the public switched telecommunication network (PSTN). BestNet views its role as a product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based Internet telephony software applications that control, manage and enable global telecommunications services. We are presently focusing substantially all of our financial and other resources on marketing and development of Bestnetcall services to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this Report, we have approximately 13,000 clients, making calls from 142 countries and calling to 198 countries.

     We develop, market and sell patented Internet-based telecommunications applications, technologies and services to corporate and residential clients worldwide. Bestnetcall, the Company's flagship product, is the industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global internet access and the public switched telephone network (PSTN) via our internet website at Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall."

     Although founded as a Nevada corporation on July 10, 1986, we did not commence operations until 1995. From 1995 until 1999, we operated under the name "Wavetech International, Inc." and developed software for customized calling card services and created an infrastructure to market and distribute our products and services. During this period, our efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990's, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing and commercializing our Bestnetcall web-enabled long distance service. On September 27, 2000, we changed our name to BestNet Communications Corp.

BESTNET SOLUTIONS

     Users of our Bestnetcall services are able to do the following by accessing our website at www.Bestnetcall.com:

          *    Register

          *    Access and launch communication applications

          *    Access current rate tables and time zone charts

          *    Access a full suite of call management features

          *    Access customer service immediately via the Internet

          *    Maintain call account security

          *    Obtain real time billing detail

     Bestnetcall does not require the purchase of special hardware or software by the customer and uses existing telephone equipment. Users only need access to the Internet and an available phone line (land line or cellular). Bestnetcall also offers immediate real time billing detail to all users and accepts various payment methods, including pre-paid or post-paid credit card payments and invoicing options. The architecture of Bestnetcall allows for total security regarding both the FROM and TO legs of each call. The FROM and TO numbers are never displayed, thus it is impossible to determine from where a call is being placed.

     Following the completion of a telephone call, the total cost for that call can be viewed on the caller's online account. Call detail records may be printed or copied to Word or Excel applications. The Bestnetcall service also includes features such as speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via our website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

     The technology upon which our Bestnetcall service is based is subject to a license agreement with Softalk, Inc., an Ontario, Canada-based technology company. We entered into this licensing arrangement in April 1999 and later amended and restated that arrangement in October 1999. Under the terms of our license agreement with Softalk, we were granted exclusive global rights to distribute, market, service, sell, and sublicense Softalk's services and products to commercial accounts and on a worldwide non-exclusive basis to individual consumer accounts.

     We own and operate facilities in Toronto, Canada and New York, New York including high-capacity switches, web servers, data base servers, calling servers and security systems. In addition, we make use of specialized software for data management, billing and customer service requirements. For cost optimization reasons, we shut down our facilities in Los Angeles in the third quarter of fiscal 2002. The equipment remains ready for redeployment when necessary.

PRODUCT SUITE

     Our Bestnetcall service includes the following suite of communication features:

     BestNet WEBCALL - Long Distance Calling

     Clients utilizing our Bestnetcall service can decrease the cost of their long distance service while still retaining the toll quality for global communication needs. Bestnetcall provides the core benefits of lower prices, quality service and on-line real-time billing. Other significant benefits include point and click FROM and TO directories, point and click dialing using directories from Microsoft Outlook, speed dialing, e-mail calling, billing codes, country and city code look-up, time zone information and dialing examples.

     BestNet CONFERENCECALL - Conference Calling

     Bestnetcall offers a conference-calling product that can be used to initiate immediate or scheduled conference calls. The chairperson can either launch successive legs for an immediate conference call or enter and save information for a conference call to be launched automatically at a future date. There are no set-up or administrative charges for the Bestnetcall conference calling facility. This service can reduce the cost of conference calls by up to 80% as compared to traditional conferencing services currently offered by carriers. We have compared the value of this conference-calling service to similar services available in the marketplace and believe it to be highly competitive.

     BestNet DESKTOPCALL - Desktop Application

     Bestnetcall also has a desktop application that can be downloaded from our website. Calls can then be launched from the desktop application instead of from a web browser. This feature is particularly useful for clients with slow Internet connections. Calls are launched in a similar manner to our web product. All calls are still charged to the same account and on-line billing information may also be viewed. Calls can also be launched directly from Microsoft Outlook using a Bestnetcall Outlook add-in and the desktop.

     BestNet EMAILCALL - E-mail Application

     Bestnetcall e-mail application can be used from any e-mail device such as MS Outlook, Blackberry and cell phones to initiate calls. This patent-pending technology uses simple commands sent by e-mail to launch calls to any nearby phone, such as a pay phone, home phone or cell phone. Clients enter defined calling instructions to the destination of their choice. EmailCall has many convenience features, such as using your personal webCall directories and billing codes.

     BestNet SATCALL - Satellite Calls

     Bestnetcall has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls. This circuit provides our Bestnetcall service with the capability to complete calls to remote platforms such as ships, airplanes and oil rigs via our web site at www.bestnetsat.com.

     BestNet PDACALL - Mobile Calling

     Bestnetcall has developed a Palm OS application, which is ideal for wireless PDA devices, including devices offered by Palm, Handspring and Kyocera. Our software, which emulates our BestNet desktop service, gives the user the ability to launch low-cost long distance calls or conference calls using a PDA device to control the call. Applications also have been developed for micro-browser equipped PDA's such as Compaq's iPAQ.

     All calls from these devices are billed in the same way as calls placed through our web product.

MARKETING STRATEGIES

     We offer our Bestnetcall service through both direct sales and indirect sales channels. Our initial target markets include:

          *    Large Corporate / Enterprise Clients

          *    Internet Service Providers

          *    Mid-sized to SOHO Business (Small Office Home Office)

          *    Marketing and Channel Partners

          *    Reseller, VAR and Integrators

          *    Technology and Telecommunications Consultants

          *    Consumers

     Our marketing efforts are targeted at international long distance and conference calling clients in a number of key geographic areas in the world. Our priorities are focused primarily on the following geographic regions:

          *    Central and South America

          *    North America

          *    Asia Pacific

          *    Europe

          *    Middle East

          *    Caribbean

DIRECT SALES

     Our direct sales activities are comprised of the following marketing and sales strategies designed to generate revenue and increase customer usage of our Bestnetcall service:

     * Web Channel - This method of marketing, which represents the majority of our revenue, consists of marketing all of our branded service offerings to individuals and businesses through a combination of Internet-based marketing and third party sales relationships.

     * Sales Calls - We call directly on potential clients whom we believe we can create value for, and where relationships are built to help establish a user base that has synergy with BestNet's product line.

     * Direct Mail and E-mail Solicitations - We send solicitation materials to pre-qualified potential users of our Bestnetcall service. These materials refer or link the potential user to www.Bestnetcall.com to facilitate activation of our Bestnetcall service. Recipients are invited to use the service or request more information. These direct mail or e-mail solicitations are launched on a continuous basis currently by an in-house staff. Future direct mail initiatives will be launched using a combination of in-house resources and external resources.

     * Media Advertising and Promotion - We have initiated limited advertising in print and electronic media targeted at specific market segments in the form of national or international publications. We will consider additional initiatives such as advertising in specific trade publications and Internet advertising during Fiscal 2003 based on an analysis of the cost-effectiveness and results of these initial activities.

     * Public Relations Activities - We have a corporate communications and public relations strategy in place for developing a comprehensive communications program. This communications program will include initiating appropriate news releases, feature print articles in industry and trade specific publications, local print media and editorial support. Our Bestnetcom.com website is also being redeveloped to include a frequently asked questions section to facilitate direct communication with shareholders, customers and the public-at-large. In Fiscal 2002 we retained an investor relations firm to deal specifically with shareholders and the investment community.

INDIRECT SALES

     Our indirect sales efforts are centered on the following four types of organizations:

     *    Agent/Distributors  - We are  establishing  a global network of agents
          and   distributors   who  will  market  our   services  to   corporate
          organizations and consumers via private labeled Internet web sites.

     * Telecom Providers - The Bestnetcall services are being made available to other telecommunication providers, resellers, and Internet service providers for resale to their clients. These types of indirect sales organizations solicit through direct mail, e-mail, fax, and direct sales calls by their personnel.

     * Professional Service Firms - Accounting firms, consultants, integrators and legal firms are being solicited to use our Bestnetcall service and to provide this service to their clients as a means of saving money.

     * Licensed Services Channel - Seek to offer a sub-licensed program through this sales channel in an effort to generate additional revenue and to offer others in our industry the features and benefits of our intellectual property.

INDUSTRY BACKGROUND AND MARKET DEMAND

     The Internet is the significant interactive worldwide medium for communications, collaborative technologies, and the telecommunications market. Meanwhile, global deregulation, the proliferation of new technologies enabling convergence between computers, applications, Internet, and the telephone are significantly expanding the world's voice market.

     We believe there are key trends influencing the telecommunications industry and Internet deployment today. We expect the following trends to have a direct and positive effect on the communications market and demand for our applications:

     * The rapid evolution of the Internet: Fortune Magazine predicts that by the year 2003, 70% of the U.S. population will be using the Internet. Business-to-business revenue is projected to approach $1.3 trillion according to Forrester Research.

     * Globalization of the world's economies increase the international mobility of workforces, and the opportunities that exist in the global Internet roaming marketplace are vast. A recent report published by Frost & Sullivan projected that the global roaming services market is set to grow from $285 million in 2000 to $7.6 billion in 2006.

     * New and improving technology: Telecommunications Magazine predicts that by the year 2003, U.S. cell phone penetration will be 60%, with Japan approaching 70%, and Europe over 80%. As the technology improves, the demand for cell phones is likely to increase.

     * Worldwide, STRATEGY ANALYTICS expects cellular subscribers to increase from nearly 900 million at the end of 2001, to 1.9 billion by the end of 2006.

     * The global conferencing market, which is negligible today, will grow to $11 billion by 2005 according to multimedia consultancy Wainhouse Research.

     * Internet application sales, which includes both devices that connect to the Internet via a television and Internet terminals are expected to grow at a rate of more than 40% per year and soar to $1.3 billion.

     * The changing regulatory environment: Deregulation is encouraging telecommunications companies to enter each other's markets. Increased competition stimulates globalization as companies move to add geography, customers, expertise, and technology to their business.

     * The Gartner Group predicts that business-to-consumer transactions will reach $380 billion by 2003, and business-to-business transactions will exceed $7 trillion by 2004.

     * Forrester Research has predicted that 65% of corporate buyers planned to buy at least some telecommunications services on-line; several telecom-purchasing managers stated that, if their carriers are not Web-enabled in two years, they will switch suppliers.

     We believe the above market trends and projections reflect a large and growing market for potential users of Internet telephony services. We believe these market trends and projections will translate into increased demand for providers of Internet telephony services and that we are well positioned to capture a portion of this market with our Bestnetcall services.

     We believe these market trends strongly favor use of our products and services. Our ability to offer a cost effective, highly efficient and dynamic product in terms of features and capabilities is of key importance during poor economic periods as companies are forced to find ways to trim budgets. Companies also have a general reticence towards air travel during such poor economic periods, as well as following the events of September 11, 2001. We hope to capture the promise of this sector.

THE OPPORTUNITY

     We believe our most strategic business opportunity is in servicing the telecommunication needs of the business and mobile markets, which still rely on traditional carriers for supplying their international long distance and conferencing services. There exists a notable price disparity between the costs of long distance originating from the U.S., versus origination from most international locations. The advantage of BestNet's service is three-fold. The first advantage is our web-based interface, which provides universal access to our network without the requirement for special software. The second advantage is our patented methodology, which uses a two-leg call (origination and destination leg), which works with any telephone or legacy phone system. The third advantage is our long-distance transport. Our intelligent network is connected to multiple tier-1 carriers where routes are chosen on the basis of price and quality. With our network architecture, we can easily route calls over Voice over Internet Protocol (VoIP) networks - if there is an advantage for certain routes.

     This hybrid approach to routing calls allows the universal access and cost advantages associated with VoIP transport, without any of the disadvantages. For this reason, business and mobile users in over 142 countries rely on BestNet to provide a simple, viable alternative to their existing long distance provider. BestNet provides its service without contracts or hidden charges. Our service easily integrates within any existing legacy or PBX system.

     BestNet's approach to the marketplace is based on:

     *    Speed of communication - easy deployment within any environment
     * Quality of communication - interconnection with tier-1 carriers ensures highest standards
     *    Reliability  of  communication  -  carrier-class   network  with  full
          redundancy
     *    Ease of operation - user adoption is simple and straight forward
     * Interoperability - operation with legacy systems, fixed or mobile phones
     *    Capital requirement - investment by users is not required

     We use the Internet to enable, control and manage the public switch telephone network calls accessed from our central offices in New York and Toronto. Accordingly, our technology allows us to bring the best wholesale long distance rates, which are in the U.S., to the entire world. We can offer access to global markets including direct access to North American business and consumer markets to any carrier worldwide wishing to connect to our switches in the U.S. and Canada.

INTERNET AND TELEPHONY

     We believe Voice over Internet Protocol (VoIP) has changed the face of global telephony, as such technology has provided millions of users worldwide a viable alternative to expensive long-distance services provided in highly regulated or closed markets. Use of the Internet to transport voice has many advantages, including global access and low cost per minute rates. Providers of

VoIP services, more specifically PC-to-phone services (which terminate calls over the public switched network), have experienced the greatest adoption by personal home users, versus business users. However, the disadvantages of PC-to-phone services are notable. VoIP is not available for cellular users and is difficult to use with legacy PBX systems. Other disadvantages include the requirement to buy software, configuration of hardware and reduction in voice quality - notably echoes and delay. The new VoIP technology has greatly improved the quality - however interoperability within legacy phone systems remains the biggest challenge. For this reason, the business market has been slower to adopt VoIP on any large scale.

     Despite the challenges, however, the Internet telephony market is expected to grow substantially over the next five years. Moreover, according to an IDC report, a leading technology research firm, the worldwide Internet telephony market is estimated to grow from 310 million minutes of use in 1998 to 135 billion in 2004. Revenues for this service are projected to increase from $480 million in 1999 to $19 billion by 2004. The report also estimates that the business market will implement extensive use of Internet telephony exceeding the consumer market by 2004.

     Our technology simply requires Internet access. No special hardware, software, or start up costs are required. The inherent diversification of our product suite addresses the above challenges directly.

INMARSAT TELEPHONY MARKET

     One of the fastest growing telephony markets in the world is global satellite telephony communications. The Inmarsat communication system consists of five geostationary satellites circling the globe. These satellites provide voice and data services to remote locations through a global network of terrestrial uplink carriers. The major sectors for satellite communication include maritime, land and aeronautical markets, with oil and gas, mining and merchant marine industry the largest customers. According to Inmarsat, there are currently 240,000 Inmarsat terminals in use, distributed in 150 countries, generating an estimated $1.3 billion in long distance charges.

     In 2000, BestNet developed a site specifically for the Inmarsat market called Bestnetsat.com. In 2002, BestNet upgraded its service to interconnect directly with Stratos Global, a leading Land Earth Station operator and Inmarsat carrier. The direct connectivity to Stratos (and to the Inmarsat network) gives BestNet a pricing advantage over other providers - particularly foreign telecoms. This pricing advantage, coupled with BestNet's patented call-initiation methodology, gives the Company a unique advantage in this market. BestNet is actively developing new customer relationships and markets for the BestNetSat.com service, as the tangible cost benefits associated with its patented technology is easily quantified in a highly competitive and lucrative global market.

FUTURE PRODUCT STRATEGY

     Communication around the globe is rapidly changing, as voice and data networks converge, and as mediums such as instant messaging and Internet delivery cross from the domain of desktop users to mobile devices. The Internet's reach is wider than imagined and its growth faster than expected. The Internet has become one of the world's largest distribution systems. It was designed and engineered to have an abundance of routes, connections, and elasticity. Recognizing this trend, we continue to look for new value added service applications for Bestnetcall to bring to our existing and future clients.

     The growth and universal acceptance of the Internet is creating new opportunities for BestNet, where its core technology can be leveraged in unique and creative ways. BestNet is a highly efficient interface, linking traditional circuit switched networks (PSTN) with the global access of the Internet. BestNet's goal is to make access to its long distance and conference network as transparent as possible, using a variety of interfaces and devices. For enterprise markets, this could include integration into CRM applications, company Intranet's, websites, PBX systems and IP devices. For personal users, the BestNet application can be easily integrated into Internet appliances, PDA's, and mobile devices, using technology such as WAP, SMS or instant messaging as a conduit to BestNet's network.

     BestNet intends to further develop its core network to be a universal interface, where intelligence and functionality can easily be added to the front-end, without having to modify its core database and call control functionality. As an example, this universal interface can be a platform where third parties, using industry compliant standards, develop customized web-based services such as foreign currency billing and directories that are localized for specific customers, or foreign markets.

     In fiscal 2003, we plan to introduce a variety of new services and product enhancements - all based on its core technology platform. These new services and products include the following:

     * Call Button - Currently on the Bestnetcall website as a feature, the BestNet subscriber can configure a graphical button to be used as an alternative 1-800 service. The button can be sent via e-mail or included in an electronic document such as a Word document or PowerPoint presentation. Unlike conventional toll-free services, the subscriber will pay less per minute, can direct the incoming call to any phone, protect the privacy of their own phone number and provide access beyond the geographic limitations imposed by traditional services.

     * Call-enabled websites / banners - Similar in operation to the Call Button - the underlying technology can be used to enable a web visitor to click on an icon, or a banner to initiate a call. For example, a sales organization can have an icon on its website, inviting foreign customers to initiate a toll-free call to the sales organization's call center. We believe the market potential for this application is promising. According to Datamonitor, e-retailers will spend $460 million on e-service solutions. In addition, Forrester Research has reported that 67% of online transactions are aborted because of poor interactivity. BestNet's technology is an ideal solution to poor interactivity and inefficient access to customer service.

     * Mobile Access--Recognizing the enormous growth in the mobile market and wide-scale adoption of data-communication, such as SMS and WAP. BestNet intends to introduce services specific to the needs of the mobile market. SMS (short messaging service), which was introduced to allow simple user-to-user communication, can be an efficient communication medium to BestNet's network. Text messaging has caught fire in Europe and Asia. The U.S market is lagging behind, but is poised to catch-up. According to Mobile Lifestreams, monthly SMS volume will reach 62.4 billion by the end of the year.

     * Conferencing--Over the last year, use of BestNet's conferencing application has increased dramatically. BestNet's conferencing service can connect up to 64 participants, which is easily controlled by a conference host using the Desktop, Web or Palm (OS) application. BestNet can connect any phone, including home, office or mobile, to the conference. As a result of customer feedback, BestNet intends to enhance the functionality of its service. This may include the addition of dial-in capability (800 or toll), call recording, operator services and collaborative white-boards.

NETWORK STRUCTURE

     Our network equipment is currently housed in central office facilities located in New York and Toronto. Our system is designed to support over 15 million minutes of voice traffic per month. Our system capacity can be easily increased as demand for our services increases. Currently we have substantial excess capacity. We are now performing our own network monitoring and maintenance functions, which were previously performed by Softalk.

     Texas  Net,  located  in  Austin,   Texas,  hosts  our  Web  servers.   Our
configuration has redundant servers with load balancing for optimum performance. Texas Net provides web server monitoring on a 24 x 7 basis.

     Our switching matrix is located in our central office facilities and includes direct connectivity to tier-1 carriers. We have multiple carrier connections at each switch location, which provides excellent back-up coverage and the ability to reroute calls to obtain the highest quality connections available. Our carrier configuration also allows us to take advantage of the highest value (highest quality/lowest price) service offered by our carriers to each country and region we service.

     For cost optimization reasons, we shut down our facilities in Los Angeles in the third quarter of our fiscal year, which ended August 31, 2002 ("Fiscal 2002"). As a result of the available capacity of our New York and Toronto facilities, together with accessibility to carriers at these locations, we determined that our Los Angeles facility was not needed at this time. Equipment has been stored for easy deployment when it is needed in the future.

     Currently all of our voice traffic is carried by our tier-1 carriers via their preferred traffic routes. As VoIP continues to evolve, we will continue to evaluate its application as a means of delivering quality service for our customers.

SOFTALK LICENSE AGREEMENT

     Under the terms of our license agreement with Softalk, we are obligated to pay Softalk an amount equal to the sum of (a) 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products and (b) a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

     Both parties have the right to terminate the license agreement under certain conditions, including:

     * Upon 30 days written notice to the other party, if such other party fails to comply in any material respect with certain terms or conditions of the license agreement and such failure to comply is not corrected within such 30 day notice period;

     * In the event the other party becomes bankrupt or insolvent, suffers a receiver to be appointed, or makes an assignment for the benefit of its creditors.

     Softalk also has the right to terminate the license agreement upon 60 days written notice following a change of control (as defined in the license agreement) of BestNet.

     Upon termination of the license agreement for any reason whatsoever, we are permitted to continue using Softalk's intellectual property in providing services to all our existing clients, upon the point of termination.

     We  currently  have  several  ongoing  disputes  with  Softalk over matters involving the license agreement and related aspects of our contractual agreements with Softalk. These disputes include allegations by Softalk to terminate the license agreement. We believe Softalk's allegations are without merit and intend to vigorously defend against them. See the disclosure under the caption "Item 13. Certain Relationships and Related Transactions" for more information regarding the various agreements entered into between BestNet and Softalk. See also the disclosure under "Item 3. Legal Proceedings" for a discussion regarding our present legal issues with Softalk.

COMPETITION

     The communications industry is highly competitive, and one of the primary purposes of the U.S. Telecommunications Act of 1996 is to foster further competition. In the markets we currently and will compete in the future competition is intense. Competitors range from large well established telephone companies to upstart service providers. We currently do not have a significant market share in any of our markets. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses, and currently benefit from existing regulations that favor the established telephone companies. Furthermore, one large group of established telephone companies, the regional Bell operating companies, have been granted, under particular conditions, pricing flexibility from federal regulators with regard to some services with which we compete. This flexibility may present established telephone companies with an opportunity to subsidize services that compete with segments of our services and offer competitive services at lower prices. To the extent such activities occur, they may have a material adverse affect on our business prospects and results of operations.

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

     However, recent competitor operating performance has been poor resulting in price increases for services like long distance and conference calling. We, in response, have held prices steady and therefore increased/improved our value proposition to current and potential clients.

REGULATORY OVERVIEW

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

APPLICABLE REGULATIONS

     Telecommunications services are generally subject to federal, state and local regulation. The Federal Communications Commission exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act of 1996. In particular, state regulatory commissions have substantial oversight over the provisions of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install and operate networks.

FEDERAL REGULATION

     We do not believe our Internet operations are currently subject to direct regulation by the Federal Communication Commission or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future of Internet Service Provider regulatory status continues to be uncertain. In an April 1998 report, the Federal Communication Commission concluded that while some Internet service providers should not be treated as telecommunications carriers, some services offered over the Internet, such as phone-to-phone telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be re-examined. Despite the Federal Communication Commission's decision not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision being upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. An imposition of an access charges would affect our costs of serving dial-up clients and could have a material adverse effect on our business, financial condition and results of operations. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth or reduce potential revenues, particularly if other governments follow suit, which may in turn increase our cost of doing business over the Internet. In preparation of this report, we specifically sought any changes in regulations and or tax relative to services we provide in the United States. We found no changes.

EMPLOYEES

     On November 7, 2002, we employed 10 full-time employees. We believe our future success will depend on our ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements. We believe our relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     We terminated the lease for our office and administrative space, at 5210 E. Williams Circle, Suite 200, Tucson, Arizona 85711 in October 2001. Our corporate headquarters has been relocated to 5075 Cascade Road SE, Suite K, Grand Rapids, Michigan 49546, along with our Customer Service Department and various other administrative functions. We have also consolidated our Finance and Accounting Department, formerly located at 1910 N. La Canada, Suite 2, Green Valley, Arizona 85614, to the Cascade Road location in Grand Rapids. The lease for our Green Valley location expired on October 31, 2002 and was not renewed. The current lease for our Grand Rapids space is for three years beginning August 1,

2002, with flexibility for further expansion. Monthly lease costs are $3,025. We also entered into a one-year sublease for an operations office at 477 Mt. Pleasant Road, Suite 400, Toronto, Ontario, Canada, M4S 2L9. This lease expires on July 31, 2003 and carries a monthly payment of $1,612.00. Flexibility for further expansion exists.

ITEM 3. LEGAL PROCEEDINGS

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements with Softalk. In September 2002, we obtained a court order/injunction requiring Softalk to monitor and maintain our communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and, instead, responded by making allegations of its own against Bestnet. We believe Softalk's allegations are without merit. BestNet is properly responding and asserting our rights under our present agreements with Softalk. We have moved under our contractual agreements to resolve matters in arbitration proceedings with Softalk. During October 2002, we sought to have Softalk stop support and shut down various competitive websites, including InternetOperator.com, using BestNet proprietary intellectual property developed for BestNet by Softalk. We sought in arbitration immediate injunctive relief via the shutdown of these websites. This relief was not granted on an immediate basis due to the complexity of the issues involved and remains to be resolved as part of the overall arbitration proceedings, which are ongoing. We continue to pursue all of our rights under the agreements in place between BestNet and Softalk, and at law.

     On September 21, 2001, BestNet filed a complaint against Mr. Joe Vazquez and Infinity Financial Group related to certain breaches of an agreement with Infinity Financial Group and Mr. Vazquez. We recently filed a motion with the U.S. District Court, for the Southern District of Florida, to enforce a settlement agreement between Mr. Vazquez and BestNet. The terms of the settlement are confidential.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer along with our Company's Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to BestNet (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2002.

                                     PART II

ITEM 6. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was quoted on the Nasdaq SmallCap Market until May 4, 1999, and then on the OTC Bulletin Board from June 28, 1999 to the present. The high and low bid prices of the Company's common stock as reported from September 1, 2000 through August 31, 2002 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows.

                                              HIGH         LOW
                                              ----         ---
          FISCAL YEAR ENDED:
          August 31, 2000
          First Quarter                       4.25       1.46875
          Second Quarter                     10.25         4.125
          Third Quarter                        9.5          5.00
          Fourth Quarter                      7.25          3.81

          FISCAL YEAR ENDED:
          August 31, 2001
          First Quarter                      6.125          .875
          Second Quarter                     3.375         .5625
          Third Quarter                       3.60           .55
          Fourth Quarter                      4.40          2.05

          FISCAL YEAR ENDED:
          August 31, 2002
          First Quarter                       3.00          1.55
          Second Quarter                      1.56           .65
          Third Quarter                       1.58           .35
          Fourth Quarter                      2.50           .71

     The bid and asked prices of our common stock on November 7, 2002, were $1.06 and $1.12, respectively.

     As of November 7, 2002, the Company had 148 shareholders of record of its common stock. As of November 7, 2002, the Company had 2,001 shareholders that beneficially own the stock in the name of various brokers.

     The Company has never declared any cash dividends on common stock and currently plans to retain future earnings, if any, for business growth.

     Nasdaq Delisting. Our common stock was delisted from the NASDAQ Small Cap Market on May 4, 1999, due to the fact that we were not in compliance with Nasdaq's $1.00 minimum bid price requirements. Since June 28, 1999, our common stock has been traded on the OTC Bulletin Board under the symbol BESC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
our  selected  consolidated   financial  data  and  our  Consolidated  Financial
Statements and notes appearing elsewhere in this report.

INTRODUCTION

     We derive our revenue primarily from fees charged for customer usage of our Bestnetcall service. Both business and personal accounts grew by 153% over the previous fiscal year. At 2002 fiscal year end the Company had a total of approximately 13,000 accounts, of which 7,000 new active accounts were enrolled this year, in comparison to 4,500 new active accounts in the previous fiscal year. Bestnetcall users presently make calls from 142 countries and to 198 countries. Fees for our services include long distance calling, along with conference calling, completed through our network.

CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     These policies include, but are not limited to, the carrying value of the Softalk license fee, which is dependant upon future profitable operations; and the ultimate resolution of the note receivable from Softalk, an affiliate. Both of these items may be affected by the pending arbitration proceeding with Softalk, as discussed in Part I, Item 3. Legal Proceedings.

COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

     REVENUES

     Revenues increased by 194% to $1,060,582 in the fiscal year ended August 31, 2002 ("Fiscal 2002") from $360,615 for the fiscal year ended August 31, 2001 ("Fiscal 2001"). Revenue growth was seen in both long distance and conference calling services. All of our communication revenue to date has been derived from the sale of minutes carried over our communication network.

     COST OF SALES

     Costs of sales increased to $1,432,196 in Fiscal 2002 from $382,298 in Fiscal 2001. These costs consisted of long distance fees from carriers for our Bestnetcall service along with other variable and fixed costs associated with maintaining our service network. The increase in cost of sales is primarily attributable to growth in revenues from our Bestnetcall service. Development and maintenance expenses paid to Softalk, and not capitalized, also contributed to the increase in cost of sales. Going forward, we have taken over our network maintenance functions and expect our costs in this area to decrease substantially in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses decreased to $2,028,732 in Fiscal 2002 from $2,044,720 in Fiscal 2001. Investor relations expense decreased by $148,712 to $92,038 in Fiscal 2002, compared to $240,750 in Fiscal 2001. Payroll expense increased by $420,964 to $742,075 in Fiscal 2002, compared to $321,111 in Fiscal 2001 due principally to the hiring of key executive employees. Consulting fees increased to $121,777 in Fiscal 2002 from $105,718 in Fiscal 2001. Rent expense decreased by $30,241 in Fiscal 2002 due to facility consolidation. Bad debt expense also decreased to $6,662 in Fiscal 2002, compared to $27,178 in Fiscal 2001 due primarily to the implementation of procedures to detect fraudulent activity on a real-time basis. We also have reduced our bad debt allowance to .7% of annual sales compared to 1.0% in Fiscal 2001. This decrease is a direct result of our improved fraud detection procedures.

     DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses increased to $2,277,525 for Fiscal 2002 from $1,979,975 for Fiscal 2001. This increase was due to amortization and depreciation on additional purchases of equipment, software, computer hardware, and applications.

     INTEREST INCOME

     Interest income decreased to $3,023 in Fiscal 2002 from $227,691 in Fiscal 2001. Interest income recorded on a note receivable from Softalk during Fiscal 2002 was recorded as deferred revenue since this note has matured and is callable at any time. During 2002, interest was deferred due to the note being past due and the fact that the Company is currently in arbitration with Softalk. See Item 3, Legal Proceedings for further information.

     INTEREST EXPENSE

     Interest expense increased to $764,688 in Fiscal 2002, $15,571 of which was paid to investors in Fiscal 2002. Total interest expense paid in Fiscal 2001 was $36. The increase in booked interest expense was due to short term convertible promissory notes resulting in $900,000 worth of financing. The outstanding balance of these convertible promissory notes at August 31, 2002 was $203,125. All of the convertible promissory notes were converted into shares of BestNet common stock by November 1, 2002. Therefore, the non-cash interest expense was booked as a beneficial conversion.

     DISCONTINUED OPERATIONS

     In Fiscal 2002, BestNet exited the highly competitive travel service business by shutting down its subsidiary Bestnetravel. Revenues for Bestnetravel during Fiscal 2002 were $36,715, compared with $132,644 in Fiscal 2001. The cost of goods sold associated with these revenues were $36,252 and $115,364, respectively. Management considered this business to be non-strategic to the overall goals of the corporation.

     PREFERRED STOCK CONVERSION PENALTY

     We incurred liquidated damages to the holder of our Series C Convertible Preferred Stock (the "Series C Preferred Stock") equal to $35,944. There were no conversion penalties in Fiscal 2001. On November 8, 2002, we issued common stock in payment of this penalty.

     PREFERRED DECLARED AND DEEMED DIVIDENDS

     Preferred dividends increased to $958,723 for Fiscal 2002, from $212,013 for Fiscal 2001. The increase of $746,710 was due primarily to the recording of deemed dividends from beneficial conversions of Series B and Series C Preferred Stock. Dividends accumulated, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and are payable in cash or shares of common stock of the Company, at the Company's option. Dividends for the Series B Preferred Stock were $12,253 for Fiscal 2002. Dividends accumulated, with respect to the outstanding shares of the Series C Preferred Stock, at a rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series C Preferred Stock were $14,233 for Fiscal 2002. The Company also recorded a deemed dividend of $665,487 resulting from a conversion premium on its Series B Preferred Stock and $141,750 related to warrants issued upon redemption on September 28, 2001. The remaining $125,000 in dividends resulted from a beneficial conversion feature of deemed dividends for the Series C Preferred Stock.

     INCOME TAXES.

     At August 31, 2002, the Company had federal net operating loss carryforwards totaling approximately $20,104,000 and state net operating loss carryforwards of approximately $11,447,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2003. Additionally, the Company has capital loss carryforwards of approximately $216,000 that will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

     LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2002, we incurred a net loss of $5,503,925 compared with a net loss of $3,820,077 in fiscal 2001. Cash used in operating activities totaled $1,739,834 in fiscal 2002 and $996,186 in 2001.

     On August 31, 2002, we had cash of $351,784, total liabilities of $1,046,125 and stockholders' equity of $8,454,275. Our total liabilities at August 31, 2002 included $203,125 owed on 8% Convertible Promissory Notes and $450,889 owed to Softalk. All of the convertible promissory notes were converted into common stock on or before November 1, 2002. The balance owed to Softalk is the subject of ongoing arbitration proceedings in Canada. Also included in the total liabilities is $129,323 of deferred interest income accrued on the note receivable with Softalk.

     Our ability to service our long-term debt and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

     Currently, if we do not generate sufficient cash from operations, we will need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Although there can be no assurances, we believe that cash flow from operating activities coupled with existing cash balances will be adequate to fund our operating and capital needs through February 2003. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. Funding for the balance of Fiscal 2003 will most likely come from additional convertible debt, the sale of equity or a combination of the two.

     Historically, we have financed our cash requirements principally through the sale of debt and equity securities, and the exercise of stock options. In Fiscal 2002, the Company raised $1,970,111 from the sale of debt and equity securities compared with $218,649 in Fiscal 2001 by completing the following financing transactions.

     *    October  17,  2001 - The  Company  completed  a private  placement  of
          $500,000 of Series C Preferred Stock and common stock purchase warrants. A total of 5,000 shares of Series C Preferred Stock and warrants to purchase an aggregate of 25,000 shares of common stock were issued in this October 2001 transaction. The warrants have a per share exercise price of $2.90.

     * January 30, 2002 - The Company completed a private placement of an additional $115,000 of Series C Preferred Stock and common stock purchase warrants. A total of 1,150 shares of Series C Preferred Stock and warrants to purchase an aggregate of 5,750 shares of common stock were issued in this January 2002 transaction. The warrants have a per share exercise price of $1.19.

     * March 8, 2002 - The Company obtained $100,000 in financing through the issuance of two $50,000 8% Subordinated Convertible promissory notes due June 8, 2002.

     * March 14, 2002 - The Company completed a private placement of 519,750 shares of common stock, yielding net proceeds to the Company of $225,905.

     * April 23, 2002 - The Company obtained $800,000 in financing through the issuance of 8% Senior Secured Promissory Notes due November 1, 2002. The Company also issued warrants to purchase an aggregate of 1,000,000 shares of common stock at a per share exercise price of $0.50. This note was convertible to stock at $.40 per share.

     * August 30, 2002 - The Company completed a private placement of 264,550 shares of restricted common stock, yielding net proceeds to the Company of $250,000.

     During the fiscal year ended August 31, 2002, cash flow used by continuing operations was approximately $1,734,190 resulting primarily from maintenance and carrier costs of the Bestnetcall systems and salaries of the Company's employees.

     Cash provided by financing activities was approximately $1,953,114 for the fiscal year ended August 31, 2002, primarily due to the following: the Company raised $475,905 through two private placements of common stock. We raised $507,000 through the sale of convertible preferred stock to accredited investors. We raised $900,000 through the issuance of convertible promissory notes. The remaining amounts were raised through the exercise of stock options.

     Cash used in investing activities was, approximately $147,014 for the fiscal year ended August 31, 2002, primarily due to the purchase of equipment, applications and assets necessary to improve the Bestnetcall product and services.

     On September 26, 2002, the Company entered into a Note and Warrant purchase agreement with several accredited investors, which resulted in gross proceeds to BestNet of $665,000.

     There can be no assurance that we will meet our targeted levels of operating cash flow or that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us, or at all, should cash flow from operations and our existing cash resources prove to be inadequate. We do not have access to borrowings under any credit facilities other than our sale of debt securities from time to time. If we are required to seek additional financing, any such arrangement may involve material and substantial dilution to existing stockholders resulting from, amongst other things, issuance of equity securities or the conversion of debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. If we require additional financing but are unable to obtain it, our business, financial condition, cash flows and results of operations may be materially adversely affected.

PENDING ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and amends "Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We have adopted the standard and as a result completed an independent SFAS No. 144 review of our intangible assets by a certified valuation firm. The adoption of this standard has not had an impact on the carrying value of the Company's capitalized license fee.


     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002", that, among other things, rescinded SFAS No. 4, "Reporting Gains And Losses From Extinguishment Of Debt." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishments of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. We will adopt the standard at such time and do not expect that the adoption will have a significant impact on our financial position or results of operations.


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. We will adopt the standard at such time and do not expect that the adoption will have a significant impact on our financial position or results of operations.

INFLATION

     Although our operations are influenced by general economic trends and, specifically, technological advances in the telecommunications industry, we do not believe that inflation has had or will have a material impact on our operations.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

WE ARE DEPENDENT ON COMPONENTS OF OUR LICENSE AGREEMENT WITH SOFTALK, WHICH, IF MATERIAL CHANGES IN THIS AGREEMENT OCCURRED, COULD ADVERSELY IMPACT OUR BUSINESS AND FUTURE OPERATIONS.

     We are dependent on components of our license agreement with Softalk, which gives us a worldwide exclusive license to distribute, market, service, sell and sublicense current and future Softalk communication software to commercial accounts. This agreement also grants us a worldwide nonexclusive license to distribute, market, service, sell and sublicense current and future Softalk communication software to individual customer accounts. In September of 2002, we began legal proceedings against Softalk in Canada to address numerous breaches of its obligations under the various agreements in place between our companies. In September 2002, we obtained a court order/injunction requiring Softalk to monitor and maintain BestNet's communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and has, instead, responded by making allegations of its own against BestNet for alleged breaches of the Softalk license agreement. On making its allegations, Softalk has threatened to terminate the license agreement. We believe Softalk's allegations are without merit and BestNet is responding properly and asserting our rights under our agreements with Softalk and at law. We have moved under the contractual agreements to resolve matters in arbitration proceedings with Softalk. Although at this point unlikely, in the event such proceedings, or any other proceedings arising out of the context of these arbitration proceedings, result in material changes in the agreements, or the termination thereof, such an outcome could materially adversely impact our business and future operations.

IF OUR BESTNETCALL SERVICE IS NOT ACCEPTED BY TARGETED CUSTOMERS, OUR FUTURE OPERATING RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     BestNet has operated at a loss for the last ten years. The Bestnetcall service is a unique value-generating product. Based on our marketing efforts to date it is still too early to determine if the Bestnetcall service will likely achieve broad commercial acceptance by Internet users. The failure to achieve broad market acceptance will have a material adverse effect on BestNet's business, financial condition and results of operations. BestNet's risks include the following:

     *    evolving and unpredictable business models;

     *    management and funding of growth;

     * BestNet's ability to anticipate and adapt to developing international markets;

     *    acceptance by Internet users;

     * the ability of BestNet to establish relationships with additional strategic partners; and

     * the maintenance of BestNet's network at a high level of quality to support commercial acceptance of the Bestnetcall service.

To address these risks BestNet must, among other things:

     * attract and retain frequent users of its services in its target markets;

     * continue to provide value creating services for current and future customers;

     *    grow usage by our existing customer base;

     * attract a significant number of new Internet telephony business customers in target markets;

     *    expand value-added services;

     *    successfully respond to competitive developments;

     *    continue to form and maintain relationships with strategic partners;

     *    continue to attract, retain and motivate qualified personnel;

     *    provide superior customer service; and

     * continue to develop and upgrade technologies and commercialize value creating Internet based services.

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

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES, WHICH, IF INCREASED OR CHANGED, COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     While the FCC has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress continues to review the conclusions of the FCC, and the FCC could impose greater or lesser regulation on BestNet's industry. For Example, the FCC is currently considering, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those that provide Internet telephone services to end-users located within the U.S. To date this has not been done however, the imposition of such surcharges or the regulation of Internet telephony providers both in the U.S. and internationally could increase the cost of doing business over the Internet and materially adversely affect BestNet's business, financial condition and results of operations.

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

THE  TELECOMMUNICATIONS   INDUSTRY  IS  SUBJECT  TO  INTERNATIONAL  GOVERNMENTAL
REGULATION AND LEGAL UNCERTAINTIES, WHICH COULD MATERIALLY ADVERSELY AFFECT BESTNET'S BUSINESS.

     BestNet is marketing its service to international long distance callers in over 140 countries around the world. Because it will be conducting business internationally, BestNet is subject to certain direct or indirect risks. These risks could include:

     * unexpected changes in regulatory requirements for the Internet and/or Internet telephony;

     * foreign currency fluctuations, which could increase or decrease operating expenses and increase or decrease revenue;

     *    foreign taxation; and

     * the burdens of complying with a variety of foreign laws, trade standards, tariffs and trade barriers.

     * Changes in regulations and tax could have an adverse effect on BestNet's revenue and costs.

BESTNET HAS A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE OPERATING INCOME FROM THE SALE OF ITS BESTNETCALL SERVICE.

     As of August 31, 2002, BestNet had an accumulated deficit of $23,488,980. Prior year's financial information has no particular bearing on future years' results because the focus of the Company's business has changed from calling card services to Internet telephony.

     BestNet believes that its future profitability and success will depend in large part on its ability to generate revenue from the sale of its Bestnetcall service to businesses. Revenues are also anticipated from the sub-licensing of proprietary technology and business systems to partners around the world. The profitability and success of BestNet will depend on:

     * our ability to maintain existing corporate relationships and our ability to enter into new relationships. Our ability to retain the right to sell value added Internet based services;

     * our ability to effectively create and maintain relationships with multinational partners;

     * our ability to successfully enter into new strategic relationships for distribution and increased usage of the Bestnetcall services; and

     *    our ability to generate sufficient sales volume.

     Accordingly, BestNet expects to continue to expend significant financial and management resources on the roll-out of the Bestnetcall service, strategic relationships, sales and marketing along with operating improvements to meet specific client needs. As a result, BestNet expects to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. If such losses continue to occur, then BestNet's revenues may not increase or even continue at their current levels. Further, BestNet may not achieve or maintain profitability or generate cash from operations in future periods.

CONFLICTS OF INTEREST COULD CONTINUE TO ARISE WHICH MATERIALLY ADVERSELY AFFECT BESTNET, ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Conflicts of interest could continue to arise between BestNet and its affiliates, including Softalk, in areas relating to past, ongoing and future relationships, including:

     * the Bestnetcall license agreement, corporate opportunities, indemnity arrangements, tax and intellectual property ownership matters;

     *    potential acquisitions or financing transactions; and

     *    sales or other dispositions by BestNet principals.

     These conflicts also may include disagreements regarding the Bestnetcall license agreement, including with respect to possible amendments to, or modifications or waivers of provisions of such agreement arising out of the active arbitration. Such amendments, modifications or waivers may adversely affect BestNet's business, financial condition and results of operations. Ownership interests of directors or officers in BestNet common stock, or serving as both a director/officer of BestNet could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for BestNet.

OUR INABILITY TO BE COMPETITIVE INTERNATIONALLY OR TO SATISFY REGULATORY REQUIREMENTS WHEN WE EXPAND GLOBALLY COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A significant aspect of our growth strategy is to expand our business internationally, through the Internet. Such expansion will place additional burdens upon our management, personnel and financial resources and may cause us to incur losses. We will also face different and additional competition in international markets. These risks could impair our ability to expand internationally as well as have a material adverse effect upon our overall business operations, growth and financial condition. In addition, international regulations continue to change and could adversely affect business that we currently have along with business that we will develop in the future.

ON-LINE SECURITY BREACHES OR FAILURES MAY MATERIALLY ADVERSELY AFFECT BESTNET.

     In order to successfully provide services over the Internet, it is necessary that we are able to ensure the secure transmission of confidential customer information both voice and data. We employ certain technology in order to protect such information, including customer credit card information.
However, we may be unable to ensure that such information will not be intercepted illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that the Internet is not secure, even if unfounded, means that fewer consumers might use our services. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.

OUR OUTSTANDING SHARES MAY BE DILUTED RESULTING IN LESS PERCENTAGE OF SHARES HELD BY EACH SHAREHOLDER AND A LOWER MARKET PRICE PER SHARE OF OUR COMMON STOCK.

     In our Articles of Incorporation, the Company is authorized to issue up to 50,000,000 million shares of common stock. The Board of Directors may issue shares of stock for such consideration, as it deems adequate. Additional shares of common stock may be issued to raise capital, to purchase property or rights, and upon exercise of warrants, options, or other derivative instruments. Preferred stock may be issued that is convertible into shares of common stock at conversion prices that might not be related to the then current market price. The market price of our common stock may decrease as more shares of common stock become available for trading. The equity interest of the shareholders in BestNet also may be reduced through the issuance of new common stock required to further fund our company.

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

     *    to grow its Internet-based businesses;

     *    to expand the range of services it offers;

     * to increase the number of customers and revenues using its services and the price of services;

     * to otherwise expand its business activities in new cities and foreign countries; and

     * to retain key personnel or otherwise to implement its strategy as well as its beliefs regarding consumer acceptance of the Internet as a means of commerce and the use of the Internet as a source of advertising.

     These forward looking statements reflect the belief or current expectation of BestNet's management and are based on management's current understanding of the markets and industries in which BestNet operates. That understanding could change or could prove to be inconsistent with actual developments. BestNet's actual results could differ materially from the results discussed in this report, including those anticipated in or implied by any forward-looking statements. Factors that could cause or contribute to such differences include those discussed above, as well as those discussed elsewhere in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                          Audited Financial Statements
                           Year ended August 31, 2002

                                    Contents

     Report of Semple & Cooper, LLP, Independent Auditors                F-1
     Audited Financial Statements

          Consolidated Balance Sheet                                     F-2
          Consolidated Statements of Operations                          F-3
          Consolidated Statements of Changes in Stockholders' Equity     F-4
          Consolidated Statements of Cash Flows                          F-6
          Notes to Consolidated Financial Statements                     F-8

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders and Board of Directors of
BestNet Communications Corp.

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp. as of August 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BestNet Communications Corp. as of August 31, 2002, and the consolidated results of its operations, changes in stockholders' equity, and its cash flows for the years ended August 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of August 31, 2002 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP

October 16, 2002
Phoenix, AZ

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2002

                                                                    AUGUST 31,
                                     ASSETS                            2002
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $    351,784
  Certificate of deposit                                                 22,773
  Accounts receivable, less allowance of $7,826                          72,844
  Prepaid expenses and other current assets                              71,801
                                                                   ------------

      Total current assets                                              519,202

Property and equipment, net of accumulated depreciation
  of $2,335,732                                                       1,625,348
License fee, net of amortization of $3,930,258                        5,744,510
Note receivable from Softalk, an affiliate                            1,508,043
Deposits and other assets                                               103,297
                                                                   ------------

      Total assets                                                 $  9,500,400
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $    700,270
  Notes payable - net of discount of $96,875                            203,125
  Deferred interest income                                              129,323
  Deferred revenue                                                       13,407
                                                                   ------------

    Total current liabilities                                         1,046,125

Stockholders' equity:
  Common stock, par value $.001 per share; 50,000,000 shares
    authorized, 16,530,005 shares issued and outstanding                 16,530
  Additional paid-in capital                                         31,041,961
  Accumulated deficit                                               (23,488,980)
  Common stock subscribed, underlying common shares of 1,866,842        884,764
                                                                   ------------

      Total stockholders' equity                                      8,454,275
                                                                   ------------

      Total liabilities and stockholders' equity                   $  9,500,400
                                                                   ============

          See accompanying notes to consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001

                                                                         2002            2001
                                                                     ------------    ------------
Revenues                                                             $  1,060,582    $    360,615

Expenses:
  Cost of revenues (exclusive of depreciation and
    amortization shown separately below)                                1,432,196         382,298
                                                                     ------------    ------------

        Gross loss                                                       (371,614)        (21,683)
                                                                     ------------    ------------
  General and administrative expenses                                   2,028,732       2,044,720
  Depreciation and amortization                                         2,277,525       1,979,975
                                                                     ------------    ------------

        Total operating expenses                                        4,306,257       4,024,695
                                                                     ------------    ------------
        Net loss from operations                                       (4,677,871)     (4,046,378)
                                                                     ------------    ------------
Other income (expense):
  Interest income                                                           3,023         227,691
  Interest expense                                                       (764,688)            (36)
  Foreign asset tax expense                                               (30,050)            (50)
  Preferred stock conversion penalty                                      (35,944)             --
  Gain on sale of fixed assets                                              2,405              --
  Other                                                                      (800)         (1,304)
                                                                     ------------    ------------

        Total other income (expense)                                     (826,054)        226,301
                                                                     ------------    ------------
        Loss from continuing operations                                (5,503,925)     (3,820,077)
                                                                     ------------    ------------

Discontinued Operations:
  Operating (loss) income from discontinued operations                     (5,468)         17,280
  Loss on sale of discontinued operations                                    (332)             --
                                                                     ------------    ------------
        (loss) income from discontinued operations                         (5,800)         17,280
                                                                     ------------    ------------

        Loss from operations                                           (5,509,725)     (3,802,797)

Preferred stock dividends (See Note 12)                                   958,723         212,013
                                                                     ------------    ------------

Loss available to common shareholders                                $ (6,468,448)   $ (4,014,810)
                                                                     ============    ============

Earnings (loss) per common share, basic and diluted
       Continuing operations                                         $      (0.41)   $      (0.45)
       Discontinued operations                                       $      (0.00)   $       0.00
                                                                     ------------    ------------
Net loss attributable to common shareholders                         $      (0.41)   $      (0.45)
                                                                     ============    ============

  Weighted average number of shares outstanding, basic and diluted     15,933,908       9,013,669
                                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                          BESTNET COMMUNICATIONS CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED AUGUST 31, 2002

                                                PREFERRED STOCK
                                        SERIES C              SERIES B               COMMON STOCK
                                   SHARES     AMOUNT     SHARES     AMOUNT       SHARES       AMOUNT
                                  -------     ------     ------     ------     ----------    --------
Balances, August 31, 2001              --         --        532      $   5     11,772,313    $ 11,772

Net loss                               --         --         --         --             --          --
Conversion of Series B
   Preferred Stock                     --         --       (532)        (5)     2,342,516       2,342
Conversion of notes payable
   into Common Stock                   --         --         --         --             --          --
Issuance of Series C
   Preferred Stock                  6,150          6         --         --             --          --
Conversion of Series C
   Preferred Stock                 (6,150)        (6)        --         --        985,689         986
Preferred stock dividends              --         --         --         --         33,582          33
Conversion penalties - Series
   C Preferred Stock                   --         --         --         --         11,912          12
Common stock issued for
   services                            --         --         --         --         58,614          59
Common Stock purchase
   agreements                          --         --         --         --        519,750         520
Warrants issued                        --         --         --         --             --          --
Warrants exercised                     --         --         --         --        160,000         160
Conversion premium-Series B
   Preferred Stock                     --         --         --         --        585,628         586
Beneficial conversion feature-
   Series C Preferred Stock            --         --         --         --             --          --
Beneficial conversion feature-
   Subordinated Convertible
   Promissory Notes                    --         --         --         --             --          --
Beneficial conversion feature-
   Senior Secured Convertible
   Promissory Notes                    --         --         --         --             --          --

Stock options exercised                --         --         --         --         60,001          60
                                  -------     ------     ------     ------     ----------    --------
Balances, August 31, 2002              --     $   --         --     $   --     16,530,005    $ 16,530
                                  =======     ======     ======     ======     ==========    ========

                                   ADDITIONAL
                                    PAID-IN         ACCUMULATED     COMMON STOCK
                                    CAPITAL           DEFICIT        SUBSCRIBED        TOTAL
                                  ------------     ------------     ------------    ------------

Balances, August 31, 2001         $ 28,109,515     $(17,020,532)    $         --    $ 11,100,760

Net loss                                    --       (5,509,725)              --      (5,509,725)
Conversion of Series B
   Preferred Stock                      (2,337)              --               --              --
Conversion of notes payable
   into Common Stock                        --               --          600,000         600,000
Issuance of Series C
   Preferred Stock                     506,994               --               --         507,000
Conversion of Series C
   Preferred Stock                        (980)              --               --              --
Preferred stock dividends               25,344          (26,486)           1,109              --
Conversion penalties - Series
   C Preferred Stock                     3,737               --           32,195          35,944
Common stock issued for
   services                             99,641               --               --          99,700
Common Stock purchase
   agreements                          225,385               --          250,000         475,905
Warrants issued                        850,014         (141,750)              --         660,800
Warrants exercised                        (160)              --               --          47,464
Conversion premium-Series B
   Preferred Stock                     664,901         (665,487)              --              --
Beneficial conversion feature-
   Series C Preferred Stock            125,000         (125,000)              --              --
Beneficial conversion feature-
   Subordinated Convertible
   Promissory Notes                     42,858               --               --          42,858
Beneficial conversion feature-
   Senior Secured Convertible
   Promissory Notes                    323,360               --               --         323,360

Stock options exercised                 68,689               --            1,460          70,209
                                  ------------     ------------     ------------    ------------
Balances, August 31, 2002         $ 31,041,961     $(23,488,980)    $    884,764    $  8,454,275
                                  ============     ============     ============    ============

           See accompanying notes to consolidated financial statements

                          BESTNET COMMUNICATIONS CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED AUGUST 31, 2001

                                                PREFERRED STOCK
                                    SERIES C              SERIES B              COMMON STOCK
                               SHARES     AMOUNT     SHARES     AMOUNT      SHARES         AMOUNT
                               ------     ------     ------     ------    ----------      --------
Balances, August 31, 2000          --        --       1,000     $   5      3,403,713    $  3,404,713
Net loss                           --        --          --        --             --              --
Conversion of Series B
  Preferred Stock                                      (468)       --      3,477,400       3,477,400
Preferred stock dividends          --        --          --        --        227,265         227,265
Preferred stock conversion
  penalty                          --        --          --        --         74,431          74,431
Common stock issued for
  services                         --        --          --        --        162,000         162,000
Share exchange                     --        --          --        --      4,329,004       4,329,004
Warrants issued                    --        --          --        --             --              --
Stock options issued for
  services and software            --        --          --        --             --              --


Stock options exercised            --                    --        --             --      98,500,500
                                          -----      ------     -----     ----------    ------------
Balances, August 31, 2001          --     $  --         532     $   5     11,772,313    $ 11,772,313
                              =======     =====      ======     =====     ==========    ============

                               ADDITIONAL
                                PAID-IN         ACCUMULATED     COMMON STOCK
                                CAPITAL           DEFICIT        SUBSCRIBED          TOTAL
                              ------------     ------------     ------------     ------------

Balances, August 31, 2000     $ 26,654,638     $(13,005,722)    $         --     $ 13,652,325
Net loss                                --       (3,802,797)                       (3,802,797)
Conversion of Series B
  Preferred Stock                   (3,477)              --               --               --
Preferred stock dividends          211,786         (212,013)              --               --
Preferred stock conversion
  penalty                          121,668               --               --          121,742
Common stock issued for
  services                         453,538               --               --          453,700
Share exchange                      (4,329)              --               --               --
Warrants issued                    221,700               --               --          221,700
Stock options issued for
  services and software            355,590               --               --          355,590

                                                                                       98,500
Stock options exercised                 99           98,401               --               --
                              ------------     ------------     ------------     ------------
Balances, August 31, 2001     $ 28,109,515     $(17,020,532)    $         --     $ 11,100,760
                              ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001

                                                                 2002            2001
                                                             -----------     -----------
Operating activities:
  Loss from operations                                       $(5,509,725)    $(3,802,797)
     Less: income (loss) from discontinued operations             (5,800)         17,280
                                                             -----------     -----------
     Loss from continuing operations                          (5,503,925)     (3,820,077)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                2,277,525       1,979,975
  Gain on sale of fixed assets                                    (2,405)             --
  Non-cash transactions (See Note 11)                          1,111,760         804,232
  Changes in assets and liabilities:
     Accounts receivable                                         (54,471)        (18,373)
     Prepaid expenses and other current assets                   (35,138)        (12,761)
     Deposits and other assets                                   (77,017)         98,446
     Accounts payable and accrued expenses                       546,534         (55,213)
     Deferred revenue                                              2,947          10,460
                                                             -----------     -----------
         Net cash used in operating activities from
           continuing operations                              (1,734,190)     (1,013,311)
         Net cash provided by (used in) operating
           activities from discontinued operations                (5,644)         17,125
                                                             -----------     -----------
         Net cash used in operating activities                (1,739,834)       (996,186)
                                                             -----------     -----------
Investing activities:
  Purchase of property and equipment                            (175,404)     (1,397,693)
  Cash received from sale of property and equipment               12,650              --
  Purchase of a certificate of deposit                                --         (20,000)
  Repayment of notes receivable from related parties              15,440          21,840
                                                             -----------     -----------
         Net cash used in investing activities from
           continuing operations                                (147,314)     (1,395,853)
         Net cash (used) provided by investing activities
           from discontinued operations                              300            (842)
                                                             -----------     -----------
         Net cash used in investing activities                  (147,014)     (1,396,695)
                                                             -----------     -----------
Financing activities:
  Proceeds from issuance of convertible notes payable            900,000              --
  Principal payments on capital lease obligations                     --          (1,593)
  Proceeds from the sale of common stock                         475,905              --
  Proceeds from the issuance of Series C Preferred Stock         507,000              --
  Proceeds from the exercise of stock options                     70,209          98,500
                                                             -----------     -----------

         Net cash provided by financing activities             1,953,114          96,907
                                                             -----------     -----------

         Net increase (decrease) in cash                          66,266      (2,295,974)

Cash and cash equivalents, beginning of year                 $   285,518     $ 2,581,492
                                                             -----------     -----------

Cash and cash equivalents, end of year                       $   351,784     $   285,518
                                                             ===========     ===========

          See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

                                                       2002         2001
                                                       ----         ----
     Cash paid during the year for:

     Interest                                        $15,571        $ 36
     Taxes                                           $   453        $ 50

          See accompanying notes to consolidated financial statements.

1. ORGANIZATION

     BestNet Communications Corp., a Nevada corporation (the "Company" and formerly Wavetech International, Inc.), is currently actively pursuing the implementation of its business strategy of providing Internet application based communication services. The Company has recorded net operating losses in each of the previous ten years and does not anticipate achieving profitability until its strategy is fully implemented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Interpretel, Inc. (Interpretel), Interpretel Canada Inc., Telplex International Communications, Inc. and Bestnetravel, Inc. All significant intercompany accounts and transactions have been eliminated. During Fiscal 2002 the operations of Bestnetravel were shut down, as it was a non-profitable, non-strategic business.

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three (3) months or less when purchased (money market accounts and certificates of deposit) to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

                 Furniture and fixtures            7 years
                 Computer equipment                5 years
                 Equipment                         5 years
                 Software                          3 to 5 years

     The costs of maintenance, repairs and minor renewals are charged to expense in the year incurred. Expenditures that increase the useful lives of the asset are capitalized. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

LICENSE FEES

     Fees to license certain communications software are recorded at cost and amortized over the seven-year life of the underlying agreement. The Company evaluates the continuing carrying value of the license fees at each balance sheet date and records a write down if the carrying value has become impaired. An impairment is determined if the anticipated net cash flow attributed to the asset is less than the carrying value. The asset is then reduced to the net present value of the anticipated future cash flows. Specifically, this year, BestNet contracted with Economic Valuation Advisors, LLC, a consulting firm in the business of completing SFAS No. 144 impairment tests, among other services. Economic Valuation Advisors, LLC tested the fair value of BestNet's license agreement with Softalk, and no impairment was found due to an option in the Agreement allowing BestNet to renew the Agreement upon expiration of the original term with no additional consideration required.

     Additionally, the lack of impairment contemplates that BestNet will be successful in its ongoing arbitration with Softalk to the extent that the license with Softalk will not be effected in a negative manner as a result of the arbitration. See Note 8, Related Party Transactions, Significant Concentrations and Contingencies for further information related to the ongoing Softalk arbitration.

INCOME TAXES

     Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company maintained the majority of its cash balances in bank accounts at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of August 31, 2002, the Company had approximately $322,000 of uninsured cash.

     The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The Company does not hold or issue financial instruments for trading purposes. The Company has a note receivable with a related party bearing an interest rate equal to prime plus 1% (5.75% on August 31, 2002) which management believes approximates the current rate.

REVENUE RECOGNITION

     The Company's revenue is derived from customers' use of our applications and network on a per minute basis. Minutes are recorded and charged when used. Cost of sales includes expenses directly related to the operation and maintenance of the Company's service network. Depreciation and amortization expense are separately stated.

STOCK-BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

NET LOSS PER COMMON SHARE

     Diluted loss per share is equal to basic loss per share for all periods presented as the effect of all applicable securities (preferred stock, stock options and warrants; see Note 6) is anti-dilutive (decreases the loss per share amount).

     A reconciliation of the net loss per common share is as follows:

                                                         AUGUST 31,  AUGUST 31,
                                                           2002        2001
                                                          ------      ------
     Loss from continuing operations                      $(0.35)     $(0.43)
     Preferred stock dividends                             (0.06)      (0.02)
                                                          ------      ------
     Loss per share - continuing operations                (0.41)      (0.45)

     Loss per share - discontinued operations              (0.00)       0.00
                                                          ------      ------
     Net loss attributable to common shareholders         $(0.41)     $(0.45)
                                                          ======      ======

USE OF ESTIMATES

     Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company makes significant assumptions concerning the carrying value of the license fee, which is dependent upon future profitable operations; and the ultimate resolution of the note receivable from Softalk, an affiliate. Both of these items may be affected by the pending arbitration proceeding with Softalk, as discussed in Note 8. Related Party Transactions and Significant Concentrations, and Contingencies.

RECLASSIFICATIONS

     Certain reclassifications have been made to the August 31, 2001 financial statements to conform to the August 31, 2002 classifications.

PENDING ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, which supercedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and amends Accounting Principles Board Opinion No. 30, Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business And Extraordinary, Unusual And Infrequently Occurring Events And Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has adopted the standard and as a result completed an independent SFAS 144 review of its intangible assets by a certified valuation firm.

     In May 2002, the FASB issued SFAS No. 145, "Rescission Of FASB Statements No. 4, 44, And 64, Amendment Of FASB Statement No. 13, And Technical Corrections As Of April 2002", that, among other things, rescinded SFAS No. 4, "Reporting Gains And Losses From Extinguishment Of Debt." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishments of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company will adopt the standard at such time and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated With Exit Or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Costs Incurred In A Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. The Company will adopt the standard at such time and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

3. PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2002:

     Furniture and fixtures                                    $    16,811
     Computer equipment                                            654,355
     Software                                                    1,800,296
     Equipment                                                   1,489,618
                                                               -----------
     Total property and equipment, at cost                       3,961,080
     Less: accumulated depreciation and amortization            (2,335,732)
                                                               -----------
                                                               $ 1,625,348
                                                               ===========

     For the fiscal years ended August 31, 2002 and 2001, depreciation expense related to property and equipment equaled $334,806 and $597,868, respectively.

4. COMMITMENTS

LEASES:

     The Company has entered into non-cancelable operating lease arrangements for office space and two colocation facilities.

Future minimum lease commitments as of August 31, 2002 are as follows:

                FISCAL YEAR ENDING               OPERATING
                AUGUST 31,                        LEASES
                ----------                        ------
                 2003                            $108,343
                 2004                              90,702
                 2005                              88,521
                                                 --------
                                                 $287,566
                                                 ========

Total rent expense under operating leases in 2002 and 2001 was $159,563 and $189,805, respectively.

5. NOTES PAYABLE

Subordinated Notes Payable

     On March 8, 2002, the Company completed the private placement of two $50,000 8% Subordinated Convertible Promissory Notes due June 8, 2002 (the "Subordinated Notes"). The Subordinated Notes bear interest at the rate of 8% per annum and may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Subordinated Notes in cash, or, with the approval of the holder, by issuing shares of BestNet common stock. The holder of each note may elect to convert the amount outstanding thereunder into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal. The conversion rate is equal to seventy percent (70%) of the closing bid price of common stock on March 8, 2002, or the closing bid price of the common stock on the date a conversion request is received from the note holder, whichever is less. The beneficial conversion features of these notes resulted in a discount to the notes of $42,857, which was recorded to additional paid-in capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     Prior to year-end, the Company received conversion requests from both note holders but has not issued common shares to the note holders as of August 31, 2002 due to a pending registration statement. Accordingly, the shares that are to be issued upon registration have been included in common stock subscribed on the accompanying balance sheet. Total shares that are to be issued to the note holders upon registration are 224,784.

Senior Notes Payable

     On April 23, 2002, the Company completed a private placement of $800,000 in aggregate principal amount of 8% Senior Secured Convertible Promissory Notes due November 1, 2002 (the "Senior Notes") and five year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share. The fair value of the warrants resulted in a discount to the notes of $476,640, which has been recorded to additional paid-in capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     The Senior Notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Senior Notes in cash, or, with the approval of the holders, by issuing shares of BestNet common stock. Each holder of the notes may elect to convert the amount outstanding thereunder into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, together with any accrued but unpaid interest, of the notes, at a conversion price equal to $0.40 per share. The beneficial conversion feature associated with the notes resulted in an additional discount to the notes of $323,360, which has been recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes. The notes may be prepaid at any time, in whole or in part, without penalty.

     Prior to year-end, the Company has received conversion requests for $500,000 of the $800,000 original aggregate principal note balances. However, the Company has not issued the shares to the note holders at August 31, 2002 due to a pending registration statement. Accordingly, the shares that are to be issued upon registration have been included in common stock subscribed on the accompanying balance sheet. Total shares that are to be issued for these Senior Notes as of August 31, 2002 are 1,250,000.

     As of August 31, 2002, the principal balance and un-amortized discount related to the above notes was $300,000 and $96,875, respectively. Subsequent to August 31, 2002, the remaining outstanding Senior Notes were converted to shares of the Company's common stock.

6. STOCKHOLDERS' EQUITY

PREFERRED STOCK:

     The Company is authorized to issue up to 10,000,000 million shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

     Series B Preferred Convertible Stock: On May 1, 2000, the Company completed a $5,000,000 private placement of 1,000 shares of 6% Series B Preferred Stock. The Preferred Stock was convertible by the holder at anytime following the issuance date based on a conversion price equal to the lesser of eight dollars and seven cents ($8.07) or 80% of the average closing bid prices of the Company's common stock as reported by Bloomberg LP for the three lowest trading days of the 10 consecutive trading days immediately preceding the conversion date. The Series B Preferred Stock was redeemable at the option of the Company prior to the conversion date and after the date, on which a registration statement under the Securities Act of 1933, as amended, had been declared effective, provided the Company had given at least five days written notice.

     The Series B Preferred stockholders were entitled to receive annual cumulative dividends of $300 per share per annum, accrued daily and payable in preference and priority to any payment to any other class or series of stock of the Corporation, excluding the Series A Preferred Stock. In Fiscal 2001, a portion of these dividends was settled by the issuance of 227,265 shares of common stock.

     On September 28, 2001 the Company entered into an agreement with the holder of the Series B Preferred Stock, whereby the holder exchanged all 532 shares of Series B Preferred Stock then outstanding for 2,938,927 shares of the Company's common stock. The shares issued reflect the conversion of the outstanding Series B Preferred Stock, the conversion of the dividend that had accrued through that date, and the conversion of a $665,487 redemption premium that was due to the Series B Preferred Stockholders. In addition to the 2,938,927 shares of common stock, the former holder of the Series B Preferred Stock was issued a warrant to purchase 225,000 shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The issuance of the warrants and redemption premium resulted in a deemed dividend to the former Series B Preferred Stockholders of $141,750 and $665,487, respectively, which is reflected in the accompanying financial statements.

     Series C Preferred Convertible Stock: On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The financing consisted of 5,000 shares of Series C Preferred Stock and a Warrant to purchase 25,000 shares of common stock. The Series C Preferred Stock carries a dividend of 8%. The number of shares of Common Stock issuable upon conversion of each share of Series C Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The Conversion Price shall be (i) until 45 days from the date hereof, $2.40, and (ii) on and after 45 days from the date hereof, the lower of (x) $2.40; or (y) eighty percent (80%) of the average of the three lowest closing prices for the Common Stock on the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, the "Principal Market"), or on any securities exchange or other securities market on which the Common Stock is then being listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. The shares of Series C Preferred Stock and dividends may not be converted without the consent of the holder.

     The Company incurred issuance costs associated with the completion of the Series C Preferred Stock private placement for commission, escrow fees and legal fees totaling $90,750 resulting in net proceeds to the Company of $409,250.

     The Warrants issued to the Series C Preferred stockholders have a term of five years, are exercisable at $2.90 per share and contain a provision to adjust the purchase price in the event of certain dilutive circumstances. The holder may designate a cashless exercise of the Warrant and surrender a portion of the Warrant having an aggregate current market value equal to the aggregate exercise price at the exercise date.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $97,750. The financing consisted of 1,150 shares of Series C Preferred Stock and a five
(5) year warrant to purchase 5,750 shares of common stock at $1.19 per share. The number of shares of common stock issuable upon conversion of each share of Series C Preferred Stock is determined in the same manner as that for the October 17, 2001 Series C Preferred Stock issuance, which is described above.

     During Fiscal 2002, the Company received conversion requests for all Series C Preferred Shares. As of August 31, 2002, the Company had not issued the 99,752 common shares associated with these conversions due to a pending registration statement at year-end. Accordingly, the common shares that are to be issued upon registration have been included in common stock subscribed on the accompanying financial statements.

     The Company incurred penalties as a result of the delay in the registration and issuance of the common shares. These penalties were satisfied through the issuance of common shares subsequent to year-end. As of August 31, 2002, there were 25,756 common shares issuable to the former Series C Preferred Stockholders as a result of these penalties. The fair value of these shares has been expensed during Fiscal 2002 and is included in common stock subscribed on the accompanying financial statements.

COMMON STOCK:

     On March 14, 2002, the Company completed a one time private placement of 519,750 shares of common stock at a purchase price of $.467 per share. The sale yielded net proceeds to the Company of $225,905.

     On August 30, 2002 the Company completed a one time private placement of 264,550 shares of restricted stock at a per share price of $.945. This sale yielded the Company proceeds of $250,000. As of August 31, 2002, the Company had not issued the common shares. Accordingly, the common shares that are to be issued upon registration have been included in common stock subscribed on the accompanying financial statements.

     During Fiscal 2002, the Company issued 58,614 shares of common stock in satisfaction of services valued at $99,700. The value of the services were charged to expenses during the period incurred.

WARRANTS:

     The following summarizes Warrant activity in 2002 and 2001:

                                             NUMBER       EXERCISE PRICE
                                             ------       --------------
     Outstanding, August 31, 2000          5,543,463      $ .01 - $10.00
     Expired                                  (3,333)             $ 3.18
     Issued                                  250,000      $1.00 - $ 5.00
                                           ---------      --------------
     Outstanding, August 31, 2001          5,790,130      $ .01 - $10.00
                                           =========      ==============
     Exercised                              (160,000)
     Issued                                2,280,750      $ .50 - $ 4.00
                                           ---------      --------------
     Outstanding, August 31, 2002          7,910,880      $ .01 - $10.00
                                           =========      ==============

STOCK INCENTIVE PLAN:

     The Company is authorized to issue up to 4,600,000 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant; options have terms of up to ten years.

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

     Pro forma net loss and loss per share are as follows:

                                                                     2002           2001
                                                                 -----------    -----------
     Net loss available to common stockholders, as reported      $(6,468,448)   $(4,014,810)
     Pro forma compensation expense for stock options             (1,074,342)      (524,247)
                                                                 -----------    -----------
     Pro forma net loss available to common stockholders         $(7,542,790)   $(4,539,057)
                                                                 ===========    ===========
     Pro forma loss per share available to common stockholders   $      (.47)   $      (.50)
                                                                 ===========    ===========

     A summary of the Company's stock option activity (including non-statutory options) is as follows:

                                                                              WEIGHTED AVERAGE
                                            NUMBER OF        OPTION PRICE         EXERCISE
                                         OPTIONS GRANTED      PER SHARE       PRICE PER SHARE
                                         ---------------      ---------       ---------------
     Outstanding August 31, 2000            1,940,334        $1.00 - 8.00           1.81
     Granted                                1,735,000        $ .65 - 3.55           1.58
     Exercised                                (98,500)           1.00               1.00
     Canceled                                 (36,500)           1.00               1.00
                                              -------            ----               ----
     Outstanding August 31, 2001            3,540,334        $ .65 - 8.00           1.73
     Granted                                1,115,000        $ .73 - 1.65           1.06
     Exercised                                (62,001)       $ .73 - 1.25           1.13
     Canceled                                (355,332)       $ .73 - 4.56           1.66
                                            ---------                               ----
     Outstanding August 31, 2002            4,238,001        $ .65 - 8.00           1.57
                                            =========        ============           ====

     The remaining contractual life of options outstanding as of August 31, 2002 was 7.95 years. Options for the purchase of 2,534,666 and 1,830,333 shares were immediately exercisable on August 31, 2002 and 2001 with a weighted-average price of $1.58 and $1.84 per share.

     The weighted average fair values of stock options granted during 2002 and 2001 for which the exercise price was equal to the fair market value of the stock were $1.06 and $1.55 per share, respectively.

7. INCOME TAXES

     As of August 31, 2002, the Company has federal net operating loss carryforwards totaling approximately $20,104,000 and state net operating loss carryforwards totaling approximately $11,447,000. The federal net operating loss carryforwards expire in various amounts beginning in 2003 and ending in 2022. The state net operating loss carryforwards expire in various amounts beginning in 2003 and ending in 2008. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Additionally, the Company has capital loss carryforwards of approximately $216,000 that will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards does not appear likely.

     The income tax benefit for the years ended August 31, 2002 and 2001 is comprised of the following amounts:

                                          2002           2001
                                       -----------    -----------
           Current:                    $        --    $        --

           Deferred:
              Federal                   (1,555,000)      (976,600)
              State                       (150,000)      (108,400)
                                       -----------    -----------
                                        (1,705,000)    (1,085,000)
           Valuation Allowance           1,705,000      1,085,000
                                       -----------    -----------
                                       $        --    $        --
                                       ===========    ===========

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                           2002           2001
                                          -----          -----
          Statutory tax rate               34.0%          34.0%
          State income taxes                5.3%           5.3%
          Valuation allowance             (39.3)%        (39.3)%
                                          -----          -----
          Effective tax rate                0.0%           0.0%
                                          =====          =====

     The components of the net deferred tax assets (liabilities) are as follows:

                                                  2002            2001
                                               -----------     -----------
     Deferred tax assets (liabilities):
     Amortization of intangibles               $   655,000     $   390,000
     Property and equipment                       (102,000)        (81,000)
     Net capital loss                               85,000          85,000
     Other                                          11,000           7,000
     Net operating loss carryforward             7,440,000       5,983,000
                                               -----------     -----------
                                                 8,089,000       6,384,000
     Valuation allowance                        (8,089,000)     (6,384,000)
                                               -----------     -----------
                                               $        --     $        --
                                               ===========     ===========

     Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $8,089,000 valuation allowance as of August 31, 2002 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,705,000.

8. RELATED PARTY TRANSACTIONS, SIGNIFICANT CONCENTRATIONS AND CONTINGENCIES:

CURRENT RELATIONSHIP WITH SOFTALK

     The Company is in the business of providing communications solutions to its customers using the network infrastructure and applications it owns. Softalk, Inc. ("Softalk"), a privately-owned Ontario, Canada corporation, is a significant shareholder of the Company, has developed all of the IP telephony software now owned and utilized by the Company and has granted the Company an exclusive license for commercial accounts to the internet telephony technology on which the Company's Bestnetcall services is based. The Company's various transactions and agreements with Softalk are discussed in more detail in the following paragraphs of this Note 8. During Fiscal 2002, the Company sought to take over the infrastructure and applications it owns from Softalk's management. Although initially met with resistance, the Company proceeded under the advice and direction of legal counsel and ultimately was successful in taking over its infrastructure and applications.

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements with Softalk. In September 2002, we obtained a court order/injunction requiring Softalk to monitor and maintain our communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and, instead, responded by making allegations of its own against Bestnet in taking over its infrastructure and application. We believe Softalk's allegations are without merit. We are properly responding to Softalk's allegations and asserting our rights under our present agreements with Softalk. We have moved under our contractual agreements to resolve matters in arbitration proceedings with Softalk. During October 2002, we sought to have Softalk stop support and shut down various competitive websites, including InternetOperator.com, using BestNet proprietary intellectual property developed for BestNet by Softalk. We sought in arbitration immediate injunctive relief via the shutdown of these websites. This relief was not granted on an immediate basis due to the complexity of the issues involved and remains to be resolved as part of the overall arbitration proceedings, which are ongoing. We continue to pursue all of our rights under the agreements in place between BestNet and Softalk, and at law.

     The Company incurred expenses of approximately $600,000 and $175,000 for Fiscal 2002 and 2001, respectively, for development, network maintenance and monitoring work performed by Softalk. These expenses relate to development and maintenance services provided by Softalk, as well as royalty payments pursuant to the amended license agreement and facility rent payments. The maintenance, monitoring, and royalty expenses are included in cost of revenues, and the rent payments are included in general and administrative expenses on the accompanying income statements. The Company also capitalized a total of $163,079 related to software development performed by Softalk during Fiscal 2002. At August 31, 2002, the Company has booked $450,889 in conjunction with outstanding invoices, currently in dispute with Softalk. The Company also has a loan it granted to Softalk with a current outstanding balance of $1,508,043 as of August 31, 2002.

TRANSACTIONS WITH SOFTALK

     During 1999 and 2000, the Company entered into various license and purchase agreements with Softalk, Inc. Softalk is a developer of various Internet telephony software and technology. A termination of the Softalk agreements could cause a delay in the Company's operations, which could ultimately affect operating results.

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

AMENDMENT NO. 1 TO RESTATED LICENSE AGREEMENT

     On October 25, 1999, the Company and Softalk further amended their restated license agreement to grant the Company and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants the Company a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, the Company issued to Softalk five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued was capitalized to the license agreement equaling $154,000. In October 2002, the Company filed an S-2 registration statement for the shares underlying these warrants.

     For Fiscal 2002 and 2001, amortization expense to the license agreement was $50,567 and $50,582, respectively.

     The Board of Directors of the Company appointed two Softalk representatives to the Board subsequent to the execution of the License Agreement. As of August 31, 2002, Softalk had no representatives on BestNet's Board as Mr. C. Alexander Lang resigned from the Board on September 12, 2001.

PURCHASE AGREEMENT

     On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc., entered into an agreement to purchase certain assets of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). The purchase agreement provided for the acquisition from Softalk of equipment, basic software applications, existing Softalk beta accounts, certain contracts, rights under or pursuant to warranties, representations and guarantees made by suppliers in connection with the beta accounts. The equipment, software, and beta accounts are all based on proprietary Internet telephony technology patented by Softalk and licensed to the Company. Under the terms of the purchase agreement, Softalk also granted the Company a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents.

     At August 31, 2000, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts equal to $9,320,768 and $679,232, respectively. Amortization expense relating to the license agreement equaled $1,331,538 and $1,331,538 at August 31, 2002 and August 31, 2001 respectively.

     On May 1, 2000, as part of the private placement of Series B Convertible Preferred Stock, Softalk agreed not to sell, offer, transfer or exchange the Interpretel (Canada) shares until May 1, 2001, unless Softalk is given consent to do so by the investor involved in the private placement. Such consent was obtained in connection with Softalk's exchange of Interpretel shares for BestNet common stock. On December 1, 2000, Softalk assigned the common shares it held as collateral against the outstanding loan balance owed to BestNet. This assignment was for a period of one (1) year from November 10, 2000 or until such time as the asset value of Softalk was determined to be at least $20 Million USD, whichever occurred first.

PRODUCT DEVELOPMENT AGREEMENT

     Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to develop the software for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. Total consideration given for the agreement is $500,000, which was paid in advance in the form of a retainer. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, then the Company has agreed to compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement will be compensated at the rate of $100 per person per hour.

LOAN FACILITY

     On August 6, 1999, the Company entered into a loan facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock, which may be issued to the

Company for repayment of the full $2 million, would be equal to ten percent (10%) of the value of Softalk at the time of repayment.

     In the event Softalk does not require the full $2 million loan from the Company, any amounts advanced to Softalk may be converted to Softalk shares on a pro rata basis. As of August 31, 2002, the outstanding balance of the loan was $1,508,043. The loan is due and callable at any time by the Company. A portion of the loan balance, $5,280, was used in Fiscal 2002 to compensate Softalk for development work it performed for the Company, as agreed to by Softalk.

     As of August 31, 2002, total amounts due to Softalk included in accounts payable totaled $450,889, the majority of which was for development work.

NOTE RECEIVABLE RELATED PARTY

     On September 1, 2000, the Company loaned $10,160 to Kelvin Wilbore, Vice President and Director of the Company. The loan was made pursuant to an unsecured promissory note that is due and payable September 1, 2003 and bears interest at the rate of 8.50% per annum. During Fiscal 2002 this loan was forgiven in lieu of a salary increase then due.

9. DISCONTINUED OPERATIONS

On June 10, 2002, the Company made a decision to exit the travel business. On this date, the Company sold the remaining assets of Bestnetravel for $300 and ceased operations in the travel business segment. The disposal of the Bestnetravel operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been reclassified as discontinued and prior periods have been restated to reflect these changes.

Net sales and income from the discontinued operation are as follows:

                                                            August 31,
                                                         2002        2001
                                                       --------    --------
     Net sales                                         $ 36,715    $132,645
                                                       --------    --------

     Income (loss) from discontinued operations          (5,468)     17,280
     Gain on disposal of business segment                  (332)         --
                                                       --------    --------
     Loss from discontinued operation                  $ (5,800)   $ 17,280
                                                       ========    ========

10. RETIREMENT PLAN

     Effective June 1, 2000, the Company adopted a 401(k) retirement plan. Employees are eligible to participate in the plan after 60 days of service. Salary deferral may range from 1% to 18%. The Company matches 5% of the amounts deferred by the employees, up to 5% of an employee's annual compensation. 50% of the matched amount is vested after the employees' first year of service. The remaining 50% of the matched amount is vested after the employees' second year of service. The Company matched contributions totaling $12,275.14 and $5,687.33 for the years ended August 31, 2002 and 2001, respectively.

11. STATEMENTS OF CASH FLOWS

     During Fiscal 2002 and 2001, the Company recognized operating, investing, and financing activities that affected assets and stockholders' equity and the statement of operations, but did not result in cash receipts or payments.

For  Fiscal  2002,  these  non-cash  investing  and  financing   activities  are
summarized as follows:

                                                                       AMOUNT
                                                                       ------
The Company issued 10,783 shares of common stock in satisfaction
  of its Series B Preferred Stock dividends.                         $    12,253

The Company recorded a dividend for a redemption premium granted to holders of Series B Preferred Stock. This premium was
  granted as an incentive for the former Series B Preferred
  Stockholders to convert all outstanding Series B Preferred
  Stock to shares of the Company's Common Stock. The Premium was satisfied through the issuance of additional Common Shares upon
  the conversion.                                                        665,487

In conjunction with the conversion of Series B Preferred Stock
  (as discussed above), the Company also granted the former
  Series B Preferred Stockholders three-year warrants to purchase up to 450,000 shares of the Company's common stock; 225,000 of which have an exercise price of $3.00, 225,000 of which have an exercise price of $4.00. The fair value of the warrants has been reflected as a dividend to the former Series B Preferred
  Stockholders.                                                          141,750

The Company issued 25,713 shares of common stock in payment of
  its Series C Preferred Stock dividends.                                 14,233

During Fiscal 2002, the Company deferred interest earned on the note receivable from Softalk, an affiliate due to the past due status of the note and the current arbitration with Softalk.
  See Note 8 for additional information related to the Company's
  relationship and transactions with Softalk.                            124,043

During 2002, the Company issued 160,000 shares of common stock
  for the exercise of a warrant.                                             160

The Company recorded a dividend to the holders of Series C
  Preferred Stock at the time of issuance, related to the
  beneficial conversion feature inherent to the Series C
  Preferred Stock.                                                       125,000
                                                                       ---------
    TOTAL NON-CASH TRANSACTIONS - INVESTING AND FINANCING ACTIVITIES   1,082,926
                                                                       =========

For Fiscal 2002, these non-cash operating and financing activities are as follows:

During Fiscal 2002, the Company issued a total of 58,614 shares of common stock in lieu of payment for services performed
  for the Company.                                                     $  99,700

The Company issued 11,912 shares of its common stock and has
  25,756 shares of common stock subscribed related to conversion
  penalties incurred on its Series C Preferred Stock.                     35,944

In conjunction with the issuance $100,000 of aggregate principal of
  Subordinated Notes Payable, the Company recognized a discount of
  $42,858 related to a beneficial conversion feature inherent to the notes. As of August 31, 2002, all $42,858 has been recognized as interest expense. See Note 5, Notes Payable for further
  information.                                                            42,858

In conjunction with the issuance of $800,000 of aggregate principal of Senior Notes Payable, the Company recognized a discount of
  $323,360 related to a beneficial conversion feature inherent to the notes. As of August 31, 2002, $284,203 of this total discount has been recognized as interest expense. See Note 5, Notes Payable
  for further information.                                               284,203

In conjunction with the issuance of $800,000 of aggregate principal of Senior Notes Payable, the Company recognized a discount of
  $476,640 related to warrants that were issued with the notes.
  As of August 31, 2002, $418,922 of this total discount has been recognized as interest expense. See Note 5, Notes Payable for
  further information.                                                   418,922

Throughout Fiscal 2002, the Company issued warrants to various consultants and advisors; the aggregate fair value of these
  warrants is $231,624                                                  231,624

During Fiscal 2002, the Company earned interest income on its certificate of deposit that was not received in cash as of
  August 31, 2002.                                                       (1,491)
                                                                    -----------
    TOTAL NON-CASH TRANSACTIONS FROM OPERATING ACTIVITIES           $ 1,111,760
                                                                    ===========

For Fiscal 2001, these non-cash investing and financing activities are as follows:

The Company issued 227,265 shares of common stock in payment
  of its Series B Preferred Stock dividend.                         $   212,013
                                                                    ===========

For Fiscal 2001, these non-cash operating and financing activities are as follows:

On January 11, 2001, the Company issued options to purchase an aggregate of 500,000 shares of common stock of the Company in consideration for product customization services. The options vest, if ever, equally over a three-year period. The fair value of the options was $185,000, of which, $176,627 was capitalized
  as software development.                                          $     8,373

On April 23, 2001, the Company issued options to purchase an aggregate of 400,000 shares of common stock of the Company in consideration for telecommunication and marketing. The options vest, if ever, over a three-year period. The fair value of the
  options was expensed in general and administrative expenses.          168,000

On April 24, 2001 Company issued five-year warrants to purchase up to 200,000 shares of the Company's common stock; 100,000 of which have an exercise price of $1.00 per share, 100,000 have an exercise price of $3.00 per share. Of the 200,0000 warrants,
  100,000 vest immediately and the remaining 100,000, vest if ever, upon the holder promoting the Company's internet telephony products in certain markets. The fair value of the warrants
  expensed equaled $72,000.                                              72,000

On August 24, 2001, the Company issued five year warrants to purchase 50,000 shares of the Company's common stock; 30,000 of which have an exercise price of $3.05 per share, 10,000 have an exercise price of $4.00 per share, and 10,000 have an exercise price of $5.00 per share. The fair value of the warrants expensed
  equaled $149,700.                                                     149,700

The Company earned interest income on its certificate of deposit,
  which is not included in our ending cash balance.                      (1,283)

During Fiscal 2001, the Company issued 74,431 shares of its common
  stock in satisfaction of penalties related to Preferred Stock.        121,742

During Fiscal 2001, the Company issued a total of 162,000 shares of its common stock for payment of services provided for the
  Company throughout the year. The total expense incurred as a result of these issuances is $285,700 and is included in general and administrative expenses in the accompanying financial
  statements.                                                           285,700
                                                                      ---------
    TOTAL NON-CASH TRANSACTIONS FROM OPERATING ACTIVITIES             $ 804,232
                                                                      =========

12. SUBSEQUENT EVENTS

     On October 16, 2002, the Company sought to register, in an S-2 registration statement, the resale of shares underlying outstanding convertible promissory notes and convertible Series C Preferred Stock. The most significant amounts included 2,000,000 shares for 8% Senior Secured Convertible Promissory Notes. The filing has been accepted by the SEC.

     On October 29, 2002, the Company sought to register, in an S-2 registration statement, the resale of shares underlying outstanding warrants. The registration included 6,141,753 shares underlying the warrants. The most significant amounts included 5,246,753 due Softalk based on rights granted to BestNet under Amendment No. 1 to the Amended and Restated License Agreement. The filing is still pending with the SEC.

     On September 26, 2002, the Company entered into a Note and Warrant purchase agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The 1-year term debt carries an interest rate of 6% and is convertible to equity at the share price of $1.00. In addition, a warrant to purchase an additional share of the Company's stock at $1.50 was issued per $2.00 invested.

     Subsequent to the year end, all shares in common stock subscribed have been issued. Additionally, the other holders of Senior Secured Promissory notes elected to convert, resulting in the issuance of 750,000 common shares.

     On November 1, 2002, Gerald I. Quinn resigned as Chairman of BestNet's Board of Directors and he also resigned as a Director. On November 1, 2002, Gerald I. Quinn was granted 60,000 stock options for past services. These options have an exercise price of $1.29. Robert A. Blanchard was appointed Acting Chairman and Paul H. Jachim was appointed Director. Additional outside, independent directors are currently pending approval by the Board. The Company is seeking a total of 3 independent directors and two employee directors.

13. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in Fiscal 2003 and prior to achieving break even. Management has been successful in obtaining bridge financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning our directors and executive officers as of November 7, 2002, is set forth below:

             NAME              AGE         POSITION HELD WITH COMPANY
             ----              ---         --------------------------
     Robert A. Blanchard        47      Acting Chairman, President, Chief
                                        Executive Officer and Director
     Paul H. Jachim             44      Chief Financial Officer, Chief
                                        Operating Officer and Director
     Herman Haenert             63      Director

     ROBERT A. BLANCHARD was named President and Chief Executive Officer of the Company, on August 20, 2001, and was elected to the board of directors of the Company on July 25, 2002. From July 1999 to August, 2001, Mr. Blanchard was President and Chief Operating Officer of ProNet Global, Inc., a privately-held corporation dedicated to world-wide strategic growth and support of independent business owners affiliated with Quixtar, a leading e-commerce organization. Through ProNet, Mr. Blanchard was President and CEO of the e-Alliance, a
worldwide strategic alliance of marketing organizations and strategic partnerships representing approximately $2 billion in annual sales. From 1998 to 1999, Mr. Blanchard was Vice President of Strategy and Business Development for Reliable Energy, Inc., a management-consulting firm for commercial and industrial users of natural gas and electricity. From 1997 to 1998, Mr. Blanchard has also served as Corporate Director for US Xchange, LLC, a facilities based provider of competitive telecommunications services (CLEC), Director of Administration for W.K. Kellogg Foundation from 1994 to 1997 and Director of North America for Amway Corporation. Robert holds a MBA from Northwestern University and Baccalaureate from Central Michigan University.

     PAUL H. JACHIM was named Chief Financial Officer and Chief Operating Officer on December 1, 2001. Mr. Jachim's background includes extensive and diverse operations experience in technology, service, industrial and consumer product companies. From November 1, 2000 through November 1, 2001, Mr. Jachim was President and COO of Pacific TelCom, a unified communication solution provider and co-owner of a communication network across North America. Beginning in 1997, prior to joining Pacific TelCom, as President and CEO, he led the successful creation and launch of Spectra Service Inc., a supply chain service subsidiary of Union Camp Corporation now International Paper, Memphis, Tennessee. From 1995 until 1997, as Director of Service Operations, Mr. Jachim started up a North American network of supply chain management facilities for Menasha Corporation, Neenah, Wisconsin. Prior to joining Menasha Corporation he held various positions with Procter & Gamble, Cincinnati, Ohio. His education consists of a Bachelors Degree in Engineering and an MBA from Kellogg Graduate School of Management, Northwestern University.

     HERMAN HAENERT has served as director of the Company since March 2001. Mr. Haenert was the founder and past president of Rockford, Illinois-based Wholesale Veterinary Supply Inc., a company acquired by ConAgra. During his 22 years at Rockford, the Company grew to $100,000,000 in annual revenues. Mr. Haenert was a founding member of St. Joseph, Missouri based Agri Laboratories and currently serves as Vice President, Business Development. He has been with Agri Laboratories for the past 5 years. He is past president and Chairman of the American Veterinary Distributing Association.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires BestNet's directors and officers, and persons who own more than 10% of a registered class of BestNet's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish BestNet with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received by BestNet during the fiscal year ended August 31, 2002, except as set forth below, BestNet believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the common stock of BestNet complied with all Section 16(a) filing requirements during such fiscal year. Alexander Chris Lang, a former director of BestNet, failed to timely file a Form 4 reporting the disposition of shares of common stock in 15 transactions in February 2002, a Form 4 reporting the disposition of shares of common stock in one transaction in March 2002, a Form 4 reporting the disposition of shares of common stock in 24 transactions in May 2002, a Form 4 reporting the disposition of shares of common stock in 43 transactions in June 2002 and a Form 4 reporting the disposition of shares of common stock in five transactions in July 2002. The late reporting was made on Form 4 as filed with the SEC on or about October 4, 2002. In making these disclosures, BestNet has relied solely on written representations of its directors and executive officers, and copies of the reports that were filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for services rendered to us for the fiscal years ended August 31, 2002, 2001 and 2000 by our Chief Executive Officer and our other employee whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers"). None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                              -------------------------------------    -------------------------------------------------
                                                                               AWARDS                    PAYOUTS
                                                                       -----------------------    ----------------------
                                                       OTHER ANNUAL                 SECURITIES
                                                           BONUS       RESTRICTED   UNDERLYING     LTIP       ALL OTHER
      NAME AND                                         COMPENSATION       STOCK      OPTIONS/     PAYOUTS   COMPENSATION
 PRINCIPAL POSITION    YEAR   SALARY ($)   BONUS ($)        ($)        AWARDS ($)    SARS ($)       ($)        ($)(1)
 ------------------    ----   ----------   ---------        ---        ----------    --------       ---        ------
Robert A. Blanchard    2002    $190,000       $ 0           $ 0            -0-        200,000
President and CEO      2001    $  7,308       $ 0           $ 0            -0-        475,000       -0-         -0-
(2)(3)(6)

Paul H. Jachim         2002     123,750       $ 0           $ 0            -0-        560,000       -0-         -0-
CFO and COO            2001      --            --            --             --             --       -0-         -0-
(4)(5)(6)

----------
(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.
(2) Mr. Blanchard was appointed President and CEO of the Company on August 20, 2001. Mr. Blanchard's annual salary is $190,000.
(3) On June 19, 2001, Mr. Blanchard was granted options to purchase 500,000 shares, at a per share exercise price of $2.90, 25,000 of which were subsequently cancelled. These shares vest, if ever, over a three year period. On February 22, 2002, Mr. Blanchard was granted options to purchase 200,000 shares, at a per share price of $.73. These shares vest, if ever, based on performance, over a three-year period.
(4) Mr. Jachim was appointed Chief Operating and Chief Financial Officer of the Company on December 1, 2001. His annual salary is $165,000.
(5) On December 1, 2001, Mr. Jachim was granted options to purchase an aggregate of 400,000 shares of our common stock at a per share exercise price of $1.55 per share. These shares vest, if ever, based on performance, over a three-year period. On February 22, 2002, Mr. Jachim was granted 160,000 options to purchase shares of stock at $.73. These shares vest, if ever, based on performance, over a three-year period.
(6) Messrs. Blanchard and Jachim are entitled to receive non-cash based incentive compensation for the achievement of certain performance objectives in Fiscal 2002. The amount of such compensation is not calculable at this time.

     The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of those options.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                          NUMBER OF
                         SECURITIES      PERCENT OF TOTAL
                         UNDERLYING      OPTIONS GRANTED
                           OPTIONS       TO EMPLOYEES IN     EXERCISE OR BASE
         NAME          GRANTED (#)(1)      FISCAL YEAR         PRICE ($/SH)       EXPIRATION DATE
         ----          --------------      -----------         ------------       ---------------
Robert A. Blanchard        200,000            17.94%               $.73            June 19, 2004
Paul H. Jachim             560,000            50.22%            $1.55/$.73        December 1, 2004

----------
(1) Except as otherwise indicated, all of the options vest and become exercisable as follows: based on achievement of business objectives as approved by the Board of Directors. As a result of the current transition in BestNet's Board of Directors, a decision on Mr. Blanchard's and Mr. Jachim's 2002 options is being deferred until the transition is complete.
(2) The hypothetical present value of the options at the date of grant was determined using the Black-Scholes option pricing model. The Black-Scholes model estimates the present value of an option by considering a number of factors, including the exercise price of the option, the time it is expected to be outstanding, and interest rates. The Black-Scholes values were calculated using the following assumptions: (a) risk-free interest rate of 5.60%; (b) a dividend yield of 0.00%; (c) an expected life of the option after vesting of 2-3 years; and (d) an expected volatility factor of the expected market price of the Company's stock range between $.776 to $2.682.

     The following table represents certain information respecting the options held by the Named Executive Officers as of August 31, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                            VALUE OF
                                                                                           UNEXERCISED
                                                                NUMBER OF SECURITIES      IN-THE-MONEY
                                                               UNDERLYING UNEXERCISED      OPTIONS AT
                           SHARES                                OPTIONS AT FY-END         FY-END ($)
                        ACQUIRED ON                              (#) EXERCISABLE/         EXERCISABLE/
       NAME             EXERCISE (#)     REALIZED VALUE ($)        UNEXERCISABLE        UNEXERCISABLE(1)
       ----             ------------     ------------------        -------------        ----------------
Robert A. Blanchard         -0-                 $-0-              75,000/275,000        $16,500/$16,500
Paul H. Jachim              -0-                 $-0-              80,000/240,000        $13,200/$13,200

----------
(1) Calculated based on $1.06, which was the closing sales price of our common stock as quoted on the OTC Bulletin Board on November 7, 2002, multiplied by the number of applicable shares in-the-money less the total exercise price.

EMPLOYMENT AGREEMENTS

     On August 3, 2001, we entered into an employment agreement with Robert A. Blanchard, our President and Chief Executive Officer, for a three-year term expiring on August 20, 2004. Under Mr. Blanchard's employment agreement, he is to receive a base salary of $190,000, and is entitled to participate in our stock option plans and our other generally available benefit programs. Upon execution of the employment agreement, Mr. Blanchard also was granted options to purchase an aggregate of 500,000 shares of our common stock subject to the following vesting terms: (a) 25,000 shares were subject to the achievement of certain specified performance goals set at the mutual agreement of BestNet and Mr. Blanchard, which were achieved, (b) 25,000 shares were due to vest on January 1, 2002, provided Mr. Blanchard successfully completed financing transactions initiated by Mr. Blanchard that yielded net proceeds to BestNet of $3,000,000, and (c) 450,000 shares vest in one-third increments over a three-year period commencing one year from the date of grant.

     Mr. Blanchard's employment agreement provides that should we terminate his employment without cause, or should Mr. Blanchard terminate his employment agreement for good reason, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period of twelve months. Mr. Blanchard also will be entitled to exercise any options that were vested as of the date of termination for a period of six months thereafter. If Mr. Blanchard's employment is terminated without cause following a change in control of BestNet (as defined in the employment agreement), he will receive an amount equal to his then effective annual base salary, which will be payable over a period of six months following such termination date. If Mr. Blanchard terminates his employment agreement without good reason, he will not receive any severance benefits.

     Under Mr. Blanchard's employment agreement, he has agreed not to compete against us after the termination of his employment agreement for a period of twelve months after the effective date of such termination. This twelve-month noncompete period is extended by the number of days included in any period of time during which Mr. Blanchard is or was engaged in activities constituting a breach of the noncompete provisions in his employment agreement.

     On December 1, 2001, we entered into an employment agreement with Paul H. Jachim to become our Chief Operating Officer for a three-year term expiring December 1, 2004. Under Mr. Jachim's employment agreement, he is to receive an annual base salary of $165,000, and is entitled to participate in our stock option plans and our other generally available benefit programs. Upon execution of the employment agreement, Mr. Jachim also was granted options to purchase an aggregate of 400,000 shares of our common stock subject to the following vesting terms: (a) 20,000 shares were subject to the achievement of certain specified performance goals set at the mutual agreement of BestNet and Mr. Jachim, which were achieved, (b) 20,000 shares were due to vest on January 1, 2002, provided Mr. Jachim successfully established network and operations processes and procedures that were, in the opinion of our President and Chief Executive Officer, sufficient to successfully serve customers of BestNet ,and (c) 360,000 shares vest in one-third increments over a three-year period commencing one year from the date of grant.

     Mr. Jachim's employment agreement provides that should we terminate his employment without cause, or should Mr. Jachim terminate his employment agreement for good reason, he will receive his then effective base salary and other benefits provided by the employment agreement immediately following the effective date of termination of employment for a period of twelve months. Mr. Jachim also will be entitled to exercise any options that were vested as of the date of termination for a period of six months thereafter. If Mr. Jachim's employment is terminated without cause following a change in control of BestNet (as defined in the employment agreement), he will receive an amount equal to his then effective annual base salary, which will be payable over a period of six months following such termination date. If Mr. Jachim terminates his employment agreement without good reason, he will not receive any severance benefits.

     Under Mr. Jachim's employment agreement, he has agreed not to compete against us after the termination of his employment agreement for a period of twelve months after the effective date of such termination. This twelve-month noncompete period is extended by the number of days included in any period of time during which Mr. Jachim is or was engaged in activities constituting a breach of the noncompete provisions in his employment agreement.

     Both Messrs. Blanchard and Jachim were entitled to receive incentive compensation for the achievement of certain performance objectives during Fiscal 2002, but have elected to defer the determination of the amount and receipt of such compensation until such time as the composition of the Company's board of directors includes additional outside independent directors.

     During Fiscal 2002, Ms. Ros Atan on September 10, 2001 and Mr. Alexander Chris Lang on September 13, 2001 ended their respective consulting agreements with BestNet.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings. In addition, per approval of the Board of Directors on July 17, 2000, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. Board members serving on our Audit Committee receive an additional option to purchase 5,000 shares of common stock per year of service on the Audit Committee. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 7, 2002, certain information with regard to the beneficial ownership of our common stock by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the Named Executive Officers and
(iv) all of our officers and directors as a group:

          NAME AND ADDRESS              AMOUNT AND NATURE             PERCENT
      OF BENEFICIAL OWNER (1)       OF BENEFICIAL OWNER (2)(3)      OF CLASS (3)
      -----------------------       --------------------------      ------------

Robert A. Blanchard                           75,000                    .39%

Paul H. Jachim                                80,000                    .42%

Herman Haenert                               111,700                    .58%

Anthony Silverman                          2,164,550                  10.84%

Cedar Avenue LLC
c/o Citco Trustees
Cayman LTD
P.O. Box 31106 SMB
Grand Cayman Cayman, BVT                   4,032,634                  20.67%

Alexander Christopher Lang
c/o Softalk, Inc.
370 Queens Quay West
Toronto, Ontario Canada, M5V3J3            9,871,753(4)               39.60%

All directors and executive
officers as a group (3 persons)              266,700                   1.38%

----------
(1) Unless otherwise noted, the address of each holder is 5075 Cascade Rd. SE, Suite K, Grand Rapids, Michigan 49546.
(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 7, 2002 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3) The amounts and percentages in the table are based upon 19,059,839 shares of Common Stock outstanding as of November 7, 2002.
(4) Includes 4,000,000 shares of common stock, shares underlying warrants to purchase 5,246,753 shares of common stock held by Softalk, and shares underlying vested options to purchase 625,000 shares of common stock held by Softalk. Mr. Lang has sole voting and dispositive power over such shares. Under SEC rules and regulations, Mr. Lang is deemed to beneficially own such shares.

EQUITY COMPENSATION PLAN

     The following table represents securities authorized for issuance under equity compensation plans at August 31, 2002.

                           EQUITY COMPENSATION PLAN(1)

                               NUMBER OF SECURITIES                             NUMBER OF SECURITIES
                                TO BE ISSUED UPON       WEIGHTED AVERAGE        REMAINING AVAILABLE
                                   EXERCISE OF         EXERCISE PRICE OF            FOR FUTURE
                               OUTSTANDING OPTIONS    OUTSTANDING OPTIONS       ISSUANCE UNDER PLAN
                               -------------------    -------------------       -------------------
Equity compensation plan
approved by stockholders:           4,238,001               $1.568                   5,152,283

Equity compensation plan not
approved by stockholders:                  -0-              $  -0-                         -0-
                                    ---------               ------                   ---------
TOTAL                               4,238,001               $1.568                   5,152,283
                                    =========               ======                   =========

----------
(1) We maintain a 2000 Stock Incentive Plan under which we have issued 2,693,948 shares of our common stock to our employees, and currently have 2,306,052 shares of common stock available for future issuance. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which was have issued 1,866,665 shares of our common stock to our employees, and currently have 2,733,335 shares of common stock available of future issuance. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan also is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     For a description of our 1997 and 2000 Stock  Incentive  Plans,  please see
the  description  set  forth  in  footnote  5  of  our  Consolidated   Financial
Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 and 2000, the Company entered into various license and purchase agreements with Softalk. Those agreements are described below. Softalk is a developer of certain Internet telephony software and a major shareholder of BestNet.

ORIGINAL AND RESTATED LICENSE AGREEMENT

     On April 23, 1999, we entered into a license agreement with Softalk granting us and our subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts. On July 31, 1999, the original license agreement was restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, we agreed to pay Softalk an amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis.

AMENDMENT NO. 1 TO RESTATED LICENSE AGREEMENT

     On October 25, 1999, we amended our restated license agreement to grant us and our subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants us a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, we issued to Softalk five-year warrants to purchase up to 5,246,753 shares of our common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued was capitalized to the license agreement equaling $154,000. Mr. Christopher Lang, a former director of the Company, is a principal shareholder, officer and director of Softalk.

PURCHASE AGREEMENT

     On November 13, 1999, we, through our subsidiary Interpretel (Canada) Inc., purchased all existing products and accounts of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). Under this agreement, Softalk granted to us a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents.

     On November 10, 2000, Softalk exercised its exchange rights under the purchase agreement, resulting in the issuance of 4,000,000 restricted shares of BestNet common stock in exchange for a like number of shares of Class A non-voting preferred stock of Interpretel (Canada).

PRODUCT DEVELOPMENT AGREEMENT

     Effective June 14, 2000, we entered into a product development agreement with Softalk. The agreement engages Softalk to develop software for us and enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. The term of the agreement was for a period of one year. Total consideration given for the agreement was $500,000. In addition, if the work performed under the agreement exceeded the retainer as calculated at the rate of $70 per person per hour, then we agreed to compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement were to be compensated at the rate of $100 per person per hour.

LOAN FACILITY

     On August 6, 1999, we entered into a loan facility agreement with Softalk, Inc. Under the facility, we agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock issuable to the Company in repayment of the full $2 million would equal ten percent (10%) of the value of Softalk at the time of repayment. As of August 31, 2002, the amount outstanding under this facility was $1,508,043.

     All future transactions between us and our officers, directors, and principal stockholders are expected to be on terms no less favorable to us than could be obtained from unaffiliated persons and will require the approval of our independent directors.

OTHER

Effective November 1, 2002, Gerald I. Quinn resigned as both Chairman and Director of BestNet. During Fiscal 2002, Mr. Quinn received a salary of $85,000 along with other Company benefits including health care and life insurance. On November 1, 2002, Mr. Quinn was also granted 60,000 shares of common stock at a per share exercise price of $1.29 for his past service on BestNet's Board of Directors.
                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) the financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(a)(2) Exhibits

       NUMBER                             DESCRIPTION OF FILING                              METHOD
       ------                             ---------------------                              ------
         3.1     Articles of Incorporation, as originally filed with the Nevada
                 Secretary of State on February 19, 1998, and as amended to date               (1)

         3.2     Bylaws of Wavetech International, Inc.                                        (1)

          4      2000 Incentive Stock Plan                                                     (2)

         4.1     Certificate of Designations, Rights, Preferences and Limitations of
                 the Series B Convertible Preferred Stock                                      (3)

         4.2     Form of warrant issued to Equity Securities Investment, Inc.                  (4)

         4.4     Form of warrant issued to Thomson Kernaghan & Co. Limited as Placement
                 Agent                                                                         (5)

         4.5     Certificate of Designations, Rights, Preferences and Limitations of
                 the Series C 8% Cumulative Convertible Preferred Stock                        (6)

         4.6     Form of warrant issued to Berni Holdings, S.A.                                (7)

         4.7     Form of warrant issued to Anthony Silverman                                    *

         4.8     Form of warrant issued to Cedar Avenue LLC                                     *

         4.9     Form of warrant issued to ComHoldings Ventures, LLC                            *

        4.10     Financial Public Relations Agreement between BestNet and  Liolios
                 Group, Inc. dated June 1, 2002 (reflecting terms of warrant issued to
                 Liolios)                                                                       *

        4.11     Form of warrant issued to Robert C. Caylor                                     *

        10.1     Securities Purchase Agreement between Wavetech and Cedar Avenue LLC
                 dated May 1, 2000                                                             (8)

        10.2     Registration Rights Agreement between Wavetech, Cedar Avenue LLC and
                 Thomson Kernighan & Co. Limited dated May 1, 2002                             (9)

        10.3     Common Stock Purchase Agreement between BestNet and Anthony
                 Silverman dated August 30, 2002                                                *

        10.4     Form of Note and Warrant Purchase Agreement between BestNet and
                 various investors, dated April 23, 2002 (including exhibits)                  (10)

        10.5     Product Customization Agreement                                               (11)

        10.6     Purchase Agreement by and among Softalk, Inc., Interpretel (Canada)
                 Inc. and Wavetech International, Inc. dated October 25, 1999                  (12)

        10.7     Amendment No. 1 to Amended and Restated License Agreement                     (12)

        10.8     Amended and Restated License Agreement                                        (12)

        10.9     Share Exchange Agreement by and among Wavetech International, Inc.,
                 Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999           (12)

        10.10    Form of Note and Warrant Purchase Agreement between BestNet and Equity
                 Securities Investment, Inc.                                                   (13)

        10.11    Securities Purchase Agreement between BestNet and Laurus Master Fund,
                 Ltd.                                                                          (14)

        10.12    Employment Agreement dated August 3, 2001, between BestNet and Robert
                 A. Blanchard                                                                   *

        10.13    Employment Agreement dated November 21, 2001, between BestNet and Paul
                 H. Jachim                                                                      *

        10.14    Lease Agreement, dated December 1, 2001, by and between 5075 Cascade
                 Road, LLC and BestNet                                                          *

         21      Subsidiaries of the Registrant                                                 *

         23      Consent of Semple & Cooper                                                     *

        99.1     Section 906 Certification of Robert A. Blanchard and Paul H. Jachim            *

*    Filed herewith

(1) Incorporated by reference to the like numbered exhibit to Form 10-Q for the quarter ended February 28, 1998.

(2) Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.

(3) Incorporated by reference to exhibit 4 to Form 8-K filed on May 16, 2000 (the "May 2000 Form 8-K").

(4)  Incorporated by reference to exhibit 10.2 to the May 2000 Form 8-K.

(5)  Incorporated by reference to exhibit 10.1 to the May 2002 Form 8-K.

(6) Incorporated by reference to exhibit 4.2 to Form S-2 Registration Statement (File No. 333-73870).

(7) Incorporated by reference to exhibit 4.1 to Form S-2 Registration Statement (File No. 333-89848).

(8)  Incorporated by reference to exhibit 10.4 to the May 2000 Form 8-K.

(9)  Incorporated by reference to exhibit 10.3 to the May 2000 Form 8-K.

(10) Incorporated by reference to exhibit 10.1 to Form S-2 Registration Statement (File No. 333-89848.

(11) Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.

(12) Incorporated by reference to the Form 10-K for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-K for the year ended August 31, 1999.

(13) Incorporated by reference to exhibit 10.1 to Form S-2 Registration Statement (File No. 333-89848).

(14) Incorporated by reference to exhibit 10.1 to Form S-2 Registration Statement (File No. 333-73870).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BESTNET COMMUNICATIONS CORP.


Date: November 27, 2002                  By: /s/ ROBERT A. BLANCHARD
                                             -----------------------------------
                                             Name:  Robert A. Blanchard
                                             Title: President & CEO

     The officers and directors of BestNet Communications Corp. whose signatures appear below, hereby constitute and appoint Robert A. Blanchard and Paul H. Jachim as their true and lawful attorneys-in-fact and agents, with full power of substitution, with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Form 10-KSB, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ROBERT A. BLANCHARD                              Date: November 27, 2002
    -------------------------------------------------
    Robert A. Blanchard, President,
    Chief Executive Officer, Acting Chairman
    and Director (Principal Executive Officer)


By: /s/ PAUL H. JACHIM                                   Date: November 27, 2002
    -------------------------------------------------
    Paul H. Jachim, Chief Financial Officer, Chief
    Operating Officer and Director
    (Principal Financial Officer)


By: /s/ HERMAN HAENERT                                   Date: November 27, 2002
    -------------------------------------------------
    Herman Haenert, Director

                                 ACKNOWLEDGEMENT

     I, Robert A. Blanchard, President and Chief Executive Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002 (the "Report");

     (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods represented in the Report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others with these entities, particularly during the period in which this Report is being prepared;

          (b) have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

          (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, of the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation;
          including any correction actions with regard to significant deficiencies and material weaknesses.

Dated: November 27, 2002

By: /s/ ROBERT A. BLANCHARD
    -------------------------------------
    Robert A. Blanchard
    President and Chief Executive Officer

                                 ACKNOWLEDGEMENT



     I, Paul H. Jachim, Chief Financial Officer and Chief Operating Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2002 (the "Report");

     (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods represented in the Report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others with these entities, particularly during the period in which this Report is being prepared;

          (b) have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

          (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date.

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, of the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     (6) The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation;
          including any correction actions with regard to significant deficiencies and material weaknesses.

Dated: November 27, 2002


By: /s/ PAUL H. JACHIM
    ----------------------------
    Paul H. Jachim
    Chief Financial Officer and Chief Operating Officer