Form 10QSB
period 2002-11-30
BESTNET COMMUNICATIONS CORP
filed 2003-01-14
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended November 30, 2002.

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


                        5075 E. Cascade Road SE, Suite A
                          Grand Rapids, Michigan 49546
                    (Address of principal executive offices)


                                 (616) 977-9933
                           (Issuer's telephone number)


As of January 8, 2003, there were 19,199,825 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.


                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets-- November 30, 2002
  and August 31, 2002                                                          3

Condensed Consolidated Statements of Operations for the
  Three Months Ended November 30, 2002 and 2001                                4

Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended November 30, 2002 and 2001                                      5

Notes to Condensed Consolidated Financial Statements-- November 30, 2002       6

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Overview                                                                       9

Business of Issuer and Subsidiaries                                           10

Critical Accounting Policies                                                  15

Results of Operations                                                         16

Liquidity and Capital Resources                                               17

Inflation                                                                     17

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     18

ITEM 2. Changes in Securities                                                 18

ITEM 3. Defaults upon Senior Securities                                       18

ITEM 4. Submission of Matters to a Vote of Security Holders                   18

ITEM 5. Other Information                                                     19

ITEM 6. Controls and Procedures                                               19

ITEM 7. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    20

Acknowledgements                                                              21

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 NOVEMBER 30,     AUGUST 31,
                                     ASSETS                          2002            2002
                                     ------                      ------------    ------------
                                                                  (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                     $    332,140    $    351,784
   Certificate of deposit                                                  --          22,773
   Accounts receivable, less allowance of
      $10,136 and $7,826                                               62,195          72,844
   Prepaid expenses and other current assets                          101,635          71,801
                                                                 ------------    ------------
      Total current assets                                            495,970         519,202

Property and equipment, net of accumulated
   depreciation of $2,546,660 and $2,335,732                        1,437,948       1,625,348
License fee, net of accumulated amortization
   of $4,275,786, and $3,930,258                                    5,398,982       5,744,510
Note receivable from Softalk                                        1,529,139       1,508,043
Deposits and other assets                                             125,097         103,297
                                                                 ------------    ------------

          Total assets                                           $  8,987,136       9,500,400
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                         $    692,891    $    700,270
   Notes payable, net of discount of $531,602 and $96,875             175,848         203,125
   Deferred interest income                                           150,419         129,323
   Deferred revenue                                                    12,396          13,407
                                                                 ------------    ------------
      Total current liabilities                                     1,031,554       1,046,125

Common stock, par value $.001 per share; 50,000,000 shares
  authorized; 19,199,625 and 16,530,005 shares issued and
  outstanding                                                          19,200          16,530
Additional paid-in capital                                         32,883,847      31,041,961
Accumulated deficit                                               (24,947,611)    (23,488,980)
Common stock subscribed, underlying common shares of
  200 and 1,866,842                                                       146         884,764
                                                                 ------------    ------------

          Total stockholders' equity                                7,955,582       8,454,275
                                                                 ------------    ------------

          Total liabilities and stockholders' equity             $  8,987,136    $  9,500,400
                                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                              2002          2001 (a)
                                                          ------------    ------------
                                                           (UNAUDITED)     (UNAUDITED)
Revenues:                                                 $    300,208    $    189,621
                                                          ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                     287,764         406,437
   General and administrative expenses                         707,365         464,280
   Depreciation and amortization                               556,455         575,163
                                                          ------------    ------------
          Total expenses                                     1,551,584       1,445,880
                                                          ------------    ------------

          Loss from operations                              (1,251,376)     (1,256,259)
                                                          ------------    ------------
Other income (expense):
   Interest income                                                 910             896
   Interest expense                                           (188,188)             --
   Preferred stock conversion penalty                          (17,847)             --
   Gain on sale of assets                                           --           1,215
   Other (expense) income                                       (2,130)          4,746
                                                          ------------    ------------

          Total other (expense) income                        (207,255)          6,857
                                                          ------------    ------------

          Loss from continuing operations                   (1,458,631)     (1,249,402)

Discontinued Operations
   Operating loss  from discontinued operations                     --          (4,614)
   Loss on sale of discontinued operations                          --              --
                                                          ------------    ------------

          Loss from discontinued operations                         --          (4,614)
                                                          ------------    ------------

          Loss from operations                              (1,458,631)     (1,254,016)
                                                          ------------    ------------

Preferred stock dividends                                           --         949,312
                                                          ------------    ------------

Loss available to common shareholders                     $ (1,458,631)   $ (2,203,328)
                                                          ============    ============
Loss per common share, basic and diluted
          Continuing operations                           $       (.08)   $       (.16)
          Discontinued operations                                   --            (.00)
                                                          ------------    ------------

                                                          $       (.08)   $       (.16)
                                                          ============    ============
Weighted average number of shares outstanding,
   basic and diluted                                        18,399,469      13,832,696
                                                          ============    ============

(a) As restated, see note 6.

      See accompanying notes to condensed consolidated financial statements

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

                                                                     2002         2001 (a)
                                                                 -----------    -----------
                                                                 (UNAUDITED)    (UNAUDITED)
Operating activities:
   Loss from operations                                          $(1,458,631)   $(1,254,016)
      Less: loss from discontinued operations                             --         (4,614)
                                                                 -----------    -----------

      Loss from continuing operations                             (1,458,631)    (1,249,402)
                                                                 -----------    -----------
Adjustments to reconcile net loss to net cash used
  in operating activities:

   Depreciation and amortization                                     556,455        575,163
   Gain on sale of fixed assets                                           --         (1,215)
   Non-cash transactions                                             235,148         86,053
   Changes in assets and liabilities:
      Accounts receivable                                             10,649        (24,146)
      Prepaid expenses and other current assets                      (68,022)       (22,636)
      Accounts payable and accrued expenses                           (7,379)       362,712
      Deferred revenue                                                (1,011)          (573)
      Deposits and other assets                                      (21,800)       (93,966)
                                                                 -----------    -----------
          Net cash used in operating activities from
             continuing operations                                  (754,591)      (368,010)
                                                                 -----------    -----------
          Net cash used in operating activities from
             discontinued operations                                      --         (5,231)
                                                                 -----------    -----------

          Net cash used in operating activities                     (754,591)      (373,241)
                                                                 -----------    -----------
Investing activities:
   Purchase of property and equipment                                (23,527)      (182,871)
   Cash received from sale of property and equipment                      --         12,499
   Cash received for certificate of deposit                           22,773             --
   Repayment of notes receivable from related parties                     --             --
                                                                 -----------    -----------
          Net cash used in investing activities from
             continuing operations                                      (754)      (170,372)
                                                                 -----------    -----------
          Net cash used in investing activities from
             discontinued operations                                      --             --
                                                                 -----------    -----------

          Net cash used in investing activities                         (754)      (170,372)
                                                                 -----------    -----------
Financing activities:
   Proceeds from issuance of notes payable                           721,250             --
   Repayment of notes payable                                        (13,800)            --
   Proceeds from exercise of stock options                            28,251         68,751
   Proceeds from the issuance of Series C Preferred Stock                 --        409,250
                                                                 -----------    -----------

          Net cash provided by financing activities                  735,701        478,001
                                                                 -----------    -----------

          Net decrease in cash                                       (19,644)       (65,612)

Cash and cash equivalents, beginning of period                       351,784        285,518
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $   332,140    $   219,906
                                                                 ===========    ===========

(a) As restated, see note 6.

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               NOVEMBER 30, 2002

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements for the three-month periods ended November 30, 2002 and 2001 include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at August 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2002, included in its Form 10-KSB for such fiscal period.

     Operating results for the three-month period ended November 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003.

     The condensed consolidated financial statements include the accounts of BestNet Communications Corp. ("the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and BestNetravel, Inc. All material intercompany balances and transactions have been eliminated.

     On June 10, 2002, the Company decided to discontinue the travel portion of its business. The discontinuation of the segment has been recorded separately in the accompanying condensed consolidated financial statements.

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

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     The Company is in the business of providing communications solutions to its customers using the network infrastructure and applications it owns. Softalk, Inc. ("Softalk"), a privately owned Ontario, Canada corporation, is a significant shareholder of the Company, has developed all of the IP telephony software now owned and utilized by the Company and has granted the Company an exclusive license for commercial accounts to the Internet telephony technology on which the Company's Bestnetcall services are based. The Company's various transactions and agreements with Softalk are discussed in more detail in the following paragraphs of this Note 3. Prior to and continuing into fiscal 2003, the Company sought to take over the infrastructure and applications it owns from Softalk's management. Although initially met with resistance, the Company proceeded under the advice and direction of legal counsel and ultimately was successful in taking over its infrastructure and applications. Today we are fully operating and maintaining the network we own.

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements with Softalk. In September 2002, we obtained a court order/injunction requiring Softalk to make their best effort to monitor and maintain our communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and, instead, responded by making allegations of its own against us. We believe Softalk's allegations are without merit. BestNet is properly responding to and asserting its rights under the various agreements with Softalk. We have moved under our contractual agreements to resolve matters in arbitration proceedings with Softalk. During October 2002, we sought to have Softalk stop support and shut down various competitive websites, including InternetOperator.com, using BestNet proprietary intellectual property developed for BestNet by Softalk. We sought in arbitration immediate injunctive relief via the shutdown of these websites. This relief was not granted on an immediate basis due to the complexity of the issues involved and remains to be resolved as part of the overall ongoing arbitration proceedings. We intend to continue to pursue all of our rights available to us at law and under the agreements in place between BestNet and Softalk.

     On August 6, 1999, we entered into a loan facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock, that may be issued to the Company for repayment of the full $2 million, would be equal to ten percent (10%) of the value of Softalk at the time of repayment. Based on the fact that the loan facility is past due and the Company is currently in arbitration with Softalk, the Company is deferring interest income on the loan facility and will recognize the interest income at the time it is realized. At November 30, 2002 and August 31, 2002, deferred interest income related to this loan facility was $150,419 and $129,323, respectively.

     In the event Softalk does not require the full $2 million loan from the Company, any amounts advanced to Softalk may be converted to Softalk shares on a pro rata basis. As of November 30, 2002, the outstanding balance of the loan was $1,529,139. The loan is past due and payable at any time upon demand by the Company.

     At November 30, 2002, the Company had total amounts due to Softalk for contracted services included in accounts payable of $438,727.

NOTE 4 -- COMMON STOCK SUBSCRIBED

     During the first quarter ended November 30, 2002, the Company issued 1,866,842 shares of common stock which were included in common stock subscribed at August 31, 2002. At November 30, 2002, common stock subscribed consisted of 200 shares for stock options that were exercised in the first quarter of fiscal 2003, for which the stock was not issued until subsequent to November 30, 2002.

NOTE 5 -- NOTES PAYABLE

Senior Convertible Notes Payable

     On April 23, 2002, the Company completed a private placement of $800,000 in aggregate principal amount of 8% Senior Secured Promissory Notes due November 1, 2002 (the "Senior Notes") and five year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share. The fair value of the warrants resulted in a discount to the notes of $476,640, which has been recorded to additional paid-in capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     The Senior Notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Senior Notes in cash, or, with the approval of the holders, by issuing shares of BestNet common stock. Each holder of the notes may elect to convert the amount outstanding there-under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, together with any accrued but unpaid interest, of the notes, at a conversion price equal to $0.40 per share. The beneficial conversion feature associated with the notes resulted in an additional discount to the notes of $323,360, which has been recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     During the quarter ended November 30, 2002, the Company received conversion requests on the remaining $300,000 notes outstanding as of August 31, 2002. Accordingly, the Company recorded interest expense of $96,875 resulting from the amortization of the remaining note discounts. As of November 30, 2002, the Company had issued common shares for all the Senior Convertible Notes.

Convertible Notes Payable

     On September 26, 2002, the Company entered into a Note and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The 1-year term debt carries an interest rate of 6% and is convertible into equity at the share price of $1.00. Interest is payable quarterly. As of November 30, 2002, $5,048 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses on the accompanying balance sheets. In addition, a warrant to purchase an additional share of the Company's common stock at $1.50 was issued per each $2.00 invested.

     The convertible notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the convertible notes in cash, or, with the approval of the holders, by issuing shares of common stock. Each holder of the notes may elect to convert the amount outstanding there-under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, together with any accrued but unpaid interest, of the notes, at a conversion price equal to $1.00 per share. The beneficial conversion feature associated with the notes and detachable warrants issued in conjunction with the notes resulted in an additional discount to the notes of $393,179 and $219,593, respectively, which have been recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     As of November 30, 2002, the principal balance and un-amortized discount related to the above notes was $665,000 and $531,602, respectively. For the quarter ended November 30, 2002, the Company recorded interest expense of $81,170 resulting from the amortization of the discounts on the notes payable.

Note Payable

     On September 17, 2002, the Company entered into a note payable agreement to finance $56,250 of directors and officer's insurance premiums. At November 30, 2002, the principal balance of this note was $42,450. The note bears interest at a rate of 7.50% per annum and is due in eight monthly installments of $7,230 beginning on October 17, 2002.

NOTE 6 -- RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications and restatements have been made to the November 30, 2001 financial statements to conform to the November 30, 2002 classifications. The amount reported as preferred stock dividends in the first quarter for the year ending August 31, 2002 has been restated (increased) to include $665,487 related to the fair value of the Company's Common Stock that was granted to the former holder of the Company's Series B Preferred Stock as a premium for the conversion of the Series B Preferred Stock. The preferred stock dividends recorded in the first quarter of fiscal 2002 have also been restated (increased) to include an additional $83,333 related to the beneficial conversion feature of the Series C Preferred Stock Issuance. The amount reported as interest income in the first quarter for the year ending August 31, 2002 has been restated (decreased) to exclude $48,576 related to interest accrued on the loan facility. Based on the fact that the loan facility was past due as of September 1, 2001, the Company is deferring interest income on the loan facility and will recognize the interest income at the time it is realized. These adjustments were reflected in the Company's audited financial statements for the year ended August 31, 2002, but relate to fiscal 2002 first quarter activity.

     The effect of these restatements was to increase preferred stock dividends from $200,492 to $949,312 and to decrease interest income from $49,471 to $896. These restatements increased the loss per common share from continuing operations from $0.10 to $0.16 for the first quarter of fiscal 2002.

NOTE 7 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2003. Management has been successful in obtaining bridge financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.

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

     ALL REFERENCES TO "WE," "OUR," "US," OR "BESTNET REFER TO BESTNET COMMUNICATIONS CORP. AND ITS SUBSIDIARIES.

     THIS REPORT SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED AUGUST 31, 2002.

OPERATIONS OVERVIEW

     Revenues for the three months ended November 30, 2002 increased by 58% as compared to the same period in fiscal 2002. This increase is a result of overall increased usage of our network by commercial and individual users as compared with the first quarter of fiscal 2002. We are aggressively continuing our business development efforts.

     Cost of  revenues  decreased  substantially  for  the  three  months  ended
November  30,  2002  as  compared  to  the  same  period  in  fiscal  2002.   In
mid-September 2002, we took over the monitoring and maintenance of our entire network from Softalk, Inc., the former provider of these services. The decrease in our cost of goods sold is a direct result of our management and maintenance of the network we own. We expect to see continued improvement and stability in these costs along with improved performance and quicker response to existing and emerging customer needs. After substantial and careful consideration, and specifically for cost reasons, we decided not to move forward with network monitoring services provided by The Anvil Group, Inc., Toronto, Canada. Instead, we have elected to monitor and maintain our network with BestNet resources at this time.

     General and administrative costs increased for the three months ended November 30, 2002 as compared to the same period in fiscal 2002. The principal drivers of this increase included legal fees associated with actions taken against Softalk and finders fees associated with recently completed financings. In an effort to contain these costs, we have consolidated office locations, in-sourced our investor relations function and are making select reductions in payroll expense. We have also successfully increased our Canadian rates to recover the commodity taxes we must collect and remit to Canadian taxing authorities.

     Our overall loss per common share decreased to ($0.08) for the three months ended November 30, 2002 from ($0.16) for the comparable period in fiscal 2002. The decrease was due primarily to a reduction in expenses incurred with financings in the first quarter of fiscal 2002; specifically, dividends associated with the conversion and issuance of convertible preferred stock.

     The arbitration with Softalk, Inc. has begun. Timelines are being established to include the procedural schedule along with appropriate deadlines. We are working aggressively to drive this process to completion as soon as possible.

     We are pleased to announce that effective January 15, 2003, the following individuals will join the Board of Directors of BestNet Communications Corporation. Mr. Chris J. Grant, Principal of Grant Associates, LLC; Mr. Randy
S. Moore, Chief Investment Officer of Network Twenty-One International; and Mr. James B. Woodcock, President of Executive Excellence, a Grand Rapids based executive and strategic consulting firm. These gentlemen will replace and augment the position previously held by Mr. Herman Haenert. Mr. Haenert resigned from the BestNet Board effective November 27, 2002 for personal reasons. We at BestNet thank Mr. Haenert for his years of dedicated service to our company.

BUSINESS OF ISSUER AND SUBSIDIARIES

OVERVIEW

     BestNet is a facilities-based, global communication solutions provider. Our patented, proprietary technology uses widely available Internet access to control, enable, and manage voice communications over the public switched telecommunication network ("PSTN"). We view our role as a product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based Internet telephony software applications that control, manage and enable global telecommunications services. We are presently focusing substantially all of our financial and other resources on marketing and development of Bestnetcall services to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this Report, we have approximately 13,000 clients, making calls from 142 countries and calling to 198 countries.

     We develop, market and sell patented Internet-based telecommunications applications, technologies and services to corporate and residential clients worldwide. Bestnetcall, the Company's flagship product, is the industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global internet access and the public switched telephone network ("PSTN") via our internet website at Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall."

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

     *    Register to use our Bestnetcall service

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

THE OPPORTUNITY

     We believe our most strategic business opportunity is in servicing the telecommunication needs of the business and mobile markets, which still rely on traditional carriers for supplying their international long distance and conferencing services. Presently, there exists a notable price disparity between the costs of long distance service originating from the U.S., versus origination from most international locations. The advantage of BestNet's service is three-fold. The first advantage is our web-based interface, which provides universal access to our network without the requirement for special software. The second advantage is our patented methodology, which uses a two-leg call (origination and destination leg), which works with any telephone or legacy phone system. The third advantage is our long-distance transport. Our intelligent network is connected to multiple tier-1 carriers where routes are chosen on the basis of price and quality. With our network architecture, we can easily route calls over Voice over Internet Protocol (VoIP) networks - if there is an advantage for certain routes.

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

     * Call-enabled websites / banners - Similar in operation to the Call Button - the underlying technology can be used to enable a web visitor to click on an icon, or a banner to initiate a call. For example, a sales organization can have an icon on its website, inviting foreign customers to initiate a toll-free call to the sales organization's call center. We believe the market potential for this application is promising: According to Datamonitor, e-retailers will spend $460 million on e-service solutions. In addition, Forrester Research has reported that 67% of online transactions are aborted because of poor interactivity. BestNet's technology is an ideal solution to poor interactivity and inefficient access to customer service

     * Mobile Access--Recognizing the enormous growth in the mobile market and wide-scale adoption of data-communication, such as SMS and WAP. BestNet intends to introduce services specific to the needs of the mobile market. SMS (short messaging service), which was introduced to allow simple user-to-user communication, can be an efficient communication medium to BestNet's network. Text messaging has caught fire in Europe and Asia. The U.S market is lagging behind, but is poised to catch-up. According to Mobile Lifestreams, monthly SMS volume will reach 62.4 billion by the end of the year.

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

CRITICAL ACCOUNTING POLICIES

     "Managements Discussion and Analysis or Plan of Operation" discusses our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for accounts receivable and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     These policies include, but are not limited to, the carrying value of the Softalk license fee, which is dependant upon future profitable operations; and the ultimate resolution of the note receivable from Softalk, an affiliate. Both of these items may be affected by the pending arbitration proceeding with Softalk, as discussed in Part II, Item1. Legal Proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001.

REVENUES

     Revenues increased to $300,208 for the three-month period ended November 30, 2002, compared to $189,621 for the comparable period in fiscal 2002. Current period revenues were derived from customer usage of the Bestnetcall service.

COST OF REVENUES

     Cost of revenues decreased to $287,764 for the three-month period ended November 30, 2002, from $406,437 for the comparable period in fiscal 2002. The decrease in cost of revenues is attributable to BestNet taking over network monitoring and maintenance of its infrastructure and application programs from Softalk, the former provider of such services. Current period costs consisted of long distance charges from carriers, costs associated with our points-of-presence in New York and Toronto, and maintenance of the Bestnetcall websites.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $707,365 for the three months ended November 30, 2002, from $464,280 for the comparable period in fiscal 2002. Payroll and related expenses increased to $219,286 for the three months ended November 30, 2002, from $164,321 for the comparable period in fiscal 2002 due to the hiring of additional executive management. This increase was partially offset by a decrease in rent expense to $19,646 for the three months ended November 30, 2002 from $39,893 for the comparable period in fiscal 2002 due primarily to the termination of the Company's Tucson, Arizona office lease. Legal and professional fees increased to $289,128 for the three months ended November 30, 2002 from $186,990 for the comparable period in fiscal 2002 due primarily to the arbitration proceedings against Softalk, Inc. Sales and Commodity taxes increased to $17,281 for the three months ended November 30, 2002, from $0 for the comparable period in fiscal 2002 due to the Company filing a voluntary disclosure of tax with Canadian taxing authorities (See ITEM 5).

DEPRECIATION AND AMORTIZATION EXPENSES.

     Depreciation and amortization expenses decreased to $556,455 for the three-months ended November 30, 2002, from $575,163 for the comparable period in fiscal 2002. This decrease was due to some assets becoming fully depreciated during the year ended August 31, 2002.

INTEREST INCOME

     Interest income increased to $910 for the three-months ended November 30, 2002, from $896 for the comparable period in fiscal 2002 due primarily to a larger average cash balance in the Company's money market account.

INTEREST EXPENSE

     Interest expense increased to $188,188 for the three-months ended November 30, 2002, from $0 for the comparable period in fiscal 2002. The interest expense is attributable to the Company's issuance and conversion of short term convertible notes in connection with its financing transactions closed in this quarter.

PREFERRED DECLARED AND DEEMED DIVIDENDS

     Dividends on our outstanding shares of Series B Preferred decreased to $0 for the three-months ended November 30, 2002, from $949,312 for the comparable period in fiscal 2002. The outstanding shares of Series B Preferred Stock were redeemed on September 28, 2001. The accrued dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the Series B Preferred shares was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The issuance of warrants resulted in a deemed dividend in the amount of $141,750. The Company also recorded a deemed dividend of $665,487 resulting from a conversion premium granted on its redemption of the Series B Preferred Stock.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accrue at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. The beneficial conversion feature of the Series C Preferred stock resulted in a deemed dividend of approximately $125,000 and a charge to retained earnings in the first quarter of fiscal 2002. Dividends on the Series C Preferred Stock totaled $4,822 for the three months ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2002, the Company had cash of $332,140. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

     As of December, 2002, the Company believes that it has working capital sufficient to fund the Company's operations for the next two months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, will continue to be a focus for the Company. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements with Softalk. In September 2002, we obtained a court order/injunction requiring Softalk to make their best efforts to monitor and maintain our communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and, instead, responded by making allegations of its own against us. We believe Softalk's allegations are without merit. BestNet is properly responding and asserting our rights under the present agreements with Softalk. We have moved under our contractual agreements to resolve matters in arbitration proceedings with Softalk. During October 2002, we sought to have Softalk stop support and shut down various competitive websites, including InternetOperator.com, using BestNet proprietary intellectual property developed for BestNet by Softalk. We sought in arbitration immediate injunctive relief via the shutdown of these websites. This relief was not granted on an immediate basis due to the complexity of the issues involved and remains to be resolved as part of the overall arbitration proceedings, which are ongoing. We continue to pursue all of the rights available to us at law and under the agreements in place between BestNet and Softalk, and at law. The arbitration process with Softalk, Inc. has begun. We are establishing timelines to include the procedural schedule along with appropriate deadlines. We are working aggressively to drive this process to completion as soon as possible.

ITEM 2. CHANGES IN SECURITIES

     On September 26, 2002 the Company entered into a note and warrant purchase agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The one-year term debt carries an interest rate of 6% and is convertible into shares of the Company's common stock at the share price of $1.00. Interest is payable quarterly. As of November 30, 2002, $5,048 of interest was accrued and payable to the investors. In addition, a warrant to purchase an additional share of the Company's common stock at $1.50 was issued per each $2.00 invested.

     The Notes payable may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Convertible Promissory Notes in cash, or, with the approval of the holders, by issuing shares of BestNet common stock. Each holder of the notes may elect to convert the amount outstanding there-under into shares of common stock at any time during the term of the note and ending upon the repayment in full of the principal, together with any accrued but unpaid interest, of the notes, at a conversion price equal to $1.00 per share.

     The issuance of the note and warrants described immediately above were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. All of the funds raised in these private placement transactions are being used by the Company to fund its working capital needs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

COMMODITY TAXES

     During the quarter ended November 30, 2002, the Company's management team conducted a review of its operations in Canada. Management looked at its operations relative to the national Goods and Services Tax (GST) and Harmonized Sales Tax (HST) as well as the provincial Ontario Retail Sales Tax (ORST). Based on our current operations, we determined that commodity taxes were due and payable to Canada. During the first quarter of fiscal 2003, the Company made payments totaling $17,281 as part of a voluntary disclosure of tax for both GST, HST and PST which includes accrued interest expense.

     In addition to collecting and remitting GST and HST to the Canadian government, the Company files for GST refunds on purchases it makes in Canada. As of November 30, 2002, we are currently owed approximately $17,000 in GST refunds. As of November 30, 2002, the Company owes approximately $1,370 in ORST to the province of Ontario.

     In light of our findings, we have increased our rates to cover these costs. In addition, we have applied for and received both a Resellers and Class A license for our Canadian operations. The Company does not foresee a significant revenue or cost impact as a result of our voluntary disclosure of these taxes.

     We will continue to monitor the taxation and regulatory situation relative to the services we offer in any and all countries we operate in. We will continue to comply fully to laws applicable to our services and applications.

ITEM 6. CONTROLS AND PROCEDURES

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

ITEM 7. EXHIBITS AND REPORTS ON FORM 8K

     a)   Exhibits.

          NUMBER               DESCRIPTION OF FILING                      METHOD
          ------               ---------------------                      ------
           10.1     Form of Note and Warrant Purchase Agreement             *
                    dated September 26, 2002.

           99.1     Section 906 Certification of Robert A. Blanchard
                    and Paul H. Jachim                                      *

          *    Filed herewith.

     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2003                 BESTNET COMMUNICATIONS CORP.


                                        By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Robert A. Blanchard, President
                                            and Chief Executive Officer


                                        By: /s/ Paul H. Jachim
                                            ------------------------------------
                                            Paul H. Jachim, Chief Operating
                                            Officer and Chief Financial Officer

                                 ACKNOWLEDGEMENT

     I, Robert A. Blanchard, President and Chief Executive Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed the Quarterly Report on Form 10-QSB for the three months ended November 30, 2002 (the "Report");

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

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others with these entities, particularly during the period in which this Report is being prepared;

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

Dated: January 14, 2003

By: /s/ Robert A. Blanchard
    -------------------------------------
    Robert A. Blanchard
    President and Chief Executive Officer

                                 ACKNOWLEDGEMENT

     I, Paul H. Jachim, Chief Financial Officer and Chief Operating Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed the Quarterly Report on Form 10-QSB for the three months ended November 30, 2002 (the "Report");

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

Dated: January 14, 2003

By: /s/ Paul H. Jachim
    ----------------------------------
    Paul H. Jachim
    Chief Financial Officer and Chief
    Operating Officer

                                    EXHIBITS


NUMBER     DESCRIPTION OF FILING
------     ---------------------

 10.1      Form of Note and Warrant Purchase Agreement dated September 26, 2002.

 99.1      Section 906 Certification of Robert A. Blanchard and Paul H. Jachim.