Form 10QSB
period 2003-02-28
BESTNET COMMUNICATIONS CORP
filed 2003-04-14
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended February 28, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from ____________________ to ___________________.


                         Commission File Number 0-15482


                       BESTNET COMMUNICATIONS CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Nevada                                               86-1006416
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                          5075 Cascade Road SE, Suite A
                          Grand Rapids, Michigan 49546
                    (Address of principal executive offices)


                                 (616) 977-9933
                           (Issuer's telephone number)


As of March 19, 2003, there were 19,249,825 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                       BESTNET COMMUNICATIONS CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets -- February 28, 2003 and
  August 31, 2002                                                              3

Condensed Consolidated Statements of Operations for the Six Months
  Ended February 28, 2003 and 2002                                             4

Condensed Consolidated Statements of Operations for the Three Months
  Ended February 28, 2003 and 2002                                             5

Condensed Consolidated Statements of Cash Flows for the Six Months
  Ended February 28, 2003 and 2002                                             6

Condensed Consolidated Statements of Cash Flows for the Three Months
  Ended February 28, 2003 and 2002                                             7

Notes to Condensed Consolidated Financial Statements--
  February 28, 2003                                                            8

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Operations Overview                                                           12

Business of BestNet and Subsidiaries                                          14

Liquidity and Capital Resources                                               19

Critical Accounting Policies                                                  19

Results of Operations                                                         21

Inflation                                                                     23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     24

ITEM 2. Changes in Securities                                                 24

ITEM 3. Defaults upon Senior Securities                                       24

ITEM 4. Submission of Matters to a Vote of Security Holders                   24

ITEM 5. Other Information                                                     25

ITEM 6. Controls and Procedures                                               25

ITEM 7. Exhibits and Reports on Form 8-K                                      25

SIGNATURES                                                                    26

Acknowledgements                                                              27

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              BESTNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       FEBRUARY 28,     AUGUST 31,
                              ASSETS                                      2003             2002
                              ------                                   ------------    ------------
                                                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                           $    136,522    $    351,784
   Certificate of deposit                                                        --          22,773
   Accounts receivable, less allowance of
      $11,478 and $7,826                                                     50,601          72,844
   Prepaid expenses and other current assets                                 93,638          71,801
                                                                       ------------    ------------
      Total current assets                                                  280,761         519,202

Property and equipment, net of accumulated
   depreciation of $2,546,660 and $2,335,732                              1,249,067       1,625,348
License fee, net of accumulated amortization
   of $4,621,313, and $3,930,258                                          5,053,455       5,744,510
Note receivable from Softalk                                              1,549,020       1,508,043
Deposits and other assets                                                    81,504         103,297
                                                                       ------------    ------------

          Total assets                                                 $  8,213,807       9,500,400
                                                                       ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                               $    785,480    $    700,270
   Notes payable, net of discounts of $502,766 and $96,875                  333,659         203,125
   Deferred interest income                                                 170,300         129,323
   Deferred revenue                                                          11,159          13,407
                                                                       ------------    ------------
      Total current liabilities                                           1,300,598       1,046,125

Common stock, par value $.001 per share; 50,000,000 shares
authorized; 19,199,825 and 16,530,005 shares issued and
   outstanding                                                               19,200          16,530
Additional paid-in capital                                               33,033,993      31,041,961
Accumulated deficit                                                     (26,161,984)    (23,488,980)
Common stock subscribed, underlying common shares of 50,000 and
   1,866,842                                                                 22,000         884,764
                                                                       ------------    ------------

          Total stockholders' equity                                      6,913,209       8,454,275
                                                                       ------------    ------------

          Total liabilities and stockholders' equity                   $  8,213,807    $  9,500,400
                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

               BESTNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                              2003            2002
                                                          ------------    ------------
                                                           (UNAUDITED)     (UNAUDITED)
Revenues:                                                 $    620,659    $    423,038
                                                          ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                     567,794         706,790
   General and administrative expenses                       1,178,351         872,808
   Depreciation and amortization                             1,114,219       1,147,950
                                                          ------------    ------------
          Total expenses                                     2,860,364       2,727,548
                                                          ------------    ------------

          Loss from operations                              (2,239,705)     (2,304,510)
                                                          ------------    ------------
Other income (expense):
   Interest income                                                1610           1,078
   Interest and finance charges                               (417,525)             --
   Preferred stock conversion penalty                          (17,847)             --
   Foreign asset tax expense                                        --         (30,000)
   Gain on sale of assets                                           --           1,215
   Other income                                                    463             853
                                                          ------------    ------------

          Total other expense                                 (433,299)        (26,854)
                                                          ------------    ------------

          Loss from continuing operations                   (2,673,004)     (2,331,364)

Discontinued Operations
   Operating loss  from discontinued operations                     --          (3,947)
   Loss on sale of discontinued operations                          --              --
                                                          ------------    ------------

          Loss from discontinued operations                         --          (3,947)
                                                          ------------    ------------

          Loss from operations                              (2,673,004)     (2,335,311)
                                                          ------------    ------------

Preferred stock dividends                                           --         956,436
                                                          ------------    ------------

Loss available to common shareholders                     $ (2,673,004)   $ (3,291,747)
                                                          ============    ============
Loss per common share, basic and diluted
          Continuing operations                           $       (.14)   $       (.23)
          Discontinued operations                                   --            (.00)
                                                          ------------    ------------

                                                          $       (.14)   $       (.23)
                                                          ============    ============
Weighted average number of shares outstanding,
   basic and diluted                                        18,931,311      14,552,983
                                                          ============    ============

      See accompanying notes to condensed consolidated financial statements

               BESTNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                              2003            2002
                                                          ------------    ------------
                                                           (UNAUDITED)     (UNAUDITED)
Revenues:                                                 $    316,628    $    233,417
                                                          ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                     280,031         300,353
   General and administrative expenses                         484,763         408,528
   Depreciation and amortization                               557,763         572,787
                                                          ------------    ------------
          Total expenses                                     1,322,557       1,281,668
                                                          ------------    ------------

          Loss from operations                              (1,005,929)     (1,048,251)
                                                          ------------    ------------
Other income (expense):
   Interest income                                                 700             182
   Interest expense                                           (211,737)             --
   Preferred stock conversion penalty                               --              --
   Foreign asset tax expense                                        --         (30,000)
   Gain on sale of assets                                           --              --
   Other income (expense)                                        2,593          (3,893)
                                                          ------------    ------------

          Total other expense                                 (208,444)        (33,711)
                                                          ------------    ------------

          Loss from continuing operations                   (1,214,373)     (1,081,962)

Discontinued Operations
   Operating income  from discontinued operations                   --             667
   Loss on sale of discontinued operations                          --              --
                                                          ------------    ------------

          Income from discontinued operations                       --             667
                                                          ------------    ------------

          Loss from operations                              (1,214,373)     (1,081,295)
                                                          ------------    ------------

Preferred stock dividends                                           --           7,125
                                                          ------------    ------------

Loss available to common shareholders                     $ (1,214,373)   $ (1,088,420)
                                                          ============    ============
Loss per common share, basic and diluted
          Continuing operations                           $       (.06)   $       (.07)
          Discontinued operations                                   --             .00
                                                          ------------    ------------

                                                          $       (.06)   $       (.07)
                                                          ============    ============
Weighted average number of shares outstanding,
   basic and diluted                                        19,200,663      15,078,284
                                                          ============    ============

      See accompanying notes to condensed consolidated financial statements

               BESTNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                                    2003           2002
                                                                 -----------    -----------
                                                                 (UNAUDITED)    (UNAUDITED)
Operating activities:
   Loss from operations                                          $(2,673,004)   $(2,335,311)
      Less: loss from discontinued operations                             --         (3,947)
                                                                 -----------    -----------

      Loss from continuing operations                             (2,673,004)    (2,331,364)
                                                                 -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:

   Depreciation and amortization                                   1,114,219      1,147,950
   Gain on sale of fixed assets                                           --         (1,215)
   Non-cash transactions                                             435,984         92,872
   Changes in assets and liabilities:
      Accounts receivable                                             22,243        (31,076)
      Prepaid expenses and other current assets                      (60,026)        (4,448)
      Accounts payable and accrued expenses                           85,209        489,544
      Deferred revenue                                                (2,248)           (70)
      Deposits and other assets                                       21,794        (43,206)
                                                                 -----------    -----------
          Net cash used in operating activities from
             continuing operations                                (1,055,829)      (681,013)
                                                                 -----------    -----------
          Net cash used in operating activities from
             discontinued operations                                      --         (4,564)
                                                                 -----------    -----------

          Net cash used in operating activities                   (1,055,829)      (685,577)
                                                                 -----------    -----------
Investing activities:
   Purchase of property and equipment                                (46,883)      (184,877)
   Cash received from sale of property and equipment                      --         12,499
   Cash received for certificate of deposit                           22,773             --
   Repayment of notes receivable from related parties                     --         15,440
                                                                 -----------    -----------

          Net cash used in investing activities                      (24,110)      (156,938)
                                                                 -----------    -----------
Financing activities:
   Proceeds from issuance of notes payable                           871,250             --
   Repayment of notes payable                                        (34,825)            --
   Proceeds from exercise of stock options                            28,252         68,751
   Proceeds from the issuance of Series C Preferred Stock                 --        507,000
                                                                 -----------    -----------

          Net cash provided by financing activities                  864,677        575,751
                                                                 -----------    -----------

          Net decrease in cash and cash equivalents                 (215,262)      (266,764)

Cash and cash equivalents, beginning of period                       351,784        285,518
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $   136,522    $    18,754
                                                                 ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

               BESTNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                               2003            2002
                                                            -----------    -----------
                                                            (UNAUDITED)    (UNAUDITED)
Operating activities:
   Loss from operations                                     $(1,214,373)   $(1,081,295)
      Less:  income from discontinued operations                     --            667
                                                            -----------    -----------

      Loss from continuing operations                        (1,214,373)    (1,081,962)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:

   Depreciation and amortization                                557,763        572,787
   Non-cash transactions                                        239,024          6,820
   Changes in assets and liabilities:
      Accounts receivable                                        11,594         (6,930)
      Prepaid expenses and other current assets                 (30,191)        18,188
      Accounts payable and accrued expenses                      92,589        126,832
      Deferred revenue                                           (1,237)           503
      Deposits and other assets                                  43,593         50,759
                                                            -----------    -----------
          Net cash used in operating activities from
             continuing operations                             (301,238)      (313,003)
                                                            -----------    -----------
          Net cash provided by operating activities from
             discontinued operations                                 --            667
                                                            -----------    -----------

          Net cash used in operating activities                (301,238)      (312,336)
                                                            -----------    -----------
Investing activities:
   Purchase of property and equipment                           (23,355)        (2,006)
   Repayment of notes receivable from related parties                --         15,440
                                                            -----------    -----------

          Net cash provided by (used in) investing
            activities                                          (23,355)        13,434
                                                            -----------    -----------
Financing activities:
   Proceeds from issuance of notes payable                      150,000             --
   Repayment of notes payable                                   (21,025)            --
   Proceeds from the issuance of Series C Preferred Stock            --         97,750
                                                            -----------    -----------

          Net cash provided by financing activities             128,975         97,750
                                                            -----------    -----------

          Net decrease in cash and cash equivalents            (195,618)      (201,152)

Cash and cash equivalents, beginning of period                  332,140        219,906
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $   136,522    $    18,754
                                                            ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

               BESTNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                FEBRUARY 28, 2003

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements for the three and six month periods ended February 28, 2003 and 2002 include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2002, included in its Form 10-KSB for such fiscal period.

     Operating results for the three and six month periods ended February 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003.

     The condensed  consolidated  financial  statements  include the accounts of
BestNet  Communications   Corporation  (the  "Company")  and  its  wholly  owned
subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and BestNetravel, Inc. All material intercompany balances and transactions have been eliminated.

     On June 10, 2002, the Company decided to discontinue the travel portion of its business. The discontinuation of its travel segment has been recorded separately in the accompanying condensed consolidated financial statements.

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

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements. In September 2002, we obtained a court order/injunction requiring Softalk to use their best effort to monitor and maintain our communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and, instead, responded by making allegations of its own against us. We believe Softalk's allegations are without merit. BestNet is properly responding to and asserting its rights under the various agreements with Softalk. We have moved under our contractual agreements to resolve matters in arbitration proceedings with Softalk. During October 2002, we sought to have Softalk stop support and shut down various competitive websites, including InternetOperator.com, using BestNet proprietary intellectual property developed for BestNet by Softalk. We sought in arbitration immediate injunctive relief via the shutdown of these websites. This relief was not granted on an immediate basis due to the complexity of the issues involved and remains to be resolved as part of the overall ongoing arbitration proceedings.

     The arbitration action brought by BestNet against Softalk, Inc. remains ongoing as of the date of this report. During the three month period ended February 28, 2003, we developed and filed motions specifically outlining our claims and relief sought. The discovery process has also begun. We intend to continue to pursue all of our rights available to us at law and under the agreements in place between BestNet and Softalk.

     On August 6, 1999, we entered into a loan facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock, issueable to the Company in consideration of the repayment of the full $2 million, is equal to ten percent (10%) of the value of Softalk at the time of repayment. Based on the fact that the loan facility is past due and the Company is currently in arbitration with Softalk, the Company is deferring interest income on the loan facility and will recognize the interest income at the time it is realized. At February 28, 2003 and August 31, 2002, deferred interest income related to this loan facility was $170,300 and $129,323, respectively.

     As of February 28, 2003, the outstanding balance of the loan was $1,549,020. The loan is due and payable at any time upon demand by the Company. However, it is classified as long term due to the arbitration.

     At February 28, 2003, the Company had total amounts due to Softalk for contracted services included in accounts payable of $454,050. Pursuant to the current arbitration proceedings, in March 2003, the Company transferred $20,294 to a Canadian trust account representing amounts potentially owed to Softalk for royalties under the license agreement.

NOTE 4 -- COMMON STOCK SUBSCRIBED

     During the second quarter ended February 28, 2003, the Company issued 200 shares of common stock which were included in common stock subscribed at November 30, 2002. At February 28, 2003, common stock subscribed consisted of 50,000 shares issued in payment of a finders fee in connection with the Company's issuance of senior secured convertible promissory notes on February 25, 2003. These shares were issued subsequent to February 28, 2003.

NOTE 5 -- NOTES PAYABLE

Senior Secured Convertible Notes Payable

     On February 25, 2003, the Company completed a financing transaction consisting of the issuance of $150,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes due March 27, 2003 (the "Senior Notes") and 50,000 shares of its common stock. The Company may extend the due date of the Senior Notes by up to thirty (30) days, upon 10 days prior written notice to the holder and issuance and delivery to the holder of 3,750 shares of common stock. The company has extended the Senior Notes for an additional 30 days effective March 27, 2003. The Senior Notes now have a maturity date of April 26, 2003. The fair value of the 50,000 shares has been recorded as financing expense in the amount of $22,000.

     No payment, including any prepayment, may be made on these Senior Notes unless payments are made pari passu on each of the outstanding Senior Notes. Each holder of the notes may elect to convert the amount outstanding thereunder including accrued interest into Units of the Company's securities at a conversion price equal to $0.30 per Unit. Each Unit consists of three (3) shares of the Company's common stock; one (1) share of the Company's Series A Preferred Stock; and a three-year warrant to purchase an additional share of common stock at an exercise price of $0.30 per share. The beneficial conversion feature associated with the notes resulted in a discount to the notes of $150,000, which has been recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     During the quarter ended February 28, 2003, the Company recorded interest expense of $19,355 resulting from the amortization of the Senior Note discounts. The balance of the note un-amortized discounts at February 28, 2003 was $130,645. As of February 28, 2003, $167 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses on the accompanying balance sheets.

Convertible Notes Payable

     On September 26, 2002, the Company entered into a Note and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The convertible notes have a term of one-year and bear interest at a rate of 6% per annum. The principal amount outstanding under each Note, together with accrued interest is convertible into common stock of the Company at the election of the holder at a conversion price equal to one share of common stock for each $1.00 of principal and interest converted. Interest is payable quarterly. As of February 28, 2003, $6,539 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses on the accompanying balance sheets. In addition, a warrant to purchase an additional share of the Company's common stock at $1.50 was issued per each $2.00 invested.

     The convertible notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the convertible notes in cash, or, with the approval of the holders, by issuing shares of common stock. Each holder of the notes may elect to convert the amount outstanding thereunder pursuant to the formula described above. The beneficial conversion feature associated with the notes and detachable warrants issued in conjunction with the notes resulted in a discount to the notes of $393,179 and $219,593, respectively, which has been recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

     As of February 28, 2003, the principal balance and unamortized discount related to the above notes was $665,000 and $372,121, respectively. For the three and six month periods ended February 28, 2003, the Company recorded interest expense of $159,481 and $240,651 respectively, resulting from the amortization of the discounts on the notes payable.

Note Payable

     On September 17, 2002, the Company entered into a note payable agreement to finance $56,250 of directors and officer's insurance premiums. At February 28, 2003, the principal balance of this note was $21,425. The note bears interest at a rate of 7.50% per annum and is due in eight monthly installments of $7,230 beginning on October 17, 2002.

NOTE 6 -- RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to the February 28, 2002 financial statements to conform to the February 28, 2003 classifications. The amount reported as preferred stock dividends for the six months ended February 28, 2002 has been restated (increased) to include $665,487 related to the fair value of the Company's Common Stock that was granted to the former holder of the Company's Series B Preferred Stock as a premium for the conversion of the Series B Preferred Stock. The preferred stock dividends recorded in the six month period ended February 28, 2002 have also been restated (increased) to include an additional $83,333 related to the beneficial conversion feature of the Series C Preferred Stock Issuance. The amount reported as interest income in the three and six month periods ended February 28, 2002 has been restated (decreased) to exclude $37,764 and $86,340, respectively related to interest accrued on the Softalk loan facility. Based on the fact that the loan facility was past due as of September 1, 2001, the Company is deferring interest income on the loan facility and will recognize the interest income at the time it is realized. These adjustments were reflected in the Company's audited financial statements for the year ended August 31, 2002, but relate to fiscal 2002 first and second quarter activity.

     The effect of these restatements was to increase preferred stock dividends from $207,616 to $956,436 and to decrease interest income from $87,418 to $1,078. These restatements increased the loss per common share from continuing operations from $0.17 to $0.23 for the six months ended February 28, 2002.

NOTE 7 -- SUBSEQUENT EVENTS

     On March 30, 2003, the Company completed the private placement of a Unit Purchase Agreement resulting in gross proceeds to the Company of $916,620. The purchase price of each Unit was $0.30. Each Unit consists of the following securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share, of the Company; and (c) three-year warrants to purchase one share of Common Stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock at an exercise price of $0.10 per common share.

NOTE 8 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2003. Management has been successful in obtaining bridge financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Subsequent to February 28, 2003, the Company has raised an additional $916,620 in capital to fund its business growth. In addition, the Company has also recovered in excess $50,000 in funds which were on deposit with various vendors. Management believes such funds will be sufficient to fund its capital needs for at least the next six months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF
SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING THE FUTURE FINANCIAL PERFORMANCE OF BESTNET. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES AS OF THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY BESTNET WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. BESTNET IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

     ALL REFERENCES TO "WE," "OUR," "US," OR "BESTNET REFER TO BESTNET COMMUNICATIONS CORPORATION AND ITS SUBSIDIARIES.

     THIS REPORT SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10KSB FOR THE FISCAL YEAR ENDED AUGUST 31, 2002.

OPERATIONS OVERVIEW

     Revenues for the three and six month periods ended February 28, 2003 increased by 35% and 47% respectively as compared to the same periods in fiscal 2002 reflecting our continued growth, despite the loss of a significant account in September 2002. The Company has experienced growth in all aspects of its business, including growth in both existing and new accounts, and with commercial and individual use. The addition of select new agents has also positively contributed to the Company's growth.

     Dissatisfaction with our revenue growth to date has led us to restructure and refocus our marketing and sales efforts. Efforts are now under way to further develop new corporate accounts and channel partnerships that have the ability to generate substantial revenue for BestNet. We are also launching new services to existing and new accounts and engaging in targeted marketing where we believe our value proposition is substantial. We have also begun targeting users aggressively in Europe with the launch of www.Bestnetcall.de , our Bestnetcall site translated in German.

     In support of our sales efforts to corporate accounts, we developed and ran an article in Business Week Magazine's technology advertorial section. Our article explained the value proposition of Bestnetcall. The article ran the week of March 31st and we are monitoring the results very closely.

     Cost of revenues decreased substantially for the three and six month periods ended February 28, 2003, as compared to the same periods in fiscal 2002. BestNet network maintenance and management is having the positive effect on our costs as anticipated. We have made significant strides in lowering our cost of revenues as a percent of revenues. For the three and six month periods ended February 28, 2003, cost of revenues as a percent of revenues decreased to 88.4% and 91.5% respectively as compared to 128.7% and 167.1%, respectively for the same periods in fiscal 2002. We are now focusing our cost reduction efforts on general and administrative expenses.

     During the three month period ended February 28, 2003, we took further steps to reduce our costs and accelerate achievement of breakeven. We signed a new three-year contract for web hosting services and have completed the transition. To date, improved speed and reliability have been seen on our website. Over the three year life of the contract we expect to realize cost savings of over $110,000. This contract includes the purchase of new equipment and transition expenses. During this period, we also invested in an upgrade to our database hardware. This was done to enable us to serve the continuously increasing number of clients on our network with a high lever of speed and performance.

     General and administrative costs increased for the three and six month periods ended February 28, 2003, as compared to the same periods in fiscal 2002. The principle driver of this increase included legal fees associated with actions taken against Softalk. In an effort to contain these costs, we have consolidated office locations, in-sourced our investor relations function and are making select reductions in payroll expense. For the three months ended February 28, 2003, payroll expense has decreased by 9% as compared to the same period in fiscal 2002. We have also successfully increased our Canadian calling rates to recover the commodity taxes we must collect and remit to Canadian taxing authorities.

     Effective January 13, 2003, the Company relocated its Toronto office and personnel to a new location. We are now sub-leasing our office space from the same company that we use to co-locate our network equipment. This move will allow us to reduce our T-1 and connectivity costs. In addition, travel time and costs to the co-location facility will be eliminated.

BUSINESS OF BESTNET AND SUBSIDIARIES

OVERVIEW

     BestNet is a facilities-based, global communication solutions provider. Our patented, proprietary technology uses widely available Internet access to control, enable, and manage voice communications over the public switched telecommunication network ("PSTN"). BestNet is a product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based Internet telephony software applications that control, manage and enable global telecommunications services. We are presently focusing substantially all of our financial and other resources on developing, marketing, licensing and selling our Internet-based telecommunications applications, technologies and services to corporate and residential clients worldwide. We market our Internet telephony services to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this Report, we have approximately 13,000 clients, making calls from 142 countries and calling to 198 countries.

     Our flagship product, Bestnetcall, is the industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global internet access and the public switched telephone network ("PSTN") via our internet website at Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall."

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

BESTNET SOLUTIONS

     Users of our Bestnetcall services are able to perform the following functions by accessing our website at www.Bestnetcall.com:

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

     Following the completion of a telephone call, the total cost for that call can be viewed on the caller's online account. Call detail records may be printed or copied to Microsoft Word or Microsoft Excel applications. The Bestnetcall service also includes features such as speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via our website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

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

     *    Mid-sized to SOHO Business (Small Office Home Office)

     *    Marketing and Channel Partners

     *    Reseller, VAR and Integrators

     *    Technology and Telecommunications Consultants

     *    Consumers

     Our marketing efforts are targeted at clients in key geographic areas of the world that regularly utilize international long distance and conference calling services. Our present marketing efforts are focused primarily on the following geographic regions:

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

     Our marketing efforts seek to emphasize the following advantages:

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

     We use the Internet to enable, control and manage the public switch telephone network calls accessed from our central offices in New York and Toronto. Accordingly, our technology allows us to bring the best wholesale long distance rates, which are in the U.S., to our clients anywhere in the world. We can offer access to global markets including direct access to North American business and consumer markets to any carrier worldwide wishing to connect to our switches in the U.S. and Canada.

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

     The growth and universal acceptance of the Internet is creating new opportunities for BestNet, where its core technology can be leveraged in unique and creative ways. Our patented technology allows us to provide a highly efficient interface, linking traditional circuit switched networks (PSTN) with the global access of the Internet. Our goal is to make access to our long distance and conference network as transparent as possible, using a variety of interfaces and devices. For enterprise markets, this could include integration into CRM applications, company Intranets, websites, PBX systems and IP devices. For personal users, the BestNet application can be easily integrated into Internet appliances, PDA's, and mobile devices, using technology such as WAP, SMS or instant messaging as a conduit to BestNet's network.

     We intend to further develop our core network to be a universal interface, where intelligence and functionality can easily be added to the front-end, without having to modify its core database and call control functionality. As an example, this universal interface can be a platform where third parties, using industry compliant standards, develop customized web-based services such as foreign currency billing and directories that are localized for specific customers, or foreign markets.

     In fiscal 2003, we plan to introduce a variety of new services and product enhancements - all based on our core technology platform. These new services and products include the following:

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

     * Call-enabled websites / banners - Similar in operation to the Call Button - the underlying technology can be used to enable a web visitor to click on an icon, or a banner to initiate a call. For example, a sales organization can have an icon on its website, inviting foreign customers to initiate a toll-free call to the sales organization's call center. We believe the market potential for this application is promising: According to Datamonitor, e-retailers will spend $460 million on e-service solutions. In addition, Forrester Research has reported that 67% of online transactions are aborted because of poor interactivity. BestNet's technology is an ideal solution to poor interactivity and inefficient access to customer service

     * Mobile Access--Recognizing the enormous growth in the mobile market and wide-scale adoption of data-communication, such as SMS and WAP. BestNet intends to introduce services specific to the needs of the mobile market. SMS (short messaging service), which was introduced to allow simple user-to-user communication, can be an efficient communication medium to BestNet's network. Text messaging has caught fire in Europe and Asia. The U.S market is lagging behind, but is poised to catch-up. According to Mobile Lifestreams, monthly SMS volume will reach 62.4 billion minutes by the end of the year.

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

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2003, the Company had cash of $136,522. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

     On March 30, 2003, the Company completed a private placement of units, which resulted in the raising of $916,620 in working capital. This combined with the return of various vendor deposits and the Senior Notes of $150,000 has substantially increased working capital available to the Company.

     As of March 31, 2003, the Company believes, with the funds raised and the cost cutting measures it has taken, that it has working capital sufficient to fund the Company's operations for at least the next six months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, will continue to be a focus for the Company. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

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

     These policies include, but are not limited to, the carrying value of the Softalk license fee, which is dependant upon future profitable operations; and the ultimate resolution of the note receivable from Softalk. Both of these items may be affected by the pending arbitration proceeding with Softalk, as discussed in Part II, Item1. Legal Proceedings.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2003, TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2002.

REVENUES

     Revenues increased to $316,628 for the three-month period ended February 28, 2003, compared to $233,417 for the comparable period in fiscal 2002. Current period revenues were derived from customer usage of the Bestnetcall service.

     Revenues increased to $620,659 for the six-month period ended February 28, 2003, compared to $423,038 for the comparable period in fiscal 2002. Current period revenues were derived from customer usage of the Bestnetcall service.

COST OF REVENUES

     Cost of revenues decreased to $280,031 for the three-month period ended February 28, 2003, from $300,353 for the comparable period in fiscal 2002. The decrease in cost of revenues is attributable to our assumption of the network monitoring and maintenance functions related to our infrastructure and application programs which were previously provided by Softalk. The affect of this change is now fully reflected in our financial results. Current period costs consisted of long distance charges from carriers, costs associated with our points-of-presence in New York and Toronto, and maintenance of the Bestnetcall websites. The effect of our web hosting contract has not yet been realized and is therefore not reflected in our results of operations.

     Cost of revenues decreased to $567,794 for the six-month period ended February 28, 2003, from $706,790 for the comparable period in fiscal 2002. The decrease in cost of revenues is attributable to BestNet taking over network monitoring and maintenance of its infrastructure and application programs from Softalk, the former provider of such services and this change is now fully reflected in our results. Current period costs consisted of long distance charges from carriers, costs associated with our points-of-presence in New York and Toronto, and maintenance of the Bestnetcall websites. The effect of our new web hosting contract is yet to be reflected in these results.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $484,763 for the three-month period ended February 28, 2003, from $408,528 for the comparable period in fiscal 2002. Payroll and related expenses decreased to $212,901 for the three-month period ended February 28, 2003, from $235,038 for the comparable period in fiscal 2002 reflecting our select reduction in payroll expense. Legal and professional fees increased to $129,540 for the three-month period ended February 28, 2003, from $35,753 for the comparable period in fiscal 2002 due primarily to the arbitration proceedings against Softalk, Inc. Sales and commodity taxes increased to $3,702 for the three-month period ended February 28, 2003, from $0 for the comparable period in fiscal 2002 due to the collection and remittance of Canadian commodity taxes.

     General and administrative expenses increased to $1,178,351 for the six-month period ended February 28, 2003, from $872,808 for the comparable period in fiscal 2002. Payroll and related expenses increased to $432,187 for the six-month period ended February 28, 2003, from $399,359 for the comparable period in fiscal 2002 due to the hiring of additional executive management. This increase was partially offset by a decrease in rent expense to $52,607 for the six-month period ended February 28, 2003, from $77,894 for the comparable period in fiscal 2002 due primarily to the termination of the Company's Tucson, Arizona office lease. Legal and professional fees increased to $401,069 for the six-month period ended February 28, 2003, from $222,742 for the comparable period in fiscal 2002 due primarily to the arbitration proceedings against Softalk, Inc. Sales and commodity taxes increased to $24,806 for the six-month period ended February 28, 2003, from $0 for the comparable period in fiscal 2002 due to the Company filing a voluntary disclosure of tax with Canadian taxing authorities and the collection and remittance of Canadian commodity taxes.

     We are taking further aggressive actions to reduce our general and administrative expenses and expect to realize the effect of such actions in future reporting periods.

DEPRECIATION AND AMORTIZATION EXPENSES.

     Depreciation and amortization expenses decreased to $557,763 for the three-month period ended February 28, 2003, from $572,787 for the comparable period in fiscal 2002. This decrease was due to some assets becoming fully depreciated during the year ended August 31, 2002.

     Depreciation and amortization expenses decreased to $1,114,219 for the six-month period ended February 28, 2003, from $1,147,950 for the comparable period in fiscal 2002. This decrease was due to some assets becoming fully depreciated during the year ended August 31, 2002.

INTEREST INCOME

     Interest income increased to $700 for the three-month period ended February 28, 2003, from $182 for the comparable period in fiscal 2002 due primarily to a larger average cash balance in the Company's money market account.

     Interest income increased to $1,610 for the six-month period ended February 28, 2003, from $1,078 for the comparable period in fiscal 2002 due primarily to a larger average cash balance in the Company's money market account.

INTEREST AND FINANCE CHARGES

     Interest and finance charges increased to $211,737 for the three-month period ended February 28, 2003, from $0 for the comparable period in fiscal 2002. The interest expense is attributable to the Company's issuance and conversion of short term convertible notes in connection with its financing transactions closed in this fiscal year.

     Interest and finance charges increased to $417,525 for the six-month period ended February 28, 2003, from $0 for the comparable period in fiscal 2002. The interest expense is attributable to the Company's issuance and conversion of short term convertible notes in connection with its financing transactions closed in this fiscal year.

PREFERRED DECLARED AND DEEMED DIVIDENDS

     Dividends on our outstanding shares of Series B Preferred Stock decreased to $0 for the six-month period ended February 28, 2003, from $956,436 for the comparable period in fiscal 2002. The outstanding shares of Series B Preferred Stock were redeemed on September 28, 2001. The accrued dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the Series B Preferred shares was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The issuance of those warrants resulted in a deemed dividend in the amount of $141,750. The Company also recorded a deemed dividend of $665,487 resulting from a conversion premium granted on its redemption of the Series B Preferred Stock.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accrue at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. The beneficial conversion feature of the Series C Preferred stock resulted in a deemed dividend of approximately $125,000 and a charge to retained earnings in the first quarter of fiscal 2002. Dividends on the Series C Preferred Stock totaled $11,946 for the six-month period ended February 28, 2002.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements. In September 2002, we obtained a court order/injunction requiring Softalk to make their best efforts to monitor and maintain our communication network during a commercially reasonable transition period. Softalk failed to comply with this court order/injunction and, instead, responded by making allegations of its own against BestNet. We believe Softalk's allegations are without merit. We are properly responding to Softalk's allegations and asserting our rights under the present agreements with Softalk. We have moved under our contractual agreements to resolve matters in arbitration proceedings with Softalk. During October 2002, we sought to have Softalk stop support and shut down various competitive websites, including InternetOperator.com, using BestNet proprietary intellectual property developed for BestNet by Softalk. We sought in arbitration immediate injunctive relief via the shutdown of these websites. This relief was not granted on an immediate basis due to the complexity of the issues involved and remains to be resolved as part of the overall arbitration proceedings, which are ongoing. We continue to pursue all of the rights under the agreements in place between BestNet and Softalk, and at law. The arbitration process with Softalk, Inc. is presently ongoing. We have developed and filed motions specifically outlining our claims and relief sought. We are now in the discovery phase of this process. We are working aggressively to drive this arbitration to a successful completion as soon as possible.

ITEM 2. CHANGES IN SECURITIES

     On February 25, 2003, the Company completed a financing transaction consisting of the issuance of $150,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes due March 27, 2003 (the "Senior Notes") and 50,000 shares of its common stock. The Company may extend the due date of the Senior Notes by up to thirty (30) days, upon 10 days prior written notice to the holder and issuance and delivery to the holder of 3,750 shares of common stock. The Company has extended the maturity date of the Senior Notes for an additional 30 days effective March 27, 2003.

     No payment, including any prepayment, may be made on these Senior Notes unless payments are made pari passu on each of the outstanding Senior Notes. Each holder of the notes may elect to convert the amount outstanding there-under including accrued interest into fully paid Unites of the Company's securities at a conversion price equal to $0.30 per Unit. Each Unit consists of three (3) shares of the Company's common stock; one (1) share of the Company's Series A Preferred Stock; a three-year warrant to purchase an additional share of common stock at an exercise price of $0.30 per share. The beneficial conversion feature associated with the notes resulted in an additional discount to the notes of $150,000, which has been recorded to additional paid-in-capital at the time the notes were issued and is being charged to interest expense over the life of the notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

Commodity Taxes

     During the fiscal quarter ended November 30, 2002, the Company's management team conducted a review of its operations in Canada. Management looked at its operations relative to the national Goods and Services Tax (GST) and Harmonized Sales Tax (HST) as well as the provincial Ontario Retail Sales Tax (ORST). Based on our current operations, we determined that commodity taxes were due and payable to Canada. During the first quarter of fiscal 2003, the Company made payments totaling $17,281 as part of a voluntary disclosure of tax for both GST, HST and PST which includes accrued interest expense. For the six months ended February 28, 2003, the Company has collected and remitted $7,525 in such taxes.

     In light of our findings, we have subsequently increased our rates to cover these costs. In addition, we have applied for and received both a Resellers and Class A license for our Canadian operations. The Company does not foresee a significant revenue or cost impact as a result of our voluntary disclosure of these taxes.

     We will continue to monitor the taxation and regulatory situation relative to the services we offer in any and all countries we operate. We will continue to comply fully to laws applicable to our services and applications.

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

ITEM 7. EXHIBITS AND REPORTS ON FORM 8K

     a)   Exhibits.

          NUMBER                  DESCRIPTION OF FILING                   METHOD
          ------                  ---------------------                   ------
           10.1     Form of Senior Secured Convertible Promissory Note       *
           99.1     Section 906 Certification of Robert A. Blanchard
                      and Paul H. Jachim                                     *

          *    Filed herewith.

     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2003                   BESTNET COMMUNICATIONS CORP.


                                        By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Robert A. Blanchard, President
                                            and Chief Executive Officer


                                        By: /s/ Paul H. Jachim
                                            ------------------------------------
                                            Paul H. Jachim, Chief Operating
                                            Officer and Chief Financial Officer

                                 ACKNOWLEDGEMENT

     I, Robert A. Blanchard, President and Chief Executive Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed the Quarterly Report on Form 10-QSB for the three and six month periods ended February 28, 2003 (the "Report");

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


Dated: April 14, 2003

By: /s/ Robert A. Blanchard
    --------------------------------------
    Robert A. Blanchard
    President and Chief Executive Officer

                                 ACKNOWLEDGEMENT

     I, Paul H. Jachim, Chief Financial Officer and Chief Operating Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed the Quarterly Report on Form 10-QSB for the three and six month periods ended February 28, 2003 (the "Report");

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

Dated: April 14, 2003

By: /s/ Paul H. Jachim
    --------------------------------------
    Paul H. Jachim
    Chief Financial Officer and Chief
    Operating Officer