Form 10QSB
period 2003-05-31
BESTNET COMMUNICATIONS CORP
filed 2003-07-15
CIK 799694

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended May 31, 2003

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


As of June 23, 2003, there were 29,948,104 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                                                                                         PAGE
                                                                                                         ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets -- May 31, 2003(unaudited) and August 31, 2002                       3

Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2003 and 2002           4

Condensed Consolidated Statements of Operations for the Nine Months Ended May 31, 2003 and 2002            5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2003 and 2002           6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2003 and 2002            7

Notes to Condensed Consolidated Financial Statements -- May 31, 2003                                       8

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Operations Overview                                                                                        11

Business of BestNet and Subsidiaries                                                                       12

Liquidity and Capital Resources                                                                            17

Critical Accounting Policies                                                                               17

Results of Operations                                                                                      19

Inflation                                                                                                  21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                                                  22

ITEM 2. Changes in Securities                                                                              22

ITEM 3. Defaults upon Senior Securities                                                                    22

ITEM 4. Submission of Matters to a Vote of Security Holders                                                22

ITEM 5. Other Information                                                                                  23

ITEM 6. Controls and Procedures                                                                            23

ITEM 7. Exhibits and Reports on Form 8-K                                                                   23

SIGNATURES                                                                                                 24

Acknowledgements                                                                                           25

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MAY 31,         AUGUST 31,
                              ASSETS                                     2003              2002
                                                                     ------------      ------------
                                                                       (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                         $    607,424      $    351,784
   Certificate of deposit                                                      --            22,773
   Accounts receivable, less allowance of
      $387 and $7,826                                                      63,875            72,844
   Prepaid expenses and other current assets                               53,213            71,801
                                                                     ------------      ------------
      Total current assets                                                724,512           519,202

Property and equipment, net of accumulated
   depreciation of $2,969,931 and $2,335,732                            1,081,041         1,625,348
License fee, net of accumulated amortization
   of $4,966,841, and $3,930,258                                        4,707,927         5,744,510
Note receivable from Softalk                                            1,569,608         1,508,043
Deposits and other assets                                                 100,237           103,297
                                                                     ------------      ------------

          Total assets                                               $  8,183,325      $  9,500,400
                                                                     ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

                           LIABILITIES

Current Liabilities:
   Accounts payable and accrued expenses                             $    821,152      $    700,270
   Notes payable, net of discount of $209,097 and $96,875                 455,903           203,125
   Deferred interest income                                               190,888           129,323
   Deferred revenue                                                        12,627            13,407
                                                                     ------------      ------------
      Total current liabilities                                         1,480,570         1,046,125

Long-Term Liabilities:
   Capital Lease                                                           14,343                --
                                                                     ------------      ------------
      Total long-term liabilities                                          14,343                --
                                                                     ------------      ------------

          Total liabilities                                             1,494,913         1,046,125
                                                                     ------------      ------------

Series A Convertible Preferred Stock and Warrants                         420,216                --

                              STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 50,000,000 shares
authorized; 29,948,104 and 16,530,005 shares issued and
   outstanding                                                             29,948            16,530
Additional paid-in capital                                             33,860,988        31,041,961
Accumulated deficit                                                   (27,622,740)      (23,488,980)
Common stock subscribed, underlying common shares of 0 and
   1,866,842                                                                   --           884,764
                                                                     ------------      ------------

          Total stockholders' equity                                    6,268,196         8,454,275
                                                                     ------------      ------------

          Total liabilities and stockholders' equity                 $  8,183,325      $  9,500,400
                                                                     ============      ============

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

                                                                   2003              2002
                                                               -----------       -----------
                                                               (UNAUDITED)       (UNAUDITED)
Revenues:                                                      $   387,769       $   296,641
                                                               -----------       -----------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                         346,181           279,778
   General and administrative expenses                             371,855           546,660
   Depreciation and amortization                                   556,562           572,278
                                                               -----------       -----------
          Total expenses                                         1,274,598         1,398,716
                                                               -----------       -----------

          Loss from operations                                    (886,829)       (1,102,075)
                                                               -----------       -----------
Other income (expense):
   Interest income                                                   1,876               890
   Interest and finance charges                                   (308,724)         (205,296)
   Preferred stock conversion penalty                                   --            (3,749)
   Foreign asset tax expense                                            --               (50)
   Loss on sale of assets                                               --              (257)
   Other (expense) income                                           (2,073)              600
                                                               ------------      -----------

          Total other expense                                     (308,921)         (207,862)
                                                               -----------       ------------

          Loss from continuing operations                       (1,195,750)       (1,309,937)

Discontinued Operations
   Operating income  from discontinued operations                       --               323
   Loss on sale of discontinued operations                              --              (332)
                                                               -----------       ------------

          Loss from discontinued operations                             --                (9)
                                                               -----------       ------------

          Loss from operations                                  (1,195,750)       (1,309,946)
                                                               -----------       -----------

Preferred stock dividends                                          265,006             1,540
                                                               -----------       -----------

Loss available to common shareholders                          $(1,460,756)      $(1,311,486)
                                                               ===========       ===========
Loss per common share, basic and diluted
          Continuing operations                                $      (.06)      $      (.08)
          Discontinued operations                                       --              (.00)
                                                               -----------       ------------

                                                               $      (.06)      $      (.08)
                                                               ===========       ===========
Weighted average number of shares outstanding,
   basic and diluted                                            26,103,580        16,289,189
                                                               ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002

                                                                   2003              2002
                                                               -----------       -----------
                                                               (UNAUDITED)       (UNAUDITED)
Revenues:                                                      $ 1,008,428       $   719,679
                                                               -----------       -----------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                         913,975           986,567
   General and administrative expenses                           1,550,206         1,419,468
   Depreciation and amortization                                 1,670,781         1,720,229
                                                               -----------       -----------
          Total expenses                                         4,134,962         4,126,264
                                                               -----------       -----------

          Loss from operations                                  (3,126,534)       (3,406,585)
                                                               -----------       -----------
Other income (expense):
   Interest income                                                   3,486             1,968
   Interest and finance charges                                   (726,250)         (205,296)
   Preferred stock conversion penalty                              (17,847)           (3,749)
   Foreign asset tax expense                                            --           (30,050)
   Gain on sale of assets                                               --               958
   Other (expense) income                                           (1,609)            1,452
                                                               ------------      -----------

          Total other expense                                     (742,220)         (234,717)
                                                               -----------       ------------

          Loss from continuing operations                       (3,868,754)       (3,641,302)

Discontinued Operations
   Operating loss  from discontinued operations                         --            (3,623)
   Loss on sale of discontinued operations                              --              (332)
                                                               -----------       ------------

          Loss from discontinued operations                             --            (3,955)
                                                               -----------       -----------

          Loss from operations                                  (3,868,754)       (3,645,257)
                                                               -----------       -----------

Preferred stock dividends                                          265,006           957,976
                                                               -----------       -----------

Loss available to common shareholders                          $(4,133,760)      $(4,603,233)
                                                               ===========       ===========
Loss per common share, basic and diluted
          Continuing operations                                $      (.19)      $      (.30)
          Discontinued operations                                       --              (.00)
                                                               -----------       ------------

                                                               $      (.19)      $      (.30)
                                                               ===========       ===========
Weighted average number of shares outstanding,
   basic and diluted                                            21,332,028        15,149,588
                                                               ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

                                                                        2003            2002
                                                                    -----------     -----------
Operating activities:
   Loss from operations                                             $(1,195,750)    $(1,309,946)
      Plus: loss from discontinued operations                                --              (9)
                                                                    -----------     -----------

      Loss from continuing operations                                (1,195,750)     (1,309,937)
                                                                    -----------     -----------

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                        555,562         572,279
   Gain on sale of fixed assets                                              --             257
   Non-cash transactions                                                298,002         355,108
   Changes in assets and liabilities:
      Accounts receivable                                               (13,274)        (13,302)
      Prepaid expenses and other current assets                          40,425           9,304
      Deposits and other assets                                         (18,733)        (34,610)
      Accounts payable and accrued expenses                              35,672         (20,412)
      Deferred revenue                                                    1,468           1,703
                                                                    -----------     -----------
          Net cash used in operating activities from
             continuing operations                                     (296,628)       (439,610)
                                                                    -----------     -----------
          Net cash provided by operating activities from
             discontinued operations                                         --             323
                                                                    -----------     -----------

          Net cash used in operating activities                        (296,628)       (439,287)
                                                                    -----------     -----------
Investing activities:
   Purchase of property and equipment                                   (42,008)         (2,068)
   Cash received from sale of property and equipment                         --             150
                                                                    -----------     -----------
          Net cash used in investing activities from
             continuing operations                                      (42,008)         (1,918)
                                                                    -----------     -----------
          Net cash provided by investing activities from
             discontinued operations                                         --             300
                                                                    -----------     -----------

          Net cash used in investing activities                         (42,008)         (1,618)
                                                                    -----------     -----------
Financing activities:
   Proceeds from issuance of notes payable                                   --         800,000
   Repayment of notes payable                                           (21,425)             --
   Increase in capital lease payable                                     15,704              --
   Principal payments on capital lease obligation                        (1,361)             --
   Proceeds from sale of units                                          816,620              --
   Proceeds from the sale of common stock                                    --         225,905
                                                                    -----------     -----------

          Net cash provided by financing activities                     809,538       1,025,905
                                                                    -----------     -----------

          Net increase in cash                                          470,902         585,000

Cash and cash equivalents, beginning of period                          136,522          18,754
                                                                    -----------     -----------

Cash and cash equivalents, end of period                            $   607,424     $   603,754
                                                                    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002

                                                                       2003            2002
                                                                    -----------     -----------
                                                                    (UNAUDITED)     (UNAUDITED)
Operating activities:
   Loss from operations                                             $(3,868,754)    $(3,645,257)
      Less: loss from discontinued operations                                --          (3,955)
                                                                    -----------     -----------

      Loss from continuing operations                                (3,868,754)     (3,641,302)
                                                                    -----------     -----------

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                      1,670,781       1,720,229
   Gain on sale of fixed assets                                              --            (958)
   Non-cash transactions                                                695,797         447,981
   Changes in assets and liabilities:
      Accounts receivable                                                 8,969         (44,378)
      Prepaid expenses and other current assets                          18,588           4,856
      Deposits and other assets                                           3,060         (77,817)
      Accounts payable and accrued expenses                             120,882         469,132
      Deferred revenue                                                     (780)          1,633
                                                                    -----------     -----------
          Net cash used in operating activities from
             continuing operations                                   (1,351,457)     (1,120,624)
                                                                    -----------     -----------
          Net cash used in operating activities from
             discontinued operations                                         --          (4,240)
                                                                    -----------     -----------

          Net cash used in operating activities                      (1,351,457)     (1,124,864)
                                                                    -----------     -----------

Investing activities:
   Purchase of property and equipment                                   (89,891)       (186,945)
   Cash received from sale of property and equipment                         --          12,649
   Cash received for certificate of deposit                              22,773              --
   Repayment of notes receivable from related parties                        --          15,440
                                                                    -----------     -----------
          Net cash used in investing activities from
             continuing operations                                      (67,118)       (158,856)
                                                                    -----------     -----------
          Net cash provided by investing activities from
             discontinued operations                                         --             300
                                                                    -----------     -----------

          Net cash used in investing activities                         (67,118)       (158,556)
                                                                    -----------     -----------

Financing activities:
   Proceeds from issuance of notes payable                              871,250         800,000
   Repayment of notes payable                                           (56,250)             --
   Increase in capital lease payable                                     15,704              --
   Principal payments on capital lease obligation                        (1,361)             --
   Proceeds from sale of units                                          816,620              --
   Proceeds from the sale of common stock                                    --         225,905
   Proceeds from exercise of stock options                               28,252          68,751
   Proceeds from the issuance of Series C Convertible
     Preferred Stock                                                         --         507,000
                                                                    -----------     -----------

          Net cash provided by financing activities                   1,674,215       1,601,656
                                                                    -----------     -----------

          Net increase in cash                                          255,640         318,236

Cash and cash equivalents, beginning of period                          351,784         285,518
                                                                    -----------     -----------

Cash and cash equivalents, end of period                            $   607,424     $   603,754
                                                                    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2002, included in its Form 10-KSB for such fiscal period.

     Operating results for the three and nine month periods ended May 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003.

     The condensed consolidated financial statements include the accounts of BestNet Communications Corp. (collectively "the Company") and its wholly owned subsidiaries, Interpretel, Inc. ("Interpretel"), Telplex International Communications, Inc. ("Telplex") and BestNetravel, Inc. All material intercompany balances and transactions have been eliminated.

     On June 10, 2002, the Company decided to discontinue the travel portion of its business. The discontinuation of its travel segment has been recorded separately in the accompanying unaudited condensed consolidated financial statements and discontinued operations.

     Unless the context indicates otherwise, the terms "BestNet," the "Company," "we," "us" or "ours," refer to BestNet and its subsidiaries.

NOTE 2 -- PER SHARE DATA

     Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations include current shares outstanding and those included in the Unit offering completed on March 30, 2003 (See note 4).

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     The Company is in the business of providing communication solutions to its customers using the network infrastructure and applications it owns. Softalk, Inc. ("Softalk"), a privately owned Ontario, Canada Corp., is a significant shareholder of the Company.

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements with Softalk. As of the date of this report, these actions include a court order/injunction requiring Softalk to use its best efforts to monitor and maintain our communications network. We also moved to resolve matters under our contractual agreements with Softalk pursuant to arbitration proceedings. During the second quarter of fiscal 2003, both parties, without prejudice, agreed to enter a mediation process to try and resolve the various disputes between us. The mediation process is continuing. The Company is pursuing all remedies to defend, recover and realize all balances outstanding from Softalk. However, at this time, it is too early in the process to determine an outcome.

     On August 6, 1999, we entered into a loan facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock, issuable to the Company in consideration of the repayment of the full $2 million, is equal to ten percent (10%) of the value of Softalk at the time of repayment. Based on the fact that the loan facility is past due and the Company is currently in arbitration with Softalk, the Company is deferring interest income on the loan facility and will recognize the interest income at the time it is realized. At May 31, 2003 and August 31, 2002, deferred interest income related to this loan facility was $190,888 and $129,323, respectively.

     At May 31, 2003, the outstanding balance of the loan was $1,569,608. The loan is due and payable at any time upon demand by the Company under the terms of the loan agreement.

     At May 31, 2003, the Company had total amounts due to Softalk for contracted services included in accounts payable of $454,050.

NOTE 4 -- UNIT OFFERING

     On March 30, 2003, the Company completed the private placement of units ("Units") pursuant to the terms of a Unit Purchase Agreement with accredited investors, resulting in gross proceeds to the Company of approximately $917,000. In conjunction with this offering, the Company incurred approximately $100,000 in costs directly associated with the private placement. The Company issued an aggregate of 3,563,593 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c)one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. In addition, the Series A Convertible Preferred Stock and the warrants included in the Unit offering are not convertible or exercisable until an increase in the number of authorized common shares is approved by the Company's shareholders.

NOTE 5 -- NOTES PAYABLE

Senior Secured Convertible Notes Payable

     On February 25, 2003, the Company completed a financing transaction consisting of the issuance of $150,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes due March 27, 2003 (the "Senior Notes"). The Company has extended the due date of the Senior Notes for an additional 30 days to April 26, 2003. In accordance with the terms of the note agreement, the Company issued 7,500 shares of common stock to the holders of the Senior Notes for this extension. The principal plus accrued interest of $2,458 of the Senior Notes were converted into 508,194 fully paid Units on April 24, 2003.

     During the quarter ended May 31, 2003, the Company recorded interest expense of $130,645 resulting from the amortization of the Senior Note discounts.

Convertible Notes Payable

     On September 26, 2002, the Company entered into a Note and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The convertible notes have a term of 1-year and bear interest at a rate of 6% per annum. The principal amount outstanding under each convertible note, together with accrued interest is convertible into shares of common stock of the Company at the election of the holder at a conversion price equal to one share of common stock for each $1.00 of principal and interest converted. Interest is payable quarterly. As of May 31, 2003, $6,761 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses on the accompanying balance sheets. In addition, a warrant to purchase one additional share of the Company's common stock at $1.50 was issued for each $2.00 invested.

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

     As of May 31, 2003, the principal balance and unamortized discount related to the above notes was $665,000 and $209,097, respectively. For the three and nine month periods ended May 31, 2003, the Company recorded interest expense of $163,025 and $403,676 respectively, resulting from the amortization of the discounts on the notes payable.

Note Payable

     On September 17, 2002, the Company entered into a note payable agreement to finance $56,250 of directors and officer's insurance premiums. The note bears interest at a rate of 7.50% per annum and is due in eight monthly installments of $7,230 beginning on October 17, 2002. This note was paid in full in May 2003.

NOTE 6 -- RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to the May 31, 2002 financial statements to conform to the May 31, 2003 classifications. The amount reported as preferred stock dividends for the six months ended May 31, 2002 has been restated (increased) to include $665,487 related to the fair value of the Company's common stock that was issued to the former holder of the Company's Series B Preferred Stock as a premium for the conversion of the Series B Preferred Stock. The preferred stock dividends recorded in the nine month period ended May 31, 2002 have also been restated (increased) to include an additional $83,333 related to the beneficial conversion feature of the Series C Preferred Stock issuance. The amount reported as interest income in the three and nine month periods ended May 31, 2002 has been restated (decreased) to exclude $21,336 and $107,676, respectively, related to interest recognized and accrued on the Softalk loan facility. Based on the fact that the loan facility was past due as of September 1, 2001, the Company is deferring interest income on the loan facility and will recognize the interest income at the time it is realized. These adjustments were reflected in the Company's audited financial statements for the year ended August 31, 2002, but relate to fiscal 2002 first and second quarter activity.

     The effect of these restatements was to increase preferred stock dividends from $209,156 to $957,976 and to decrease interest income from $109,644 to $1,968. These restatements increased the loss per common share from continuing operations from $0.25 to $0.30 for the nine months ended May 31, 2002.

NOTE 7 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2003. Management has been successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce its working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation. Notwithstanding the forthcoming maturity of convertible notes due September 26, 2003, management believes current funds will be sufficient to fund working capital for the next five months.

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

     ALL REFERENCES TO "WE," "OUR," "US," OR "BESTNET REFER TO BESTNET COMMUNICATIONS CORP. AND ITS SUBSIDIARIES.

     THIS REPORT SHOULD BE READ IN CONJUNCTION WITH OUR ANNUAL REPORT ON FORM 10KSB FOR THE FISCAL YEAR ENDED AUGUST 31, 2002.

OPERATIONS OVERVIEW

     Revenues for the three-month period ended May 31, 2003 increased by 31% over the comparable period in fiscal 2002. More significantly, the Company decreased its cash used in current operations by 62% as measured by EBITDA, during the same comparative periods. Revenues for the nine-month period ended May 31, 2003 increased 40% compared with the nine-month period ended May 31, 2002. The Company continues to work aggressively to grow revenue in conjunction with reducing operating cash consumption.

     One of the key areas of the Company's sales focus over the nine-month period ended May 31, 2003 has been corporate accounts. As a result of these efforts, the Company has added over 350 new corporate accounts since September 1, 2002. Included in this list of new users are: Korn/Ferry International, Herbalife, Coldwell Banker, EDS, DecisonPoint International, First Pacific Financial, and Fujitsu-Siemens.

     Recently, the Company also announced the opening of a new European Sales and Customer Support Office located at the St. John's Innovation Centre, Cowley Road, CB4 0WS, Cambridge, United Kingdom. This launch is the first in a series to be implemented during the upcoming months to further the growth of BestNet. From this new location, the Company will be introducing new applications specifically for European customers and will next target Asia, as it is the Company's intention to continue to other areas of the world once qualified personnel are found to lead these operations.

     Cost of revenues decreased substantially, as a percent of revenues, for the three and nine month periods ended May 31, 2003, as compared to the same periods in fiscal 2002. Performance of our own network maintenance and management continues to have a positive effect on our costs as anticipated. For the three and nine-month periods ended May 31, 2003, cost of revenues as a percent of revenues decreased to 89.3% and 90.6% respectively as compared to 94.3% and 137.1%, respectively for the same periods in fiscal 2002. We believe further reductions are possible and needed and we are focusing appropriate resources to achieve our goal of reducing cost of revenues to 65% to 70%.

     General and administrative costs continue to be a focus and we continue to achieve improved results. General and administrative costs decreased by 32% for the three-month period ended May 31, 2003, as compared to the same period in fiscal 2002. In addition, general and administrative costs decreased 23% for the three month period ended May 31, 2003, as compared to the previous three-month period ended February 28, 2003. Reducing the monthly amount of cash consumed by current operations, while still investing to grow the business substantially is our continuing focus. We continue to work to surpass breakeven as quickly as possible.

BUSINESS OF BESTNET AND SUBSIDIARIES

OVERVIEW

     BestNet is a facilities-based, global communication solutions provider. Our patented, proprietary technology uses widely available Internet access to control, enable, and manage voice communications over the public switched telecommunication network ("PSTN"). BestNet is engaged in product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based Internet telephony software applications that control, manage and enable global telecommunications services. We are presently focusing substantially all of our financial and other resources on developing, marketing, licensing and selling our Internet-based telecommunications applications, technologies and services to corporate and residential clients worldwide. We market our Internet telephony services to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this report, we have approximately 13,000 clients, making calls from 142 countries and calling to 198 countries.

     Our flagship product, Bestnetcall, is the telecommunications industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global internet access and the public switched telephone network
("PSTN") via our Internet website at Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall."

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

BESTNET SOLUTIONS

     Users of our Bestnetcall services are able to perform the following functions by accessing our website at www.Bestnetcall.com:

     o    Register to use our Bestnetcall service

     o    Access and launch communication applications

     o    Access current rate tables and time zone charts

     o    Access a full suite of call management features

     o    Access customer service immediately via the Internet

     o    Maintain call account security

     o    Obtain real time billing detail

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

PRODUCT SUITE

Our Bestnetcall(TM) service includes the following suite of communication applications:

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

     BestNet EMAILCALL - Email Application

     Bestnetcall email application can be used from any email device such as Microsoft Outlook, Blackberry and cell phones to initiate calls. This technology uses simple commands sent by email to launch calls to any nearby phone, such as a pay phone, home phone or cell phone. Clients enter defined calling instructions to the destination of their choice. EmailCall has many convenience features, such as using your personal webCall directories and billing codes.

     BestNet SATCALL - Satellite Calls

     Bestnetcall has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls. This circuit provides our Bestnetcall service with the capability to complete calls to remote platforms such as ships, airplanes and oil rigs. Satellite calling is available through our www.Bestnetcall.com website.

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

     CLICKTOPHONE(TM) - A New Online Communication Tool

     BestNet created the ClicktoPhone voice application to bridge the virtual world of the web and electronic documents to the physical world of businesses, call centers and web marketing campaigns to add a voice telephone call to any electronic email, logo, ad, picture or banner. ClicktoPhone is unique to Internet related technologies in that it does not rely on any special software, hardware, retraining of staff, nor does it force users to talk over a PC. ClicktoPhone users talk using ordinary telephones and nothing else.

     Adaptable security options authorize only welcome calls and permits blocking of unwelcome calls. No caller-ID is passed; no origination or destination phone numbers are disclosed. The calling network is fully secure and safe.

     BestNet is offering ClicktoPhone service on a pay-for-usage basis, allowing individuals and companies to add voice applications to web sites, email, interactive marketing, and banner ads without capital investment.

MARKETING STRATEGIES

     We offer our Bestnetcall service through both direct sales and indirect sales channels. Our initial target markets include:

     o    Large Corporate / Enterprise Clients

     o    Internet Service Providers

     o    Mid-sized to SOHO Business (Small Office Home Office)

     o    Marketing and Channel Partners

     o    Reseller, VAR and Integrators

     o    Technology and Telecommunications Consultants

     o    Consumers

     Our marketing efforts are targeted at clients in key geographic areas of the world that regularly utilize international long distance and conference calling services. Our present marketing efforts are focused primarily on the following geographic regions:

     o    Europe

     o    Central and South America

     o    North America

     o    Asia Pacific

     o    Middle East

     o    Caribbean

DIRECT SALES

     Our direct sales activities are comprised of the following marketing and sales strategies designed to generate revenue and increase customer usage of our Bestnetcall service:

     o Web Channel - This method of marketing, which represents the majority of our revenue, consists of marketing all of our branded service offerings to individuals and businesses through a combination of Internet-based marketing and third party sales relationships.

     o Sales Calls - We call directly on potential clients whom we believe we can create value for, and where relationships are built to help establish a user base that has synergy with BestNet's product line.

     o Direct Mail and Email Solicitations - We send solicitation materials to pre-qualified potential users of our Bestnetcall service. These materials refer or link the potential user to www.Bestnetcall.com to facilitate activation of our Bestnetcall service. Recipients are invited to use the service or request more information. These direct mail or email solicitations are launched on a continuous basis currently by an in-house staff. Future direct mail initiatives will be launched using a combination of in-house resources and external resources.

     o Media Advertising and Promotion - We have initiated limited advertising in print and electronic media targeted at specific market segments in the form of national and international publications. We will consider additional initiatives such as advertising in specific trade publications and Internet advertising during Fiscal 2003 based on an analysis of the cost-effectiveness and results of these activities.

     o Public Relations Activities - We have a corporate communications and public relations strategy in place for developing a comprehensive communications program. This communications program includes initiating appropriate news releases, feature print articles in industry and trade specific publications, local print media and editorial support. Our Bestnetcom.com website is part of our overall public relations strategy.

INDIRECT SALES

     Our indirect sales efforts are centered on the following four types of organizations:

     o    Agent/Distributors  - We are  establishing  a global network of agents
          and   distributors   who  will  market  our   services  to   corporate
          organizations and consumers via private labeled Internet web sites.

     o Telecom Providers - The Bestnetcall services are being made available to other telecommunication providers, resellers, and Internet service providers for resale to their clients. These types of indirect sales organizations solicit through direct mail, email, fax, and direct sales calls by their personnel.

     o Professional Service Firms - Accounting firms, consultants, integrators and legal firms are being solicited to use our Bestnetcall service and to provide this service to their clients as a means of saving money.

     o Licensed Services Channel - Seek to offer a sub-licensed program through this sales channel in an effort to generate additional revenue and to offer others in our industry the features and benefits of our intellectual property.

THE OPPORTUNITY

     We believe our most strategic business opportunity is in servicing the telecommunication needs of the business and mobile markets, which still rely on traditional carriers for supplying their international long distance and conferencing services. Presently, there exists a notable price disparity between the costs of long distance service originating from the U.S., versus origination from most international locations. The advantage of BestNet's service is three-fold. The first advantage is our web-based interface, which provides universal access to our network without the requirement for special software. The second advantage is our exclusive license to a patented methodology, that uses a two-leg call (origination and destination leg), which works with any telephone or legacy phone system. The third advantage is our long-distance transport. Our intelligent network is connected to multiple tier-1 carriers where routes are chosen on the basis of price and quality. With our network architecture, we can easily route calls over Voice over Internet Protocol (VoIP) networks - if there is an advantage for certain routes.

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

     Our marketing efforts seek to emphasize the following advantages:

     o    Speed of communication - easy deployment within any environment
     o Quality of communication - interconnection with tier-1 carriers ensures highest standards
     o    Reliability  of  communication  -  carrier-class   network  with  full
          redundancy
     o    Ease of operation - user adoption is simple and straight forward
     o Interoperability - operation with legacy systems, fixed or mobile phones
     o    Capital requirement - investment by users is not required

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

     We are in the process of introducing a variety of new services and product enhancements in fiscal 2003 - all based on our core technology platform. These new services and products include the following:

     o Call Button - Currently on the Bestnetcall website as a feature, the BestNet subscriber can configure a graphical button to be used as an alternative 1-800 service. The button can be sent via email or included in an electronic document such as a Microsoft Word document or Microsoft PowerPoint presentation. Unlike conventional toll-free services, the subscriber will pay less per minute, can direct the incoming call to any phone, protect the privacy of their own phone number and provide access beyond the geographic limitations imposed by traditional services.

     o Call-Enabled Websites / Banners - Similar in operation to the Call Button - the underlying technology can be used to enable a web visitor to click on an icon, or a banner to initiate a call. For example, a sales organization can have an icon on its website, inviting foreign customers to initiate a toll-free call to the sales organization's call center. We believe the market potential for this application is promising: According to Datamonitor, e-retailers will spend $460 million on e-service solutions. In addition, Forrester Research has reported that 67% of online transactions are aborted because of poor interactivity. BestNet's technology is an ideal solution to poor interactivity and inefficient access to customer service.

     o Conferencing - Over the last year, use of BestNet's conferencing application has increased dramatically. BestNet's conferencing service can connect up to 64 participants, which is easily controlled by a conference host using the Desktop, Web or Palm (OS) application. BestNet can connect any phone, including home, office or mobile, to the conference call. As a result of customer feedback, BestNet intends to enhance the functionality of this service. Enhancements may include the addition of dial-in capability (800 or toll), call recording, operator services and collaborative white-boards.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2003, the Company had cash of $607,424. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

     On March 30, 2003, the Company completed a private placement of units, which resulted in gross proceeds to the Company of $916,620 in working capital. These funds, together with the return of various vendor deposits and the issuance of $150,000 in aggregate principal amount of its Senior Notes, has substantially increased working capital available to the Company.

     As of June 30, 2003, the Company believes, with the funds raised and the cost cutting measures it has taken, that it has working capital sufficient to fund the Company's operations for at least the next five months. In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, will continue to be a focus for the Company. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES

     "Managements Discussion and Analysis or Plan of Operation" discusses our condensed consolidated unaudited financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for accounts receivable and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     These policies include, but are not limited to, the carrying value of the Softalk license fee, which is dependant upon future profitable operations and the ultimate resolution of the note receivable from Softalk. Both of these items may be affected by the pending arbitration proceeding with Softalk, as discussed in Part II, of this report under the caption Item 1. Legal Proceedings.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2003, TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2002.

REVENUES

     Revenues increased to $387,769 for the three-month period ended May 31, 2003, compared to $296,641 for the comparable period in fiscal 2002. Current period revenues were derived from customer usage of Bestnetcall service to include international long distance, conference calling as well as the Company's new product, ClicktoPhone.

     Revenues increased to $1,008,428 for the nine-month period ended May 31, 2003, compared to $719,679 for the comparable period in fiscal 2002. Current period revenues were derived from customer usage of Bestnetcall service to include international long distance, conference calling as well as the Company's new product, ClicktoPhone.

COST OF REVENUES

     Cost of revenues increased to $346,181 for the three-month period ended May 31, 2003, from $279,778 for the comparable period in fiscal 2002. The increase in cost of revenues was directly related to increased usage of our network. We are taking further aggressive actions to increase our contribution margin.

     Cost of revenues decreased to $913,976 for the nine-month period ended May 31, 2003, from $986,567 for the comparable period in fiscal 2002. The decrease in cost of revenues is attributable to BestNet assuming the network monitoring and maintenance of its infrastructure and applications previously performed by Softalk, the former provider of such services. This change is now fully reflected in our results. Current period costs consisted of long distance charges from carriers and maintenance of the Bestnetcall websites.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $371,855 for the three-month period ended May 31, 2003, from $546,660 for the comparable period in fiscal 2002. Payroll and related expenses decreased to $190,878 for the three-month period ended May 31, 2003, from $223,996 for the comparable period in fiscal 2002 reflecting our select reduction in payroll expense. Legal and professional fees decreased to $76,740 for the three-month period ended May 31, 2003, from $79,993 for the comparable period in fiscal 2002. Sales and commodity taxes increased to $3,959 for the three-month period ended May 31, 2003, from $0 for the comparable period in fiscal 2002 due to the collection and remittance of Canadian commodity taxes. The cost savings of our new web hosting contract and continued select cost reductions are having a positive impact on general and administrative expenses.

     General and administrative expenses increased to $1,550,206 for the nine-month period ended May 31, 2003, from $1,419,468 for the comparable period in fiscal 2002. Legal and professional fees increased to $402,521 for the nine-month period ended May 31, 2003, from $195,958 for the comparable period in fiscal 2002 due primarily to the legal and arbitration proceedings against Softalk, Inc. Sales and commodity taxes increased to $28,765 for the nine-month period ended May 31, 2003, from $0 for the comparable period in fiscal 2002 due to the Company filing a voluntary disclosure of tax with Canadian taxing authorities and the collection and remittance of Canadian commodity taxes.

DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses decreased to $556,562 for the three-month period ended May 31, 2003, from $572,278 for the comparable period in fiscal 2002. This decrease was due to some assets becoming fully depreciated during the fiscal year ended August 31, 2002.

     Depreciation and amortization expenses decreased to $1,670,781 for the nine-month period ended May 31, 2003, from $1,720,229 for the comparable period in fiscal 2002. This decrease was due to some assets becoming fully depreciated during the fiscal year ended August 31, 2002.

INTEREST INCOME

     Interest income increased to $1,876 for the three-month period ended May 31, 2003, from $890 for the comparable period in fiscal 2002 due primarily to a larger average cash balance in the Company's money market account.

     Interest income increased to $3,486 for the nine-month period ended May 31, 2003, from $1,968 for the comparable period in fiscal 2002 due primarily to a larger average cash balance in the Company's money market account.

INTEREST AND FINANCE CHARGES

     Interest and finance charges increased to $308,724 for the three-month period ended May 31, 2003, from $205,296 for the comparable period in fiscal 2002. The interest and finance charges are attributable to the Company's issuance and conversion of short term convertible notes in connection with its financing transactions closed in this fiscal year.

     Interest and finance charges increased to $726,250 for the nine-month period ended May 31, 2003, from $205,296 for the comparable period in fiscal 2002. The interest expense is attributable to the Company's issuance and conversion of short term convertible notes in connection with its financing transactions closed in this fiscal year.

PREFERRED DECLARED AND DEEMED DIVIDENDS

     On March 30, 2003, the Company completed the private placement of units ("Units") pursuant to the terms of a Unit Purchase Agreement with accredited investors, resulting in gross proceeds to the Company of $916,620. The Company issued an aggregate of 3,563,593 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share, of the Company; and (c) three-year warrants to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock at an exercise price of $0.10 per common share. The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

     The 10,690,779 common shares, underlying the Units, are reported in the Company's Stockholders Equity Section of its unaudited Balance Sheet as of May 31, 2003. The Series A Convertible Preferred Stock and warrants shall not be convertible into common stock until the Company can secure, with shareholder approval, an increase in its number of authorized shares of common stock, as such, the value assigned to the Series A Convertible Preferred Stock and warrants of $420,216 is reported as mezzanine financing in the Company's unaudited Balance Sheet as May 31, 2003.

     Dividends on our outstanding shares of Series B Preferred Stock decreased to $0 for the three-month period ended May 31, 2003, from $1,540 for the comparable period in fiscal 2002. On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accrue at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. The beneficial conversion feature of the Series C Preferred stock resulted in a deemed dividend of approximately $125,000 and a charge to retained earnings in the first quarter of fiscal 2002. Dividends on the Series C Preferred Stock totaled $1,540 for the three-month period ended May 31, 2002.

     Dividends on our outstanding shares of Series B Preferred Stock decreased to $0 for the nine-month period ended May 31, 2003, from $957,976 for the comparable period in fiscal 2002. The outstanding shares of Series B Preferred Stock were redeemed on September 28, 2001. The accrued dividends paid upon redemption were $12,253. As additional consideration for such redemption, the former holder of the Series B Preferred shares was also issued a warrant to purchase 225,000 additional shares of the Company's common stock at $3.00 per share and a warrant to purchase 225,000 shares at $4.00 per share. The issuance of those warrants resulted in a deemed dividend in the amount of $141,750. The Company also recorded a deemed dividend of $665,487 resulting from a conversion premium granted on its redemption of the Series B Preferred Stock.

     On October 17, 2001, the Company completed a $500,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. Dividends on the Series C Preferred Stock accrue at the rate of eight percent (8%) per annum, and are payable in cash or in shares of common stock of the Company, at the Company's option. The beneficial conversion feature of the Series C Preferred stock resulted in a deemed dividend of approximately $125,000 and a charge to retained earnings in the first quarter of fiscal 2002. Dividends on the Series C Preferred Stock totaled $13,486 for the six-month period ended May 31, 2002.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In September 2002, we began legal proceedings in Canada against Softalk to address numerous breaches of its obligations under our various agreements. In September 2002, we obtained a court order/injunction requiring Softalk to make their best efforts to monitor and maintain our communication network. They failed to do so. We continue to pursue all of our legal and equitable rights under the agreements in place between BestNet and Softalk, and at law. During the second quarter of fiscal 2003, both parties agreed to a mediation process as a way to resolve the outstanding issues. The mediation process remains ongoing.

ITEM 2. CHANGES IN SECURITIES

     On February 25, 2003, the Company completed a financing transaction consisting of the issuance of $150,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes due March 27, 2003 (the "Senior Notes"). Under the terms of the Senior Notes, the Company also issued 50,000 shares if its common stock as compensation for the issuance of these notes. The Company has extended the due date of the Senior Notes for an additional 30 days to April 26, 2003. In accordance with the terms of the Senior Notes, the Company issued 7,500 shares of common stock to the holders of the notes. The principal plus accrued interest of $2,458 of the Senior Notes were converted into fully paid Units on April 24, 2003.

     On March 30, 2003, the Company completed the private placement of units ("Units") pursuant to the terms of a Unit Purchase Agreement with accredited investors, resulting in gross proceeds to the Company of $916,620. The Company issued an aggregate of 3,563,593 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share, of the Company; and (c) three-year warrants to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock at an exercise price of $0.10 per common share. The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

     The issuance of the note, warrants and Units described immediately above were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder. All of the funds raised in these private placement transactions are being used by the Company to fund its working capital needs.

ITEM 3. DEFAULTS UPON SENIOR NOTES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

Commodity Taxes

     During the fiscal quarter ended November 30, 2002, the Company's management team conducted a review of its operations in Canada. Management looked at its operations relative to the national Goods and Services Tax (GST) and Harmonized Sales Tax (HST) as well as the provincial Ontario Retail Sales Tax (ORST). Based on our current operations, we determined that commodity taxes were due and payable to Canada. During the first quarter of fiscal 2003, the Company made payments totaling $17,281 as part of a voluntary disclosure of tax for both GST, HST and PST which includes accrued interest expense. For the nine months ended May 31, 2003, the Company has collected and remitted $11,484 in such taxes.

     We will continue to monitor the taxation and regulatory situation relative to the services we offer in any and all countries we operate. We will continue to comply fully with all laws applicable to our services and applications.

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

ITEM 7. EXHIBITS AND REPORTS ON FORM 8K

     a)   Exhibits.

           NUMBER                DESCRIPTION OF FILING                    METHOD
           ------                ---------------------                    ------
           10.1     Form of Unit Purchase Agreement                         *
           99.1     Section 906 Certification of Robert A. Blanchard
                      and Paul H. Jachim                                    *

     *    Filed herewith.

     b)   Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 15, 2003                    BESTNET COMMUNICATIONS CORP.


                                        By: /s/ Robert A. Blanchard
                                            ------------------------------------
                                            Robert A. Blanchard, President
                                            and Chief Executive Officer

                                        By: /s/ Paul H. Jachim
                                            ------------------------------------
                                            Paul H. Jachim, Chief Operating
                                            Officer and Chief Financial Officer

                                        By: /s/ Chris J. Grant
                                            ------------------------------------
                                            Chris J. Grant, Director

                                        By: /s/ Randy S. Moore
                                            ------------------------------------
                                            Randy S. Moore, Director

                                        By: /s/ James B. Woodcock
                                            ------------------------------------
                                            James B. Woodcock, Director

                                 ACKNOWLEDGEMENT

     I, Robert A. Blanchard, President and Chief Executive Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed this Quarterly Report on Form 10-QSB of the Company for the quarterly period ended May 31, 2003 (the "Report");

     (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

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

Dated: July 15, 2003

By: /s/ Robert A. Blanchard
    -------------------------------------
    Robert A. Blanchard
    President and Chief Executive Officer

                                 ACKNOWLEDGEMENT

     I, Paul H. Jachim, Chief Financial Officer and Chief Operating Officer of BestNet Communications Corp. (the "Company"), certify that:

     (1) I have reviewed this Quarterly Report on Form 10-QSB of the Company for the quarterly period ended May 31, 2003 (the "Report");

     (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

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

Dated: July 15, 2003

By: /s/ Paul H. Jachim
    ------------------------------
    Paul H. Jachim
    Chief Financial Officer and
    Chief Operating Officer