Form 10KSB
period 2003-08-31
BESTNET COMMUNICATIONS CORP
filed 2003-12-12
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended August 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from __________ to __________.

                         Commission File Number: 0-15482

                          BESTNET COMMUNICATIONS CORP.
                 (Name of small business issuer in its charter)

           Nevada                                              86-1006416
 ---------------------------                                 -----------------
(State or other jurisdiction                                (I.R.S. Employer
       of incorporation)                                    Identification No.)

                          5075 Cascade Road SE, Suite A
                          Grand Rapids, Michigan 49546
                     --------------------------------------
                    (Address of principal executive offices)

                                 (616) 977-9933
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(g) of the Act:

Name of exchange on which registered                        Title of Each Class
------------------------------------                        -------------------
              None                                                  None

              Securities registered under Section 12(b) of the Act:
                          Common Stock, $.001 Par Value
                                 --------------
                                (Title of Class)

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

     Issuer's revenues for the fiscal year ended August 31, 2003: $1,471,358.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 5, 2003 was approximately $10,926,994 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 5, 2003 was 29,532,415.

                       Documents Incorporated By Reference

                                      None


================================================================================
                                        i
                                TABLE OF CONTENTS

                                     PART I

Item 1        Description of Business..........................................1
Item 2        Description of Property.........................................11
Item 3        Legal Proceedings...............................................11
Item 4        Submission of Matters to a Vote of Security Holders.............11

                                     PART II

Item 5        Market for Common Equity and Related Stockholder Matters........11
Item 6        Management's Discussion and Analysis or Plan of Operation.......13
Item 7        Financial Statements and Supplementary Data.....................24
Item 8        Changes In and Disagreements With Accountant on Accounting
                   and Financial Disclosure...................................25
Item 8A       Controls and Procedures.........................................25

                                    PART III

Item 9        Directors and Executive Officers of the Company; Compliance
                   with Section 16(a) of the Exchange Act.....................25
Item 10       Executive Compensation..........................................27
Item 11       Security Ownership of Certain Beneficial Owners and
                   Management.................................................28
Item 12       Certain Relationships and Related Transactions..................30

                                     PART IV

Item 13       Exhibits, Lists and Reports on Form 8-K.........................32
Item 14       Principal Accountant Fees and Services..........................34

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Unless otherwise indicated the industry data contained herein are derived from publicly available industry trade journals and reports and other publicly available sources which we have not independently verified but which we believe to be reliable.

     This annual report on Form 10-KSB contains certain statements which we believe are forward-looking statements within the meaning of the safe harbor provisions of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements appear throughout this report. These statements relate to future events and the future financial performance of BestNet Communications Corp. (formerly, Wavetech International, Inc.). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are based upon management's beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of us. Factors that could cause actual results to differ include those factors identified in "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Our Future Results. BestNet is not undertaking any obligation to update any forward-looking statements contained in this report.

     All references to "we," "our," "us," "BestNet" or the "Company" refer to BestNet Communications Corporation, and its predecessors and subsidiaries.

     For a discussion of certain risks associated with our business, see "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this Report, and specifically, "--Additional Factors That May Affect Our Results" included in Item 6.

     Bestnetcall and ClicktoPhone are registered trademarks of BestNet Communications Corp. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.


COMPANY OVERVIEW

     BestNet is a facilities-based, global communication solutions provider. The Company's patented, proprietary technology uses widely available Internet and text messaging network access to control, enable and manage voice communications over the Public Switched Telecommunication Network (PSTN). BestNet views its role as a product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based communication software applications that control, manage and enable global communication services. We are presently focusing substantially all of our financial and other resources on marketing and developing communication applications to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this Report, we have approximately 19,500 clients, making calls from 171 countries and geographic regions and calling to 224 countries and geographic regions.

     We develop, market and sell patented and proprietary communication applications, technologies and services to corporate and residential clients worldwide. Bestnetcall, the Company's flagship product, is the industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global Internet access and the PSTN via our website located at www.Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall." In fiscal year 2003, the Company introduced two additional and distinctive product offerings in ClicktoPhoneTM and SMS Call (Short Message System).

     Although founded as a Nevada corporation on July 10, 1986, we did not commence operations until 1995. From 1995 until 1999, we operated under the name "Wavetech International, Inc." and developed software for customized calling card services and created an infrastructure to market and distribute our products and services. During this period, our efforts were primarily focused on hiring management and other key personnel, raising capital, procuring governmental authorizations and space in central offices, acquiring equipment and facilities, developing, acquiring and integrating billing and database systems. We marketed these systems to the business traveler and to large organizations or companies with a membership base. In the late 1990's, due to the wide scale deployment of cellular telephones with messaging capability, the market for business related calling card services greatly diminished. In June 1999, we discontinued our calling card services. Since then, we have focused substantially all of our efforts and resources on developing and commercializing our Bestnetcall web-enabled and other communication applications for long distance and conference calling services. On September 27, 2000, we changed our name to BestNet Communications Corp.

BESTNET SOLUTIONS

     Users of our services are able to perform the following activities by accessing our websites at WWW.BESTNETCALL.COM and WWW.CLICKTOPHONE.COM:

          o    Register to use our services

          o    Access and launch communication applications

          o    Access current rate tables

          o    Access a full suite of call management features

          o    Access customer service immediately via the Internet

          o    Maintain call account security

          o    Obtain real time billing detail

     BestNet calling applications do not require the purchase of special hardware or software by the customer and use existing telephone equipment. Users only need access to the Internet or text messaging network and an available phone line (land line or mobile). BestNet applications also offer immediate real time billing detail to all users and accept various payment methods, including post-paid credit card payments, invoicing options and prepaid accounts. The architecture of our services allows for total security regarding both the FROM and TO legs of each call. The FROM and TO numbers are never displayed, thus it is impossible to determine from where a call is being placed.

     Following the completion of a telephone call, the total cost for that call can be viewed on the user's online account. Call detail records may be printed or exported to Word or text applications. BestNet's services also include features such as speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via our website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

     The methodology upon which our Bestnetcall service is based is subject to a license agreement with Softalk, Inc., an Ontario, Canada-based technology company. We entered into this licensing arrangement in April 1999 and later amended and restated that arrangement in October 1999. Under the terms of our license agreement with Softalk, we were granted exclusive global rights to distribute, market, service, sell, and sublicense Softalk's services and products to commercial accounts and on a worldwide non-exclusive basis to individual consumer accounts. In fiscal 2003, BestNet announced a new chapter in its history with the completion of development, successful testing and implementation of its own next generation technology called GlobalPlex. GlobalPlex technology has been specifically developed and designed by BestNet to easily interface with current and future commercially standard communication applications and evolving technology such as Voice over Internet Protocol (VoIP) and mobile solutions. GlobalPlex was also designed to easily interface with other networks as well. This allows BestNet greater scalability, customization and flexibility to serve our current and future customers.

     We own and operate telecommunication equipment and network infrastructure in Toronto, Ontario and New York, New York including high-capacity switches, web servers, data base servers, calling servers and security systems. In addition, we make use of specialized software for data management, billing and customer service requirements.

PRODUCT SUITE

     BestNet Communication services include the following suite of communication applications:

     BestNet webCall - Long Distance Calling

     Clients utilizing our webCall can decrease the cost of their long distance service while still retaining the toll quality for global communication needs. BestNet provides the core benefits of lower prices, quality service and on-line real-time billing. Other significant benefits include point and click FROM and TO directories, point and click dialing using directories from Microsoft Outlook, speed dialing, e-mail calling, billing codes, country and city code look-up, time zone information and dialing examples.

     BestNet conferenceCALL - Conference Calling

     BestNet offers a conference-calling product that can be used to initiate immediate or scheduled conference calls. The chairperson can either launch successive legs for an immediate conference call or enter and save information for a conference call to be launched automatically at a future date. There are no set-up or administrative charges for the BestNet conference calling facility. This service can reduce the cost of conference calls by up to 80% as compared to traditional conferencing services currently offered by carriers. We have compared the value of our conference-calling service to competitors in the marketplace and believe ours to be "best in class".

     BestNet desktopCALL - Desktop Application

     BestNet also has a desktopCall application that can be downloaded from our website. Calls can then be launched from the desktop application instead of from a web browser. This feature is particularly useful for clients with slow Internet connections. Calls are launched in a similar manner to our web product. All calls are still charged to the same account and on-line billing information may also be viewed. Calls can also be launched directly from Microsoft Outlook using an Outlook add-in and desktopCall.

     BestNet emailCALL - E-mail Application

     BestNet's e-mail application can be used from any e-mail device such as MS Outlook, Blackberry and cell phones to initiate calls. This technology uses simple commands sent by e-mail to launch calls to any nearby phone, such as a pay phone, home phone or cell phone. Clients enter defined calling instructions to the destination of their choice. Email Call has many convenience features, such as using your personal webCall directories and billing codes.

     BestNet satCALL - Satellite Calls

     BestNet has a direct circuit to an international satellite uplink carrier for launching the Inmarsat satellite leg of calls. This circuit provides our BestNet service with the capability to complete calls to remote platforms such as ships, airplanes and oilrigs via our web site at WWW.BESTNETSAT.COM.

     BestNet pdaCALL - Mobile Calling

     BestNet has developed a Palm OS application, which is ideal for wireless PDA devices, including devices offered by Palm, Handspring and Kyocera. Our software, which emulates our BestNet desktop service, gives the user the ability to launch low-cost long distance calls or conference calls using a PDA device to control the call. Applications also have been developed for micro-browser equipped PDA's such as Compaq's iPAQ.

     BestNet SMS CALL - Mobile Calling

     BestNet's SMS Call application allows registered users to launch calls via text messaging networks worldwide. This application enables users to access BestNet's feature-rich services anywhere, anyplace, anytime. This application expands BestNet's potential user base to customers that do not have access to a computer and Internet connection, but that do have an SMS-capable mobile phone.

     ClicktoPhone - A New Online Communication Tool

     BestNet created the ClicktoPhone voice application to bridge the virtual world of the web and electronic documents to the physical world of businesses, call centers and web marketing campaigns to add a voice telephone call to any electronic e-mail, logo, ad, picture or banner. ClicktoPhone is unique to Internet related technologies in that it does not rely on any special software, hardware, retraining of staff, nor does it force users to talk over a PC. ClicktoPhone users talk using ordinary telephones. Simply click, call, and connect.

     This voice enabling technology has adaptable security options authorizing only welcome calls and permits blocking of unwelcome calls. No caller-ID is passed and no origination phone numbers are disclosed. The calling network is fully secure and safe. BestNet is offering ClicktoPhone service at WWW.CLICKTOPHONE.COM on a pay-for-usage basis, allowing individuals and companies to add voice applications to web sites, e-mail, interactive marketing, and banner ads without capital investment.

     All calls from these devices are billed in the same way as calls placed through our web product.


MARKETING STRATEGIES

     We offer our BestNet services through both direct sales and indirect sales channels. Our target markets include:

          o    Mid-sized to SOHO Business (Small Office Home Office)

          o    Marketing and Channel Partners

          o    Reseller, Value Added Reseller's (VAR) and Integrators

          o    Technology and Telecommunication Consultants

          o    Large Corporations

          o    Consumers

     Our marketing efforts are targeted at international long distance and conference calling clients in a number of key geographic areas in the world. We are focused primarily on the following geographic regions:


          o    Central and South America

          o    Caribbean

          o    North America

          o    Asia Pacific

          o    Europe

          o    Middle East

DIRECT SALES

     Our direct sales activities are comprised of the following marketing and sales strategies designed to generate revenue and increase customer usage of our BestNet services:

   o Web Channel - This method of marketing, which represents the majority of our revenue, consists of marketing all of our branded service offerings to individuals and businesses through a combination of mutli-channel marketing and third party sales relationships.

   o Sales Calls - We call directly on potential clients for whom we believe we can create value, and where relationships are built to help establish a user base that has synergy with BestNet's product line.

   o Direct Mail and E-mail Solicitations - We send solicitation materials to pre-qualified potential users of our BestNet services. These materials refer or link the potential user to WWW.BESTNETCALL.COM or WWW.CLICKTOPHONE.COM to facilitate activation of our BestNet services. Recipients are invited to use the service or request more information. These direct mail or e-mail solicitations are launched on a continuous basis currently by in-house staff. Future direct mail initiatives will be launched using a combination of in-house resources and external resources.

   o Media Advertising and Promotion - We have initiated limited advertising in print and electronic media targeted at specific market segments in the form of national or international publications. We will consider additional initiatives such as advertising in specific trade publications and Internet advertising during fiscal 2004 based on an analysis of the cost-effectiveness and anticipated results of these activities.

   o Public Relations Activities - We have a corporate communications and public relations strategy in place for developing a comprehensive communications program. This communications program includes initiating appropriate news releases, feature print articles in industry and trade specific publications, local print media and editorial support. Our WWW.BESTNETCALL.COM website was redeveloped and includes a frequently asked questions section to facilitate direct communication with shareholders, customers and the public-at-large. Our WWW.BESTNETCALL.COM website is part of our overall public relations strategy.



INDIRECT SALES

     Our indirect sales efforts are centered on the following four types of organizations:

   o Agent/Distributors - We are establishing a global network of agents and distributors who market our services to corporate organizations and consumers via private labeled web sites.

   o Telecom Providers - The Bestnetcall services are being made available to other telecommunication providers, resellers, and Internet service providers for resale to their clients. These types of indirect sales organizations solicit through direct mail, e-mail, fax and direct sales calls by their personnel.

   o Professional Service Firms - Marketing firms, consultants, integrators and legal firms are being solicited to use our BestNet services and to provide these services to their clients as a means of saving money.

   o Licensed Services Channel - We seek to offer a sub-license program to generate additional revenue and to offer others in our industry the features and benefits of our intellectual property.



INDUSTRY BACKGROUND AND MARKET DEMAND

     The Internet and mobile technology are significant interactive worldwide mediums for communications, collaborative technologies, and the communications market. Meanwhile, global deregulation, the proliferation of new technologies enabling convergence between computers, applications, Internet, mobile and the telephone are significantly expanding the world's communication market.

     We believe there are key trends influencing the communications industry and Internet deployment today. We expect the following trends to have a direct and positive effect on the communications market and demand for our applications:

   o Telecommunications Industry Association (TIA) forecast that the global telecommunications industry would see a 9% increase in compound annual growth between 2003 and 2006.

   o Globalization of the world's economies increases the international mobility of workforces, and the opportunities that exist in the global Internet roaming marketplace. A recent report published by Frost & Sullivan projected that the global roaming services market is set to grow from $285 million in 2000 to $7.6 billion in 2006.

   o According to CIBC World Markets Equity Research, the conferencing industry is projected to grow from $3.5 billion in 2001 to nearly $7 billion in 2006 (five-year Compound Average Growth Rate (CAGR) of 15%). The most pronounced growth will likely occur in the unattended audio conferencing, more than 20% CAGR and Web Conferencing more than a 40% CAGR. The international market is growing faster than the North American market, given the immaturity of these conferencing markets.

   o According to Strategic Analytics, a global research and consulting firm, worldwide cellular subscribers are projected to grow at a 13.6% rate, from
      1.1 billion in 2002 to 2 billion subscribers in 2006.

     We believe the above market trends and projections reflect a large and growing market for potential users of alternative communication services. We believe these market trends and projections will translate into increased demand for providers of innovative communication solution services and that we are well positioned to capture a portion of this market.

     We believe these market trends strongly favor use of our products and services. Our ability to offer cost effective, highly efficient and dynamic products in terms of features and capabilities is of key importance during poor economic periods as companies are forced to find ways to trim budgets. Companies also have a general reticence towards air travel particularly following the events of September 11, 2001 and since the SARS outbreak. We hope to capture the promise of this sector through the increased use of conference calls.



THE OPPORTUNITY

     We believe our most strategic business opportunity is in servicing the communication needs of the small to medium size business and mobile markets, which still rely on traditional carriers for supplying their international long distance and conferencing services. There exists a notable price disparity between the cost of long distance originating from the U.S., versus origination from most international locations. The advantage of BestNet's service is three-fold. The first advantage is our proprietary applications, which provide universal access to our network without the requirement for special software or hardware, and now with SMS Call, there is no need for Internet connectivity. The second advantage is our patented methodology, which uses a two-leg call (origination and destination leg), which works with any telephone or legacy phone system. The third advantage is our international long-distance transport. Our intelligent network is connected to multiple Tier-1 carriers where routes are chosen on the basis of price and quality. With our current network architecture, we can easily route calls over Voice over Internet Protocol (VoIP) networks, if there is an advantage to do so.

     This hybrid approach to routing calls allows the universal access and cost advantages associated with VoIP transport, without any of the disadvantages. For this reason, business and mobile users in over 171 countries and geographic regions rely on BestNet to provide a simple, viable alternative to their existing long distance provider. BestNet provides its service without contracts or hidden charges. Our service easily integrates within any existing legacy or PBX system.

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

     o Reliability of communication - carrier-class network with full redundancy

     o    Ease of operation - user adoption is simple and straight forward

     o Interoperability - operation with legacy systems, fixed or mobile phones

     o    Capital requirement - investment by users is not required

     We use the Internet and text messaging network to enable, control and manage public switched telephone network (PSTN) calls accessed from our central offices in New York and Toronto. Accordingly, our technology allows us to bring the best wholesale long distance rates, which are in the U.S., to users anywhere in the world. We can offer access to global markets including direct access to North American business and consumer markets to any carrier worldwide wishing to connect to our switches in the U.S. and Canada.



INTERNET AND TELEPHONY

     We believe Voice over Internet Protocol (VoIP) has changed the face of global telephony, as such technology has provided millions of users worldwide a viable alternative to expensive long-distance services provided in highly regulated or closed markets. Use of the Internet to transport voice has many advantages, including global access and low cost per minute rates. Providers of VoIP services, more specifically PC-to-phone services (which terminate calls over the public switched telephone network), have experienced the greatest adoption by personal home users, versus business users. However, the disadvantages of PC-to-phone services are notable. VoIP is not available for cellular users and is difficult to use with legacy PBX systems. Other disadvantages include the requirement to buy software, configuration of hardware and reduction in voice quality - notably echoes and voice delay. The new VoIP technology has greatly improved the quality - however interoperability within legacy phone systems remains the biggest challenge. For this reason, the business market has been slower to adopt VoIP on any large scale.

     Despite the challenges, however, the Internet telephony market is expected to grow substantially over the next five years. Since 2002, there has been a dramatic uptake in enterprise VoIP, particularly IP-PBX's, IP phones, and IP Centrex. The trend toward voice/data convergence is slowly building momentum, as enterprises recognize the long-term benefits of IP and converged communication platforms.

     Our technology simply requires Internet access or text messaging capabilities. No special hardware, software, or start up costs are required. The inherent diversification of our product suite addresses the above challenges directly.



INMARSAT TELEPHONY MARKET

     One of the faster growing telephony markets in the world is global satellite telephony communications. The Inmarsat communication system consists of five geostationary satellites circling the globe. These satellites provide voice and data services to remote locations through a global network of terrestrial uplink carriers. The major sectors for satellite communication include maritime, land and aeronautical markets, with companies in the oil and gas industry, mining and merchant marine industry being the largest customers. According to Inmarsat, there are currently 240,000 Inmarsat terminals in use, distributed in 150 countries, generating an estimated $1.3 billion in annual long distance charges.

     In 2000, BestNet developed a site specifically for the Inmarsat market called WWW.BESTNETSAT.COM. In 2002, BestNet upgraded its service to interconnect directly with Stratos Global, a leading Land Earth Station operator and Inmarsat carrier. The direct connectivity to Stratos (and to the Inmarsat network) gives BestNet a pricing advantage over other providers - particularly foreign telecoms. This pricing advantage, coupled with BestNet's patented call-initiation methodology, gives the Company a unique advantage in this market. BestNet is actively developing new customer relationships and markets for WWW.BESTNETSAT.COM service, as the tangible cost benefits associated with its patented technology are easily quantified in a highly competitive and lucrative global market.

FUTURE PRODUCT STRATEGY

     Communication around the globe is rapidly changing, as voice, mobile and data networks converge, and as mediums such as instant messaging and Internet delivery cross from the domain of desktop users to mobile devices. The Internet and mobile markets' reach is wider than imagined and its growth faster than expected. The Internet has become one of the world's largest distribution systems. It was designed and engineered to have an abundance of routes, connections and elasticity. Recognizing these trends, we continue to look for new value added communication applications for BestNet to bring to our existing and future clients.

     The growth and universal acceptance of the Internet and mobile technology is creating new opportunities for BestNet, where its core technology can be leveraged in unique and creative ways. BestNet is a highly efficient interface, linking traditional circuit switched networks (PSTN) with the global access of the Internet and text messaging network. BestNet's goal is to make access to its long distance and conference network as transparent as possible, using a variety of interfaces and devices. For enterprise markets, this could include integration into CRM applications, company Intranet's, websites, PBX systems and IP devices. For personal users, the BestNet application can be easily integrated into Internet appliances, PDA's, and mobile devices, using technology such as WAP, SMS or instant messaging as a conduit to BestNet's network.

     BestNet intends to further develop its core network to be a universal interface, where intelligence and functionality can easily be added to the front-end, without having to modify its core database and call control functionality. The development of GlobalPlex technology enables BestNet to expand and embrace new technologies as they become commercially viable.

     In fiscal 2004, we plan to introduce a variety of new services and product enhancements - all based on the core technology platform of GlobalPlex. These new services and products include the following:

     o Conferencing - The conferencing sector represents one of the strongest growth segments within the communications arena. Conferencing is in the middle of a growth cycle, due to declining costs, the emergence of innovative technologies and fundamental shifts in the economy that are causing permanent changes in the way business is conducted. According to CIBC World Markets Equity Research, it is projected the conferencing industry will grow from $3.5 billion in 2001 to nearly $7 billion in 2006 (five-year CAGR of 15%). The most pronounced growth will likely occur in the unattended audio conferencing, more than 20% CAGR and web conferencing more than a 40% CAGR. The international market is growing faster than the North American market, given the immaturity of these conferencing markets. With infrastructure costs already in place, growth in conference calling offers BestNet substantial opportunity to improve gross margins on added revenue. As a result of customer feedback, BestNet intends to enhance the functionality of its service. This new functionality will include the addition of dial-in capability (800 or toll), call recording, operator services and other collaborative applications.

     o Mobile Access - BestNet's future product development strategy includes a website specializing in value-added mobile applications. These applications will include PDA Call, Email Call and newly developed SMS Call. The SMS market is one the largest, fastest growing and most dynamic in the world. This is a break thru from previous business models for BestNet, as all other applications require Internet connectivity. SMS calling only requires a cell phone with text messaging or SMS ability. According to Cellular Online, www.cellular.co.za:

               o    23% of worldwide mobile users use SMS once a day

               o    SMS sent in 2002 = 366 Billion + growing!

               o    Total Global Mobile Users = 1.3 Billion

          According to Cellular Online, Wireless devices are the most powerful communication devices with respect to immediacy, interactivity and mobility and therefore can act as a very powerful marketing and application devices. The mobile revolution is changing the way we live and work. Mobile phones are already pervasive in all major developed economies and in an increasing number of developing ones as well. The mobile Internet is a powerful enabling technology that will make possible new services and applications.

     o IP Telephony - According to The Insight Research Corporation, over the next five years, VoIP technologies will garner an increasing share of the world's telecommunications services revenue. From a $13 billion in 2002, VoIP-based services will grow to just under $197 billion by 2007. This is a large and fast growing market opportunity and will require a number of products and applications that are designed for specific market segments. We are uniquely positioned to develop IP voice applications to take advantage of converged networks. We will continue to monitor deregulation and opening of markets worldwide to evaluate our positioning in this growth segment. GlobalPlex was specifically built to add VoIP applications and services. We believe that we will provide proprietary applications and services to launch international calling and conference calling over VoIP networks without the need for additional hardware, adapters, configuring software, and need to broadband access.

NETWORK STRUCTURE

     Our network equipment is currently housed in central office facilities located in New York and Toronto. Our system capacity can be easily increased as demand for our services increases. Currently we have substantial excess capacity. During fiscal 2003, we created and implemented our proprietary GlobalPlex technology. GlobalPlex, which is the engine of our network and applications, was developed to be an open platform easily integrating new ways to access our network. It was also designed to interface with other networks. We have just begun to realize the benefits of our new GlobalPlex technology.

     In fiscal 2003, we entered into a new contractual agreement with Trivalent, Inc. to host our web servers. This new agreement allowed us to upgrade our servers for increased speed and improved reliability. In addition, their cost effective program allows us to save $110,000 during the life of the contract, versus our previous supplier. Our configuration has redundant servers that are monitored on a 24 x 7 basis.

     Our switching matrix is located in our central office facilities and includes direct connectivity to Tier-1 carriers. We have multiple carrier connections at each switch location, which provides excellent back-up coverage and the ability to reroute calls to obtain the highest quality connections available. Our carrier configuration also allows us to take advantage of the highest value (highest quality/lowest price) service offered by our carriers to every country we service. The blackout in the Northeast during fiscal 2003 resulted in us acquiring generator backup power, in addition to previous battery backup power, in both Toronto and New York.

     Currently all of our voice traffic is carried by Tier-1 carriers via their preferred traffic routes. We continue to monitor developments of VoIP. GlobalPlex is fully capable of incorporating this technology into our network. Our strategy remains to move forward with VoIP once market demand dictates.



SOFTALK LICENSE AGREEMENT

     On October 9, 2003 a settlement between BestNet Communications Corp. and Softalk, Inc. was reached. This settlement ends both our arbitration proceeding in Canada and Softalk's counter claim. Although the settlement occurred after August 31, 2003, and the final execution of all releases were not completed until December 3, 2003, for reporting purposes, the financial effects have been reflected in the Company's fiscal 2003 financial statements (See Item 7). BestNet's license agreement with Softalk remains in effect with BestNet retaining commercial exclusivity in accordance with the terms of the License Agreement and subject to the following terms and conditions:

     Both parties continue to have the right to terminate the license agreement under certain conditions, including:

     o Upon 30 days written notice to the other party, if such other party fails to comply in any material respect with certain terms or conditions of the license agreement and such failure to comply is not corrected within 30 day notice period;

     o In the event the other party becomes bankrupt or insolvent, suffers a receiver to be appointed, or makes an assignment for the benefit of its creditors.

     Softalk also has the right to terminate the license agreement upon 60 days written notice following a change of control (as defined in the license agreement) of BestNet.

     Upon termination of the license agreement for any reason whatsoever, we are permitted to continue using Softalk's patented methodology in providing services to all our existing clients.



COMPETITION

     Incumbent telecommunication companies continue to have strategic advantage by owning the local loop monopoly. Long distance carriers have faltered, as voice services became a lower margin commodity. As cellular margins shrink and providers look towards more lucrative Internet based wireless services, the industry will continue to go through consolidations to larger players. The breakup of the Bell System had a profound worldwide impact, spurring competition in long distance and data communications, equipment and wireless services, and driving lower prices with increased quality and availability. Competition in the markets we currently compete, and will compete in the future, is intense. Competitors range from large well established telephone companies to upstart service providers. We currently do not have a significant market share in any of our markets. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses. These established companies also currently benefit from existing regulations that favor the established telephone companies.

     Telecommunication services are increasingly mobile, that is, delivered by the medium of radio waves rather than fixed-line network. Until about 50 years ago, the majority of the international telephone calls were delivered over short-wave radio, and people tuned into the radio for the latest news. Looking ahead to the future, the majority of international calls may be made from, and delivered to, hand held devices. Those same devices will receive updates from the Internet, websites and real-time video streams from multiple sources around the globe. Radio is now being increasingly used to provide access to networks, while wired networks provide the long distance component.

     Insight Research reveals that VoIP services will grow at a compounded rate of over 72 percent from 2002 to 2007, making packet voice services one of the fastest-growing segments in the battered telecommunications segment. VoIP includes all forms of packet voice including VoIP, voice over frame relay and voice over ATM.

     Cost savings for both customers and carriers are driving the near-term growth of the VoIP market. As packet-switched voice displaces the older circuit-switched voice technology, VoIP carrier revenues will explode, fueled by lower operational costs to carry a voice call along with new service offerings such as follow-me, unified messaging and multimedia communications. Phone companies are accelerating their use of the Internet and other packet networks to carry voice calls, says a new research study from Insight Research. From a mere $13 billion in 2002, Voice over Internet Protocol (VoIP)-based services will grow to nearly $197 billion by 2007, according the study. Last year, 10% of international calls used VoIP, says research firm Telegeography.com.

     However, recent competitor operating performance has been poor, resulting in price increases for services like long distance and conference calling. We, in response, have held prices steady and therefore increased/improved our value proposition to current and potential clients and specific geographic areas.

APPLICABLE REGULATIONS

     Telecommunications services are generally subject to federal, state, provincial and local regulation. In the United States, the Federal Communications Commission (FCC) exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. Internationally and within the United States, we operate under a
Section 214 License issued to us by the FCC. In Canada, based on our point of presence and service provision, we hold a Class "A" Operating License issued to us by the Canadian Radio-television and Telecommunications Commission (CRTC).

Currently we believe these licenses are sufficient for the services we provide. We continue to monitor changes in regulations and plan to fully comply in areas we operate around the world.


EMPLOYEES

     On November 5, 2003, we employed 7 full-time employees. We believe our future success will depend on our ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements. We believe we have an excellent team and our relations with employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate headquarters is located at 5075 Cascade Road SE, Suite A, Grand Rapids, Michigan 49546, along with our Customer Service Department and various other administrative functions. The current lease term for our Grand Rapids space is for thirty-four months beginning December 1, 2002. Monthly lease costs are $4,500. We also relocated our Toronto operations office to 151 Front Street West, Toronto, Ontario, Canada, M5J 2N1. Our office is now located in the same facility as our telecommunications equipment. This change has resulted in substantial savings in T-1 and other operating costs, while improving efficiency and response to network issues. This lease expires on January 13, 2004 and carries a monthly payment of $2,018. Flexibility for further expansion and extension exists. On February 23, 2003, the Company entered into a 36 month co-location contract with Trivalent Inc. to provide web server hosting. The monthly payments on this operating lease are $1,105. The Company also has co-location contracts to host our communication equipment. These are twelve month contracts which automatically renew each year. The monthly payment is $5,838.

ITEM 3.  LEGAL PROCEEDINGS

     Legal proceedings against Softalk, Inc. have ended as a result of a settlement agreement signed on October 9, 2003 and final execution of all releases occurred on December 3, 2003. All claims by BestNet, and subsequent counter claims by Softalk, have been released and ended on a without cost basis. The financial effects of this settlement are reflected in the Financial Statements and Supplementary Data (Item 7) included within this Report.

     On September 21, 2001, BestNet filed a complaint against Mr. Joe Vazquez and Infinity Financial Group related to certain alleged breaches of an agreement. We filed a motion with the US District Court, for the Southern District of Florida, to enforce a settlement agreement between Mr. Vazquez and BestNet. On August 4, 2003, we filed a notice of dismissal ending legal proceedings to contain our legal costs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Three items were submitted to a vote of shareholders of BestNet common stock who were holders of record as of August 11, 2003. These items included:
(1) a vote for up to six directors of the Board of Directors of the Company to serve for a term of one year; (2) a vote to increase the amount of common stock authorized from 50,000,000 shares to 100,000,000 shares; (3) ratification of the Company's independent auditors, Semple & Cooper, LLP. On October 22, 2003, a reconvened meeting of shareholders, where voting was completed, had the following results: (1) a change in control of the board was effected by shareholder vote with four new directors being elected along with two incumbents; (2) approval of an increase in the authorized shares of the Company to 100,000,000 common stock shares; (3) ratification of Semple & Cooper, LLP as the Company's independent auditors.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was quoted on the NASDAQ Small Cap Market until May 4, 1999, and then on the OTC Bulletin Board from June 28, 1999 to the present. The high and low bid prices of the Company's common stock as reported from September 1, 2000 through August 31, 2003 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows.

                                                       High       Low
                                                       ----       ---
              FISCAL YEAR ENDED:
              August 31, 2000
              First Quarter                            4.25      1.47
              Second Quarter                          10.25      4.13
              Third Quarter                            9.50      5.00
              Fourth Quarter                           7.25      3.81

              FISCAL YEAR ENDED:
              August 31, 2001
              First Quarter                            6.13       .88
              Second Quarter                           3.38       .56
              Third Quarter                            3.60       .55
              Fourth Quarter                           4.40      2.05


              FISCAL YEAR ENDED:
              August 31, 2002
              First Quarter                            3.00      1.55
              Second Quarter                           1.56       .65
              Third Quarter                            1.58       .35
              Fourth Quarter                           2.50       .71

              FISCAL YEAR ENDED:
              August 31, 2003
              First Quarter                            1.59       .71
              Second Quarter                            .72       .34
              Third Quarter                             .41       .24
              Fourth Quarter                            .61       .26

     The bid and asked prices of our common stock on November 5, 2003, were $.37 and $.39, respectively.

     As of November 5, 2003, the Company had 161 shareholders of record of its common stock. As of November 5, 2003, the Company had 1,836 shareholders that beneficially own the stock in the name of various brokers.

     The Company has never declared any cash dividends on common stock and currently plans to retain future earnings, if any, for business growth.

     NASDAQ Delisting. Our common stock was delisted from the NASDAQ Small Cap Market on May 4, 1999, due to our lack of compliance with NASDAQ's $1.00 minimum bid price requirement. Since June 28, 1999, our common stock has been traded on the OTC Bulletin Board under the symbol BESC.OB.

     On August 26, 2003, the Company's Units began trading under the symbol BESCU.PK. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The high and low bid prices of the Company's Units as reported from August 26, 2003 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows.

                                                       High       Low
                                                       ----       ---
              FISCAL YEAR ENDED:
              August 31, 2003
              First Quarter                             N/A       N/A
              Second Quarter                            N/A       N/A
              Third Quarter                             N/A       N/A
              Fourth Quarter                           1.50       .51

     The bid and ask prices of our units on November 5, 2003 were $1.55 and $1.55, respectively.

     As of November 5, 2003, the Company had 5 shareholders of record of its Units. As of November 5, 2003, the Company had 96 shareholders that beneficially own the Units in the name of various brokers.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our Consolidated Financial Statements and notes appearing elsewhere in this report.

INTRODUCTION

     We derive our revenue primarily from fees charged for customer usage of our communication services. Both business and personal accounts grew by 47% over the previous fiscal year. At 2003 fiscal year end, the Company had a total of approximately 19,500 accounts, of which 6,200 new active accounts were enrolled this year, in comparison to 4,500 new active accounts in the previous fiscal year. Bestnetcall users presently make calls from 171 countries and geographic regions to 224 countries and geographic regions. Fees for our services include long distance calling, conference calling, ClicktoPhone, E-mail Call and SMS Call services, all completed through our network.

CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis or Plan of Operation" ("MD&A") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for inventory and accounts receivable, warranty and impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

     These policies include, but are not limited to, revenue recognition and the carrying value of the Softalk License Agreement, which is dependent upon future profitable operations.


COMPARISON OF FISCAL YEARS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

     Revenues
     --------

     Revenues increased by 39% to $1,471,358 in the fiscal year ended August 31, 2003 ("fiscal 2003") from $1,060,582 for the fiscal year ended August 31, 2002 ("fiscal 2002"). This increase in revenue occurred despite BestNet losing our largest customer at the beginning of fiscal 2003. Revenue growth was seen in both long distance and conference calling services. In addition, we have derived revenue from the sale of private labeled websites used by channel partners who are marketing our suite of services globally.

     Cost of Revenues
     ----------------

     Costs of revenues decreased to $1,287,328 in fiscal 2003 from $1,432,196 in fiscal 2002. These costs consisted of long distance fees from carriers for our Bestnetcall service along with other variable and fixed costs associated with maintaining our service network. The decrease in these costs was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. In addition, we have implemented measures to reduce merchant fees by switching our credit card processing company. In September 2002, we took over network monitoring and maintenance from Softalk, Inc, which resulted in the biggest single reduction in our cost of revenues. For fiscal 2002, expenses related to Softalk's network monitoring and maintenance totaled approximately $600,000.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses increased to $1,868,925 in fiscal 2003 from $1,849,483 in fiscal 2002. Payroll and related expenses decreased by $55,686 to $794,337 in fiscal 2003, compared to $850,023 in fiscal 2002 due principally to selected reductions in staffing. In addition, Executive Contracts were recently restructured by the new Board of Directors to further reduce payroll expense. Rent expense decreased by $36,691 to $122,872 in fiscal 2003, from $159,563 in fiscal 2002 due to facility consolidation. Internet and website operating expenses decreased $26,465 to $85,596 in fiscal 2003 from $112,061 in fiscal 2002 due principally to the signing of a new web hosting contract. Over the three year life of this contract, we expect to save over $110,000. Investor relations expenses decreased by $51,716 to $40,322 in fiscal 2003, from $92,038 in fiscal 2002 due principally to a reduction in the contracting of these services. Legal fees increased to $326,027 in fiscal 2003 from $191,713 in fiscal 2002 due principally to the arbitration and mediation with Softalk, Inc. Consulting fees decreased $46,489 to $75,288 in fiscal 2003, from $121,777 in fiscal 2002 due principally to a reduction in the contracting of these services. Of the $75,288 in consulting fees, approximately $69,000, were paid to Anthony Silverman, a principal stockholder (See Note 14 to the Consolidated Financial Statements included in Item 7 of this filing).

     Depreciation and Amortization Expenses
     --------------------------------------

     Depreciation and amortization expenses decreased to $2,231,383 for fiscal 2003 from $2,277,525 for fiscal 2002. This decrease was due to assets becoming fully depreciated during fiscal 2003. Included in the depreciation and amortization expense above is amortization in the amounts of approximately $1,383,000 for both fiscal 2003 and fiscal 2002 which relates to the amortization of the license agreement with Softalk. As a result of the settlement agreement with Softalk, the rights in the license agreement are in full force and effect.

     Interest Income
     ---------------

     Interest income increased to $4,815 in fiscal 2003 from $3,023 in fiscal 2002. This increase was due principally to higher average cash balances in the Company's money market account.

     Interest and Finance Charges
     ----------------------------

     Interest and finance charges decreased to $870,684 in fiscal 2003, from $943,937 in fiscal 2002. Total interest expense paid to note holders in fiscal 2003 amounted to $32,145 as compared to $15,571 paid in fiscal 2002. The additional interest expense recorded was due to amortization of discounts on various notes payable from beneficial conversion features inherent to the notes payable.

     Discontinued Operations
     -----------------------

     In fiscal 2002, BestNet exited the highly competitive travel service business by shutting down its subsidiary Bestnetravel. Revenues for Bestnetravel during fiscal 2002 were $36,715. The related cost of revenues was $36,252. The Company also incurred $5,931 of selling, general and administrative expenses related to the travel service business and realized a loss of $332 on the final disposal of the business in fiscal 2002. Management considered this business to be non-strategic to overall operations of the corporation. There were no revenues or expenses associated with Bestnetravel during fiscal 2003.

     Preferred Stock Conversion Penalty
     ----------------------------------

     We incurred liquidated damages to the holder of our Series C Convertible Preferred Stock (the "Series C Preferred Stock") equal to $17,847 during fiscal 2003 and $35,944 during fiscal 2002. On November 8, 2002, we issued common stock in payment of these penalties.

     Preferred Declared and Deemed Dividends
     ---------------------------------------

     Preferred dividends decreased to $265,006 for fiscal 2003, from $958,723 for fiscal 2002. In fiscal 2003, we recorded a deemed dividend of $265,006 resulting from a beneficial conversion feature inherent to the Series A Preferred Stock that was included in our Unit offering.

     The decrease of $693,717 was due primarily to the recording of deemed dividends from beneficial conversions of Series B and Series C Preferred Stock during fiscal 2002. Dividends accumulated, with respect to the outstanding shares of the Series B Preferred Stock, at a rate of six percent (6%) per annum, and were payable in cash or shares of common stock of the Company, at the Company's option. Dividends for the Series B Preferred Stock were $12,253 for fiscal 2002. Dividends accumulated, with respect to the outstanding shares of the Series C Preferred Stock, at a rate of eight percent (8%) per annum, and were payable in cash or in shares of common stock of the Company, at the Company's option. Dividends for the Series C Preferred Stock were $14,233 for fiscal 2002. The Company also recorded a deemed dividend of $665,487 resulting from a conversion premium on its Series B Preferred Stock and $141,750 related to warrants issued upon redemption of such Series B Preferred Stock on September 28, 2001. The remaining $125,000 resulted from a beneficial conversion feature of deemed dividends for the Series C Preferred Stock.

     Treasury Stock
     --------------

     The Company acquired 1,900,000 shares of treasury stock as a result of the settlement with Softalk (See Note 8 to the Financial Statements included in Item
7). There are no current plans to acquire additional treasury stock. As a result of our current plans, operating results of the company should not be affected by additional treasury stock acquisitions.

     Income Taxes
     ------------

     At August 31, 2003, the Company had federal net operating loss carryforwards totaling approximately $23,200,000 and state net operating loss carryforwards of approximately $12,800,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2003. Additionally, the Company has capital loss carryforwards of approximately $216,000 that will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards has not occurred.

     Pending Accounting Pronouncements
     ---------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppels. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We adopted this statement effective September 1, 2002 and it did not have a material effect on the Company's financial position, results of operation or cash flows.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. We have adopted this statement effective September 1, 2002, and it did not materially affect our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), SFAS No. 44 (Accounting for Intangible Assets of Motor Carriers), SFAS No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment became effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting became effective for transactions occurring after May 15, 2002. We have adopted this statement effective September 1, 2002, and it did not materially affect our consolidated financial position or cash flow.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally, Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this statement effective January 1, 2003, and it did not materially affect our consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term consumer-relationship intangible assets (such as core deposit intangibles). Effective October 1, 2002, the Company adopted FAS 147, and the adoption did not have material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS 148 and has accordingly modified its disclosures related to stock-based compensation.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We have adopted SFAS No. 149 effective July 1, 2003, and it did not materially effect our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. We have adopted this standard, and it did not materially affect our consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. We have adopted this standard, and it did not materially affect our consolidated financial position or results of operations.



LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2003, we incurred a net loss of $4,831,031 from continuing operations compared with a net loss of $5,503,925 from continuing operations in fiscal 2002. Cash used in operating activities from continuing operations totaled $1,665,935 in fiscal 2003 and $1,734,190 in fiscal 2002.

     At August 31, 2003, we had cash of $226,559, total liabilities of $908,966 and stockholders' equity of $4,810,184. Our total liabilities at August 31, 2003 included $665,000 owed on outstanding 6% Convertible Promissory Notes, face value of $665,000. As of November 5, 2003, $220,000 face value plus $2,647 in accrued interest of the 6% Convertible Promissory Notes, had been converted into common stock under revised conversion terms at a conversion rate of $.15 per common share. The remaining balance of these notes, $445,000 face value, have been extended for a period of one year from their original maturity rate. As part of this extension, interest will be paid at a rate of 8%. The extended convertible promissory notes, $445,000 face value, are convertible into common stock at a revised conversion rate of $.10 per common share.

     Currently we do not generate sufficient cash from operations to fund our capital requirements. We will need to raise additional funds to repay the convertible promissory notes should we fail to reach agreement on acceptable conversion or other terms between the note holders and the Company. We will also need additional funds to achieve our short-term business objective of break even. There can be no assurance that such funds will be available or, if available, will be on terms acceptable to us. We can give no assurances that either the convertible promissory notes outstanding will be converted or new terms agreed to, or that additional funding for operations will be obtained. Based on recent operating results as of August 31, 2003, the Company has cash available to fund operations through December 2003. On December 10, 2003, the Company was able to enter into a letter of intent, to be followed by a definitive Note Purchase Agreement, with terms and conditions being negotiated. The Note Purchase Agreement will provide up to $250,000 of bridge financing to the Company. To the extent that actual results or events differ from our financial projections or business plans, our operations will be adversely impacted.

     Historically, we have financed our cash requirements principally through the sale of debt and equity securities, and the exercise of stock options. In fiscal 2003, the Company raised $1,712,170 from the sale of debt and equity securities and the exercise of stock options compared with $1,953,114 in fiscal 2002 by completing the following financing transactions.

          o October 30, 2002 - The Company entered into a Note (the "Notes") and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The Notes have a term of 1-year and bear interest at a rate of 6% per annum. The principal amount outstanding under each Note, together with accrued interest is convertible into common stock of the Company at the election of the holder at a conversion price equal to one share of common stock for each $1.00 of principal and interest converted. Interest is payable quarterly. As of August 31, 2003, approximately $7,000 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses in the Financial Statements in Item 7. In addition, a one-year warrant to purchase one additional share of the Company's common stock at $1.50 was issued per each $2.00 invested.

          o February 25, 2003 - On February 25, 2003, the Company completed a financing transaction consisting of the issuance of $150,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes Payable due March 27, 2003 (the "Senior Secured Notes").

          o March 30, 2003 - On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors, resulting in gross proceeds to the Company of approximately $917,000. In conjunction with this offering, the Company incurred approximately $104,000 in costs directly associated with the private placement. The Company issued an aggregate of 3,055,399 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

     During the fiscal year ended August 31, 2003, cash flow used by continuing operations was $1,665,935 resulting primarily from maintenance and carrier costs related to the delivery of BestNet communication solutions, salaries of the Company's employees and professional service fees.

     Cash provided by financing activities was approximately $1,653,161 for the fiscal year ended August 31, 2003, primarily due to the following: The Company raised $871,250 through two private placements of convertible promissory notes. We raised an additional $812,669 through the sale of the Company's Units. The remaining amounts were raised through the exercise of stock options, net of approximately $59,000 of payments on notes payable.

     Cash used in investing activities was, approximately $112,451 for the fiscal year ended August 31, 2003, primarily due to the purchase of equipment, assets and the development of applications necessary to improve the BestNet communication solutions. The Company also cashed in its certificate of deposit and received $22,773.

     There can be no assurance that we will meet our targeted levels of operating cash flow or that we will not incur significant unanticipated liabilities. Similarly, there can be no assurance that we will be able to obtain additional debt or equity financing on terms satisfactory to us. In addition, there can be no assurance given that we will reach an acceptable resolution with our convertible promissory note holders. We do not have access to borrowings under any credit facilities other than our sale of debt securities from time to time. We also will require additional financing and any such arrangement may involve material and substantial dilution to existing stockholders resulting from, amongst other things, breaking our recently issued Units to allow conversion of the Series A Preferred Stock into common shares, exercise of the warrants, the issuance of equity securities and/or the conversion of debt to equity. In such event, the percentage ownership of our current stockholders will be materially reduced, and such equity securities may have rights, preferences or privileges senior to our current common stockholders. We require additional financing. If we are unable to, or are unsuccessful in obtaining additional financing, our operations in the short term will be materially affected and may require that we seek bankruptcy protection. We continue to work towards obtaining additional financing. The circumstance described above raises substantial doubt as to the ability of the Company to continue as a going concern. The Financial Statements included in Item 7 of this filing do not include any adjustments that may be necessary as a result of this uncertainty.

Code of Ethics
--------------

     The company has adopted and attached in Section 10.14 of this Report its Code of Ethics consistent with disclosure required by section 406 of the Sarbanes-Oxley Act of 2002.

Additional Factors That May Affect Our Future Results
-----------------------------------------------------

BESTNET HAS A HISTORY OF OPERATING LOSSES AND MAY NEVER GENERATE OPERATING INCOME FROM THE SALE OF ITS COMMUNICATION SOLUTIONS.

     As of August 31, 2003, BestNet had an accumulated deficit of $28,585,017. Prior year's financial information has no particular bearing on future years' results.

     We believe that our future profitability and success will depend in a large part on our ability to generate both revenue and profit from the sale of communication solutions to both businesses and individual users. Revenues are also anticipated from sub-licensing our proprietary technology and continued development of private labeled websites for channel partners around the world. Based on recent operating results as of August 31, 2003, the Company has sufficient working capital to fund operations only through December 2003. The profitability and success of BestNet will depend on:

          o our ability to reach acceptable terms with convertible note holders;

          o    our ability to obtain further funding to reach breakeven;

          o our ability to sustain existing accounts and current contribution margin;

          o our ability to grow revenue at current or enhanced contribution margin;

          o our ability to maintain selling, general and administrative costs at current levels.

     Accordingly, we expect to continue to expend significant financial and management resources on the items listed above in the short term. As a result, we expect to incur additional losses and continued negative cash flow from operations prior to the achievement of breakeven. Should BestNet fail to achieve the key result items listed above, it will have a material detrimental effect on our Company.

WE ARE DEPENDENT ON COMPONENTS OF OUR LICENSE AGREEMENT WITH SOFTALK, WHICH, IF MATERIAL CHANGES IN THIS AGREEMENT OCCURRED, COULD ADVERSELY IMPACT OUR BUSINESS AND FUTURE OPERATIONS.

     We are dependent on components of our license agreement with Softalk, which gives us a worldwide exclusive license to distribute, market, service, sell and sublicense communication solutions and software based on the methodology protected by Softalk, Inc. patents (US 6,188,683 and Canadian 2,198,024) to commercial accounts. This agreement also grants us a worldwide nonexclusive license to distribute, market, service, sell and sublicense communication solutions and software protected by Softalk, Inc. patents to individual accounts. While our October 9, 2003 agreement solidifies our rights to the license agreement, any further developments that could result in the termination thereof, could materially adversely impact our business and future operations.

IF OUR BESTNETCALL SERVICE IS NOT ACCEPTED BY TARGETED CUSTOMERS, OUR FUTURE OPERATING RESULTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     BestNet has operated at a loss for the last eleven years. The Bestnetcall service is a unique value-generating product. Based on our marketing efforts to date it is still too early to determine if the Bestnetcall service will achieve broad commercial acceptance. The failure to achieve broad market acceptance will have a material adverse effect on BestNet's business, financial condition and results of operations. BestNet's risks include the following:

     o    future funding;

     o continued user acceptance, based on BestNet's marketing and sales efforts;

     o the ability of BestNet to continue to establish relationships with strategic partners; and

     o the maintenance of BestNet's network at a high level of quality to support commercial acceptance of our communication solutions.

To address these risks BestNet must, among other things:

     o attract and retain frequent users of its services in its target markets;

     o continue to provide value creating services for current and future customers;

     o    grow usage by our existing customer base;

     o    continue to increase contribution margin;

     o    expand value-added communication services;

     o    successfully respond to competitive developments;

     o    continue to form and maintain relationships with strategic partners;

     o    continue to attract, retain and motivate qualified personnel; and

     o    provide superior customer service.


A FAILURE BY PARTIES THAT MAINTAIN PHONE AND DATA LINES TO SERVICE SUCH LINES OR AN INCREASE IN THE PRICE FOR MAINTAINING PHONE AND DATA LINES MAY DISRUPT BESTNET'S BUSINESS.

     BestNet's business strategy depends on the availability of the Internet, cellular and fixed line transmission of voice and data. Specifically, BestNet relies on third parties who provide traditional phone lines and Internet service. Some of these third parties are national telephone carriers. If any of these carriers increase their charges for using these lines, which has become increasingly likely in light of the deregulation, then BestNet's profitability will be materially adversely affected. They may also fail to properly maintain their lines and disrupt BestNet's ability to provide service to its customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of BestNet's ability to provide communication solutions to its customers will have a material adverse affect on BestNet's business, financial condition and results of operations. The Company may be unable to continue purchasing such services from these third parties on acceptable terms, if at all. If BestNet is unable to purchase the necessary services to maintain and expand its network as currently configured, then BestNet's business, financial condition and results of operations would be materially adversely affected.


THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC AND INTERNATIONAL GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES, WHICH, IF INCREASED OR CHANGED, COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     Despite our operating under a section 214 International License issued by the FCC, and a Class "A" License issued by the CRTC in Canada, the international regulatory environment remains dynamic. Further taxes and the imposition of such surcharges or regulations could increase our cost of doing business. We may not be able to recover these costs from our clients. These surcharges or regulations could also adversely impact where we do business and thus reduce current and future revenue. This could materially adversely affect BestNet's business, financial condition and results of operations.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO INTERNATIONAL GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES, WHICH COULD MATERIALLY ADVERSELY AFFECT BESTNET'S BUSINESS.

     BestNet is marketing its services to international long distance callers in over 171 countries and geographic regions around the world. Because it will be conducting business internationally, BestNet is subject to certain direct or indirect risks. These risks could include:

     o unexpected changes in regulatory requirements for communication solutions;

     o foreign currency fluctuations, which could increase or decrease operating expenses and increase or decrease revenue;

     o    foreign taxation;

     o the burdens of complying with a variety of foreign laws, trade standards, tariffs and trade barriers; and

     o changes in regulations and tax could have an adverse effect on BestNet's revenue and costs.

     All of these could potentially adversely impact BestNet's financial condition and results of operations.

DIFFICULTIES COULD ARISE IN FINDING QUALIFIED PEOPLE TO MONITOR AND MAINTAIN BESTNET'S COMMUNICATION NETWORK.

     We employ highly talented and skilled people who operate, maintain and enhance our network. Our team is very familiar with our technology as well as other available technology used in the delivery of communication solutions. We could experience difficulty retaining the resources we have and further difficulty replacing the skills and talents on our operational team. This could result in higher operating costs and may have a material adverse effect on the results of our operations and our financial condition.


CONFLICTS OF INTEREST COULD ARISE WHICH COULD MATERIALLY ADVERSELY AFFECT BESTNET, ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Conflicts of interest could continue to arise between BestNet and its affiliates, including Softalk, in areas relating to past, ongoing and future relationships, including:

     o the Bestnetcall license agreement, corporate opportunities, indemnity arrangements, tax and intellectual property ownership matters;

     o    potential acquisitions or financing transactions; and

     o    sales or other dispositions by BestNet principals.

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

     A significant aspect of our growth strategy is to expand our business internationally, through direct and indirect channels. Such expansion will place additional burdens upon our management, personnel and financial resources and may cause us to incur additional losses. We will also face different and additional competition in international markets. These risks could impair our ability to expand internationally as well as have a material adverse effect upon our overall business operations, growth and financial condition. In addition, international regulations continue to change and could adversely affect business that we currently have along with business that we will develop in the future.


ON-LINE SECURITY BREACHES OR FAILURES MAY MATERIALLY ADVERSELY AFFECT BESTNET.

     In order to successfully provide services and receive payment for these services via the Internet, it is necessary that we are able to ensure the security of confidential customer information both voice and data. We employ certain technology in order to protect such information, including customer credit card information. However, we may be unable to ensure that such information will not be intercepted and or obtained illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that the Internet is not secure, even if unfounded, means that fewer consumers might use our services. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.


OUR OUTSTANDING SHARES MAY BE DILUTED RESULTING IN LESS PERCENTAGE OF SHARES HELD BY EACH SHAREHOLDER AND A LOWER MARKET PRICE PER SHARE OF OUR COMMON STOCK.

     Our Company is now authorized to issue up to 100,000,000 million shares of common stock. The Board of Directors may issue shares of stock for such consideration, as it deems adequate. Additional shares of common stock may be issued to raise capital, to purchase property or rights, and upon exercise of warrants, options, or other derivative instruments. Preferred stock may be issued that is convertible into shares of common stock at conversion prices that might not be related to the then current market price. The market price of our common stock may decrease as more shares of common stock become available for trading. The equity interest of the shareholders in BestNet also may be reduced through the issuance of new common stock required to further fund our company.


THE CURRENT CAPITALIZATION COULD DELAY, DEFER, OR PREVENT A CHANGE OF CONTROL.

     The Company is authorized to issue up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring, or preventing a change of control of the Company.


THE FORWARD-LOOKING STATEMENTS IN THIS REPORT MAY NOT COME TRUE AND ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THE ANTICIPATED RESULTS.

     This report contains forward-looking statements that involve risks and uncertainties. These statements may include BestNet's plans:

     o    to grow its communication solutions businesses;

     o    to expand the range of services it offers;

     o    to increase the number of customers and overall revenues;

     o to otherwise expand its business activities in new cities and foreign countries; and

     o to retain key personnel or otherwise to implement its strategy as well as its beliefs regarding consumer acceptance of our services.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                          Audited Financial Statements
                           Year Ended August 31, 2003

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

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders and Board of Directors of
BestNet Communications Corp.

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp. (the "Company") as of August 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BestNet Communications Corp. as of August 31, 2003, and the consolidated results of its operations, changes in stockholders' equity, and its cash flows for the years ended August 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of August 31, 2003 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Semple & Cooper, LLP
-----------------------------
     Semple & Cooper, LLP


November 14, 2003 except for Note 8 and Note 12, which are as of December 10,
2003

Phoenix, AZ



                      BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     AUGUST 31, 2003



                                         ASSETS

Current assets:
  Cash and cash equivalents                                               $    226,559
  Accounts receivable, net of allowance of $1,386                               74,360
  Prepaid expenses and other current assets                                     49,080
                                                                          ------------

      Total current assets                                                     349,999

Property and equipment, net of accumulated depreciation
  of $3,142,251                                                                909,713
License fee, net of amortization of $5,312,368                               4,362,400
Deposits and other assets                                                       97,038
                                                                          ------------

      Total assets                                                        $  5,719,150
                                                                          ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations, current portion                              $      5,614
  Accounts payable and accrued expenses                                        290,535
  Convertible notes payable - net of discounts of $75,248                      589,752
  Deferred revenue                                                              15,734
                                                                          ------------

    Total current liabilities                                                  901,635
                                                                          ------------

Long-term liabilities
   Capital lease obligation, long-term portion                                   7,331
                                                                          ------------

     Total long-term liabilities                                                 7,331
                                                                          ------------

     Total liabilities                                                         908,966
                                                                          ------------

Stockholders' equity:
  Preferred stock, par value $.001 per share;  10,000,000 shares
    authorized, 3,563,593 shares issued and outstanding                          3,563
  Common stock, par value $.001 per share; 50,000,000 shares
    authorized, 29,948,104 shares issued, 28,048,104 shares outstanding         29,948
  Additional paid-in capital                                                34,273,690
  Accumulated deficit                                                      (28,585,017)
                                                                          ------------

                                                                             5,722,184
  Less treasury stock, 1,900,000 common shares, at cost (See Note 8)          (912,000)
                                                                          ------------

      Total stockholders' equity                                             4,810,184
                                                                          ------------

      Total liabilities and stockholders' equity                          $  5,719,150
                                                                          ============


              See accompanying notes to consolidated financial statements.

                                          F-2



                           BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002



                                                                        2003            2002
                                                                    ------------    ------------
Revenues                                                            $  1,471,358    $  1,060,582

Expenses:
  Cost of revenues (exclusive of depreciation and
    amortization shown separately below)                               1,287,328       1,432,196
                                                                    ------------    ------------

        Gross income (loss)                                              184,030        (371,614)
                                                                    ------------    ------------
  General and administrative expenses                                  1,868,925       1,849,483
  Depreciation and amortization                                        2,231,383       2,277,525
                                                                    ------------    ------------

        Total operating expenses                                       4,100,308       4,127,008
                                                                    ------------    ------------
        Net loss from operations                                      (3,916,278)     (4,498,622)
                                                                    ------------    ------------
Other income (expense):
  Interest income                                                          4,815           3,023
  Interest and finance charges                                          (870,684)       (943,937)
  Foreign asset tax expense                                                 --           (30,050)
  Preferred stock conversion penalty                                     (17,847)        (35,944)
  Gain (loss) on disposal of property and equipment                      (17,290)          2,405
  Loss on arbitration (See Note 12)                                      (12,965)           --
  Other                                                                     (782)           (800)
                                                                    ------------    ------------

        Total other income (expense)                                    (914,753)     (1,005,303)
                                                                    ------------    ------------
        Loss from continuing operations                               (4,831,031)     (5,503,925)
                                                                    ------------    ------------

Discontinued operations:
  Operating loss from discontinued operations                               --            (5,468)
  Loss on disposal of discontinued operations                               --              (332)
                                                                    ------------    ------------
        Loss from discontinued operations                                   --            (5,800)
                                                                    ------------    ------------

        Loss from operations                                          (4,831,031)     (5,509,725)

Preferred stock dividends (See Note 12)                                  265,006         958,723
                                                                    ------------    ------------

Loss available to common shareholders                               $ (5,096,037)   $ (6,468,448)
                                                                    ============    ============

Loss per common share, basic and diluted
       Continuing operations                                        $      (0.22)   $      (0.41)
       Discontinued operations                                      $       --      $      (0.00)
                                                                    ------------    ------------
Net loss attributable to common shareholders                        $      (0.22)   $      (0.41)
                                                                    ============    ============

  Weighted average number of common shares outstanding, basic and
       diluted                                                        23,445,307      15,933,908
                                                                    ============    ============


                   See accompanying notes to consolidated financial statements.




                                                BESTNET COMMUNICATIONS CORP.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002



                                                        Preferred Stock
                                           Series C                       Series B                      Common Stock
                                    Shares          Amount          Shares          Amount          Shares         Amount
                                 ------------    ------------    ------------    ------------   ------------    ------------
Balances, August 31, 2001                --              --               532    $          5      11,772,313   $     11,772
Net loss                                 --              --              --              --              --             --
Conversion of Series B
   Preferred Stock                       --              --              (532)             (5)      2,342,516          2,342
Conversion of notes payable
   into Common Stock                     --              --              --              --              --             --
Issuance of Series C
   Preferred Stock                      6,150               6            --              --              --             --
Conversion of Series C
   Preferred Stock                     (6,150)             (6)           --              --           985,689            986
Preferred stock dividends                --              --              --              --            33,582             33
Conversion penalties - Series
   C Preferred Stock                     --              --              --              --            11,912             12
Common stock issued for
   services                              --              --              --              --            58,614             59
Common Stock purchase
   agreements                            --              --              --              --           519,750            520
Warrants issued                          --              --              --              --              --             --
Warrants exercised                       --              --              --              --           160,000            160
Conversion premium-Series B
   Preferred Stock                       --              --              --              --           585,628            586
Beneficial conversion
feature-
   Series C Preferred Stock              --              --              --              --              --             --
Beneficial conversion
feature-
   Subordinated Convertible
   Promissory Notes                      --              --              --              --              --             --
Beneficial conversion feature-
   Senior Secured Convertible
   Promissory Notes                      --              --              --              --              --             --
Stock options exercised                  --              --              --              --            60,001             60
                                 ------------    ------------    ------------    ------------    ------------   ------------
Balances, August 31, 2002                --      $       --              --      $       --        16,530,005   $     16,530
                                 ============    ============    ============    ============    ============   ============

                                                            F-4



                                 BESTNET COMMUNICATIONS CORP.
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002
                                         (CONTINUED)



                                  Additional
                                   Paid-in        Accumulated    Common Stock
                                   Capital          Deficit       Subscribed        Total
                                 ------------    ------------    ------------    ------------
Balances, August 31, 2001        $ 28,109,515    $(17,020,532)   $       --      $ 11,100,760
Net loss                                 --        (5,509,725)           --        (5,509,725)
Conversion of Series B
   Preferred Stock                     (2,337)           --              --              --
Conversion of notes payable
   into Common Stock                     --              --           600,000         600,000
Issuance of Series C
   Preferred Stock                    506,994            --              --           507,000
Conversion of Series C
   Preferred Stock                       (980)           --              --              --
Preferred stock dividends              25,344         (26,486)          1,109            --
Conversion penalties - Series
   C Preferred Stock                    3,737            --            32,195          35,944
Common stock issued for
   services                            99,641            --              --            99,700
Common Stock purchase
   agreements                         225,385            --           250,000         475,905
Warrants issued                       850,014        (141,750)           --           708,264
Warrants exercised                       (160)           --              --              --
Conversion premium-Series B
   Preferred Stock                    664,901        (665,487)           --              --
Beneficial conversion
feature-
   Series C Preferred Stock           125,000        (125,000)           --              --
Beneficial conversion
feature-
   Subordinated Convertible
   Promissory Notes                    42,858            --              --            42,858
Beneficial conversion feature-
   Senior Secured Convertible
   Promissory Notes                   323,360            --              --           323,360
Stock options exercised                68,689            --             1,460          70,209
                                 ------------    ------------    ------------    ------------
Balances, August 31, 2002        $ 31,041,961    $(23,488,980)   $    884,764    $  8,454,275
                                 ============    ============    ============    ============


                 See accompanying notes to consolidated financial statements.

                                          F-4(Con't)



                                             BESTNET COMMUNICATIONS CORP.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONTINUED)



                                                    Preferred Stock
                                        Series C                      Series A                    Common Stock
                                  Shares         Amount         Shares         Amount         Shares         Amount
                               ------------   ------------   ------------   ------------   ------------   ------------
Balances, August 31, 2002              --             --             --             --       16,530,005   $     16,530
Net loss                               --             --             --             --             --             --
Conversion of notes payable
   into common stock                   --             --             --             --          750,000            750
Issuance of common stock
   subscribed                          --             --             --             --        1,866,842          1,867
Conversion penalties -
Series
   C Preferred Stock                   --             --             --             --           14,278             14
Warrants issued                        --             --             --             --             --             --
Beneficial conversion feature
   of convertible notes                --             --             --             --             --             --
Common stock issued for
   services                            --             --             --             --           57,500             57
Conversion of bridge notes
   payable into Units                  --             --          500,000            500      1,500,000          1,500
Conversion of accrued
   interest into Units                 --             --            8,194              8         24,582             25
Private placement of Unit
   offering                            --             --        3,055,399          3,055      9,166,197          9,166
Offering costs associated
with
   Unit private placement              --             --             --             --             --             --
Beneficial conversion feature-
   Unit private placement              --             --             --             --             --             --
Treasury stock acquisition -
   (Note 12)                           --             --             --             --             --             --
Stock options exercised                --             --             --             --           38,700             39
                               ------------   ------------   ------------   ------------   ------------   ------------
Balances, August 31, 2003              --     $       --        3,563,593   $      3,563     29,948,104   $     29,948
                               ============   ============   ============   ============   ============   ============


                                                         F-5



                                                BESTNET COMMUNICATIONS CORP.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 (CONTINUED)



                                Additional
                                 Paid-in       Accumulated     Common Stock          Treasury Stock
                                 Capital         Deficit        Subscribed        Shares         Amount          Total
                               ------------    ------------    ------------    ------------   ------------    ------------
Balances, August 31, 2002      $ 31,041,961    $(23,488,980)   $    884,764            --             --      $  8,454,275
Net loss                               --        (4,831,031)           --              --             --        (4,831,031)
Conversion of notes payable
   into common stock                300,318            --              --              --             --           301,068
Issuance of common stock
   subscribed                       882,897            --          (884,764)           --             --              --
Conversion penalties -
Series
   C Preferred Stock                 17,833            --              --              --             --            17,847
Warrants issued                     219,593            --              --              --             --           219,593
Beneficial conversion feature
   of convertible notes             543,179            --              --              --             --           543,179
Common stock issued for
   services                          23,818            --              --              --             --            23,875
Conversion of bridge notes
   payable into Units               148,000            --              --              --             --           150,000
Conversion of accrued
   interest into Units                2,425            --              --              --             --             2,458
Private placement of Unit
   offering                         904,399            --              --              --             --           916,620
Offering costs associated
with
   Unit private placement          (103,951)           --              --              --             --          (103,951)
Beneficial conversion feature-
   Unit private placement           265,006        (265,006)           --              --             --              --
Treasury stock acquisition -
   (Note 12)                           --              --              --         1,900,000       (912,000)       (912,000)
Stock options exercised              28,212            --              --              --             --            28,251
                               ------------    ------------    ------------    ------------   ------------    ------------
Balances, August 31, 2003      $ 34,273,690    $(28,585,017)   $       --         1,900,000   $   (912,000)   $  4,810,184
                               ============    ============    ============    ============   ============    ============


                                See accompanying notes to consolidated financial statements.

                                                         F-5(Con't)



                                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002



                                                                                   2003                 2002
                                                                               -----------          -----------
Operating activities:
  Loss from operations                                                         $(4,831,031)         $(5,509,725)
     Add:  loss from discontinued operations                                          --                  5,800
                                                                               -----------          -----------
     Loss from continuing operations                                            (4,831,031)          (5,503,925)

  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                                  2,231,383            2,277,525
  Loss (gain) on disposal of property and equipment                                 17,290               (2,405)
  Non-cash transactions (See Note 11)                                              842,611            1,111,760
  Changes in assets and liabilities:
     Accounts receivable                                                            (1,516)             (54,471)
     Prepaid expenses and other current assets                                      22,721              (35,138)
     Deposits and other assets                                                     (21,450)             (77,017)
     Accounts payable and accrued expenses                                          71,730              546,534
     Deferred revenue                                                                2,327                2,947
                                                                               -----------          -----------

         Net cash used in operating activities from continuing
            operations                                                          (1,665,935)          (1,734,190)
         Net cash used in operating activities from
            discontinued operations                                                   --                 (5,644)
                                                                               -----------          -----------
         Net cash used in operating activities                                  (1,665,935)          (1,739,834)
                                                                               -----------          -----------

Investing activities:
  Purchase of property and equipment                                              (135,224)            (175,404)
  Proceeds from disposal of property and equipment                                    --                 12,650
  Proceeds from maturity of a certificate of deposit                                22,773                 --
  Repayment of notes receivable from related parties                                  --                 15,440
                                                                               -----------          -----------

         Net cash used in investing activities from continuing operations         (112,451)            (147,314)
         Net cash provided by  investing activities from discontinued
            operations                                                                --                    300
                                                                               -----------          -----------
         Net cash used in investing activities                                    (112,451)            (147,014)
                                                                               -----------          -----------

Financing activities:
  Proceeds from issuance of convertible notes payable                              871,250              900,000
  Repayment of notes payable                                                       (56,250)                --
  Principal payments on capital lease obligations                                   (2,759)                --
  Proceeds from the sale of Units                                                  812,669                 --
  Proceeds from the sale of common stock                                              --                475,905
  Proceeds from the issuance of Series C Preferred Stock                              --                507,000
  Proceeds from the exercise of stock options                                       28,251               70,209
                                                                               -----------          -----------

         Net cash provided by financing activities                               1,653,161            1,953,114
                                                                               -----------          -----------

         Net increase (decrease) in cash and cash equivalents                     (125,225)              66,266

Cash and cash equivalents, beginning of year                                   $   351,784          $   285,518
                                                                               -----------          -----------

Cash and cash equivalents, end of year                                         $   226,559          $   351,784
                                                                               ===========          ===========


                          See accompanying notes to consolidated financial statements.

                                                      F-6

Supplemental disclosure of cash flow information:

                                                 2003       2002
                                                 ----       ----
Cash paid during the year for:

Interest                                      $  32,145  $  15,571
Taxes                                         $     524  $     453



          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     BestNet Communications Corp., a Nevada corporation, formerly Wavetech International, Inc., is currently actively pursuing the implementation of its business strategy to provide value creating communication solutions around the world. The Company has recorded net operating losses in each of the previous eleven years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the BestNet Communications Corp. and it's wholly owned subsidiaries, Interpretel, Inc., Interpretel Canada Inc., Telplex International Communications, Inc. and Bestnetravel, Inc, (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. During fiscal 2002 the operations of Bestnetravel were shut down, as it was un-profitable and a non-strategic business. Accordingly, the operating results of Bestnetravel are classified as discontinued operations in the accompanying financial statements.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three (3) months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $1,000 at August 31, 2003. Accounts receivable are unsecured and do not include any finance charges.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

                   Furniture and fixtures           7 years
                   Computer equipment               5 years
                   Equipment                        5 years
                   Software                         3 to 5 years

     The costs of maintenance and repairs are charged to expense in the year incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     The Company accounts for its capitalized internal use software in accordance with Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, capitalized internal use software represents software costs incurred in the application development stage.

LICENSE FEES

     Fees to license certain communications software are recorded at cost and amortized over the life of the underlying agreement. The Company evaluates the continuing carrying value of its licenses at each balance sheet date and records a write down if the carrying value has become impaired. An impairment is determined if the anticipated net cash flow attributed to the asset is less than the carrying value. The asset is then reduced to the net present value of the anticipated future cash flows related to the underlying license agreement. Specifically, in fiscal 2003, BestNet contracted with Stout Risius Ross, Inc., a consulting firm in the business of completing SFAS No. 144 impairment testing, among other services. Stout Risius Ross, Inc. tested the fair value of BestNet's license agreement with Softalk, Inc. No impairment was found. The lack of impairment contemplates that BestNet will continue its entitlement to operate under the terms and conditions set forth in the license agreement (See Note 8).

INCOME TAXES

     Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value.

CREDIT RISK AND CONCENTRATIONS

     The Company maintains the majority of its cash balances in bank accounts at a financial institution. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of August 31, 2003, the Company has approximately $195,000 of uninsured cash.

     Included in cost of revenues are costs incurred from Tier 1 long distance carriers. The Company contracts with certain carriers based on price and quality for the services that they provide. The Company believes these services are readily available; however, the Company has had concentrations with several service providers in the past. For the years ended August 31, 2003 and 2002, the Company used several service providers that accounted for 80.8% and 58.8% of cost of revenues, respectively.

REVENUE RECOGNITION

     The Company's revenue is derived from customers' use of our communication solutions on a per minute basis. Revenues related to the minutes used are recognized as used by customers. The Company also derives revenue from the sale of private labeled websites to channel partners who sell BestNet's suite of services. Cost of sales includes expenses directly related to the operation and maintenance of the Company's service network. Depreciation and amortization expense are separately stated.

STOCK-BASED COMPENSATION

     At August 31, 2003, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting
Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to
Employees," and related interpretations, as more fully described in Note 6. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based
Compensation," and SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

     Pro forma net loss and loss per share are as follows:

                                                                                 Year Ended August 31
                                                                                  2003           2002
                                                                               -----------    -----------
              Net loss available to common stockholders, as reported           $(5,096,037)   $(6,468,448)
              Pro forma compensation expense for stock options                    (491,702)    (1,074,342)
                                                                               -----------    -----------
              Pro forma net loss available to common stockholders              $(5,587,739)   $(7,542,790)
                                                                               ===========    ===========
              Pro forma loss per share available to common stockholders        $      (.24)   $      (.47)
                                                                               ===========    ===========

                                                   F-9

     The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.

                                          Year Ended August 31
                                          --------------------
                                         2003              2002
                                         ----              ----
          Volatility                  89% to 104%       96% to 194%
          Risk free rate                    5.60%             5.60%
          Expected dividends                None              None
          Expected term (in years)    1 to 3 years      1 to 3 years

NET LOSS PER COMMON SHARE

     Diluted loss per common share is equal to basic loss per common share for all periods presented as the effect of all applicable securities (convertible preferred stock, convertible notes payable, common stock options and warrants) is anti-dilutive (decreases the loss per common share amount).

     A reconciliation of the net loss per common share is as follows:

                                                           August       August
                                                           ------       ------
                                                          31, 2003     31, 2002
          Loss from continuing operations                $   (0.21)   $   (0.35)
          Preferred stock dividends                          (0.01)       (0.06)
                                                         ---------    ---------
          Loss per common share - continuing operations      (0.22)       (0.41)
          Loss per common share - discontinued operations      --         (0.00)
                                                         ---------    ---------
          Net loss attributable to common shareholders   $   (0.22)   $   (0.41)
                                                         =========    =========

     The following is a summary of dilutive securities and the number of shares of common stock that the securities are convertible/exercisable into:

                                                               Underlying
                    Description                               Common Shares
                    -----------                               -------------
                   Convertible preferred stock                    7,127,186
                   Options                                        3,808,301
                   Warrants                                       6,426,844
                                                              -------------

                   Total dilutive securities                     17,362,331
                                                              =============

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company makes significant assumptions concerning its license fees, amount of the accounts receivable reserve and reserves related to deferred tax assets. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

SEGMENT INFORMATION

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified one continuing operating segment (communications); accordingly, these financial statements contain the results of only this segment. As discussed elsewhere in this footnote, the Company discontinued and disposed of its travel segment in fiscal 2002.

RECLASSIFICATIONS

     Certain reclassifications have been made to conform fiscal 2002 information to the presentation of fiscal 2003 information. The reclassifications had no effect on net income.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled approximately $10,000 and $22,000 for the years ended August 31, 2003 and 2002, respectively.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppels. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have adopted this statement effective September 1, 2002 and it did not have a material effect on the Company's financial position, results of operation or cash flows.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. We have adopted this statement effective September 1, 2002, and it did not materially affect our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), SFAS No. 44 (Accounting for Intangible Assets of Motor Carriers), SFAS No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment became effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting became effective for transactions occurring after May 15, 2002. We have adopted this statement effective September 1, 2002, and it did not materially affect our consolidated financial position or cash flow.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally, Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted this statement effective January 1, 2003, and it did not materially affect our consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term consumer-relationship intangible assets (such as core deposit intangibles). Effective October 1, 2002, the Company adopted FAS 147, and the adoption did not have material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted SFAS 148 and has accordingly modified its disclosures related to stock-based compensation.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We have adopted SFAS No. 149 effective July 1, 2003, and it did not materially effect our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS No. 150 currently has no impact on the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. We have adopted this standard, and it did not materially affect our consolidated financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. We have adopted this standard, and it did not materially affect our consolidated financial position or results of operations.

3. PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2003:

              Furniture and fixtures                           $    15,147
              Computer equipment                                   681,125
              Software                                           1,832,122
              Equipment                                          1,523,570
                                                               -----------
              Total property and equipment, at cost              4,051,964
              Less: accumulated depreciation and amortization   (3,142,251)
                                                               -----------
                                                               $   909,713

     For the fiscal years ended August 31, 2003 and 2002, depreciation expense related to property and equipment are approximately $339,000 and $335,000, respectively. Included in the above accumulated depreciation and amortization balance of $3,142,251 is accumulated amortization of approximately $1,460,000 that relates to capitalized software. Amortization expense for capitalized software is approximately $518,000 and $565,000 for the years ended August 31, 2003 and 2002, respectively.

     The Company is the lessee of equipment under a capital lease agreement expiring in fiscal 2006 (See Note 4). The assets and liabilities under this capital lease agreement are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. As of August 31, 2003, the cost of equipment under capital lease is approximately $15,700 with accumulated depreciation of approximately $1,600. These balances are included in the table above.


4. COMMITMENTS

OPERATING LEASES:

     The Company has entered into non-cancelable operating lease arrangements for two office locations, web hosting and two co-location facilities.

Future minimum lease commitments as of August 31, 2003 are as follows:

                     Fiscal Year Ending
                     August 31,
                     ----------
                     2004                   $ 141,624
                     2005                      70,131
                     2006                      13,968
                                            ---------
                                            $ 225,723

     Rent expense under operating leases in 2003 and 2002 is approximately $123,000 and $160,000, respectively.

     The Company leases equipment under a capital lease agreement. The following is a summary of future minimum lease payments on this capital lease as of August 31, 2003.

         Fiscal Year Ending
         August 31,
         ----------
         2004                                        $   6,854
         2005                                            5,622
         2006                                            2,343
                                                     ---------
                                                        14,819
         Less: Amount representing interest             (1,874)
                                                     ---------
         Amount representing principal                  12,945
         Less: Current portion                           5,614
                                                     ---------
         Long term portion                           $   7,331
                                                     =========

5. NOTES PAYABLE

Senior Secured Convertible Notes Payable

     On February 25, 2003, the Company completed a financing transaction consisting of the issuance of $150,000 in aggregate principal amount of its 10% Senior Secured Convertible Promissory Notes Payable due March 27, 2003 (the "Senior Secured Notes"). As required under the terms of the Senior Secured Notes, the Company issued 50,000 shares of common stock as compensation for the issuance of the Senior Secured Notes. The Company extended the due date of the Senior Secured Notes for an additional 30 days to April 26, 2003. In accordance with the terms of the Senior Secured Note, the Company issued 7,500 shares of common stock for this extension. The Company recorded financing expense which represents the fair market value of the common stock issued for the issuance and extension of the Senior Secured Notes.

     No payment, including any prepayment, may be made on these Senior Secured Notes unless payments are made pair passe on each of the outstanding Senior Secured Notes. Each holder of the Senior Secured Notes may elect to convert the amount outstanding there under, including accrued interest into Units of the Company's at a conversion price equal to $0.30 per Unit (Refer to Note 6, Stockholders' Equity, for information related to the Units). The beneficial conversion feature associated with the Senior Secured Notes resulted in a discount to the Senior Secured Notes of $150,000, which has been recorded to additional paid-in-capital at the time these notes were issued and is being charged to interest expense over the life of the Senior Secured Notes. The $150,000 principal plus accrued interest of approximately $2,000 was converted to 508,194 fully paid Units on April 24, 2003.

Convertible Notes Payable

     On September 26, 2002, the Company entered into a Note (the "Notes") and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The Notes have a term of 1-year and bear interest at a rate of 6% per annum. The principal amount outstanding under each Note, together with accrued interest is convertible into common stock of the Company at the election of the holder at a conversion price equal to one share of common stock for each $1.00 of principal and interest converted. Interest is payable quarterly. As of August 31, 2003, approximately $7,000 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses on the accompanying balance sheet. In addition, a one-year warrant to purchase one additional share of the Company's common stock at $1.50 was issued per each $2.00 invested.

     The Notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company had the option to repay the Notes in cash, or, with the approval of the holders, by issuing shares of common stock. Each holder of the Notes may elect to convert the amount outstanding pursuant to the conversion terms described above. The beneficial conversion feature associated with the Notes and detachable warrants issued in conjunction with the Notes resulted in a discount to the notes of $393,179 and $219,593, respectively, which have been recorded to additional paid-in-capital at the time the Notes were issued and is being charged to interest expense over the life of the Notes.

     As of August 31, 2003, the principal balance and unamortized discount related to the above notes was $665,000 and $75,248, respectively. During fiscal 2003, the Company recorded interest expense of $537,524 resulting from the amortization of the discounts on the Notes.


Senior Convertible Notes Payable

     On April 23, 2002, the Company completed a private placement of $800,000 in aggregate principal of 8% Senior Secured Promissory Notes due November 1, 2002 (the "Senior Notes") and five year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share. The fair value of the warrants resulted in a discount to the Senior Notes of $476,640, which has been recorded to additional paid-in capital at the time the notes were issued and is being charged to interest expense over the life of these notes.

     The Senior Notes may be prepaid at any time, in whole or in part, without penalty. On the maturity date, the Company has the option to repay the Senior Notes in cash, or, with the approval of the holders, by issuing shares of BestNet common stock. Each holder of the Senior Notes may elect to convert the amount outstanding hereunder into shares of common stock at any time during the term of the Senior Note and ending upon the repayment in full of the principal, together with any accrued but unpaid interest, of the Senior Notes, at a conversion price equal to $0.40 per share. The beneficial conversion feature associated with the Senior Notes resulted in an additional discount to these notes of $323,360, which has been recorded to additional paid-in-capital at the time the Senior Notes were issued and is being charged to interest and financing expense over the life of the Senior Notes.

     As of August 31, 2003, we have received conversion requests for the entire $800,000 principal balance of these notes; accordingly, the Company issued 2,000,000 shares of common stock in full satisfaction of these conversion requests.


6. STOCKHOLDERS' EQUITY

PREFERRED STOCK:

     The Company is authorized to issue up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

     During fiscal 2003, the Company continued to incur penalties as a result of the delay in the registration and issuance of the common shares. The Company issued an additional 14,278 common shares to the former holders of the Series C Preferred Stock as a result of penalties incurred in fiscal 2003 and recorded an expense of $17,847 for the fair value of these shares.

     On January 30, 2002, the Company completed a $115,000 private placement of Series C Preferred Stock and common stock purchase warrants with an accredited investor. The private placement yielded net proceeds to the Company of $97,750. The financing consisted of 1,150 shares of Series C Preferred Stock and a five
(5) year warrant to purchase 5,750 shares of common stock at $1.19 per share.

     During fiscal 2002, the Company received conversion requests for all Series C Preferred Shares. As of August 31, 2002, the Company had not issued the 99,752 common shares associated with these conversions due to a pending registration statement at year-end. These common shares were issued during fiscal 2003.

     During fiscal 2003, the Company retired the previously issued Series A, B and C Preferred Stock Series prior to the issuance of the Series A Preferred Stock associated with the sale of Units.


UNITS

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors, resulting in gross proceeds to the Company of approximately $917,000. In conjunction with this offering, the Company incurred approximately $104,000 in costs directly associated with the private placement. The Company issued an aggregate of 3,055,399 Units at a per Unit purchase price of $0.30 under this private placement. Each Unit consists of the following underlying securities:
(a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

     The Company has accounted for this transaction as though the securities underlying the Units have been issued. Accordingly, the accompanying financial statements reflect 9,166,197 shares of common stock, 3,055,399 shares of Series A Preferred Stock and an increase in additional paid-in capital to reflect the warrants issued in conjunction with the Unit offering. The Company allocated approximately $556,000 to the common stock, approximately $265,000 to the Series A Preferred Stock and approximately $96,000 to the warrants. This allocation is based on the relative fair values of the various securities underlying the Units. As a result of the beneficial conversion feature associated with the Series A Preferred Stock, the Company recorded a deemed dividend in the amount of approximately $265,000, which is reflected in the Statement of Operations as a preferred stock dividend.

     As is discussed in Note 5, the Company also issued $150,000 in aggregate principal of Senior Secured Notes that, along with any unpaid accrued interest, are convertible to Units at a conversion rate of $.30 per Unit. During fiscal 2003, the Senior Secured Notes and unpaid accrued interest of approximately $2,000 were converted to 508,194 Units. As discussed in the preceding paragraph, the underlying securities related to the Units are reflected in the financial statements. Accordingly, the accompanying financial statements reflect 1,524,582 shares of common stock, 508,194 shares of Series A Preferred Stock and an increase in additional paid-in capital to reflect the warrants issued in conjunction with the conversion of the Senior Secured Notes into Units. The Company allocated approximately $92,000 to the common stock, approximately $44,000 to the Series A Preferred Stock and approximately $16,000 to the warrants. This allocation is based on the relative fair values of the various securities underlying the Units.


COMMON STOCK:

     During fiscal 2003, the Company issued 57,500 shares of common stock for bridge financing. $23,875 was charged to expense during the period incurred.


WARRANTS:

     The following summarizes Warrant activity in fiscal 2003 and 2002:

                                               Number         Exercise Price
                                               ------         --------------
         Outstanding, August 31, 2001         5,790,130       $ .01 - $ 4.00
         Exercised                             (160,000)              $ 0.01
         Issued                               2,280,750       $1.00 - $ 5.00
                                          -------------       --------------
         Outstanding, August 31, 2002         7,910,880       $ .01 - $10.00
                                          =============       ==============
         Expired/Retired                     (5,380,129)      $3.25 - $10.00
         Issued                               3,896,093               $ 1.50
                                          -------------       --------------
         Outstanding, August 31, 2003         6,426,844       $ .01 - $ 3.00
                                          =============       ==============


     The remaining contractual life of warrants outstanding as of August 31, 2003 was 2.43 years. Warrants for the purchase of 6,426,844 and 7,910,880 shares were immediately exercisable on August 31, 2003 and 2002 with a weighted-average price of $.85 and $3.83 per share.

     The weighted average fair values of warrants granted during 2003 and 2002 for which the exercise price was equal to the fair market value of the stock were $.40 and $1.48 per share, respectively.


STOCK INCENTIVE PLANS:

     The Company is authorized to issue up to 4,600,000 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years.

     The Company is authorized to issue up to 5,000,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years.



     A summary of the Company's stock option activity is as follows:

                                                                              Weighted Average
                                            Number of        Option Price         Exercise
                                         Options Granted      Per Share       Price Per Share
                                         ---------------      ---------       ---------------
          Outstanding August 31, 2001          3,540,334     $.65 - 8.00            1.73
          Granted                              1,115,000     $.73 - 1.65            1.06
          Exercised                              (62,001)    $.73 - 1.25            1.13
          Canceled                              (355,332)    $.73 - 4.56            1.66
                                         ---------------                           ----
          Outstanding August 31, 2002          4,238,001     $.65 - 8.00            1.57
          Granted                                184,000     $.53 - 1.33            1.00
          Exercised                              (38,700)        $.73               .73
          Canceled                              (575,000)    $.73 - 4.86            1.84
                                         ---------------                           ----
          Outstanding August 31, 2003          3,808,301     $.53 - 8.00            1.51
                                         ===============     ===========            ====

     We maintain a 2000 Stock Incentive Plan under which we have issued
2,599,615 shares of our common stock to our employees, and currently have 2,400,385 shares of common stock available for future issuance. Under the 2000
Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which we have issued 1,570,001 shares of our common stock to our employees, and currently have 3,029,999 shares of common stock available of future issuance. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan also is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     The remaining contractual life of options outstanding as of August 31, 2003 was 7.15 years. Options for the purchase of 2,489,965 and 2,534,666 shares were immediately exercisable on August 31, 2003 and 2002 with a weighted-average price of $1.36 and $1.58 per share, respectively.

     The weighted average fair values of stock options granted during 2003 and 2002 for which the exercise price was equal to the fair market value of the stock were $1.00 and $1.06 per share, respectively.


7. INCOME TAXES

     As of August 31, 2003, the Company has federal net operating loss carryforwards totaling approximately $23,200,000 and state net operating loss carryforwards totaling approximately $12,800,000. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2023.
The state net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2008. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Additionally, the Company has capital loss carryforwards of approximately $216,000 that will expire in 2004 unless offset by capital gains. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards has not occurred.

     The income tax benefit for the years ended August 31, 2003 and 2002 is comprised of the following amounts:

                                           2003          2002
                                       ------------  -----------
              Current:                 $      --     $      --

              Deferred:
              Federal                   (1,050,000)   (1,555,000)
              State                       (160,000)     (150,000)
                                       -----------   -----------
                                        (1,210,000)   (1,705,000)
              Valuation Allowance        1,210,000     1,705,000
                                       -----------   -----------
                                       $        --   $        --
                                       ===========   ===========

                                      F-17

     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                   2003       2002
                                                   ----       ----
Statutory tax rate                                 34.0%      34.0%
State income taxes                                  5.3%       5.3%
Change in valuation allowance                     (39.3)%    (39.3)%
                                                  -----      -----
Effective tax rate                                  0.0%       0.0%
                                                    ===        ===

     The components of the net deferred tax assets (liabilities) are as follows:

                                                   2003          2002
                                               -----------   -----------
         Deferred tax assets (liabilities):
         License fee                           $   886,000   $   655,000
         Property and equipment                    (54,000)     (102,000)
         Net capital loss                           85,000        85,000
         Other                                       6,000        11,000
         Net operating loss carryforward         8,376,000     7,440,000
                                               -----------   -----------
                                                 9,299,000     8,089,000
         Valuation allowance                    (9,299,000)   (8,089,000)
                                               -----------   -----------
                                               $      --     $      --
                                               ===========   ===========

     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $9,299,000 valuation allowance as of August 31, 2003 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,210,000.


8. RELATED PARTY TRANSACTIONS, SIGNIFICANT CONCENTRATIONS AND CONTINGENCIES:

CURRENT RELATIONSHIP WITH SOFTALK

     The Company is in the business of providing communications solutions to its customers using the network infrastructure, proprietary technology and applications it owns. Softalk, Inc. ("Softalk"), is a privately-owned Ontario, Canada corporation, who is a significant shareholder of the Company and owns the patented methodology currently used in some of our solutions. We have an exclusive license to Softalk's patented methodology for commercial accounts. The Company's various transactions and agreements with Softalk are discussed in more detail in the following paragraphs of this footnote. The Company entered into a settlement agreement with Softalk, Inc. on October 9, 2003 which was subsequently finalized on December 3, 2003. This settlement agreement dismisses an on-going arbitration with Softalk, its claims and Softalk's counter claims based on action taken by the Company dating back to August of 2002.

     The Company incurred expenses of approximately $0 and $600,000 for fiscal 2003 and 2002, respectively, for development, network maintenance and monitoring work performed by Softalk. These expenses relate to development and maintenance services provided by Softalk. The maintenance, monitoring, and royalty expenses are included in cost of revenues, and the rent payments are included in general and administrative expenses on the accompanying statements of operations. The Company also capitalized a total of $0 and $163,079 related to software development performed by Softalk during fiscal 2003 and 2002, respectively. Under the terms of the Settlement Agreement, royalty payments have been terminated. BestNet's license agreement with Softalk remains in effect with BestNet retaining commercial exclusivity in accordance with the terms of the License Agreement.

TRANSACTIONS WITH SOFTALK

     During 1999 and 2000, the Company entered into various license and purchase agreements with Softalk, Inc. Softalk is a developer of various Internet telephony software and technology. A termination of the Softalk agreements could cause a negative impact in the Company's operations, which could ultimately affect operating results.

ORIGINAL AND RESTATED LICENSE AGREEMENT

     On April 23, 1999, the Company and Softalk entered into a license agreement granting the Company and its subsidiaries a non-exclusive right to distribute, market, service and sublicense Softalk's services and products to commercial and individual customer accounts.

     On July 31, 1999, the original license agreement was amended and restated to define the term of the license agreement to seven years with an automatic renewal. Total consideration given for the non-exclusive license agreement was $200,000. Additionally, the Company agreed to pay Softalk an amount equal to 100% of Softalk's actual direct expenses incurred in connection with the sale, license and delivery of Softalk products plus a five percent (5%) markup of the total traffic on the wholesale long distance per minute line costs on a monthly basis. Per the terms of the Settlement Agreement the (5%) royalty payment on wholesale long distance per minute line costs has been terminated.

AMENDMENT NO. 1 TO RESTATED LICENSE AGREEMENT

     On October 25, 1999, the Company and Softalk further amended their restated license agreement to grant the Company and its subsidiaries a worldwide exclusive license to distribute, market, service, sell and sublicense Softalk's services and products to commercial accounts. This agreement also grants the Company a worldwide nonexclusive license to distribute, market, service, sell and sublicense Softalk's services and products to individual customer accounts. In exchange for the license amendments, the Company issued to Softalk five-year warrants to purchase up to 5,246,753 shares of the Company's common stock; 3,246,753 of which have an exercise price of $3.25 per share, 1,000,000 have an exercise price of $5.00 per share, and the remaining 1,000,000 have an exercise price of $10.00 per share. In 2000, the fair value of the warrants issued was capitalized to the license agreement equaling $154,000. In October 2002, the Company filed an S-2 registration statement to register the resale of the shares underlying these warrants. The terms of the Settlement Agreement with Softalk include the return or termination of warrants associated with this amendment.

     Softalk also has the right to terminate the license agreement upon 60 days written notice following a change of control of BestNet.

     For fiscal 2003 and 2002, amortization expense related to the Original and Restated License Agreement and Amendment No. 1 to the Restated License Agreement is approximately $51,000 and $51,000, respectively. It is anticipated that amortization expense will continue at this rate for approximately the next four fiscal years.

PURCHASE AGREEMENT

     On November 13, 1999, the Company, through its subsidiary Interpretel (Canada) Inc., entered into an agreement to purchase certain assets of Softalk in exchange for 4,329,004 shares of Class A non-voting preferred stock of Interpretel (Canada). The purchase agreement provided for the acquisition from Softalk of equipment, software applications, existing Softalk beta accounts, certain contracts, rights under or pursuant to warranties, representations and guarantees made by suppliers in connection with the beta accounts. The equipment, software, and beta accounts are all based on proprietary technology patented by Softalk and licensed to the Company. Under the terms of the purchase agreement, Softalk also granted the Company a right of first refusal with respect to purchasing Softalk, its intellectual property, software and/or patents.

     Under this Purchase Agreement, the total consideration given under the purchase agreement was capitalized to the license agreement and equipment in amounts of approximately $9,321,000 and $679,000, respectively. Amortization expense relating to the license agreement is approximately $1,332,000 for the years ended August 31, 2003 and August 31, 2002. It is anticipated that amortization expense will continue at this rate for approximately the next four fiscal years.

     On May 1, 2000, as part of the private placement of Series B Convertible Preferred Stock, Softalk agreed not to sell, offer, transfer or exchange the Interpretel (Canada) shares until May 1, 2001, unless Softalk is given consent to do so by the investor involved in the private placement. Such consent was obtained in connection with Softalk's exchange of Interpretel shares for BestNet common stock. On December 1, 2000, Softalk assigned the common shares it held as collateral against an outstanding loan balance owed to BestNet. This assignment was for a period of one (1) year from November 10, 2000 or until such time as the asset value of Softalk was determined to be at least $20 Million USD, whichever occurred first.

PRODUCT DEVELOPMENT AGREEMENT

     Effective June 14, 2000, the Company and Softalk entered into a product development agreement. The agreement engages Softalk to develop the software for the Company, enhance the performance and features of the Bestnetcall services and to provide installation and maintenance of certain hardware and software. Total consideration given for the agreement is $500,000, which was paid in advance in the form of a retainer. In addition, if the work performed under the agreement exceeds the retainer as calculated at the rate of $70 per person per hour, then the Company has agreed to compensate Softalk at the rate of $85 per person per hour for the work performed beyond the amount covered by the retainer. Additional services provided outside the scope of the agreement would be compensated at the rate of $100 per person per hour. We had been carrying unpaid invoices due Softalk under the terms of this product development agreement. Their costs have been offset by monies owed to BestNet by Softalk under the Loan Facility described below per the terms of the Settlement Agreement.

LOAN FACILITY

     On August 6, 1999, the Company entered into a Loan Facility agreement with Softalk, Inc. Under the facility, the Company agreed to loan Softalk up to $2 million at an interest rate equal to prime plus 1%. Under the terms of this loan, Softalk may pay back the loan principal plus interest on or before August 6, 2000, or convert any amounts outstanding, plus interest, on the loan into shares of Softalk common stock in full satisfaction of money owed under the loan. The number of shares of Softalk common stock, which may be issued to the Company for repayment of the full $2 million, would be equal to ten percent (10%) of the value of Softalk at the time of repayment. Per the Settlement Agreement this Loan Facility has been terminated.

ARBITRATION SETTLEMENT

     On October 9, 2003, the Company settled all of its disputes with Softalk. The Settlement Agreement was finalized on December 3, 2003. Terms of the Settlement Agreement affect balances carried by BestNet in the following manner:

     o BestNet will release its claim to the Loan Facility plus all unpaid accrued interest. As of August 31, 2003, the balance of the Loan Facility plus accrued interest was $1,589,768. As of August 31, 2003, a total of $211,048 of interest had been accounted for as deferred interest income.

     o Softalk has agreed to release BestNet from claims related to certain outstanding invoices. As of August 31, 2003, total accounts payable that will be released as a result of the Settlement Agreement is $481,465.

     o Prior to August 31, 2003, BestNet had placed on deposit $27,709 as partial payment for royalties then due under the Amended and Restated License Agreement. This amount had been classified as deposits and other assets; however, as part of the terms of the Settlement Agreement, these funds were paid to Softalk, for full and complete settlement of all royalties for both now and in the future. In addition, BestNet relinquishes its rights to future communication software developed by Softalk.

     o Softalk is to return all previously issued warrants to purchase BestNet stock. These warrants are described more fully in other parts of this footnote.

     o Softalk is also to return 1,900,000 shares of BestNet's common stock that Softalk had previously acquired through the terms of the Purchase Agreement described above in full and final satisfaction of the Loan Facility.

     As a result of the Settlement Agreement between BestNet and Softalk, the Company removed certain balances from its consolidated balance sheet and recognized the return of the 1,900,000 treasury shares. The results of the Settlement Agreement are reflected in the accompanying Financial Statements as if the agreement were effective August 31, 2003. The following table summarizes the assets and liabilities that were removed from the consolidated balance sheet and the addition of the treasury shares as of August 31, 2003:


                                                               Asset (Liability)
                                                               -----------------
          Note receivable from Softalk                             $  1,589,768
          Deposits related to the arbitration                            27,709
          Accounts payable to Softalk                                  (481,465)
          Deferred interest income                                     (211,048)
                                                                   ------------

          Subtotal of assets and liabilities eliminated as a
               result of the Settlement Agreement                      924,964

          Value of 1,900,00 shares of treasury stock re-acquired
            from Softalk as a result of the Settlement
            Agreement                                                 (912,000)
                                                                  ------------

          Non-cash loss recognized as a result of the Settlement
           Agreement                                              $     12,964
                                                                  ============


CONSULTING ARRANGEMENT WITH A PRINCIPAL SHAREHOLDER

     During fiscal 2003, the Company entered into a consulting agreement with Anthony Silverman, a principal stockholder of the Company. Under the terms of the agreement, Mr. Silverman provides financial consulting services to the Company in the area of raising capital at the rate of $1,000 per day. During fiscal 2003, the Company paid Mr. Silverman approximately $69,000 for his services. This amount is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. Services are provided on an as needed basis.


9. DISCONTINUED OPERATIONS

     On June 10, 2002, the Company decided to exit the travel business. Accordingly, during fiscal 2002, the Company sold the remaining assets of Bestnetravel for $300 and ceased operations in the travel business segment. The disposal of the Bestnetravel operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been reclassified as discontinued.

Net sales and income from the discontinued operation are as follows:

                                                                August 31,
                                                            2003        2002
                                                          --------    --------
          Net sales                                       $   --      $ 36,715
                                                          --------    --------
          Loss from discontinued operations                   --        (5,468)

          Loss on disposal of discontinued operations         --          (332)

                                                          --------    --------
          Loss from discontinued operation                $   --      $ (5,800)
                                                          ========    ========




10. RETIREMENT PLAN

     Effective June 1, 2000, the Company adopted a 401(k) retirement plan.
Employees are eligible to participate in the plan after 90 days of service.
Salary deferral may range from 1% to 18%. The Company matches the amounts deferred by the employees, up to 5% of an employee's annual compensation with 50% of the matched amount vesting after the employees' first year of service and the remaining 50% of the matched amount vesting after the employees' second year of service. The Company matched contributions totaling approximately $15,000 and $12,000 for the years ended August 31, 2003 and 2002, respectively.


11. STATEMENTS OF CASH FLOWS

     During fiscal 2003 and 2002, the Company recognized operating, investing, and financing activities that affected the balance sheet and the statement of operations, but did not result in cash receipts or payments.

For fiscal 2003, these non-cash investing and financing activities are summarized as follows:

                                                                                          Amount
                                                                                          ------
          During fiscal 2003, the holders of several notes payable issuances converted outstanding principal and interest to shares of common stock or
     Units                                                                             $   453,526

          The Company financed the purchase of property and equipment through a
     capital lease.                                                                         15,704

          Total non-cash transactions from investing and financing activities.             469,230
                                                                                       ===========


For fiscal 2003, these non-cash operating and financing activities are as follows:

          In conjunction with the issuance of $150,000 of aggregate principal of
     Senior Notes, the Company recognized a discount of $150,000 related to a              150,000
     beneficial conversion feature $ inherent to these notes. As of August 31,
     2002, all $150,000 has been recognized as interest expense. See Note 5,
     Notes Payable for further information.

          In conjunction with the issuance of $665,000 of aggregate principal of
     Notes, the Company recognized a discount of $612,772 related to a beneficial conversion feature inherent to these notes. As of August 31,
     2002, $537,524 of this discount has been recognized as interest expense.
     See Note 5, Notes Payable for further information.                                    537,524

          The Company recognized $96,875 of non-cash interest expense related to the amortization of a beneficial conversion feature associated with Senior
     Notes issued in fiscal 2002.                                                           96,875

          The Company issued 57,500 shares of common stock for services
     performed during fiscal 2003.                                                          23,875

          The Company issued 14,278 common shares to satisfy Preferred Stock
     penalties                                                                              17,847

          The Company recognized a non-cash loss related to the settlement
     reached with Softalk.                                                                  12,964

          The Company recognized $2,458 in interest costs that were satisfied
     through the issuance of common stock.                                                   2,458

          Other non-cash operating activities.                                               1,068
                                                                                       -----------

          Total non-cash transactions from operating and financing activities          $   842,611
                                                                                       ===========

                                               F-22



For fiscal 2002, these non-cash investing and financing activities are summarized as follows:

                                                                                          Amount
                                                                                          ------
          The Company issued 10,783 shares of common stock in satisfaction of
     its Series B Preferred Stock dividends.                                           $    12,253

          The Company recorded a dividend for a redemption premium granted to holders of Series B Preferred Stock. This premium was granted as an incentive for the former Series B Preferred Stockholders to convert all outstanding Series B Preferred Stock to shares of the Company's Common
     Stock. The Premium was satisfied through the issuance of additional Common
     Shares upon the conversion.                                                           665,487

          In conjunction with the conversion of Series B Preferred Stock (as discussed above), the Company also granted the former Series B Preferred
     Stockholders three-year warrants to purchase up to 450,000 shares of the
     Company's common stock; 225,000 of which have an exercise price of $3.00,
     225,000 of which have an exercise price of $4.00. The fair value of the warrants has been reflected as a dividend to the former Series B Preferred
     Stockholders.                                                                         141,750

          The Company issued 25,713 shares of common stock in payment of its
     Series C Preferred Stock dividends.                                                    14,233

          During fiscal 2002, the Company deferred interest earned on the note receivable from Softalk, an affiliate due to the past due status of the note and the current arbitration with Softalk. See Note 8 for additional information related to the Company's relationship and transactions with
     Softalk.                                                                              124,043

          During 2002, the Company issued 160,000 shares of common stock for the
     exercise of a warrant.                                                                    160


          The Company recorded a dividend to the holders of Series C Preferred
     Stock at the time of issuance, related to the beneficial conversion feature
     inherent to the Series C Preferred Stock.                                             125,000
                                                                                       -----------

          Total non-cash transactions - investing and financing activities               1,082,926
                                                                                       ===========

For fiscal 2002, these non-cash operating and financing activities are as follows:

          During fiscal 2002, the Company issued a total of 58,614 shares of
     common stock in lieu of payment for services performed for the Company.           $    99,700


          The Company issued 11,912 shares of its common stock and has 25,756 shares of common stock subscribed related to conversion penalties incurred
     on its Series C Preferred Stock.                                                       35,944


          In conjunction with the issuance of $100,000 of aggregate principal of
     Subordinated Notes Payable, the Company recognized a discount of $42,858 related to a beneficial conversion feature inherent to the notes. As of
     August 31, 2002, all $42,858 has been recognized as interest expense. See
     Note 5, Notes Payable for further information.                                         42,858


          In conjunction with the issuance of $800,000 of aggregate principal of
     Senior Notes Payable, the Company recognized a discount of $323,360 related to a beneficial conversion feature inherent to the notes. As of August 31,
     2002, $284,203 of this total discount has been recognized as interest
     expense. See Note 5, Notes Payable for further information.                           284,203

                                               F-23



          In conjunction with the issuance of $800,000 of aggregate principal of
     Senior Notes Payable, the Company recognized a discount of $476,640 related to warrants that were issued with the notes. As of August 31, 2002,
     $418,922 of this total discount has been recognized as interest expense.
     See Note 5, Notes Payable for further information.                                    418,922


          Throughout fiscal 2002, the Company issued warrants to various consultants and advisors; the aggregate fair value of these warrants is
     $231,624                                                                              231,624


          During fiscal 2002, the Company earned interest income on its
     certificate of deposit that was not received in cash as of August 31, 2002.            (1,491)
                                                                                       -----------

          Total non-cash transactions from operating and financing activities          $ 1,111,760
                                                                                       ===========


12. SUBSEQUENT EVENTS AND NOTE PAYABLE DEFAULT

     Subsequent to August 31, 2003, the 6% Convertible Promissory Notes went into default. As an incentive to convert, accredited investors were offered a new conversion proposal. Under the terms of this proposal, the Note would be convertible into the Company's common stock at a conversion price of $.15 per share. In addition, the warrants associated with this Note and Warrant Purchase
Agreement would be cancelled. On or before November 5, 2003, four investors had elected to convert their principal and accrued interest into common stock. The principal of $220,000 and accrued interest of $2,647 was converted into 1,484,311 shares of common stock. Certificates representing 220,000 free-trading shares of common stock were issued to these investors. The Company will move to affect a registration for the remaining 1,264,311 shares within 120 days of the first conversion request received by the Company. During November 2003, the remaining Convertible Promissory Notes, $445,000 face value, have been extended for one year. These extended Convertible Promissory Notes now bear an interest rate of 8% and are convertible into the Company's common stock at a conversion rate of $.10 per common share.

     On September 17, 2003, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.20% per annum and is due in eight monthly installments of $8,731, including principal and interest, beginning on October 17, 2003.

     On October 9, 2003, the Company signed settlement minutes settling all of its pending disputes with Softalk. The releases were finalized on December 3, 2003. See Note 8 for a complete description of the transaction.

     On October 21, 2003, three incumbent directors, Randal S. Moore, James B.
Woodcock and Christopher J. Grant resigned from the Board immediately prior to the Company's reconvened annual shareholder meeting at which the Board was up for reelection. Messrs. Moore, Woodcock and Grant agreed to resign to effect a change in control of the Board of Directors giving a large contingent of shareholders, active in a proxy contest, the ability to cause such a change in control of membership on the Board.

     On October 22, 2003, the Company reconvened our annual meeting of the shareholders and concluded voting on three proposals submitted to the shareholders. Six directors were elected to a one year term. The authorized common stock of the Company was increased to 100,000,000 shares and Semple &
Cooper, LLP was ratified as the Company's independent auditors.

     On October 30, 2003, the newly elected Board of Directors met for the first time electing Richard Bourke Chairman and electing both the Audit and Compensation Committees. On October 30, 2003, with four new independent Board of
Director (the "Board") members joining our Board, a new Audit Committee was approved by the Board. The Audit Committee is comprised of Richard Bourke
(Chair), Marco Messina and Stanley L. Schloz.

                                      F-24

     Effective November 13, 2003, Scott Ritchie, a newly appointed director resigned from the Board of Directors of BestNet Communications Corp.

     On November 21, 2003, the new Board of Directors effected a change in Executive Compensation Plans and staffing. Paul H. Jachim, Chief Operating Officer and Chief Financial Officer accepted a severance package and will leave the Company effective December 1, 2003. Robert A. Blanchard, President and Chief Executive Officer received a restructuring of his compensation package.

     On November 21, 2003, we entered into a new employment agreement with Robert A. Blanchard, our President and Chief Executive Officer. This agreement, which is effective December 1, 2003, replaces the employment contract dated August 3, 2001. Under Mr. Blanchard's employment agreement, he is to receive a base salary of $108,000 and is entitled to participate in our stock option plans and our other generally entitled benefit programs. The term of Mr. Blanchard employment agreement is 12 months with base salary guaranteed for 6 months. In addition, Mr. Blanchard is to receive a sign on bonus of 100,000 shares of the Company's common stock. In addition, additional incentives were granted. Mr. Blanchard is to receive 200,000 shares of the Company's common stock in the event EBITDA is positive for any one quarter during fiscal 2004. Mr. Blanchard is to receive an additional 100,000 shares of the Company's common stock in the event EBITDA is positive for a second full quarter during fiscal 2004. Cash bonuses, up to 25% of his annual salary, will also be paid based upon a four-quarter net revenue and EBITDA targets. Either party may terminate this agreement upon 30-day notice. In the event of resignation, one month severance and health benefits will be paid. In the event of termination, three months severance and health benefits will be paid. On December 10, 2003, the Company's Board of Directors granted Mr. Blanchard, as part of his employment agreement, 90,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.

     On November 21, 2003, the Company entered into a severance agreement with Paul H. Jachim, the Company's former Chief Operating Officer and Chief Financial Officer. This agreement is effective December 1, 2003. In consideration for Mr. Jachim's resignation from the Company, Mr. Jachim will be paid $6,000 per month for a period of nine months. Mr. Jachim will make himself reasonably available for up to forty hours per month as requested by the Company. In addition, Mr. Jachim will return all Company assets. Effective November 26, 2003, Paul H. Jachim resigned from the Company's Board of Directors to pursue other opportunities. On December 10, 2003, the Company's Board of Directors granted Mr. Jachim, as part of his severance package, 70,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.

     Under the terms of these employment and severance agreements, the Company has a future minimum commitment of $117,000 in fiscal 2004. The employment agreement has severance clauses with up a six-month penalty.

     On December 10, 2003, the Company has entered into a letter of intent, to be followed by a definitive Note Purchase Agreement, with terms and conditions being negotiated. The Note Purchase Agreement will provide up to $250,000 of bridge financing to the Company.

13. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2004 and prior to achieving break even. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for payment of current obligations, growth and achievement of breakeven.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None

ITEM 8A. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to BestNet (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.


                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning our directors and executive officers as of November 5, 2003, is set forth below:

             Name                 Age        Position held with Company
             ----                 ---        --------------------------

         Richard Bourke            57     Chairman of the Board
         Robert A. Blanchard       48     President, Chief Executive Officer
                                          and Director
         Paul H. Jachim*           45     Chief Financial Officer, Chief
                                          Operating Officer, Director and
                                          Secretary
         Stanley L. Schloz         60     Director
         Marco Messina             52     Director

     * On November 21, 2003, Mr. Jachim accepted a severance package and has resigned from BestNet Communications Corp.

     RICHARD BOURKE, is a General Partner of Katsinam Partners LP, an investment fund focused on micro and small-cap public companies, located in Scottsdale, AZ. He was an officer and director of Traffic Technology, Inc., a public company commercializing patented traffic signal technology located in Scottsdale, Arizona, from July, 2000 until December, 2002, when it was merged with CalbaTech, Inc., an early stage life sciences company located in Irvine, California. He was a director of CalbaTech, Inc. until April, 2003. Since 1998 he has been founder, Chairman and Chief Executive Officer of National Integrative Medicine, Inc., a start-up healthcare services company located in Scottsdale, Arizona. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of The Little Gym International, Inc., Scottsdale, AZ, an international provider of children's development programs. In 1992 - 1993, he was Vice President of Corporate Finance for Norcross Securities, a registered securities broker-dealer in Phoenix, Arizona. From 1987 to 1994, he was President of Bourke & Company, a financial consulting firm. From 1982 to 1987, he was President of the Development Corporation of Montana, a geographically targeted risk capital firm. From 1982 to 1986, he was President of Montana Beverages, Ltd. and from 1976 to 1990, he was Vice President of Air Plastics, Inc. He holds a B.A. from Northwestern University and an M.B.A. from Columbia University Graduate School of Business.

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

     PAUL H. JACHIM was named Chief Financial Officer and Chief Operating Officer of the Company on December 1, 2001. Mr. Jachim's background includes extensive and diverse operations experience in technology, service, industrial and consumer product companies. From November 1, 2000 through November 1, 2001, Mr. Jachim was President and COO of Pacific TelCom, a unified communication solution provider and co-owner of a communication network across North America. Beginning in 1997, prior to joining Pacific TelCom, as President and CEO, he led the successful creation and launch of Spectra Service Inc., a supply chain service subsidiary of Union Camp Corporation now International Paper, Memphis, Tennessee. From 1995 until 1997, as Director of Service Operations, Mr. Jachim started up a North American network of supply chain management facilities for Menasha Corporation, Neenah, Wisconsin. Prior to joining Menasha Corporation he held various positions with Procter & Gamble, Cincinnati, Ohio. His education consists of a Bachelors Degree in Engineering and an MBA from Kellogg Graduate School of Management, Northwestern University. On November 21, 2003, Mr. Jachim accepted a severance package and has resigned from BestNet Communications Corp.

     STANLEY L. SCHLOZ retired from Motorola in 1998 after a 32-year successful career spanning positions in engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150M annual sales serving US and foreign governments along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Recently Mr. Schloz has been engaged in business management consulting. He holds a BSEE from Iowa State University and has done Advanced Business studies at Arizona State University.

     MARCO MESSINA is a management consultant and outside director of public companies. Until May 2003, he was a director of Calbatech Inc, a life sciences company, subsequent to its merger with Traffic Technology Inc. (TTI) of which he was the founder and a co-inventor of its products. He was a Director of TTI since its inception, was its President and Secretary in 1998, its Vice President from January 1999 to July 2000 and its President and Chief Executive Officer from August 2000 until 2002. He is one of the inventors and patent holders of of TTI's Unilight products. Prior to TTI, he was Consulting Practice Director for Information Systems at Platinum Technology and Computer Associates in 1999-2000. From 1996 to 1998, he was the President of National Scientific Corp., a publicly traded company dedicated to semiconductor R&D and intellectual property development. From 1984 to 1996, he was President of Fenix Consulting Co., Inc., an information technology consulting company with clients in the Pacific Northwest and Europe. Concurrently he was Adjunct Professor of Information Systems at Seattle University Graduate School of Business. From 1982-1984 he was President of Rom Labs Inc., a company commercializing an electronic distribution system for videogames software. From 1974 to 1982 he was a Vice President of Seafirst Bank and Manager of Bank of Montreal in computer systems operations, corporate finance, and international banking.


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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for services rendered to us for the fiscal years ended August 31, 2003, 2002 and 2001 by our Chief
Executive Officer and our other employee whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers"). None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                          Long Term Compensation
                                                                                 Awards                     Payouts
                                                         Other Annual                Securities
                                                             Bonus      Restricted   Underlying       LTIP        All Other
      Name and                                           Compensation      Stock      Options/       Payouts    Compensation
 Principal Position     Year    Salary ($)   Bonus ($)        ($)       Awards ($)    SARs ($)         ($)         ($)(1)
-------------------     ----    ---------- ----------     ---------    -----------  -----------   ------------  ------------
Robert A. Blanchard     2003    $190,000   $        0        $ 0            $ 0          --            $ 0          $ 0
President and CEO       2002     190,000   $        0        $ 0            $ 0       200,000          $ 0          $ 0
(2) (3)                 2001       7,308   $        0        $ 0            $ 0       475,000          $ 0          $ 0


Paul H. Jachim          2003      165,000  $    2,415        $ 0            $ 0          --            $ 0          $ 0
CFO and COO             2002      123,750  $        0        $ 0            $ 0       560,000          $ 0          $ 0
(4) (5) (6)             2001            0  $        0        $ 0            $ 0          --            $ 0          $ 0

-------------------
(1)  Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.

(2)  Mr. Blanchard was appointed President and CEO of the Company on August 20,
     2001. Mr. Blanchard's annual salary is $190,000.

(3) On June 19, 2001, Mr. Blanchard was granted options to purchase 500,000 shares, at a per share exercise price of $2.90. These options vest, if ever, over a three year period. On February 22, 2002, Mr. Blanchard's option agreement with the corporation was modified by mutual consent to 475,000 shares at a per share price of $2.90 and 200,000 at a per share price of $.73. These options vest, if ever, based on performance, over a three-year period.

(4)  Mr. Jachim was appointed Chief Operating and Chief Financial Officer of the
     Company on December 1, 2001. His annual salary is $165,000.

(5) On December 1, 2001, Mr. Jachim was granted options to purchase an aggregate of 400,000 shares of our common stock at a per share exercise price of $1.55 per share. These options vest, if ever, based on performance, over a three-year period. On February 22, 2002, Mr. Jachim was granted 160,000 options to purchase shares of stock at $.73. These options vest, if ever, based on performance, over a three-year period.

(6) On November 21, 2003, Mr. Jachim accepted a severance package and has resigned from BestNet Communications Corp.

Options Grants
--------------

     There were no options granted to the Named Executive Officers during the fiscal year ended August 31, 2003.

Option Exercise
---------------

     There were no options exercised by the Named Executive Officers during the fiscal year ended August 31, 2003.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                          Value Of
                                                                                                        Unexercised
                                                                          Number of Securities          In-The-Money
                                                                         Underlying Unexercised          Options At
                                   Shares                                   Options At FY-End            FY-End ($)
                                Acquired On                                 (#) Exercisable/            Exercisable/
      Name                      Exercise (#)     Realized Value ($)           Unexercisable           Unexercisable(1)
      ----                      ------------     ------------------           -------------           ----------------
Robert A. Blanchard                 -0-                 $-0-                 75,000/600,000                $0/$0
Paul H. Jachim                      -0-                 $-0-                 80,000/480,000                $0/$0

-------------------
(1)  Calculated based on $.37, which was the closing sales price of our common stock as quoted on the OTC Bulletin Board on November 5, 2003, multiplied by the number of applicable shares in-the-money less the total exercise price.
                                       27

EMPLOYMENT AGREEMENTS

     On August 3, 2001, we entered into a three-year employment agreement with Robert A. Blanchard, our President and Chief Executive Officer, which expires on August 20, 2004. Under Mr. Blanchard's employment agreement, he is to receive a base salary of $190,000 and is entitled to participate in our stock option plans and our other generally entitled benefit programs. On December 10, 2003, the Board of Directors granted Mr. Blanchard 90,000 options to purchase the Company's common stock at and exercise price of $.26 per common share. These options vest immediately

     On November 21, 2003, we entered into a new employment agreement with Robert A. Blanchard, our President and Chief Executive Officer. This agreement, which is effective December 1, 2003, replaces the employment contract dated August 3, 2001. Under Mr. Blanchard's employment agreement, he is to receive a base salary of $108,000 and is entitled to participate in our stock option plans and our other generally entitled benefit programs. The term of Mr. Blanchard employment agreement is 12 months with base salary guaranteed for 6 months. In addition, Mr. Blanchard is to receive a sign on bonus of 100,000 shares of the Company's common stock. In addition, additional incentives were granted. Mr. Blanchard is to receive 200,000 shares of the Company's common stock in the event EBITDA is positive for any one quarter during fiscal 2004. Mr. Blanchard is to receive an additional 100,000 shares of the Company's common stock in the event EBITDA is positive for a second full quarter during fiscal 2004. Cash bonuses, up to 25% of his annual salary, will also be paid based upon a four-quarter net revenue and EBITDA targets. Either party may terminate this agreement upon 30-day notice. In the event of resignation, one month severance and health benefits will be paid. In the event of termination, three months severance and health benefits will be paid.

     On November 21, 2003, the Company entered into a severance agreement with Paul H. Jachim, the Company's former Chief Operating Officer and Chief Financial Officer. This agreement is effective December 1, 2003. In consideration for Mr. Jachim's resignation from the Company, Mr. Jachim will be paid $6,000 per month for a period of nine months. Mr. Jachim will make himself reasonably available for up to forty hours per month as requested by the Company. In addition, Mr. Jachim will return all Company assets. On December 10, 2003, the Company's Board of Directors granted Mr. Jachim, as part of his severance package, 70,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 5, 2003, certain information with regard to the beneficial ownership of our common stock by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and
(iv) all of our officers and directors as a group:

                                            Amount and Nature
                                               Percent of
   Name and Address                             Beneficial            Percent
Of Beneficial Owner (1)                        Owner (2)(3)         of Class (3)
-----------------------                     ------------------      ------------

Robert A. Blanchard                              200,000(6)               .67%

Paul H. Jachim(7)                                161,000(7)               .54%

Richard Bourke(5)                                 14,666(8)               .05%

Stanley Schloz(5)                                191,667(9)               .65%

Marco Messina(5)                                  53,266(10)              .18%

Scott Ritchie(5)(19)                               6,666(11)              .02%

Randal S. Moore(4)                                70,000(12)              .24%

James B. Woodcock(4)                              70,000(13)              .24%

Chris J. Grant(4)                                 70,000(14)              .24%

Alexander Christopher Lang c/o Softalk,        2,745,785(15)             9.04%
Inc. 370 Queens Quay West Toronto,
Ontario Canada, M5V3J3

Anthony Silverman                              3,156,591(16)            10.49%

Jerry Peterson                                 1,800,000(17)             6.03%

Cedar Avenue LLC                               4,032,634(18)            13.45%
380 Sherin Drive
Oakville, Ontario  L6L 4J3

All directors and executive officers
as a group (9 persons)                           837,265                 2.78%

-------------------

(1) Unless otherwise noted, the address of each holder is 5075 Cascade Rd. SE, Suite A, Grand Rapids, Michigan 49546.

(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 5, 2003 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

(3) The amounts and percentages in the table are based upon 29,532,415 shares of Common Stock outstanding as of November 5, 2003.

(4)  These directors served on the board of directors until October 21, 2003.

(5) These directors were elected to the Board of Directors on October 22, 2003 per the Company's annual shareholder meeting.

(6)  This amount represents 200,000 vested stock options.

(7) This amount represents 160,000 vested stock options, plus ownership of 1,000 shares of the Company's common stock.

(8) This amount represents 6,666 vested stock options, plus ownership of 8,000 shares of the Company's common stock.

(9) This amount represents 6,666 vested stock options, plus beneficial ownership of 185,001 shares of the Company's common stock held in trust for which Mr. Schloz is the trustee.

(10) This amount represents 6,666 vested stock options, plus ownership of 46,600 shares of the Company's common stock.

(11) This amount represents 6,666 vested stock options.

(12) This amount represents 70,000 vested stock options.

(13) This amount represents 70,000 vested stock options.

(14) This amount represents 70,000 vested stock options.



(15) This amount represents 1,920,785 restricted shares of the Company's common stock and 825,000 vested stock options.

(16) This amount represents 550,000 warrants to purchase the Company's common stock and 2,606,591 shares of the Company's common stock.

(17) This amount represents 100,000 warrants to purchase the Company's common stock , 200,000 shares of the Company's common stock attributable to a convertible note and 1,500,000 shares of the Company's common stock.

(18) This amount represents 4,032,634 restricted shares of the Company's common stock.

(19) Effective November 13, 2003, Scott Ritchie resigned from the Board of
     Directors.


EQUITY COMPENSATION PLAN

     The following table represents securities authorized for issuance under equity compensation plans at August 31, 2003.

                           EQUITY COMPENSATION PLAN(1)

                                     Number of Securities                                        Number of Securities
                                      To Be Issued Upon              Weighted Average            Remaining Available
                                   Exercise of Outstanding          Exercise Price of                 For Future
                                           Options                 Outstanding Options           Issuance Under Plan
                                           -------                 -------------------           -------------------
Equity compensation plan                  3,808,301                         $1.508                    5,430,384
approved by stockholders:

Equity compensation plan not                 -0-                            $ -0-                        -0-
approved by stockholders:

                                          =========                        ======                     =========
TOTAL                                     3,808,301                        $1.508                     5,430,384
-------------------
     (1) We maintain a 2000 Stock Incentive Plan under which we have issued
2,599,615 shares of our common stock to our employees, and currently have
2,400,385 shares of common stock available for future issuance. Under the 2000
Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which was have issued 1,570,001 shares of our common stock to our employees, and currently have 3,029,999 shares of common stock available of future issuance. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan also is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 6 of our Consolidated Financial Statements.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999 and 2000, the Company entered into various license and purchase agreements with Softalk and on October 9, 2003 entered into a settlement agreement based on the arbitration and mediation actions in Canada which was finalized on December 3, 2003. Those agreements are described below, with the exception of the Settlement Agreement; for a summary, see Note 8. Softalk is a developer of certain Internet telephony software and a major shareholder of BestNet.

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

                                       30

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

         3.3        Certificate of Amendment to Articles of                  *
                    Incorporation, as originally filed with the Nevada Secretary of State.

         3.4        Amended Certificate of Designations, Rights,             *
                    Preferences and Limitations of Series A
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

         3.5        Amended Certificate of Designations, Rights,             *
                    Preferences and Limitations of Series B
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

         3.6        Amended Certificate of Designations, Rights,             *
                    Preferences and Limitations of Series C
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

         3.7        Action by Unanimous Written Consent by the Board         *
                    of Directors in Lieu of a Special Meeting of BestNet Communications Corp.

          4         2000 Incentive Stock Plan                               (2)

         4.1        Form of warrant issued to Cedar Avenue LLC              (7)

         4.2        Form of warrant issued to Liolios Group, Inc.           (7)

         4.3        Form of warrant issued to Robert C. Caylor              (7)

         4.4        Form of 6% Convertible Note and Warrant Purchase
                    Agreement                                               (8)

         4.5        Form of Unit Purchase Agreement                         (9)

        10.1        Securities Purchase Agreement between Wavetech and
                    the investor and the Placement Agent                    (3)

        10.2        Registration Rights Agreement between Wavetech,
                    the Investor and the Placement Agent                    (3)

        10.3        Registration Right Agreement                            (3)

        10.4        Securities Purchase Agreement                           (3)

        10.5        Product Customization Agreement                         (4)

        10.6        Purchase Agreement by and among Softalk, Inc.,          (5)
                    Interpretel (Canada) Inc. and Wavetech
                    International, Inc. dated October 25, 1999

        10.7        Amendment No. 1 to Amended and Restated License
                    Agreement                                               (5)

        10.8        Amended and Restated License Agreement                  (5)

        10.9        Share Exchange Agreement by and among Wavetech          (5)
                    International, Inc., Interpretel (Canada) Inc.
                    and Softalk, Inc. dated November 13, 1999

        10.10       Form of Note and Warrant Purchase Agreement             (6)
                    between BestNet and Equity Securities
                    Investment, Inc.

        10.11       Employment Agreement dated November 21, 2003,            *
                    between BestNet and Robert A. Blanchard

        10.12       Severance Agreement dated November 21, 2003,             *
                    between BestNet and Paul H. Jachim

        10.13       Lease Agreement, dated as of November 22, 2002, by       *
                    and between 5075 Cascade Road, LLC. and BestNet

        10.14       BestNet Communications Corp. Code of Ethics              *

        10.15       Consulting service contract between BestNet              *
                    Communications Corp. and Mr. Anthony Silverman, a principal stockholder

         21         Subsidiaries of the Registrant                           *

        31.1        Certification of Chief Executive Officer                 *

        31.2        Certification of Chief Financial Officer                 *

        32.1        Section 906 Certification of Robert A. Blanchard         *

        32.2        Section 906 Certification of Michael A. Kramarz          *


-------------------
*        Filed herewith

(1) Incorporated by reference to the like numbered exhibit to Form 10-Q for the quarter ended February 28, 1998.

(2) Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.

(3)  Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.

(4) Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.

(5) Incorporated by reference to the Form 10-K for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-K for the year ended August 31, 1999.

(6) Incorporated by reference to exhibit 10.10 to Form S-2 Registration Statement (File No. 333-89848).

(7) Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2002, exhibits 4.1, 4.2, 4.3.

(8) Incorporated by reference to the Form 10-QSB for the quarter ended November 30, 2002, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended November 30, 2002.

(9) Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.5 was exhibit 10.1 in the Form 10-QSB for the quarter ended May 31, 2003.

(b) Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

     June 9, 2003      BestNet Communications Corp. issues a press release
                       covering its earnings for the 3rd Quarter ended
                       May 31, 2003

     July 11, 2003     BestNet Communications Corp. issues a press release
                       announcing its record fiscal 3rd Quarter 2003 financial results



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The audit fees charged to the Company by Semple & Cooper, LLP for the audits of fiscal years ended August 31, 2002 and August 31, 2001 were approximately $29,000 and 28,000, respectively.

     The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

         ---------------------------- ---------------- ----------------
                                      August 31, 2003  August 31, 2002
                                      ---------------  ---------------
         ---------------------------- ---------------- ----------------
         (i)     Audit Fees              $     29,000     $     28,000
         ---------------------------- ---------------- ----------------
         (ii)    Audit Related Fees      $     20,000     $     18,000
         ---------------------------- ---------------- ----------------
         (iii)   Tax Fees                $     13,000     $      7,000
         ---------------------------- ---------------- ----------------
         (iv)    All Other Fees          $     18,000     $     22,000
         ---------------------------- ---------------- ----------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BESTNET COMMUNICATIONS CORP.


Date:  December 12, 2003                    By:  /s/  Robert A. Blanchard
                                               --------------------------------
                                            Name:     Robert A. Blanchard
                                            Title:    President & CEO


Date:  December 12, 2003                    By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                            Name:     Michael A. Kramarz
                                            Title:    Controller


     The officers and directors of BestNet Communications Corp. whose signatures appear below, hereby constitute and appoint Robert A. Blanchard and Michael A. Kramarz as their true and lawful attorneys-in-fact and agents, with full power of substitution, with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Form 10-KSB, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Robert A. Blanchard                           Date:  December 12, 2003
   --------------------------------------------
          Robert A. Blanchard, President &
          Chief Executive Officer
          (Principal Executive Officer)

By:  /s/  Michael A. Kramarz                            Date:  December 12, 2003
    -------------------------------------------
          Michael A. Kramarz, Controller

By:  /s/  Richard Bourke                                Date:  December 12, 2003
   --------------------------------------------
          Richard Bourke, Chairman of the Board

By:  /s/  Stanley L. Schloz                             Date:  December 12, 2003
    -------------------------------------------
          Stanley L. Schloz, Director

By:  /s/  Marco Messina                                 Date:  December 12, 2003
   --------------------------------------------
          Marco Messina, Director