Form 10QSB
period 2003-11-30
BESTNET COMMUNICATIONS CORP
filed 2004-01-14
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended November 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to _____________.


                         Commission File Number 0-15482

                          BESTNET COMMUNICATIONS CORP.
         ---------------------------------------------------------
        (Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                             86-1006416
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                          5075 Cascade Road SE, Suite A
                          Grand Rapids, Michigan 49546
                     --------------------------------------
                    (Address of principal executive offices)

                                 (616) 977-9933
                            -------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X} No [ ]

As of December 22, 2003, there were 29,532,415 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]




================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
            FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003 AND 2002


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS-- November 30, 2003
 (unaudited) and August 31, 2003                                              3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
 THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002                                4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
 THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002                                5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                6

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OPERATIONS OVERVIEW                                                           10

BUSINESS OF BESTNET AND SUBSIDIARIES                                          11

LIQUIDITY AND CAPITAL RESOURCES                                               17

CRITICAL ACCOUNTING POLICIES                                                  17

RESULTS OF OPERATIONS                                                         19

INFLATION                                                                     20

ITEM 3. Controls and Procedures                                               20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     21

ITEM 2. Changes in Securities and Use of Proceeds                             21

ITEM 3. Defaults upon Senior Securities                                       21

ITEM 4. Submission of Matters to a Vote of Security Holders                   21

ITEM 5. Other Information                                                     21

ITEM 6. Exhibits and Reports on Form 8-K                                      21

SIGNATURES                                                                    23



                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    November 30,     August 31,
                                              ASSETS                    2003            2003
                                              ------                    ----            ----

                                                                     (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                        $    124,419    $    226,559
   Accounts receivable, less allowance of
      $1,635 and $1,386                                                   80,123          74,360
   Prepaid expenses and other current assets                              84,641          49,080
                                                                    ------------    ------------
      Total current assets                                               289,183         349,999

Property and equipment, net of accumulated
   depreciation of $3,301,103 and $3,142,251                             768,862         909,713
License fee, net of accumulated amortization
   of $5,657,895, and $5,312,368                                       4,016,873       4,362,400
Deposits and other assets                                                 53,782          97,038
                                                                    ------------    ------------

          Total assets                                              $  5,128,700       5,719,150
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                       $      4,640    $      5,614
   Notes payable, net of discount of $383,904 and $75,248                112,400         589,752
   Accounts payable and accrued expenses                                 334,765         290,535
   Deferred revenue                                                       15,969          15,734
                                                                    ------------    ------------
      Total current liabilities                                          467,774         901,635

Long-Term Liabilities:
   Capital lease obligations, long-term portion                            6,866           7,331
                                                                    ------------    ------------
      Total long-term liabilities                                          6,866           7,331
                                                                    ------------    ------------

          Total liabilities                                              474,640         908,966
                                                                    ------------    ------------

                       STOCKHOLDERS EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   3,563,593 shares issued and outstanding at November 30, 2003
   and August 31, 2003, respectively                                       3,563           3,563
Common stock, par value $.001 per share; 100,000,000 shares
authorized;
   31,432,415 issued and 29,532,415 outstanding at November 30,
2003; and
   29,948,104 shares issued and 28,048,104 shares outstanding
   at August 31, 2003                                                     31,432          29,948
Additional paid-in capital                                            35,481,035      34,273,690
Accumulated deficit                                                  (29,949,970)    (28,585,017)
                                                                    ------------    ------------

                                                                       5,566,060       5,722,184
Less treasury stock, 1,900,000 common shares, at cost                   (912,000)       (912,000)
                                                                    ------------    ------------

          Total stockholders' equity                                   4,654,060       4,810,184
                                                                    ------------    ------------

          Total liabilities and stockholders' equity                $  5,128,700    $  5,719,150
                                                                    ============    ============


              See accompanying notes to condensed consolidated financial statements.

                                                3



                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002



                                                         2003            2002
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)

Revenues                                             $    545,027    $    300,208
                                                     ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                377,697         287,764
   General and administrative expenses                    341,494         707,365
   Depreciation and amortization                          504,379         556,455
                                                     ------------    ------------
          Total expenses                                1,223,570       1,551,584
                                                     ------------    ------------

          Loss from operations                           (678,543)     (1,251,376)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            330             910
   Interest and finance charges                          (146,772)       (188,188)
   Preferred stock conversion penalty                        --           (17,847)
   Conversion expense (See Note 5)                       (541,182)           --
   Other income (expense)                                   1,214          (2,130)
                                                     ------------    ------------

          Total other expense                            (686,410)       (207,255)
                                                     ------------    ------------

          Loss available to common shareholders      $ (1,364,953)     (1,458,631)
                                                     ============    ------------

Loss per common share, basic and diluted             $       (.05)   $       (.08)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   28,408,756      18,399,469
                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                       4



                        BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002



                                                                     2003            2002
                                                                     ----            ----
                                                                 (UNAUDITED)    (UNAUDITED)
Operating activities:
   Loss from operations                                         $(1,364,953)   $(1,458,631)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                    504,379        556,455
   Non-cash transactions                                            677,526        235,148
   Changes in assets and liabilities:
      Accounts receivable                                            (5,763)        10,649
      Prepaid expenses and other current assets                      32,439        (68,022)
      Deposits and other assets                                      43,256        (21,800)
      Accounts payable and accrued expenses                          46,877         (7,379)
      Deferred revenue                                                  235         (1,011)
                                                                -----------    -----------

          Net cash used in operating activities                     (66,004)      (754,591)
                                                                -----------    -----------

Investing activities:
   Purchase of property and equipment                               (18,001)       (23,527)
   Cash received for certificate of deposit                            --           22,773
                                                                -----------    -----------

          Net cash used in investing activities                     (18,001)          (754)
                                                                -----------    -----------

Financing activities:
   Proceeds from issuance of notes payable                             --          721,250
   Repayment of notes payable                                       (16,696)       (13,800)
   Principal payments on capital lease obligation                    (1,439)          --
   Proceeds from exercise of stock options                             --           28,251
   Proceeds from the sale of common stock                              --             --
                                                                -----------    -----------

          Net cash provided by (used in) financing activities       (18,135)       735,701
                                                                -----------    -----------

          Net decrease in cash                                     (102,140)       (19,644)

Cash and cash equivalents, beginning of period                      226,559        351,784
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $   124,419    $   332,140
                                                                ===========    ===========


           See accompanying notes to condensed consolidated financial statements.

                                             5

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2003, included in its Form 10-KSB for such fiscal period.

          Operating results for the three-month period ended November 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004.

          The condensed consolidated financial statements include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Interpretel, Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us", or "ours"). All material intercompany balances and transactions have been eliminated.

NOTE 2 -- PER SHARE DATA

          Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations, for the three-month period ended November 30, 2003 include current shares outstanding and those included in the Unit offering completed on March 30, 2003 (See note
4).

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

          On October 9, 2003, the Company settled all of its disputes with Softalk. The Settlement Agreement was finalized on December 3, 2003. This settlement agreement dismisses an on-going arbitration with Softalk, the Company's claims and Softalk's counter claims based on action taken by the Company dating back to August of 2002. Terms of the Settlement Agreement effect balances carried by BestNet in the following manner:

     o BestNet released its claim to a loan facility due from Softalk, plus all unpaid accrued interest. As of August 31, 2003, the balance of the loan facility plus accrued interest was $1,589,768. As of August 31, 2003, a total of $211,048 of interest had been accounted for as deferred interest income.

     o Softalk has agreed to release BestNet from claims related to certain outstanding invoices. Total accounts payable that were released as a result of the Settlement Agreement were $481,465.

     o During fiscal 2003, BestNet had placed $27,709 on deposit as partial payment for royalties then due under an Amended and Restated License Agreement previously entered into between the Company and Softalk. This amount had been classified as deposits and other assets; however, as part of the terms of the Settlement Agreement, these funds were paid to Softalk, for full and complete settlement of all current and future royalties. In addition, BestNet agreed to relinquish its rights to future communication software developed by Softalk.

     o Softalk has returned all previously issued warrants to purchase BestNet stock.

     o Softalk also returned 1,900,000 shares of BestNet's common stock that Softalk had previously acquired through the terms of a Purchase Agreement.

     o Beginning on October 9, 2003, and for the following 18 months, Bestnet has agreed to register of 100,000 shares of its common stock, per month for a total of 1,900,000 shares in accordance with federal security laws. These shares are currently held by Softalk but are un-registered.

          As a result of the Settlement Agreement between BestNet and Softalk, the Company removed certain balances from its consolidated balance sheet and recognized the return of the 1,900,000 treasury shares effective August 31, 2003. The results of the Settlement Agreement are reflected in the Financial Statements of our annual report, Form 10-KSB for the fiscal year ended August 31, 2003.

          BestNet's license agreement with Softalk remains in effect with BestNet retaining commercial exclusivity in accordance with the terms of the License Agreement and subject to the following terms and conditions:

          Both parties continue to have the right to terminate the license agreement under certain conditions, including:

     o Upon 30 days written notice to the other party, if such other party fails to comply in any material respect with certain terms or conditions of the license agreement and such failure to comply is not corrected within a 30 day notice period; and

     o In the event the other party becomes bankrupt or insolvent, suffers a receiver to be appointed, or makes an assignment for the benefit of its creditors.

         Softalk also has the right to terminate the License Agreement upon 60 days written notice following a change of control (as defined in the License Agreement) of BestNet.

         Upon termination of the License Agreement for any reason whatsoever, we are permitted to continue using Softalk's patented methodology in providing services to all previously existing clients.


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

          The Company also issued $150,000 in aggregate principal of Senior Secured Notes that, along with any unpaid accrued interest, are convertible to Units at a conversion rate of $.30 per Unit. During fiscal 2003, the Senior Secured Notes and unpaid accrued interest of approximately $2,000 were converted to 508,194 Units. As discussed in the preceding paragraph, the underlying securities related to the Units are reflected in the financial statements. Accordingly, the accompanying financial statements reflect the issuance of 1,524,582 shares of common stock, 508,194 shares of Series A Preferred Stock and an increase in additional paid-in capital to reflect the warrants issued in conjunction with the conversion of the Senior Secured Notes into Units. The Company allocated approximately $92,000 to the common stock, approximately $44,000 to the Series A Preferred Stock and approximately $16,000 to the warrants. This allocation is based on the relative fair values of the various securities underlying the Units.


NOTE 5 -- NOTES PAYABLE

Convertible Notes Payable

          On September 26, 2002, the Company entered into a Note and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, yielded $665,000 in gross proceeds to the Company. The convertible notes have a term of 1-year and bear interest at a rate of 6% per annum. The principal amount outstanding under each convertible note, together with accrued interest is convertible into shares of common stock of the Company at the election of the holder at a conversion price equal to one share of common stock for each $1.00 of principal and interest converted. In addition, a warrant to purchase one additional share of the Company's common stock at a per share exercise price of $1.50 was issued for each $2.00 invested.

          During the first quarter of fiscal 2004, the 6% Convertible Promissory Notes went into default. As an incentive to convert, accredited investors were offered a new conversion proposal. Under the terms of this proposal, the Note would be convertible into the Company's common stock at a conversion price of $.15 per share. In addition, the warrants associated with this Note and Warrant Purchase Agreement would be cancelled. On or before November 30, 2003, four investors elected to convert their principal and accrued interest into common stock. The principal of $220,000 and accrued interest of approximately $2,600 was converted into 1,484,311 shares of common stock. In conjunction with this induced conversion, $541,182 was recorded as conversion expense and is presented in the other income and expense section of the accompanying condensed consolidated statement of operations.

          Also during the first quarter of fiscal 2004, the remaining $445,000 in aggregate principal amount of Convertible Promissory Notes have been extended for one year. These extended Convertible Promissory Notes now bear an interest rate of 8% per annum and are convertible into the Company's common stock at a conversion rate of $.10 per common share. The beneficial conversion feature associated with the note extensions resulted in an additional discount to the notes of $445,000, which is being amortized over the lives of the extended notes. As of November 30, 2003, the unamortized discount related to the above extended notes was $383,904. Interest is payable quarterly. As of November 30, 2003, $6,101 of interest was accrued as payable to the investors and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. Upon conversion of the notes into common stock, the warrants will be cancelled.


Note Payable

          On September 17, 2003, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.20% per annum and is due in eight monthly installments of $8,731, including principal and interest, beginning on October 17, 2003. As of November 30, 2003, the principal balance of the note is $51,304.



NOTE 6 -- RECLASSIFICATIONS AND RESTATEMENTS

          Certain reclassifications have been made to conform fiscal 2003 information to the presentation of fiscal 2004 information. The reclassifications have no effect on net income.


NOTE 7 -- STOCK BASED COMPENSATION

          In December 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No.
148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" in that it requires additional disclosures about our stock-based compensation plans. SFAS
No. 148 is effective for periods beginning after December 15, 2002. We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123.

          Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS no. 123, pro forma net income (loss) and net income (loss) per share would have been as follows:


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                      November 30
                                                                                      -----------
                                                                                  2003           2002
                                                                               -----------    -----------
              Net loss                                                         $(1,364,953)   $(1,458,631)
              Pro forma compensation expense for stock options                    (127,063)      (128,351)
                                                                               -----------    -----------
              Pro forma net loss                                               $(1,492,016)   $(1,586,982)
                                                                               ===========    ===========
              Pro forma loss per share available to common stockholders        $      (.05)   $      (.09)
                                                                               ===========    ===========


NOTE 8 -- SUBSEQUENT EVENTS

          The Company entered into a severance agreement with Paul H. Jachim, the Company's former Chief Operating Officer and Chief Financial Officer. This agreement calls for payments to Mr. Jachim in the amounts of $6,000 per month for a period of nine months. Mr. Jachim will make himself reasonably available for up to forty hours per month , over this nine-month periods, as requested by the Company. As part of his severance package, the Company's Board of Directors granted Mr. Jachim, 70,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.

          During the second quarter of fiscal 2004, the Company's Board of Directors granted Mr. Blanchard 90,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.


NOTE 9 -- GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2004. Management has been successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce its working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.

          On December 10, 2003, the Company entered into a letter of intent with three accredited investors, one of which is a principal shareholder, which contemplates $250,000 of bridge financing to be provided to the Company. Such financing is subject to the execution of a Note Purchase Agreement on terms and subject to conditions mutually agreeable to the parties thereto.

                                        9

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

          This report should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003.

OPERATIONS OVERVIEW


          Revenues for the three-month period ended November 30, 2003 increased by 82% over the comparable period in fiscal 2003. More significantly, the Company decreased its cash used in current operations by 92%, over the comparable period in fiscal 2003. Revenue growth was seen in both long distance and conference calling services. In addition, we have derived revenue from the sale of private labeled websites used by channel partners who are marketing our suite of services globally. The Company continues to work aggressively to grow revenue in conjunction with reducing operating cash consumption.

          Cost of revenues decreased substantially, as a percent of revenues, for the three-month period ended November 30, 2003, as compared to the same period in fiscal 2003. The decrease in this percentage was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. In addition, we have implemented measures to reduce merchant fees by switching our credit card processing company. Performance of our own network maintenance and management continues to have a positive effect on our costs, as anticipated. For the three-month period ended November 30, 2003, contribution margin increased to 31% as compared to 4% for the same period in fiscal 2003. We believe we can maintain a contribution margin of 30% to 35% while concentrating on our revenue growth.

          We continue to focus on decreasing general and administrative costs and to achieve improved operating results. General and administrative costs decreased by 52% for the three-month period ended November 30, 2003, as compared to the same period in fiscal 2003. We continue to focus our efforts on reducing the monthly amount of cash consumed by current operations, while still investing to grow the business. We continue to work to surpass breakeven as quickly as possible.

          Depreciation and amortization expenses decreased to $504,379 for the three-month period ended November 30, 2003, from $556,455 for the comparable period in fiscal 2003. This decrease was due to certain assets becoming fully depreciated during the fiscal year ended August 31, 2003.

          Interest income decreased to $330 for the three-month period ended November 30, 2003, from $910 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

          Interest and finance charges decreased to $146,772 for the three-month period ended November 30, 2003, from $188,188 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

          Conversion expense increased to $541,182 for the three-month period ended November 30, 2003 from $0 in the comparable period in fiscal 2003. During the first quarter of fiscal 2004, the Company's default in the payment of its 6% convertible Notes . The Company, as an incentive to convert, offered holders of the Convertible Notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes would be returned to the Company. This modified conversion rate represents a significant decrease from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions.

The remaining Convertible Notes have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes Payable, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

          First quarter 2004 loss per common share, basic & diluted, decreased to $(.05) from $(.08) in the first quarter of fiscal 2003, with 28,408,756 and 18,399,469 common shares outstanding, respectively.

BUSINESS OF BESTNET AND SUBSIDIARIES

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

          In fiscal 2004, we plan to introduce a variety of new services and product enhancements - all based on the core technology platform of GlobalPlex. These new services and products include the following:

     o Conferencing - The conferencing sector represents one of the strongest growth segments within the communications arena. Conferencing is in the middle of a growth cycle, due to declining costs, the emergence of innovative technologies and fundamental shifts in the economy that are causing permanent changes in the way business is conducted. According to CIBC World Markets Equity Research, it is projected the conferencing industry will grow from $3.5 billion in 2001 to nearly $7 billion in 2006 (five-year CAGR (Cumulative Adjusted Growth Rate) of 15%). The most pronounced growth will likely occur in the unattended audio conferencing, more than 20% CAGR and web conferencing more than a 40% CAGR. The international market is growing faster than the North American market, given the immaturity of these conferencing markets. With infrastructure costs already in place, growth in conference calling offers BestNet substantial opportunity to improve gross margins on added revenue. As a result of customer feedback, BestNet intends to enhance the functionality of its service. This new functionality will include the addition of dial-in capability (800 or toll), call recording, operator services and other collaborative applications.

     o Mobile Access - BestNet's future product development strategy includes a website specializing in value-added mobile applications. These applications will include PDA Call, Email Call and newly developed SMS Call. The SMS market is one the largest, fastest growing and most dynamic in the world. This is a break thru from previous business models for BestNet, as all other applications require Internet connectivity. SMS calling only requires a cell phone with text messaging or SMS ability. According to Cellular Online, www.cellular.co.za:

               |X|  23% of worldwide mobile users use SMS once a day

               |X|  SMS sent in 2002 = 366 Billion + growing!

               |X|  Total Global Mobile Users = 1.3 Billion

          Also according to Cellular Online, Wireless devices are the most powerful communication devices with respect to immediacy, interactivity and mobility and therefore can act as a very powerful marketing and application devices. The mobile revolution is changing the way we live and work. Mobile phones are already pervasive in all major developed economies and in an increasing number of developing ones as well. The mobile Internet is a powerful enabling technology that will make possible new services and applications.

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

LIQUIDITY AND CAPITAL RESOURCES

          At November 30, 2003, the Company had cash of $124,420. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

          In the absence of achieving profitable operations in future periods, obtaining additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we may encounter liquidity difficulties. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

          On December 10, 2003, the Company entered into a letter of intent with three accredited investors, one of which is a principal shareholder, which contemplates $250,000 of bridge financing to be provided to the Company. Such financing is subject to the execution of a Note Purchase Agreement on terms and subject to conditions mutually agreeable to the parties thereto.

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

          These policies include, but are not limited to, the carrying value of the Softalk license fee, which is dependant upon future profitable operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2003, TO THE THREE-MONTH PERIOD ENDED NOVEMEBER 30, 2002.

Revenues

          Revenues increased to $545,027 for the three-month period ended November 30, 2003, compared to $300,208 for the comparable period in fiscal 2003. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's new product, ClicktoPhone(TM).

Cost of Revenues

          Cost of revenues increased to $377,697 for the three-month period ended November 30, 2003, from $287,764 for the comparable period in fiscal 2003. The increase in cost of revenues was directly related to increased usage of our network. We are taking further steps to maintain a contribution margin of 30% to 35%.

General and Administrative Expenses

          General and administrative expenses decreased to $341,494 for the three-month period ended November 30, 2003, from $707,365 for the comparable period in fiscal 2003. Payroll and related expenses decreased to $163,873 for the three-month period ended November 30, 2003, from $219,286 for the comparable period in fiscal 2003 reflecting our select reduction in payroll expense. Legal and professional fees decreased to $9,929 for the three-month period ended November 30, 2003, from $153,063 for the comparable period in fiscal 2003, reflecting our completion of the arbitration with Softalk. Sales and commodity taxes decreased to $5,481 for the three-month period ended November 30, 2003, from $17,281 for the comparable period in fiscal 2003 due to the voluntary disclosure of taxes during the first quarter of fiscal 2003. Consulting expense decreased to $0 for the three-month period ended November 30, 2003, from $71,288 for the comparable period in fiscal 2003 due principally to no issuance of warrants or consulting payments during the three-month period ended November 30, 2003. Accounting fees decreased to $21,086 for the three-month period ended November 30, 2003, from $47,178 for the comparable period in fiscal 2003, due principally to no registration statements being filed with the SEC during the first quarter of fiscal 2003. Outside services expense decreased to $22,215 for the three-month period ended November 30, 2003, from $35,928 for the comparable period in fiscal 2003, due to a one time recruiting fee paid during the first quarter of fiscal 2003. Internet and Operations expense decreased to $10,405 for the three-month period ended November 30, 2003, from $38,855 for the comparable period in fiscal 2003, due principally from the cost savings of our new web hosting contract. Continued select cost reductions are having a positive impact on general and administrative expenses bringing us closer to breakeven.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses decreased to $504,379 for the three-month period ended November 30, 2003, from $556,455 for the comparable period in fiscal 2003. This decrease was due to certain assets becoming fully depreciated during the fiscal year ended August 31, 2003.

Interest Income

          Interest income decreased to $330 for the three-month period ended November 30, 2003, from $910 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

Interest and Finance Charges and Conversion Expenses

          Interest and finance charges decreased to $146,772 for the three-month period ended November 30, 2003, from $188,188 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

          Conversion expense increased to $541,182 for the three-month period ended November 30, 2003 from $0 in the comparable period in fiscal 2003. During the first quarter of fiscal 2004, the Company defaulted in the payment of its 6% convertible Notes . The Company, as an incentive to convert, offered holders of the Convertible Notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes Payable would be returned to the Company. This modified conversion rate represents a significant decrease from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes Payable, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

Preferred Declared and Deemed Dividends

          None.

INFLATION

          Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, including our chief executive officer and principal accounting officer, have carried out an evaluation of effectiveness of our disclosure controls and procedures as of November 30, 2003, pursuant to Exchange Act Rules 13a-15(c) and 15(d) - 15(e). Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

          During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to material affect our internal control over financial reporting.

          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

          Legal proceedings against Softalk, Inc. have ended as a result of a settlement agreement signed on October 9, 2003 and final execution of all releases occurred on December 3, 2003. All claims by BestNet, and subsequent counter claims by Softalk, have been released and ended on a without cost basis. The financial effects of this settlement are reflected in the Financial Statements and Supplementary Data of our annual report of form 10-KSB as of August 31, 2003.


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

-----------------------     ------------     ---------------     -------------
       Proposal               Votes For       Votes Against        Abstained
-----------------------     ------------     ---------------     -------------
Proposal One
-----------------------     ------------     ---------------     -------------
  Robert A. Blanchard        13,845,342          12,907,400                 0
-----------------------     ------------     ---------------     -------------
  Paul H. Jachim             13,845,342          12,907,400                 0
-----------------------     ------------     ---------------     -------------
  Richard Bourke             27,549,669             246,373                 0
-----------------------     ------------     ---------------     -------------
  Marco Messina              26,324,455                   0                 0
-----------------------     ------------     ---------------     -------------
  Stanley L. Schloz          26,324,455                   0                 0
-----------------------     ------------     ---------------     -------------
  Scott Ritchie              26,324,455                   0                 0
-----------------------     ------------     ---------------     -------------

-----------------------     ------------     ---------------     -------------
Proposal Two                 22,716,367             441,798         3,594,577
-----------------------     ------------     ---------------     -------------

-----------------------     ------------     ---------------     -------------
Proposal Three               22,978,307             190,590         3,583,845
-----------------------     ------------     ---------------     -------------

-----------------------     ------------     ---------------   -------------




ITEM 5. Other Information

          None.

ITEM 6. Exhibits and Reports on Form 8K

     (a) Exhibits:                         Description


     31.1 Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     b) Reports on Form 8-K.

                    None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 14, 2004                     BESTNET COMMUNICATIONS CORP.


                                            By:  /s/  Robert A. Blanchard
                                               --------------------------------
                                                      Robert A. Blanchard
                                                      President and
                                                      Chief Executive Officer


                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz
                                                      Controller
                                                      (Principal Accounting
                                                      Officer)

                                            By:  /s/  Richard Bourke
                                               --------------------------------
                                                      Richard Bourke
                                                      Chairman of the Board

                                            By:  /s/  Marco Messina
                                               --------------------------------
                                                      Marco Messina
                                                      Director

                                            By:  /s/  Stanley L. Schloz
                                               --------------------------------
                                                      Stanley L. Schloz
                                                      Director