Form 10QSB
period 2004-02-29
BESTNET COMMUNICATIONS CORP
filed 2004-04-14
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended February 29, 2004

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                   to                 .
                                        -----------------    ----------------

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

                         5075 Cascade Road SE, Suite A,
                          Grand Rapids, Michigan 49546
                     --------------------------------------
                    (Address of principal executive offices)

                                 (616) 977-9933
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X  No
                                      -----  -----

As of April 8, 2004, there were 31,977,415 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                              -----  -----

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS-- February 29, 2004(unaudited)
   and August 31, 2003                                                       3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
   ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003                             4


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
   ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003                             5


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
   ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003                             6


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
   ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003                             7


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               8

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OPERATIONS OVERVIEW                                                          13

BUSINESS OF BESTNET AND SUBSIDIARIES                                         15

LIQUIDITY AND CAPITAL RESOURCES                                              21

CRITICAL ACCOUNTING POLICIES                                                 22

RESULTS OF OPERATIONS                                                        23

INFLATION                                                                    24

ITEM 3. Controls and Procedures                                              25

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    26

ITEM 2. Changes in Securities                                                26

ITEM 3. Defaults upon Senior Securities                                      26

ITEM 4. Submission of Matters to a Vote of Security Holders                  26

ITEM 5. Other Information                                                    26

ITEM 6. Exhibits and Reports on Form 8-K                                     26


                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   February 29,     August 31,
                              ASSETS                                   2004            2003
                              ------                                   ----            ----
                                                                    (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                       $     21,320    $    226,559
   Accounts receivable, less allowance of
      $3,300 and $1,386                                                  82,230          74,360
   Prepaid expenses and other current assets                             72,200          49,080
                                                                   ------------    ------------
      Total current assets                                              175,750         349,999

Property and equipment, net of accumulated
   depreciation of $3,462,048 and $3,142,251                            626,635         909,713
License fee, net of accumulated amortization
   of $6,003,423, and $5,312,368                                      3,671,345       4,362,400
Deposits and other assets                                                53,709          97,038
                                                                   ------------    ------------
          Total assets                                             $  4,527,439    $  5,719,150
                                                                   ============    ============

               LIABILITIES AND STOCKHOLDER'S EQUITY
               ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                      $      4,416    $      5,614
   Notes payable, net of discount of $301,554 and $75,248               204,469         589,752
   Note payable to related party                                         60,000            --
   Convertible note payable to related party, net of discount of
     $21,448 and $0                                                       3,908            --

   Accounts payable and accrued expenses                                270,946         290,535
   Accounts payable to related parties                                    9,000            --
   Deferred revenue                                                      15,929          15,734
                                                                   ------------    ------------
      Total current liabilities                                         568,668         901,635

Long-Term Liabilities:
   Capital lease obligations, long-term portion                           5,612           7,331
                                                                   ------------    ------------
      Total long-term liabilities                                         5,612           7,331
                                                                   ------------    ------------

          Total liabilities                                             574,280         908,966
                                                                   ------------    ------------

                       STOCKHOLDERS EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   3,563,593 and 3,563,593 shares issued and outstanding at
February 29, 2004
   and August 31, 2003                                                    3,563           3,563
Common stock, par value $.001 per share; 100,000,000 shares
authorized;
   31,952,415 issued and 30,052,415 outstanding at February 29,
2004; and
   29,948,104 shares issued and 28,048,104 shares outstanding
   at August 31, 2003                                                    31,952          29,948
Additional paid-in capital                                           35,668,360      34,273,690
Accumulated deficit                                                 (30,838,716)    (28,585,017)
                                                                   ------------    ------------
                                                                                      4,865,159
                                                                                      5,722,184
Less treasury stock, 1,900,000 common shares, at cost                  (912,000)       (912,000)
                                                                   ------------    ------------
          Total stockholders' equity                                  3,953,159       4,810,184
                                                                   ------------    ------------
          Total liabilities and stockholders' equity               $  4,527,439    $  5,719,150
                                                                   ============    ============

             See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                         2004            2003
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)
Revenues                                             $    552,477    $    316,628
                                                     ------------    ------------

Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                363,394         280,031
   General and administrative expenses                    410,931         484,763
   Depreciation and amortization                          506,473         557,763
                                                     ------------    ------------
          Total expenses                                1,280,798       1,322,557
                                                     ------------    ------------

          Loss from operations                           (728,321)     (1,005,929)
                                                     ------------    ------------

Other income (expense):
   Interest income                                             55             700
   Interest and finance charges                          (159,016)       (211,737)
   Other income (expense)                                  (1,465)          2,593
                                                     ------------    ------------

          Total other expense                            (160,426)       (208,444)
                                                     ------------    ------------

          Loss available to common shareholders      $   (888,747)   $ (1,214,373)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.03)   $       (.06)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   29,622,415      19,200,663
                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                         2004            2003
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)
Revenues                                             $  1,097,503    $    620,659
                                                     ------------    ------------

Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                741,091         567,794
   General and administrative expenses                    752,425       1,178,351
   Depreciation and amortization                        1,010,851       1,114,219
                                                     ------------    ------------
          Total expenses                                2,504,367       2,860,364
                                                     ------------    ------------

          Loss from operations                         (1,406,864)     (2,239,705)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            385           1,610
   Interest and finance charges                          (305,788)       (417,525)
   Preferred stock conversion penalty                        --           (17,847)
   Conversion expense (See Note 5)                       (541,182)           --
   Other income (expense)                                    (251)            463
                                                     ------------    ------------

          Total other expense                            (846,836)       (433,299)
                                                     ------------    ------------

          Loss available to common shareholders      $ (2,253,700)   $ (2,673,004)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.08)   $       (.14)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   29,671,838      18,931,311
                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                 BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                                                      2004           2003
                                                                                      ----           ----
                                                                                  (UNAUDITED)     (UNAUDITED)
Operating activities:
   Loss from operations                                                           $  (888,747)   $(1,214,373)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                      506,473        557,763
   Non-cash transactions                                                              227,818        239,024
   Changes in assets and liabilities:
      Accounts receivable                                                              (2,107)        11,594
      Prepaid expenses and other current assets                                        20,633        (30,191)
      Deposits and other assets                                                            73         43,593
      Accounts payable and accrued expenses                                           (54,819)        92,589
      Deferred revenue                                                                    (40)        (1,237)
                                                                                  -----------    -----------

          Net cash used in operating activities                                      (190,716)      (301,238)
                                                                                  -----------    -----------

Investing activities:
   Purchase of property and equipment                                                 (18,718)       (23,355)
   Cash received for certificate of deposit                                              --             --
                                                                                  -----------    -----------

          Net cash used in investing activities                                       (18,718)       (23,355)
                                                                                  -----------    -----------

Financing activities:
   Proceeds from issuance of notes payable                                            135,000        150,000
   Repayment of notes payable                                                         (27,186)       (21,025)
   Principal payments on capital lease obligation                                      (1,479)          --
                                                                                  -----------    -----------

          Net cash provided by (used in) financing activities                         106,335        128,975
                                                                                  -----------    -----------

          Net decrease in cash                                                       (103,099)      (195,618)

Cash and cash equivalents, beginning of period                                        124,419        332,140
                                                                                  -----------    -----------

Cash and cash equivalents, end of period                                          $    21,320    $   136,522
                                                                                  ===========    ===========


                    See accompanying notes to condensed consolidated financial statements.

                                 BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                                                      2004           2003
                                                                                      ----           ----
                                                                                   (UNAUDITED)   (UNAUDITED)
Operating activities:
   Loss from operations                                                           $(2,253,700)   $(2,673,004)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                    1,010,851      1,114,219
   Non-cash transactions                                                              905,343        435,984
   Changes in assets and liabilities:
      Accounts receivable                                                              (7,870)        22,243
      Prepaid expenses and other current assets                                        53,072        (60,026)
      Deposits and other assets                                                        43,329         21,794
      Accounts payable and accrued expenses                                            (7,942)        85,209
      Deferred revenue                                                                    195         (2,248)
                                                                                  -----------    -----------

          Net cash used in operating activities                                      (256,722)    (1,055,829)
                                                                                  -----------    -----------

Investing activities:
   Purchase of property and equipment                                                 (36,718)       (46,883)
   Cash received for certificate of deposit                                              --           22,773
                                                                                  -----------    -----------

          Net cash used in investing activities                                       (36,718)       (24,110)
                                                                                  -----------    -----------

Financing activities:
   Proceeds from issuance of notes payable                                            135,000        871,250
   Repayment of notes payable                                                         (43,882)       (34,825)
   Principal payments on capital lease obligation                                      (2,917)          --
   Proceeds from exercise of stock options                                               --           28,252
                                                                                  -----------    -----------

          Net cash provided by (used in) financing activities                          88,201        864,677
                                                                                  -----------    -----------

          Net decrease in cash                                                       (205,239)      (215,262)

Cash and cash equivalents, beginning of period                                        226,559        351,784
                                                                                  -----------    -----------

Cash and cash equivalents, end of period                                          $    21,320    $   136,522
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

      Operating results for the three and six month periods ended February 29, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004.

      The condensed consolidated financial statements include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Interpretel, Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us", or "ours"). All material intercompany balances and transactions have been eliminated.

NOTE 2 -- PER SHARE DATA

      Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations, for the three and six month periods ended February 29, 2004 include current shares outstanding and those included in the Unit offering completed on March 30, 2003 (See note 4).

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

      The Company is in the business of providing communications solutions to its customers using the network infrastructure, proprietary technology and applications it owns and licenses from a third party. Softalk, Inc. ("Softalk"), is a privately-owned Ontario, Canada corporation, who is a significant shareholder of the Company and owns the patented methodology currently used in some of our solutions. We have an exclusive license to Softalk's patented methodology for commercial accounts.

      On October 9, 2003, the Company settled all of its disputes with Softalk. The Settlement Agreement was finalized on December 3, 2003. This settlement agreement dismisses an on-going arbitration with Softalk, the Company's claims and Softalk's counter claims based on action taken by the Company dating back to August of 2002. Terms of the Settlement Agreement effect balances carried by BestNet in the following manner:

   o BestNet released its claim to amounts advanced to Softalk, under the terms of a loan agreement, including all unpaid accrued interest. As of August 31, 2003, the balance of the loan facility plus accrued interest was $1,589,768. As of August 31, 2003, a total of $211,048 of interest had been accounted for as deferred interest income.

   o Softalk has agreed to release BestNet from claims related to certain outstanding invoices relating to software development. Total accounts payable that were released as a result of the Settlement Agreement were $481,465.

   o During fiscal 2003, BestNet had placed $27,709 on deposit as partial payment for royalties then due under an Amended and Restated License Agreement previously entered into between the Company and Softalk. This amount had been classified as deposits and other assets; however, as part of the terms of the Settlement Agreement, these funds were paid to Softalk, for full and complete settlement of all current and future royalties under such agreement. In addition, BestNet agreed to forego its rights to future communication software developed by Softalk.

   o Softalk has returned all previously issued warrants to purchase BestNet stock.

   o Softalk also returned 1,900,000 shares of BestNet's common stock that Softalk had previously acquired under the terms of a Purchase Agreement.

   o Beginning on October 9, 2003, and for the following 18 months, BestNet has agreed to register an aggregate 1,900,000 shares of common stock for resale under the U.S. federal securities laws, which shares may only be sold at a rate of 100,000 shares per month.

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

      On March 12, 2004, the Company entered into a Unit Purchase Agreement with an accredited investor yielding $60,000 in bridge financing. In conjunction with this offering, the Company incurred approximately $3,000 in costs directly associated with the private placement. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30 under this private placement. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.


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

      During the first quarter of fiscal 2004, we defaulted in the payment of amounts due under the 6% Convertible Promissory Notes went into default. As an incentive to convert, accredited investors were offered a new conversion proposal. Under the terms of this proposal, the Note would be convertible into the Company's common stock at a conversion price of $.15 per share. In addition, the warrants associated with this Note and Warrant Purchase Agreement would be cancelled. On or before November 30, 2003, four investors elected to convert their principal and accrued interest into common stock. The principal of $220,000 and accrued interest of approximately $2,600 was converted into 1,484,311 shares of common stock. In conjunction with this induced conversion, $541,182 was recorded as conversion expense and is presented in the other income and expense section of the accompanying condensed consolidated statement of operations.

      Also during the first quarter of fiscal 2004, the maturity date remaining $445,000 in aggregate principal amount of Convertible Promissory Notes, was extended for one year. Such Notes now bear interest at a rate of 8% per annum and are convertible into the Company's common stock at a conversion rate of $.10 per common share. The beneficial conversion feature associated with the note extensions resulted in an additional discount to the notes of $445,000, which is being amortized over the lives of the extended notes. As of February 29, 2004, the unamortized discount related to the above extended notes was $323,002. Interest is accrued monthly. As of February 29, 2004, $14,300 of interest was accrued to the investors and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

      During the second quarter of fiscal 2004, investors holding $220,000 in aggregate principal of the Convertible Promissory Notes, elected to convert 10% of their note into common stock. The $22,000 in aggregate principal was converted into 220,000 shares of common stock resulting in a remaining aggregate principal amount of $423,000.

Bridge Financing

      On January 8, 2004, the Company entered into a Note Purchase Agreement with two accredited investors. This convertible debt financing yielded $75,000 in bridge financing to the Company. The notes have a term of 1-year and bear an interest rate of 10%. The principal amount of each note, plus accrued interest, are convertible into Units of the Company at a conversion price of $0.30 per Unit share. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. The beneficial conversion feature associated with these notes resulted in a discount to the notes of $75,000 which is being amortized over the one year life of the note. As of February 29, 2004, the unamortized discount related to these notes was $64,344.

      On February 13, 2004, the Company entered into a Note Purchase Agreement with an accredited investor which yielded $60,000 in bridge financing to the Company. The promissory note has a term of 1-year and bears an interest rate of 10% per annum. Interest is payable quarterly on this note.


Note Payable

      On September 17, 2003, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.20% per annum and is due in eight monthly installments of $8,731, including principal and interest, beginning on October 17, 2003. As of February 29, 2004, the principal balance of the note is $25,883.

      On December 30, 2003, the Company entered into a note payable agreement to finance $8,192 of liability and workers compensation insurance premiums. The note bears interest at a rate of 10.75% per annum and is due in nine monthly installments of $951, including principal and interest, beginning on January 21, 2004. As of February 29, 2004, the principal balance of the note is $6,427.


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

      Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income
(loss) and net income (loss) per share would have been as follows:


                                                               Six Months Ended February 29,    Three Months Ended February
                                                                  2004 and February 28,           29, 2004 and February 28,
                                                                          2003                              2003
                                                                   2004            2003             2004            2003
                                                                   ----            ----             ----            ----
Net Loss                                                       $ (2,253,700)   $ (2,673,004)   $   (888,747)   $ (1,214,373)

Pro forma compensation expense for stock options                   (382,338)       (396,585)       (170,566)       (182,666)
                                                               ------------    ------------    ------------    ------------
Pro forma net loss                                             $ (2,636,038)   $ (3,069,589)   $  1,059,313)   $ (1,397,039)
                                                               ============    ============    ============    ============
Pro forma loss per share available to common shareholders
                                                               $       (.09)   $       (.16)   $       (.04)   $       (.07)
                                                               ============    ============    ============    ============
Weighted  average  number of shares  outstanding,  basic and
diluted                                                          29,671,838      18,931,311      29,622,415      19,200,663
                                                               ============    ============    ============    ============


NOTE 8  -- SUBSEQUENT EVENTS

      On March 12, 2004, the Company entered into a Unit Purchase Agreement with an accredited investor yielding $60,000 in bridge financing. In conjunction with this offering, the Company incurred approximately $3,000 in costs directly associated with the private placement. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30 under this private placement. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible
Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.


NOTE 9 -- GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2004 prior to achieving break even. Management has been successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce its working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.



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

OPERATIONS OVERVIEW


      Revenues for the three-month period ended February 29, 2004 increased by 74% over the comparable period in fiscal 2003. More significantly, the Company decreased its cash used in current operations by 37%, over the comparable period in fiscal 2003. Revenue growth was seen in both long distance and conference calling services. In addition, we have derived revenue from the sale of private labeled websites used by channel partners who are marketing our suite of services globally. The Company continues to work aggressively to grow revenue in conjunction with reducing operating cash consumption.

      Revenues for the six-month period ended February 29, 2004 increased by 77% over the comparable period in fiscal 2003. The Company decreased its cash used in current operations by 76%, over the comparable period in fiscal 2003. Revenue growth was seen in both long distance and conference calling services. In addition, we have derived revenue from the sale of private labeled websites used by channel partners who are marketing our suite of services globally. The Company continues to work aggressively to grow revenue in conjunction with reducing operating cash consumption.

      Cost of revenues decreased 23%, as a percent of revenues, for the three-month period ended February 29, 2004, as compared to the same period in fiscal 2003. The decrease in this percentage was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. In addition, we have implemented measures to reduce merchant fees by switching our credit card processing company. Performance of our own network maintenance and management continues to have a positive effect on our costs. For the three-month period ended February 29, 2004, contribution margin increased to 34% as compared to 12% for the same period in fiscal 2003. We believe we can maintain a contribution margin of 30% to 35% while concentrating on our revenue growth.

      Cost of revenues decreased 24%, as a percent of revenues, for the six-month period ended February 29, 2004, as compared to the same period in fiscal 2003. The decrease in this percentage was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. In addition, we have implemented measures to reduce merchant fees by switching our credit card processing company. Performance of our own network maintenance and management continues to have a positive effect on our costs. For the six-month period ended February 29, 2004, contribution margin increased to 32% as compared to 9% for the same period in fiscal 2003. We believe we can maintain a contribution margin of 30% to 35% while concentrating on our revenue growth.

      General and administrative costs decreased by 15% for the three-month period ended February 29, 2004, as compared to the same period in fiscal 2003. General and administrative costs decreased by 36% for the six-month period ended February 29, 2004, as compared to the same period in fiscal 2003. We continue to focus our efforts on reducing the monthly amount of cash consumed by current operations, while still investing to grow the business.

      Depreciation and amortization expenses decreased to $506,473 for the three-month period ended February 29, 2004, from $557,763 for the comparable period in fiscal 2003. This decrease was due to some assets becoming fully depreciated during the fiscal year ended August 31, 2003.

      Depreciation and amortization expenses decreased to $1,010,851 for the six-month period ended February 29, 2004, from $1,114,219 for the comparable period in fiscal 2003. This decrease was due to some assets becoming fully depreciated during the fiscal year ended August 31, 2003.

      Interest income decreased to $55 for the three-month period ended February 29, 2004, from $700 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

      Interest income decreased to $385 for the six-month period ended February 29, 2004, from $1,610 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

      Interest and finance charges decreased to $156,016 for the three-month period ended February 29, 2004, from $211,642 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

      Interest and finance charges decreased to $305,788 for the six-month period ended February 29, 2004, from $417,525 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

      Conversion expense increased to $541,182 for the six-month period ended February 29, 2004 from $0 in the comparable period in fiscal 2003. During the first quarter of fiscal 2004, payment on amounts due under the Company's 6% convertible Notes Payable went into default. The Company, as an incentive to convert, offered holders of the Convertible Notes Payable a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes Payable would be cancelled and returned to the Company. This modified conversion rate represents a significant decline from the $1.00 per share original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes Payable have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes Payable, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

      Second quarter 2004 loss per common share, basic and diluted, decreased to $(.03) from $(.06) in the second quarter 2003, with 29,622,415 and 19,200,663 common shares outstanding, respectively.

BUSINESS OF BESTNET AND SUBSIDIARIES

COMPANY OVERVIEW

      BestNet is a facilities-based, global communication solutions provider. The Company's patented, proprietary technology uses widely available Internet and text messaging network access to control, enable and manage voice communications over the Public Switched Telecommunication Network (PSTN). BestNet's primary business consists of product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based communication software applications that control, manage and enable global communication services. We are presently focusing substantially all of our financial and other resources on marketing and developing communication applications to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this Report, we have approximately 22,000 clients, making calls from 199 countries and geographic regions and calling to 228 countries and geographic regions.

      We are marketing our patented and proprietary communication applications, technologies and services to corporate and residential clients worldwide. Our flagship product, Bestnetcall, is the industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global Internet access and the PSTN via our website located at www.Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall." In fiscal year 2003, the Company introduced two additional and distinctive product offerings in ClicktoPhoneTM and SMS Call (Short Message System).

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

      In February 2004, we completed the successful beta testing and launch of our new website, as well as our new corporate identity. This latest addition to BestNet's offering is made possible by our GlobalplexTM technology platform. Our new website includes the following with next generation features; new product demo, hang-up button, customizable billing search date and detail download, easier navigation, expanded help section and easy to use SMS Calling. In addition, we indend to add multiple languages to our website over time, such as Spanish, French and German.

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

      Following the completion of a telephone call, the total cost for that call, can be viewed on the user's online account. Call detail records may be printed or exported to Word or text applications. BestNet's services also include features such as speed dialing, personalized directories, client billing codes, world-time country/city code lookup and immediate access to customer service via our website. Account administrators may add or delete users, view a user's calling activity and create reports detailing call activity.

      The methodology upon which our Bestnetcall service is based is subject to a license agreement with Softalk, Inc., an Ontario, Canada-based technology company. We entered into this licensing arrangement in April 1999 and later amended and restated that arrangement in October 1999. Under the terms of our license agreement with Softalk, we were granted exclusive global rights to distribute, market, service, sell, and sublicense Softalk's services and products to commercial accounts and on a worldwide non-exclusive basis to individual consumer accounts. In fiscal 2003, BestNet announced a new chapter in its history with the completion of the development, successful testing and implementation of its own next generation technology called GlobalPlex. GlobalPlex technology has been specifically developed and designed by BestNet to easily interface with current and future commercially standard communication applications and evolving technology such as Voice over Internet Protocol, also known as VoIP, and mobile solutions. GlobalPlex was also designed to easily interface with other networks as well. This allows BestNet greater scalability, customization and flexibility to serve our current and future customers.

      We own and operate telecommunication equipment and network infrastructure, in leased facilities located in Toronto, Ontario and New York, New York including high-capacity switches, web servers, data base servers, calling servers and security systems. In addition, we make use of specialized software for data management, billing and customer service requirements.

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

      BestNet desktopCALL - Desktop Application

      BestNet also has a desktopCall application that can be downloaded from our website. Calls can then be launched from the desktop application instead of from a web browser. This feature is particularly useful for clients with slow Internet connections, with a single dial-up line and those clients behind firewalls. Calls are launched in a similar manner to our web product. All calls are still charged to the same account and on-line billing information may also be viewed. Calls can also be launched directly from Microsoft Outlook using an Outlook add-in and desktopCall.

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

      BestNet SMS CALL - Mobile Calling

      BestNet's SMS Call application allows registered users to launch calls and conference calls via text messaging networks worldwide. This application enables users to access BestNet's feature-rich services anywhere, anyplace, anytime. This application expands BestNet's potential user base to customers that do not have access to a computer and Internet connection, but that do have an SMS-capable mobile phone.

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

      This voice enabling technology has adaptable security options authorizing only welcome calls and permits blocking of unwelcome calls. No caller-ID is passed and no phone numbers are disclosed. The calling network is fully secure and safe. BestNet is offering ClicktoPhone service at WWW.CLICKTOPHONE.COM on a pay-for-usage basis, allowing individuals and companies to add voice applications to web sites, e-mail, interactive marketing, and banner ads without capital investment. Voice enabling websites with BestNet's ClicktoPhone technology is like adding an international 800 number at a fraction of the cost.

      All calls from these devices are billed in the same way as calls placed through our web product.


MARKETING STRATEGIES

      We offer our BestNet services through both direct sales and indirect sales channels. Our target markets include:

            o     Mid-sized to Small Office Home Office Business, also known as
                  SOHO

            o     Marketing and Channel Partners

            o Reseller, Value Added Reseller's, also known as VAR, and Integrators

            o     Technology and Telecommunication Consultants

            o     Small to Medium size businesses

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

   o Direct Mail and E-mail Solicitations - We send solicitation materials to pre-qualified potential users of our BestNet services. These materials refer or link the potential user to WWW.BESTNETCALL.COM or WWW.CLICKTOPHONE.COM to facilitate activation of our BestNet services. Recipients are invited to use the service or request more information. These direct mail or e-mail solicitations are launched on a continuous basis currently by in-house staff. All e-mail solicitations conform with the laws of the CAN-SPAM Act of 2003. Future direct mail initiatives will be launched using a combination of in-house resources and external resources.

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

   o Public Relations Activities - We have a corporate communications and public relations strategy in place for developing a comprehensive communications program. This communications program includes initiating appropriate news releases, feature print articles in industry and trade specific publications, local print media and editorial support. Our www.Bestnetcom.com website war redeveloped to facilitate direct communication with shareholders, customers and the public at large. Our WWW.BESTNETCOM.COM website is part of our overall public relations strategy.

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

THE OPPORTUNITY

      We believe our most strategic business opportunity is in servicing the communication needs of the small to medium size business and mobile markets, which still rely on traditional carriers for supplying their international long distance and conferencing services. There exists a notable price disparity between, the cost of long distance originating from the U.S., versus origination from most international locations. The advantage of BestNet's service is three-fold. The first advantage is our proprietary applications, which provide universal access to our network without the requirement for special software or hardware, and now with SMS Call, there is no need for Internet connectivity. The second advantage is our patented methodology, which uses a two-leg call (origination and destination leg), which works with any telephone or legacy phone system. The third advantage is our international long-distance transport. Our intelligent network is connected to multiple Tier-1 carriers where routes are chosen on the basis of price and quality. With our current network architecture, we can easily route calls over Voice over Internet Protocol networks, if there is an advantage to do so.

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

      The growth and universal acceptance of the Internet and mobile technology is creating new opportunities for BestNet, where its core technology can be leveraged in unique and creative ways. BestNet is a highly efficient interface, linking traditional circuit switched networks, PSTN, with the global access of the Internet and text messaging network. BestNet's goal is to make access to its long distance and conference network as transparent as possible, using a variety of interfaces and devices. For enterprise markets, this could include integration into CRM applications, company Intranet's, websites, PBX systems and IP devices. For personal users, the BestNet application can be easily integrated into Internet appliances, PDA's, and mobile devices, using technology such as WAP, SMS or instant messaging as a conduit to BestNet's network.

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

      In fiscal 2004, we plan to introduce a variety of new services and product enhancements - all based on the core technology platform of GlobalPlex. These new services and products include the following:

   o Conferencing - The conferencing sector represents one of the strongest growth segments within the communications arena. Conferencing is in the middle of a growth cycle, due to declining costs, the emergence of innovative technologies and fundamental shifts in the economy that are causing permanent changes in the way business is conducted. According to CIBC World Markets Equity Research, it is projected the conferencing industry will grow from $3.5 billion in 2001 to nearly $7 billion in 2006 (five-year Cumulative Adjusted Growth Rate, also known as CAGR of 15%). The most pronounced growth will likely occur in the unattended audio conferencing, more than 20% CAGR and web conferencing more than a 40% CAGR. The international market is growing faster than the North American market, given the immaturity of these conferencing markets. With infrastructure costs already in place, growth in conference calling offers BestNet substantial opportunity to improve gross margins on added revenue. As a result of customer feedback, BestNet intends to enhance the functionality of its service. This new functionality will include the addition of dial-in capability (800 or toll), call recording, operator services and other collaborative applications.

   o Mobile Access - BestNet's future product development strategy includes a website specializing in value-added mobile applications. These applications will include PDA Call, Email Call and newly developed SMS Call. The SMS market is one the largest, fastest growing and most dynamic in the world. This is a break through from previous business models for BestNet, as all other applications require Internet connectivity. SMS calling only requires a cell phone with text messaging or SMS ability. According to Cellular Online, www.cellular.co.za:

         o  23% of worldwide mobile users use SMS once a day

         o  SMS sent in 2002 = 366 Billion + growing!

         o  Total Global Mobile Users = 1.3 Billion

      Also according to Cellular Online, Wireless devices are the most powerful communication devices with respect to immediacy, interactivity and mobility and therefore can act as a very powerful marketing and application devices. The mobile revolution is changing the way we live and work. Mobile phones are already pervasive in all major developed economies and in an increasing number of developing ones as well. The mobile Internet is a powerful enabling technology that will make possible new services and applications. During Fiscal 2004, BestNet is considering installing SMS Gateways in strategic locations worldwide to reduce international text messaging costs.

   o IP Telephony - According to The Insight Research Corporation, over the next five years, VoIP technologies will garner an increasing share of the world's telecommunications services revenue. From a $13 billion in 2002, VoIP-based services should grow to just under $197 billion by 2007. This is a large and fast growing market opportunity and will require a number of products and applications that are designed for specific market segments. We are uniquely positioned to develop IP voice applications to take advantage of converged networks. We will continue to monitor deregulation and opening of markets worldwide to evaluate our positioning in this growth segment. GlobalPlex was specifically built to add VoIP applications and services. We believe that we will provide proprietary applications and services to launch international calling and conference calling over VoIP networks without the need for additional hardware, adapters, configuring software, and need to broadband access. Our VoIP applications will be accessible to everyone with Internet access, including those customers using narrow band or dial-up connections, without the need for additional hardware or software or special phones.

   o Application Program Interface - Also known as API, BestNet is currently developing an industry standard published interface. This interface will allow customers to incorporate our suite of communications applications into their business. Targeted applications will include CRM, database software providers, other common applications and legacy or proprietary systems. Integration will also be possible in search engines, portals and vertical e-commerce industries.

LIQUIDITY AND CAPITAL RESOURCES

      At February 29, 2004, the Company had cash of $21,320. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

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

      On March 12, 2004, the Company entered into a Unit Purchase Agreement with an accredited investor yielding $60,000 in bridge financing. In conjunction with this offering, the Company incurred approximately $3,000 in costs directly associated with the private placement. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30 under this private placement. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2004, TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2003.

Revenues

      Revenues increased to $552,477 for the three-month period ended February 29, 2004, compared to $316,628 for the comparable period in fiscal 2003. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

      Revenues increased to $1,097,503 for the six-month period ended February 29, 2004, compared to $620,659 for the comparable period in fiscal 2003. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

Cost of Revenues

      Cost of revenues increased to $363,394 for the three-month period ended February 29, 2004, from $280,031 for the comparable period in fiscal 2003. The increase in cost of revenues was directly related to increased usage of our network. We are taking further steps to maintain a contribution margin of 30% to 35%.

      Cost of revenues increased to $741,091 for the six-month period ended February 29, 2004, from $567,794 for the comparable period in fiscal 2003. The increase in cost of revenues occurred for the same reasons discussed above.

General and Administrative Expenses

      General and administrative expenses decreased to $410,931 for the three-month period ended February 29, 2004, from $484,763 for the comparable period in fiscal 2003. Legal and professional fees decreased to $11,617 for the three-month period ended February 29, 2004, from $129,540 for the comparable period in fiscal 2003, reflecting our completion of the arbitration with Softalk. Accounting fees increased to $50,137 for the three-month period ended February 29, 2004, from $24,390 for the comparable period in fiscal 2003, due principally to a registration statement being filed with the SEC and extended audit work on our Form 10-KSB during the second quarter of fiscal 2003. Internet and operations expense decreased to $6,735 for the three-month period ended February 29, 2004, from $20,446 for the comparable period in fiscal 2003, due principally from the cost savings of our new web hosting contract. Continued select cost reductions are having a positive impact on general and administrative expenses bringing us closer to breakeven.

      General and administrative expenses decreased to $752,425 for the six-month period ended February 29, 2004, from $1,178,351 for the comparable period in fiscal 2003. Payroll and related expenses decreased to $385,696 for the six-month period ended February 29, 2004, from $432,187 for the comparable period in fiscal 2003 reflecting our select reduction in payroll expense. Legal and professional fees decreased to $18,738 for the six-month period ended February 29, 2004, from $401,069 for the comparable period in fiscal 2003, reflecting our completion of the arbitration with Softalk and fewer registration statements filed with the SEC. Sales and commodity taxes decreased to $10,881 for the six-month period ended February 29, 2004, from $24,806 for the comparable period in fiscal 2003 due to the voluntary disclosure of taxes during the first quarter of fiscal 2003. Consulting expense decreased to $0 for the six-month period ended February 29, 2004, from $75,288 for the comparable period in fiscal 2003 due principally to no issuance of warrants or consulting payments during the six-month period ended February 29, 2004. Outside services expense decreased to $51,569 for the six-month period ended February 29, 2004, from $62,770 for the comparable period in fiscal 2003, due to a one time recruiting fee paid during the first quarter of fiscal 2003. Internet and Operations expense decreased to $17,140 for the six-month period ended February 29, 2004, from $59,301 for the comparable period in fiscal 2003, due principally from the cost savings of our new web hosting contract. Continued select cost reductions are having a positive impact on general and administrative expenses bringing us closer to breakeven.

Depreciation and Amortization Expenses

      Depreciation and amortization expenses decreased to $506,473 for the three-month period ended February 29, 2004, from $557,763 for the comparable period in fiscal 2003. This decrease was due to certain assets becoming fully depreciated during the fiscal year ended August 31, 2003.

      Depreciation and amortization expenses decreased to $1,010,851 for the six-month period ended February 29, 2004, from $1,114,219 for the comparable period in fiscal 2003. This decrease was due to certain assets becoming fully depreciated during the fiscal year ended August 31, 2003.

Interest Income

      Interest income decreased to $55 for the three-month period ended February 29, 2004, from $700 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

      Interest income decreased to $385 for the six-month period ended February 29, 2004, from $1,610 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

Interest and Finance Charges and Conversion Expenses

      Interest and finance charges decreased to $156,016 for the three-month period ended February 29, 2004, from $211,737 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

      Interest and finance charges decreased to $305,788 for the six-month period ended February 29, 2004, from $417,525 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

      Conversion expense increased to $541,182 for the three-month period ended November 30, 2003 and six-month period ended February 29, 2004 from $0 in the comparable periods in fiscal 2003. During the first quarter of fiscal 2004, the Company defaulted in the payment of its 6% convertible Notes Payable. The Company, as an incentive to convert, offered holders of the Convertible Notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes would be returned to the Company. This modified conversion rate represents a significant decrease from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

Preferred Declared and Deemed Dividends

      None.

INFLATION

      Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management, including our chief executive officer and principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 29, 2004, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

      None.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8K

      a) Exhibits. Description

          10.1     Form of Note Purchase Agreement issued January 8, 2004.

          10.2     Form of Note Purchase Agreement issued February 13, 2004.

          10.3     Form of Unit Purchase Agreement issued March 12, 2004.

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 14, 2004                  BESTNET COMMUNICATIONS CORP.


                                       By:  /s/  Robert A. Blanchard
                                          -------------------------------------
                                                 Robert A. Blanchard, President
                                                 and Chief Executive Officer


                                       By:  /s/  Michael A. Kramarz
                                          -------------------------------------
                                                 Michael A. Kramarz, Controller
                                                 Principal Accounting Officer