Form 10QSB
period 2004-05-31
BESTNET COMMUNICATIONS CORP
filed 2004-07-15
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended May 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                      to                    .
                                    --------------------    -------------------

                         Commission File Number 0-15482

                          BESTNET COMMUNICATIONS CORP.
         ---------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

As of July 8, 2004, there were 35,362,240 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]


================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS-- May 31, 2004(unaudited)
and August 31, 2003                                                            3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003                               4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003                                5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003                               6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003                                7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 8

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OPERATIONS OVERVIEW                                                           12

BUSINESS OF BESTNET AND SUBSIDIARIES                                          14

LIQUIDITY AND CAPITAL RESOURCES                                               20

CRITICAL ACCOUNTING POLICIES                                                  21

RESULTS OF OPERATIONS                                                         22

INFLATION                                                                     24

ITEM 3. Controls and Procedures                                               24

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     25

ITEM 2. Changes in Securities and Small Business Issuer
        Purchases of Securities                                               25

ITEM 3. Defaults upon Senior Securities                                       25

ITEM 4. Submission of Matters to a Vote of Security Holders                   25

ITEM 5. Other Information                                                     25

ITEM 6. Exhibits and Reports on Form 8-K                                      25



                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                               BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               May 31,       August 31,
                              ASSETS                                            2004            2003
                              ------                                            ----            ----
                                                                             (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                                $     66,527    $    226,559
   Accounts receivable, less allowance of
      $1,630 and $1,368                                                           85,908          74,360
   Prepaid expenses and other current assets                                      46,813          49,080
                                                                            ------------    ------------
      Total current assets                                                       199,248         349,999

Property and equipment, net of accumulated
   depreciation of $3,622,578 and $3,142,251                                     484,945         909,713
License fee, net of accumulated amortization
   of $6,348,950, and $5,312,368                                               3,325,818       4,362,400
Deposits and other assets                                                         53,709          97,038
                                                                            ------------    ------------

          Total assets                                                      $  4,063,720    $  5,719,150
                                                                            ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                               $      4,550    $      5,614
   Convertible notes payable, net of discount of $117,407 and                    158,814         589,752
                                                                                            $     75,248
   Note payable to related parties                                               160,000            --
   Convertible note payable to related party, net of discount of                  10,835            --
$15,164 and $0
   Accounts payable and accrued expenses                                         264,897         290,535
   Deferred revenue                                                               11,013          15,734
                                                                            ------------    ------------
      Total current liabilities                                                  610,109         901,635

Long-Term Liabilities:
   Capital lease obligations, long-term portion                                    4,343           7,331
                                                                            ------------    ------------
      Total long-term liabilities                                                  4,343           7,331
                                                                            ------------    ------------

          Total liabilities                                                      614,452         908,966
                                                                            ------------    ------------

Commitments and contingencies                                                       --              --

                       STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   3,763,593 and 3,563,593 shares issued and outstanding at May 31, 2004
   and August 31, 2003, respectively                                               3,763           3,563
Common stock, par value $.001 per share; 100,000,000 shares authorized;
   32,577,415 issued and 30,677,415 outstanding at May 31, 2004; and
   29,948,104 shares issued and 28,048,104 shares outstanding
   at August 31, 2003                                                             32,577          29,948
Additional paid-in capital                                                    35,742,175      34,273,690
Accumulated deficit                                                          (31,627,434)    (28,585,017)
Common stock subscribed, underlying common shares of 2,101,865 and 0             210,187            --
                                                                            ------------    ------------


                                                                               4,361,268       5,722,184
Less treasury stock, 1,900,000 common shares, at cost                           (912,000)       (912,000)
                                                                            ------------    ------------

          Total stockholders' equity                                           3,449,268       4,810,184
                                                                            ------------    ------------

          Total liabilities and stockholders' equity                        $  4,063,720    $  5,719,150
                                                                            ============    ============

                  See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003



                                                         2004            2003
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)

Revenues                                             $    557,322    $    387,769
                                                     ------------    ------------

Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                348,478         346,181
   General and administrative expenses                    259,703         371,855
   Depreciation and amortization                          506,058         556,562
                                                     ------------    ------------
          Total expenses                                1,114,239       1,274,598
                                                     ------------    ------------

          Loss from operations                           (556,917)       (886,829)
                                                     ------------    ------------

Other income (expense):
   Interest income                                              2           1,876
   Interest and finance charges                          (213,266)       (308,724)
   Other income (expense)                                  (3,292)         (2,073)
                                                     ------------    ------------

          Total other expense                            (216,556)       (308,921)
                                                     ------------    ------------

          Loss from operations                       $   (773,473)   $ (1,195,750)
                                                     ------------    ------------

Preferred stock dividends                                  15,245         265,006
                                                     ------------    ------------

Loss available to common stockholders'               $   (788,718)   $ (1,460,756)
                                                     ------------    ============

Loss per common share, basic and diluted             $       (.03)   $       (.06)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   30,937,984      26,103,580
                                                     ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

                                                         2004              2003
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)
Revenues                                             $  1,654,826    $  1,008,428
                                                     ------------    ------------

Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)              1,089,569         913,975
   General and administrative expenses                  1,012,128       1,550,206
   Depreciation and amortization                        1,516,909       1,670,781
                                                     ------------    ------------
          Total expenses                                3,618,606       4,134,962
                                                     ------------    ------------

          Loss from operations                         (1,963,780)     (3,126,534)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            387           3,486
   Interest and finance charges                          (519,054)       (726,250)
   Preferred stock conversion penalty                        --           (17,847)
   Conversion expense (See Note 5)                       (541,182)           --
   Other income (expense)                                  (3,543)         (1,609)
                                                     ------------    ------------

          Total other expense                          (1,063,392)       (742,220)
                                                     ------------    ------------

          Loss from operations                         (3,027,172)     (3,868,755)
                                                     ------------    ------------

Preferred stock dividends                                  15,245         265,006
                                                     ------------    ------------

Loss available to common stockholders'               $ (3,042,417)   $ (4,133,760)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.10)   $       (.19)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   30,579,882      21,332,028
                                                     ============    ============

     See accompanying notes to condensed consolidated financial statements.

                               BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003


                                                                                 2004           2003
                                                                                 ----           ----
                                                                               (UNAUDITED)   (UNAUDITED)
Operating activities:
   Loss from operations                                                       $  (773,473)   $(1,195,750)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                  506,058        555,562
   Non-cash transactions-interest expenses                                        189,254        298,002
   Changes in assets and liabilities:
      Accounts receivable                                                          (3,678)       (13,274)
      Prepaid expenses and other current assets                                    25,387         40,425
      Deposits and other assets                                                      --          (18,733)
      Accounts payable and accrued expenses                                        (4,861)        35,672
      Deferred revenue                                                             (4,916)         1,468
                                                                              -----------    -----------

          Net cash used in operating activities                                   (66,229)      (296,628)
                                                                              -----------    -----------

Investing activities:
   Purchase of property and equipment                                             (18,841)       (42,008)
                                                                              -----------    -----------

          Net cash used in investing activities                                   (18,841)       (42,008)
                                                                              -----------    -----------

Financing activities:
   Proceeds from issuance of notes payable                                        100,000           --
   Repayment of notes payable                                                     (28,588)       (21,425)
   Increase in capital lease payable                                                 --           15,704
   Principal payments on capital lease obligation                                  (1,135)        (1,361)
   Proceeds from sale of units                                                     60,000        816,620
                                                                              -----------    -----------

          Net cash provided by financing activities                               130,277        809,538
                                                                              -----------    -----------

          Net increase (decrease) in cash                                          45,207        470,902

Cash and cash equivalents, beginning of period                                     21,320        136,522
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $    66,527    $   607,424
                                                                              ===========    ===========

                  See accompanying notes to condensed consolidated financial statements.

                               BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003


                                                                                 2004           2003
                                                                                 ----           ----
                                                                               (UNAUDITED)   (UNAUDITED)
Operating activities:
   Loss from operations                                                       $(3,027,172)   $(3,868,755)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                1,516,909      1,670,781
   Non-cash transactions-interest and conversion expenses                       1,094,598        695,797
   Changes in assets and liabilities:
      Accounts receivable                                                         (11,548)         8,969
      Prepaid expenses and other current assets                                    78,459         18,588
      Deposits and other assets                                                    43,329          3,060
      Accounts payable and accrued expenses                                       (12,805)       120,883
      Deferred revenue                                                             (4,721)          (780)
                                                                              -----------    -----------

          Net cash used in operating activities                                  (322,951)    (1,351,457)
                                                                              -----------    -----------

Investing activities:
   Purchase of property and equipment                                             (55,559)       (89,891)
   Cash received for certificate of deposit                                          --           22,773
                                                                              -----------    -----------

          Net cash used in investing activities                                   (55,559)       (67,118)
                                                                              -----------    -----------

Financing activities:
   Proceeds from  notes payable                                                   235,000        871,250
   Repayment of notes payable                                                     (72,470)       (56,250)
   Increase in capital lease payable                                                 --           15,704
   Principal payments on capital lease obligation                                  (4,052)        (1,361)
   Proceeds from sale of units                                                     60,000        816,620
   Proceeds from exercise of stock options                                           --           28,252
                                                                              -----------    -----------

          Net cash provided by financing activities                               218,478      1,674,215
                                                                              -----------    -----------

          Net increase (decrease) in cash                                        (160,032)       255,640

Cash and cash equivalents, beginning of period                                    226,559        351,784
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $    66,527    $   607,424
                                                                              ===========    ===========


                  See accompanying notes to condensed consolidated financial statements.

Non-cash interest and financing activities
   Financed insurance policy with note payable                                $    68,000
                                                                              ===========

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

     Operating results for the three and nine month periods ended May 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004.

     The condensed consolidated financial statements include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Interpretel, Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us", or "ours"). All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 -- PER SHARE DATA

     Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations, for the three and nine month periods ended May 31, 2004 include current shares outstanding and those included in the Unit offering completed on March 30, 2003 and March 12, 2004 (See note 4).

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     The Company is in the business of providing communication solutions to its customers using the network infrastructure, proprietary technology and applications it owns and licenses from a third party. Softalk, Inc. ("Softalk"), is a privately-owned Ontario, Canada corporation, who is a significant shareholder of the Company and owns the patented methodology currently used in certain of our solutions. We have an exclusive license to Softalk's patented methodology for commercial accounts.

     Our legal proceedings against Softalk, Inc. have ended as a result of a settlement agreement signed on October 9, 2003. Final execution of all releases occurred on December 3, 2003. All claims by BestNet, and subsequent counter claims by Softalk, have been released and terminated on a without cost basis. The financial effects of this settlement are reflected in the Financial Statements and Supplementary Data of our annual report on Form 10-KSB for the fiscal year ended August 31, 2003.

     On March 26, 2004, we received a notice of termination of the settlement agreement and License Agreement from Softalk, which notice alleges a breach of the confidentiality provision of the License Agreement, breach of Article 12.3 change of control and breach of minutes of settlement. Following discussion with Softalk's counsel, Softalk agreed to stay its termination indefinitely, pending conclusion of settlement discussions with Softalk. Our legal counsel believes these grounds of termination cannot be substantiated.

NOTE 4 -- UNIT OFFERING

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors, resulting in gross proceeds to the Company of approximately $917,000. In conjunction with this offering, the Company incurred approximately $104,000 in costs directly associated with the private placement. The Company issued an aggregate of 3,055,399 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock at a conversion price of $0.10 (or $0.20 for each Series A Convertible Preferred share converted into two common shares). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

     The Company has accounted for this transaction as though the securities underlying the Units have been issued. Accordingly, the accompanying financial statements reflect the issuance of 9,166,197 shares of common stock, 3,055,399 shares of Series A Preferred Stock and an increase in additional paid-in capital to reflect the warrants issued in conjunction with the Unit offering. The Company allocated approximately $556,000 of the Unit purchase price to the common stock, approximately $265,000 to the Series A Preferred Stock and approximately $96,000 to the warrants. This allocation is based on the relative fair values of the various securities underlying the Units.

     In February 2003, the Company also issued $150,000 in aggregate principal of Senior Secured Notes that, along with any unpaid accrued interest, are convertible to Units at a conversion rate of $.30 per Unit. During fiscal 2003, the Senior Secured Notes and unpaid accrued interest of approximately $2,000 were converted to 508,194 Units. As discussed in the preceding paragraph, the underlying securities related to the Units are reflected in the financial statements. Accordingly, the accompanying financial statements reflect the issuance of 1,524,582 shares of common stock, 508,194 shares of Series A Preferred Stock and an increase in additional paid-in capital to reflect the warrants issued in conjunction with the conversion of the Senior Secured Notes into Units. The Company allocated approximately $92,000 to the common stock, approximately $44,000 to the Series A Preferred Stock and approximately $16,000 to the warrants. This allocation is based on the relative fair values of the various securities underlying the Units.

     On March 12, 2004, the Company entered into a Unit Purchase Agreement with an accredited investor, resulting in proceeds to the Company of $60,000. In conjunction with this offering, the Company incurred approximately $3,000 in costs directly associated with the private placement. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30. Each Unit consists of the same underlying securities described above. The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors.

NOTE 5 -- NOTES PAYABLE

Convertible Notes Payable

     On September 26, 2002, the Company entered into a Note and Warrant Purchase Agreement with several accredited investors. This convertible debt financing, which was completed on October 30, 2002, resulting in gross proceeds to the Company of $665,000. The convertible notes have a term of 1-year and bear interest at a rate of 6% per annum. The principal amount outstanding under each convertible note, together with accrued interest is convertible into shares of common stock of the Company at the election of the holder at a conversion price equal to one share of common stock for each $1.00 of principal and interest converted. In addition, a warrant to purchase one additional share of the Company's common stock at a per share exercise price of $1.50 was issued for each $2.00 invested.

     During the first quarter of fiscal 2004, the 6% convertible notes came due. As an incentive to convert, accredited investors were offered a new conversion proposal. Under the terms of this proposal, the Note would be convertible into the Company's common stock at a conversion price of $.15 per share. In addition, the warrants associated with this Note and Warrant Purchase Agreement would be cancelled. On or before November 30, 2003, four investors elected to convert their principal and accrued interest into common stock. The principal of

$220,000 and accrued interest of approximately $2,600 was converted into 1,484,311 shares of common stock. In conjunction with this induced conversion, $541,182 was recorded as conversion expense and is presented in the other income and expense section of the accompanying condensed consolidated statement of operations.

     Also during the first quarter of fiscal 2004, the maturity date of the remaining $445,000 in aggregate principal amount of Convertible Promissory Notes, was extended for one year. Such Notes now bear interest at a rate of 8% per annum and are convertible into the Company's common stock at a conversion rate of $.10 per common share. The beneficial conversion feature associated with the note extensions resulted in an additional discount to the notes of $445,000, which is being amortized over the lives of the extended notes.

     Effective May 19, 2004, an investor holding $200,000 in aggregate principal of notes issued by the Company, plus accrued interest of $10,187, elected to convert the note into 2,101,865 common shares. These shares were issued in June 2004 and the amount is currently included in common stock subscribed.

     As of May 31, 2004, the unamortized discount related to the above extended notes was $87,079. Interest is accrued monthly. As of May 31, 2004, $13,045 of interest was accrued to the investors and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

     During the third quarter of fiscal 2004, investors holding $25,000 in aggregate principal of the Convertible Promissory Notes elected to convert 10% of their notes into common stock. The $2,500 in aggregate principal was converted into 25,000 shares of common stock resulting in a remaining aggregate principal amount of $22,500.

Bridge Financing

     On April 15, 2004, the Company entered into a Note Purchase Agreement with an accredited investor, resulting in proceeds to the Company of $40,000. The promissory note has a term of two months and bears interest at a rate of 8% per annum. Interest is payable monthly on this note. As of the date of this filing, the note holder has agreed to extend the maturity date of the note by 60 days until August 15, 2004.

     On May 3, 2004, the Company entered into a Note Purchase Agreement with an accredited investor, resulting in proceeds to the Company of $60,000. The promissory note has a term of one year and bears an interest rate of 10% per annum. Interest is payable monthly on this note.

Note Payable

     On September 17, 2003, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.20% per annum and is due in eight monthly installments of $8,731, including principal and interest, beginning on October 17, 2003. As of May 31, 2004, the principal balance of the note is $0.

     On December 30, 2003, the Company entered into a note payable agreement to finance $8,192 of liability and workers compensation insurance premiums. The note bears interest at a rate of 10.75% per annum and is due in nine monthly installments of $951, including principal and interest, beginning on January 21, 2004. As of May 31, 2004, the principal balance of the note is $3,722.


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

     Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income
(loss) and net income (loss) per share would have been as follows:


                                                               Nine Months Ended May 31,        Three Months Ended May 31,
                                                                     2004 and 2003                    2004 and 2004
                                                                   2004            2003             2004            2003
                                                                   ----            ----             ----            ----
Net Loss available to common stockholders' as reported        $(3,042,417)    $(4,133,760)     $  (788,718)    $(1,460,756)
Pro forma compensation expense for stock options                 (521,496)       (560,882)        (139,158)       (164,297)
                                                              -----------     -----------      -----------     -----------
Pro forma net loss available to common stockholders'          $(3,563,913)    $(4,694,642)     $  (927,876)    $(1,625,053)
                                                              ===========     ===========      ===========     ===========
Net loss per share as reported
                                                              $      (.10)    $      (.19)     $      (.03)    $      (.06)
                                                              ===========     ===========      ===========     ===========

Pro forma loss per share available to common stockholders     $      (.12)    $      (.22)     $      (.03)    $      (.08)
                                                              ===========     ===========      ===========     ===========
Weighted average number of shares outstanding, basic and
diluted                                                        30,579,882      21,332,028       30,937,984      26,103,580
                                                              ===========     ===========      ===========     ===========


NOTE 8  -- SUBSEQUENT EVENTS

     During June 2004, the holders of $220,500 in aggregate principal amount, plus accrued interest, of 8% Convertible Promissory Notes have expressed their intent to convert their notes into common stock. Approximately 2,580,000 shares of common stock will be issued in connection with this conversion.

     During June 2004, the Company's board of directors conditionally approved the splitting of Units previously issued by the Company into the securities underlying such Units. Each holders' right to split the units into the underlying securities is contingent upon the conversion of the underlying shares of Series A Convertible Preferred Stock into common stock on or prior to August
10, 2004. An aggregate of 8,027,186 shares of common stock are issuable upon conversion of the shares of Series A Convertible Preferred Stock. The Company will receive gross proceeds of approximately $802,000, assuming all of the shares of Series A Convertible Preferred Stock are converted into shares of common stock.

     On July 14, 2004, the Company has accepted the resignation of its President and CEO, Robert A. Blanchard effective July 15, 2004. The Company's board of directors has elected Richard Bourke, its current Chairman of the Board, as interim CEO. On JUly 14, 2004 the Company entered into a severance agreement with Robert A. Blanchard, the Company's former President and Chief Executive
Officer. This agreement is effective July 15, 2004. In consideration for Mr.
Blanchard's resignation from the Company, Mr. Blanchard will be paid $9,000 per month for a period of two months. Mr. Blanchard was also granted 36,000 shares of the Company's common stock to be issued on July 15, 2004 from the Company's
2000 Stock Incentive Plan. The Company will also pay Mr. Blanchard's health insurance through October 15, 2004. Mr. Blanchard has agreed to be a member of the Company's Board of Directors through October 15, 2004.


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

                                       11

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

OPERATIONS OVERVIEW


     Revenues for the three-month period ended May 31, 2004 increased by 44% over the comparable period in fiscal 2003. More significantly, the Company decreased its cash used in current operations by 78%, over the comparable period in fiscal 2003. Revenues for the nine-month period ended May 31, 2004 increased by 64% over the comparable period in fiscal 2003. The Company decreased its cash used in current operations by 76%, over the comparable period in fiscal 2003. Revenue growth was seen in both long distance and conference calling services. In addition, we have derived revenue from the sale of private labeled websites used by channel partners who are marketing our suite of services globally. The Company continues to work aggressively to grow revenue in conjunction with reducing operating cash consumption.

     Cost of revenues decreased 27%, as a percent of revenues, for the three-month period ended May 31, 2004, as compared to the same period in fiscal 2003. The decrease in this percentage was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. In addition, we have implemented measures to continue to reduce merchant fees. Performance of our own network maintenance and management continues to have a positive effect on our costs. For the three-month period ended May 31, 2004, gross profit margin increased to 37% as compared to 11% for the same period in fiscal 2003. We believe we can maintain a gross profit margin in excess of 30% while concentrating on our revenue growth.

     Cost of revenues decreased 25%, as a percent of revenues, for the nine-month period ended May 31, 2004, as compared to the same period in fiscal 2003. The decrease in this percentage was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. In addition, we have implemented measures to continue to reduce merchant fees. Performance of our own network maintenance and management continues to have a positive effect on our costs. For the nine-month period ended May 31, 2004, gross profit margin increased to 34% as compared to 9% for the same period in fiscal 2003. We believe we can maintain a gross profit margin in excess of 30% while concentrating on our revenue growth.

     General and administrative costs decreased by 30% for the three-month period ended May 31, 2004, as compared to the same period in fiscal 2003. General and administrative costs decreased by 35% for the nine-month period ended May 31, 2004, as compared to the same period in fiscal 2003. We continue to focus our efforts on reducing the monthly amount of cash consumed by current operations, while still investing to grow our business.

     Depreciation and amortization expenses decreased to $506,058 for the three-month period ended May 31, 2004, from $556,562 for the comparable period in fiscal 2003. Depreciation and amortization expenses decreased to $1,516,909 for the nine-month period ended May 31, 2004, from $1,670,781 for the comparable period in fiscal 2003. This decrease was due to some assets becoming fully depreciated during the fiscal year ended August 31, 2003.

     Interest income decreased to $2 for the three-month period ended May 31, 2004, from $1,876 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

     Interest income decreased to $387 for the nine-month period ended May 31, 2004, from $3,486 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

     Interest and finance charges decreased to $213,266 for the three-month period ended May 31, 2004, from $308,724 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

     Interest and finance charges decreased to $519,054 for the nine-month period ended May 31, 2004, from $726,250 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

     Conversion expense increased to $541,182 for the nine-month period ended May 31, 2004 from $0 in the comparable period in fiscal 2003. During the first quarter of fiscal 2004, payment on amounts due under the Company's 6% convertible notes went into default. The Company, as an incentive to convert, offered holders of the convertible notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the convertible notes would be cancelled and returned to the Company. This modified conversion rate represents a significant decline from the $1.00 per share original conversion rate that was provided for in the original convertible note agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining convertible notes payable have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes Payable, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

     Third quarter 2004 loss per common share, basic and diluted, decreased to $(.03) from $(.06) in the third quarter 2003, with 30,937,984 and 26,103,580 common shares outstanding, respectively.

BUSINESS OF BESTNET AND SUBSIDIARIES

COMPANY OVERVIEW

     BestNet is a facilities-based, global communication solutions provider. The Company's patented, proprietary technology uses widely available Internet and text messaging network access to control, enable and manage voice communications over the Public Switched Telecommunication Network (PSTN). BestNet's primary business consists of product development, marketing, sales, sub-licensing, customer service and billing organization for patented, packet-based communication software applications that control, manage and enable global communication services. We are presently focusing substantially all of our financial and other resources on marketing and developing communication applications to individual clients and selected companies with international locations and/or clients worldwide. As of the date of this Report, we have approximately 23,000 clients, making calls from 180 countries and geographic regions and calling to 222 countries and geographic regions.

     We are marketing our patented and proprietary communication applications, technologies and services to corporate and residential clients worldwide. Our flagship product, Bestnetcall, is the industry's first patented (phone-to-phone) Internet-enabled long distance service, which combines global Internet access and the PSTN via our website located at www.Bestnetcall.com. This service was first made available to the public on April 17, 2000 and is marketed under the brand name "Bestnetcall." In fiscal 2003, the Company introduced the following two additional and distinctive product offerings: ClicktoPhoneTM and SMS Call (Short Message System).

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

     In February 2004, we completed the successful beta testing and launch of our new website, as well as our new corporate identity. This latest addition to BestNet's offering is made possible by our GlobalplexTM technology platform. Our new website includes the following next generation features: new product demo, hang-up button, customizable billing search date and detail download, easier navigation, expanded help section and easy to use SMS Calling. In addition, we intend to add multiple languages to our website over time, such as Spanish, French and German.

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

     The methodology upon which our Bestnetcall service is based is subject to a license agreement with Softalk, Inc., an Ontario, Canada-based technology company. We entered into this licensing arrangement in April 1999 and later amended and restated that agreement in October 1999. Under the terms of our license agreement with Softalk, we were granted exclusive global rights to distribute, market, service, sell, and sublicense Softalk's services and products to commercial accounts and on a worldwide non-exclusive basis to individual consumer accounts. In fiscal 2003, BestNet announced a new chapter in its history with the completion of the development, successful testing and implementation of its own next generation technology called GlobalPlex. GlobalPlex technology has been specifically developed and designed by BestNet to easily interface with current and future commercially standard communication applications and evolving technology such as Voice over Internet Protocol, also known as VoIP, and mobile solutions. GlobalPlex was also designed to easily interface with other networks as well. This new technology allows us greater scalability, customization and flexibility to serve our current and future customers.

     We own and operate telecommunication equipment and network infrastructure, in leased facilities located in Toronto, Ontario and New York, New York, including high-capacity switches, web servers, data base servers, calling servers and security systems. In addition, we make use of specialized software for data management, billing and customer service requirements.

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

     BestNet desktopCALL - Desktop Application

     BestNet also has a desktopCall application that can be downloaded from our website. Calls can then be launched from the desktop application instead of from a web browser. This feature is particularly useful for clients with slow Internet connections, with a single dial-up line, corporate customers, and those clients behind firewalls. Calls are launched in a similar manner to our web product. All calls are still charged to the same account and on-line billing information may also be viewed. Calls can also be launched directly from Microsoft Outlook using an Outlook add-in and desktopCall.

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

     ClicktoPhone - Interactive Marketing Tool

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

     o Direct Mail and E-mail Solicitations - We send solicitation materials to pre-qualified potential users of our BestNet services. These materials refer or link the potential user to WWW.BESTNETCALL.COM or WWW.CLICKTOPHONE.COM to facilitate activation of our BestNet services. Recipients are invited to use the service or request more information. These direct mail or e-mail solicitations are launched on a continuous basis currently by in-house staff. All e-mail solicitations conform with the laws of the CAN-SPAM Act of 2003. Future direct mail initiatives may be launched using a combination of in-house resources and external resources.

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

     o Public Relations Activities - We have a corporate communications and public relations strategy in place for developing a comprehensive communications program. This communications program includes initiating appropriate news releases, feature print articles in industry and trade specific publications, local print media and editorial support. Our www.Bestnetcom.com website was redeveloped to facilitate direct communication with shareholders, customers and the public at large. Our WWW.BESTNETCOM.COM website is part of our overall public relations strategy.

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

     This hybrid approach to routing calls allows the universal access and cost advantages associated with VoIP transport, without any of the disadvantages. For this reason, business and mobile users in over 199 countries and geographic regions rely on BestNet to provide a simple, viable alternative to their existing long distance provider. BestNet provides its service without contracts or hidden charges. Our service easily integrates within any existing legacy or PBX system.

     BestNet's approach to the marketplace is based on:

     o    High quality, low cost value proposition
     o Reliability of communication - carrier-class network with full redundancy
     o Ease of operation - user adoption is simple and straight forward with no hardware or software purchase.
     o    Speed of communication - easy deployment within any environment
     o Quality of communication - interconnection with global Tier-1 carriers ensures highest standards
     o Flexible solution - operation with legacy systems, fixed or mobile phones, broadband or dial-up connectivity
     o    Capital requirement - investment by users is not required

     We use the Internet and text messaging network to enable, control and manage PSTN calls accessed from our central offices in New York and Toronto. Accordingly, our technology allows us to bring the best wholesale long distance rates, which are in the U.S., to users anywhere in the world. We can offer access to global markets including direct access to North American business and consumer markets to any carrier worldwide wishing to connect to our switches in the U.S. and Canada.

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

     The growth and universal acceptance of the Internet and mobile technology is creating new opportunities for BestNet, where its core technology can be leveraged in unique and creative ways. BestNet is a highly efficient interface, linking traditional circuit switched networks, PSTN, with the global access of the Internet and text messaging network. BestNet's goal is to make access to its long distance and conference network as transparent as possible, using a wide variety of interfaces and devices. For enterprise markets, this could include integration into CRM applications, company Intranet's, websites, PBX systems and IP devices. For personal users, the BestNet application can be easily integrated into Internet appliances, PDA's, and mobile devices, using technology such as WAP, SMS or instant messaging as a conduit to BestNet's network.

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

     We plan to introduce a variety of new services and product enhancements - all based on the core technology platform of GlobalPlex. These new services and products include the following:

     o Conferencing - The conferencing sector represents one of the strongest growth segments within the communications arena. Conferencing is in the middle of a growth cycle, due to declining costs, the emergence of innovative technologies and fundamental shifts in the economy that are causing permanent changes in the way business is conducted. The international market is growing faster than the North American market, given the immaturity of these conferencing markets. With infrastructure costs already in place, growth in conference calling offers BestNet substantial opportunity to improve gross margins on added revenue. As a result of customer feedback, BestNet intends to enhance the functionality of its service. Some of these new functionalities, including the addition of dial-in capability (800 or toll), call recording, operator services and other collaborative applications; have moved from the development phase to beta testing with key existing clients. This is a break through from our existing Internet-centric business model and will be launched in fourth quarter fiscal 2004.

     o Mobile Access - BestNet's product development strategy includes specializing in value-added mobile applications. These applications will include PDA Call, Email Call and newly developed SMS Call. The SMS market is one the largest, fastest growing and most dynamic in the world. This is a break through from previous business models for BestNet, as all other applications require Internet connectivity. SMS calling only requires a cell phone with text messaging or SMS ability. SMS Call users can launch calls from anywhere to anywhere with a short command from their SMS-enabled mobile phone. In addition, users can also launch and join conference calls with SMS Call. Mobile phones are already pervasive in all major developed economies and in an increasing number of developing ones as well. The mobile Internet is a powerful enabling technology that will make possible new services and applications. BestNet is considering installing SMS Gateways in strategic locations worldwide to reduce international text messaging costs.

     o IP Telephony - According to The Insight Research Corporation, over the next five years, VoIP technologies will garner an increasing share of the world's telecommunications services revenue. From a $13 billion in 2002, VoIP-based services are predicted to grow to just under $197 billion by 2007. This is a large and fast growing market opportunity and will require a number of products and applications that are designed for specific market segments. We are uniquely positioned to develop IP voice applications to take advantage of converged networks. We will continue to monitor deregulation and opening of markets worldwide to evaluate our positioning in this growth segment. GlobalPlex was specifically built to encompass flexible voice applications and services. Our applications are accessible to everyone with Internet access, including those customers using narrow band or dial-up connections, without the need for additional hardware or software or special phones.

     o Application Program Interface (API) -BestNet is currently developing an industry standard application interface. This API will allow customers to incorporate our suite of communications applications into their business. BestNet's channel partners can add all or pick and choose between our international WebCall, Conference Calling and ClicktoPhone applications to their existing products. The API can be customized, and the products can be private labeled giving our channel partners real-time billing, high quality, low cost global voice capabilities. Targeted applications will include CRM, database software providers, other common applications and legacy or proprietary systems. Integration will also be possible in search engines, portals and vertical e-commerce industries. BestNet is in the final phase of beta testing with existing channel partners, and will make the API a major focus of its strategy for the beginning of Fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2004, the Company had cash of $66,527. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2004, TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2003.

Revenues

     Revenues increased to $557,322 for the three-month period ended May 31, 2004, compared to $387,769 for the comparable period in fiscal 2003. Current period revenues were derived from customer usage of our Bestnetcall services including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

     Revenues increased to $1,654,826 for the nine-month period ended May 31, 2004, compared to $1,008,428 for the comparable period in fiscal 2003. Current period revenues were derived from customer usage of our Bestnetcall services including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

Cost of Revenues

     Cost of revenues increased to $348,478 for the three-month period ended May 31, 2004, from $346,181 for the comparable period in fiscal 2003. The increase in cost of revenues was directly related to increased usage of our network. We are taking further steps to maintain a contribution margin of at least 30%.

     Cost of revenues increased to $1,089,569 for the nine-month period ended May 31, 2004, from $913,975 for the comparable period in fiscal 2003. The increase in cost of revenues occurred for the same reasons discussed above.

General and Administrative Expenses

     General and administrative expenses decreased to $259,703 for the three-month period ended May 31, 2004, from $371,855 for the comparable period in fiscal 2003. Legal and professional fees decreased to ($11,209) for the three-month period ended May 31, 2004, from $71,823 for the comparable period in fiscal 2003, reflecting our completion of arbitration proceedings with Softalk. The negative legal expense also reflects the 2nd quarter accrual reversal. Accounting fees increased to $7,055 for the three-month period ended May 31, 2004, from $4,917 for the comparable period in fiscal 2003, due principally to additional review requirements associated with the filing of our quarterly reports on Form 10-QSB with the SEC. Internet and operations expense decreased to $5,980 for the three-month period ended May 31, 2004, from $11,712 for the comparable period in fiscal 2003, due principally from the cost savings of our new web hosting contract. Payroll expenses decreased to $126,385 for the three-month period ended May 31, 2004, from $190,878 for the comparable period in fiscal 2003, due principally to the resignation of our Chief Financial Officer.

     General and administrative expenses decreased to $1,012,128 for the nine-month period ended May 31, 2004, from $1,550,206 for the comparable period in fiscal 2003. Payroll and related expenses decreased to $512,081 for the nine-month period ended May 31, 2004, from $623,065 for the comparable period in fiscal 2003 reflecting our select reduction in payroll expense. Legal and professional fees decreased to $7,529 for the nine-month period ended May 31, 2004, from $402,521 for the comparable period in fiscal 2003, reflecting our completion of arbitration proceedings with Softalk and fewer registration statements filed with the SEC. Sales and commodity taxes decreased to $15,846 for the nine-month period ended May 31, 2004, from $28,765 for the comparable period in fiscal 2003 due to the voluntary disclosure of taxes during the first quarter of fiscal 2003. Consulting expense decreased to $0 for the nine-month period ended May 31, 2004, from $75,288 for the comparable period in fiscal 2003 due principally to the elimination of consulting payments and warrant issuances during the nine-month period ended May 31, 2004. Outside services expense increased to $82,677 for the nine-month period ended May 31, 2004, from $73,683 for the comparable period in fiscal 2003, due to increased network support. Internet and operations expense decreased to $23,120 for the nine-month period ended May 31, 2004, from $71,013 for the comparable period in fiscal 2003, due principally from the cost savings of our new web hosting contract.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased to $506,058 for the three-month period ended May 31, 2004, from $556,562 for the comparable period in fiscal 2003. This decrease was due to certain assets becoming fully depreciated during the fiscal year ended August 31, 2003.

     Depreciation and amortization expenses decreased to $1,516,909 for the nine-month period ended May 31, 2004, from $1,670,781 for the comparable period in fiscal 2003. This decrease occurred for the same reason described in the preceding paragraph.

Interest Income

     Interest income decreased to $2 for the three-month period ended May 31, 2004, from $1,876 for the comparable period in fiscal 2003 due primarily to a smaller average cash balance in the Company's money market account.

     Interest income decreased to $387 for the nine-month period ended May 31, 2004, from $3,486 for the comparable period in fiscal 2003 for the same reason above.

Interest and Finance Charges and Conversion Expenses

     Interest and finance charges decreased to $213,266 for the three-month period ended May 31, 2004, from $308,724 for the comparable period in fiscal 2003. The Interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its various financing transactions.

     Interest and finance charges decreased to $519,054 for the nine-month period ended May 31, 2004, from $726,250 for the comparable period in fiscal 2003. The Interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible and beneficial conversion feature notes in connection with its various financing transactions.

     Conversion expense increased to $541,182 for the three-month period ended November 30, 2003 and nine-month period ended February 29, 2004 from $0 in the comparable periods in fiscal 2003. During the first quarter of fiscal 2004, the Company defaulted in the payment of its 6% convertible notes payable, which matured during October 2004. The Company, as an incentive to convert, offered holders of such convertible notes a reduced conversion price of $0.15 per share, conditioned upon the termination of all outstanding warrants issued in conjunction with the convertible notes. This amended conversion rate represents a significant decrease from the original conversion rate that was provided for in the original convertible note agreements. Of the $665,000 principal amount outstanding, holders of $220,000 in aggregate principal amount of 6% convertible notes elected to convert their notes, at the new conversion rate. The Company recognized a conversion expense of $541,182 related to these conversions. Holders of the remaining convertible notes have agreed to extend the maturity date of such notes for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended convertible notes, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

Preferred Declared and Deemed Dividends

     On March 12, 2004, the Company entered into a Unit Purchase Agreement with an accredited investor y, resulting in gross proceeds to the Company of $60,000. In conjunction with this offering, the Company incurred approximately $3,000 in costs directly associated with the private placement. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30 under this private placement. Each Unit consists of the following underlying securities:
(a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. As a result of the beneficial conversion feature associated with the Series A Preferred Stock, the Company recorded a deemed dividend in the amount of approximately $15,000, which is reflected in the Statement of Operations as a preferred stock dividend.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.



ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and principal accounting officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2004, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the period reports filed or submitted under the Securities Exchange Act of 1034, as amended, is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms. Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

     During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to material affect our internal control over financial reporting.

         PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     Our legal proceedings against Softalk, Inc. have ended as a result of a settlement agreement signed on October 9, 2003. Final execution of all releases occurred on December 3, 2003. All claims by BestNet, and subsequent counter claims by Softalk, have been released and terminated on a without cost basis. The financial effects of this settlement are reflected in the Financial Statements and Supplementary Data of our annual report on Form 10-KSB for the fiscal year ended August 31, 2003.

     On March 26, 2004 we received a notice of termination of the settlement agreement and License Agreement from Softalk, which notice alleges a breach of the confidentiality provision of the License Agreement, breach of Article 12.3 change of control and breach of minutes of settlement. Following discussion with Softalk's counsel, Softalk agreed to stay its termination indefinitely, pending conclusion of settlement discussions with Softalk. Our legal counsel believes these grounds of termination cannot be substantiated.


ITEM 2. Changes in Securities

     On April 15, 2004, the Company entered into a Note Purchase Agreement with an accredited investor, resulting in proceeds to the Company of $40,000. The promissory note has a term of two months and bears interest at a rate of 8% per annum. Interest is payable monthly on this note. As of the date of this filing, the note holder has agreed to extend the maturity date of the note by 60 days until August 15, 2004.

     On May 3, 2004, the Company entered into a Note Purchase Agreement with an accredited investor, resulting in proceeds to the Company of $60,000. The promissory note has a term of one year and bears an interest rate of 10% per annum. Interest is payable monthly on this note.

     The funds received from these two issuances will be used primarily to fund the Company's working capital requirements. The securities issued in these two private placements were issued in reliance on the exemption provided under
Section 4(2) of the Securities Act of 1933, as amended and Regulation D thereunder.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8K

     a) Exhibits.                       Description

        10.1        Form of Note Purchase Agreement issued April 15, 2004.

        10.2        Form of Note Purchase Agreement issued May 3, 2004.

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) The Company filed a Current Report on Form 8-K on April 19, 2004 announcing the Company's earnings.

     c)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 15, 2004                       BESTNET COMMUNICATIONS CORP.


                                           By:  /s/  Robert A. Blanchard
                                              ---------------------------------
                                                     Robert A. Blanchard,
                                                     President and
                                                     Chief Executive Officer


                                           By:  /s/  Michael A. Kramarz
                                              ---------------------------------
                                                     Michael A. Kramarz,
                                                     Controller and Principal
                                                     Accounting Officer