Form 10KSB
period 2004-08-31
BESTNET COMMUNICATIONS CORP
filed 2004-12-14
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the fiscal year ended August 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the transition period from            to           .
                                   ----------    ----------

                         Commission File Number: 0-15482

                          BESTNET COMMUNICATIONS CORP.
                  --------------------------------------------
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

                                 (616) 977-9933
               --------------------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2004: $2,162,856.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of December 6, 2004 was approximately $7,630,267 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of December 6, 204 was 41,244,686.

                       Documents Incorporated By Reference

                                      None


================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1        Description of Business..........................................1
Item 2        Description of Property..........................................6
Item 3        Legal Proceedings................................................6
Item 4        Submission of Matters to a Vote of Security Holders..............7

                                     PART II

Item 5        Market for Common Equity and Related Stockholder Matters.........7
Item 6        Management's Discussion and Analysis or Plan of Operation.......11
Item 7        Financial Statements and Supplementary Data.....................18
Item 8        Changes In and Disagreements With Accountant on Accounting
                and Financial Disclosure......................................19
Item 8A       Controls and Procedures.........................................19
Item 8B       Other Information...............................................19

                                    PART III

Item 9        Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act....19
Item 10       Executive Compensation..........................................22
Item 11       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters....................25
Item 12       Certain Relationships and Related Transactions..................26

                                     PART IV

Item 13       Exhibits, Lists and Reports on Form 8-K.........................28
Item 14       Principal Accountant Fees and Services..........................30

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

     The statements in this Annual Report that are not descriptions of historical facts may be forward-looking statements. Those statements involve substantial risks and uncertainties. You can identify those statements by the fact that they contain words such as "anticipate", "believe", "estimate", "expect", "intend", "project" or other terms of similar meaning. Those statements reflect management's current beliefs, but are based on numerous assumptions, which we cannot control and that may not develop as we expect. Consequently, actual results may differ materially from those projected in the forward-looking statements. Among the factors that could cause actual results to differ materially are: uncertainty of financial estimates and projections, the competitive environment for Internet telephony, our limited operating history, changes of rates of all related telecommunications services, the level and rate of customer acceptance of new products and services, legislation that may affect the Internet telephony industry, rapid technological changes, and the risks, uncertainties and other matters discussed below under "CAUTION" and elsewhere in this Annual Report on Form 10-KSB and in other periodic reports filed with the U.S. Securities and Exchange Commission.

     All references to "we," "our," "us," "BestNet" or the "Company" refer to BestNet Communications Corp., and its predecessors and subsidiaries.
     Bestnetcall and, ClicktoPhone are registered trademarks of BestNet Communications Corp. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners

CAUTION

     Anyone considering an investment in our company should read this report carefully, noting the descriptions of the various risks and uncertainties involved in our business, including but not limited to the following:

     o    We have never been profitable;

     o Many competitors, a number of whom have greater size and financial resources than we do;

     o There is downward pressure on prices we may charge our customers because there is intense competition and relative ease of entry in our industry;

     o Our technology is subject to a license from the patent holder and that license may be terminated under certain circumstances (described below). The patent holder (licensor) has alleged that we have breached the terms of the license and has demanded that the license be terminated. This issue is to be determined through arbitration proceedings in Toronto, Canada. Although we intend to contest the matter vigorously and to assert counterclaims, the outcome of any litigation cannot be predicted with any certainty and we are unable at this date to estimate the possible costs of the arbitration proceedings;

     o Our Board of Directors has concluded that the value of the Softalk License, which historically been shown as an intangible asset on our balance sheet, has been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     o Our cash on hand and cash likely to be obtained from operations is not sufficient to permit us to remain in business for more than two or three months and our ability to continue to conduct our business as it is now being conducted is dependent on our ability to raise additional financing;

     o We have been dependent on obtaining operating capital from private investors, including some of the present members of our Board of Directors. There are no existing agreements for or assured sources of additional financing nor is there any assurance of success in that regard; and

     o Although we are exploring the possibility of entering into a new line of business, there is no assurance that we will be able to obtain the necessary financing to do so or, if we are that any new line of business will be successful.

GENERAL

     We were formed in 1995 as a New Jersey corporation, under the name "Wavetech, Inc.", through the merger of two predecessor corporations. We changed our corporate domicile to Nevada in December 1997, by merging into a Nevada corporation named, "Interpretel International, Inc." and subsequently changed our name to, "Wavetech International, Inc." Our business at the time was to develop and market software for customized telephone calling card services. In 1999 we changed our business to take advantage of technological advances making it possible to provide improved telephone services through the use of the Internet. Since then, our business has been to apply Internet technology to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers at prices lower than those generally available from conventional telephone companies. In 2000, reflecting that business change, we changed our name to "BestNet Communications Corp".

     The Internet technology we use is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. The patent will expire in 2021. See ITEM 3, "LEGAL PROCEEDINGS", below, for a description of disputes between us and Softalk.

     We have never achieved a positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. In October 2003, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations. Success in these efforts and plans will depend on our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other assets that may be required. See "CUSTOMERS AND MARKETING" below in this section and "Management's Discussion and Analysis",
Item 6 of this Report.

NEW FIELD OF BUSINESS

     As an alternative method of realizing value for our shareholders, we are exploring whether to enter a new field of business by seeking to participate in the bio-tech industry. We are in the process of establishing a new subsidiary for this purpose. Although we are engaged in informal discussions about possible opportunities in this field, we have made no decisions and have entered into no agreements with respect to any particular venture. We consider this a high risk business but one in which the potential rewards for success can be substantial. Our ability to enter the new business will be dependent on our ability to obtain sufficient financing for the purpose and there is no assurance of any success in this regard.

SERVICES

     Generally, we apply the rights granted to us under the Softalk License to connect telephone users directly to ordinary worldwide telephone circuits (called the "Public Switched Telephone Network" or "PSTN") operated by "wholesalers", who are generally large, well known telecommunications companies. Customers initiate long distance calls on our system by dialing a specified number on their telephone instruments or accessing a specified Internet location through a browser, desktop application, personal digital assistant (PDA), email, or cellular text messaging. In accordance with our procedures, information identifying them as our customers and their method of payment, we then connect the customer to the person or people they wish to dial. We also provide a service whereby our customers can, at their expense, establish a similar method for receiving incoming calls from others whom they permit to use the system.

     The connections are made through hardware and network equipment we maintain on leased premises at co-location facilities which connect us to our wholesalers in Toronto, Ontario, Canada and at New York, New York. This system enables telephone users to place regular, point-to-point, calls as well as conference calls anywhere in the world.

     The Softalk License grants us the right to use and sell the following services based on the Softalk patent:

      "WebCall" is a method whereby the customer accesses our website through his or her own computer and initiates a call by placing a request for a call between his or her own telephone and a specified destination, or receiver, to be established by our switch on the PSTN. The destination or receiving telephone site can also include ships at sea, off shore oil rigs or other sites reached via satellite transmission. This is the basic technology that supports all of our services.

     "WebConferencecall" is a method whereby the customer utilizes "Web Call" to place conference calls.

     "DesktopCall" is a method for initiating calls through the customer's computer by means of a downloaded, desktop application and therefore without using the customer's web browser.

     "PdaCall" enables the customer to place calls through our system using a mobile, wireless device.

     "Callme" enables the customer to permit other persons (friends, relatives, etc.) to use our system to place a call to the customer at the customer's expense. A variation of this service, called, "ClicktoPhone" permits an unlimited number of calls.

     The Softalk License is exclusive as to commercial customers and non-exclusive as to individual customers. Approximately 80% of our revenue is derived from individual customers and 20% from commercial customers "Commercial" customers are defined in the Softalk License as corporations (with one or more shareholders), limited liability companies, partnerships, associations or other entities or organizations, but do not include any such organization using the technology as charitable gift from Softalk.

     We offer two additional services, developed by us that we believe are not subject to the Softalk License:

     "SMSCall", a method of initiating calls through mobile telephones, via a text message, without the use of the Internet, and

     "DialCall", a method of initiating calls, by dialing a specified North American toll free number, without the use of the Internet. A variation permits a party to join in a conference call already in progress by dialing into a specified North American toll free number.

     We also developed and apply a program called "Application Program Interface" or "API", which permits an independent distributor or agent to offer our services under its own name but which in fact connects its customer to our system.

     The concept underlying our business is that we are able to charge customers less for long distance calls than would be charged by conventional telephone companies. Since both halves of call are inbound, we are able to pass along wholesale long distance rates to our customers

     We are in the process of applying for a United States patent on a technological improvement that reduces the amount of information that needs to be entered by customers who can transmit text messages through such devices as cellular telephones. When applied, this improvement is expected to reduce the time and expense involved in placing and processing the call. There is no assurance that a patent will be issued or that if issued, such a patent will be upheld. Furthermore, our legal right to use this improvement if the Softalk License is terminated is uncertain. The patent on the licensed Softalk technology will expire in October 2021.

     We have plans, subject to the availability of the necessary funding, to develop an alternative personal computer based method (called "Voice over Internet Protocol" or "VoIP") for placing calls and to be able to use VoIP wholesale carriers. If this development were successful, it would be outside, and therefore not limited by, the scope of the Softalk License.

     We expended approximately $79,000 for product development during our fiscal year ended August 31, 2003 ("fiscal 2003") and approximately $73,000 during the fiscal year ended August 31, 2004 ("fiscal 2004") which we capitalized as internally developed software. During the 2004 fiscal year our development efforts included the development of the "API" and "DialCall" programs described above, enhancing various features of our system and improving our website. We are engaged in a number of research and development efforts to improve and enhance our existing services and to develop new ones, including VoIP, which, if successful, will enable us to offer services with greater efficiency and at lower prices. All of our research and development efforts are subject to our ability to obtain sufficient funding. See "Management's Discussion and Analysis", Item 6 of this Report.

     We do not know whether or not Softalk has licensed others to use its patented technology for services to individual customers or, if it has, whether any other licensee is actually using it.

     The License originally provided for our payment of "commissions" or royalties to Softalk, but subsequent amendments eliminated further payments to Softalk by us, except that if we sue infringers of the patent and collect money damages from any of them, we would be obligated to pay to Softalk 25% of the amounts received after first deducting the costs and expenses of litigation, including attorney fees.

     We may lose our rights under the Softalk License under the following circumstances:

     1. If Softalk reasonably determines that we have failed to maintain a specified quality of service as to the Softalk Products, Softalk may terminate the License if we have not remedied the failure to Softalk's satisfaction within sixty days of Softalk's notice to us of the alleged failure.

     2. If we fail to comply in any material respect with any term or condition of the License Agreement, and such failure to comply is not corrected within a thirty-day notice period.

     3. If we become bankrupt or insolvent, make an assignment for the benefit of our creditors or if a receiver is appointed for our assets or business.

     4. If we have a change of control Softalk shall have the right to terminate the License upon sixty days written notice. For purposes of this provision, there is a "change of control" if:

          a. Any person is or becomes the beneficial owner (as such terms are defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) directly or indirectly, of our securities representing fifty-one percent (51%) or more of the combined voting power of our then outstanding securities, other than (i) an employee benefit plan established or maintained by us or a subsidiary of ours, or (ii) any person who owned such quantity of securities as of the original date of the Softalk License, or

          b. Our stockholders approve of (i) a merger or consolidation of our company with or into another corporation (other than a merger or consolidation in which at least a majority of the directors of the surviving or resulting corporation immediately after the transaction have been our directors, (ii) a sale or disposition of all or substantially all of our assets, or (iii) a plan of liquidation or dissolution of our company, or

          c. The individuals who constituted our Board of Directors as of the date of the License, or persons approved by a vote of at least 80% of the other directors (other than a person or persons elected to the Board in an actual or threatened election contest) cease for any reason to constitute at least 80% of the Board. The present Board was elected in October 2003 as the result of such an election contest.

     We may not assign our rights under the Softalk License and that provision of the License, as well as the default provisions summarized above, would prevent us from selling our present business to any other party or hinder us in entering into any other business combination, even if to do so might be in the best interests of our shareholders. If we were to lose our rights under the License, we could no longer continue to offer our present services to new customers although we could continue with our present customers.

     As previously reported, Softalk has alleged that we are in default under the License. We do not believe that any event of default has occurred and have denied the allegation. We have had a number of discussions with Softalk in an effort to resolve the matter. As of the date of this Report, Softalk has demanded arbitration of the issues as provided in the Softalk License. If the dispute is not resolved, we intend to assert counterclaims as described under "LEGAL PROCEEDINGS", Item 3 of this Report, below.

CUSTOMERS AND MARKETING

     Approximately 12,000 customers have open accounts with us that permit them to place calls through our system. Of these, approximately 8,300 customers actually used our system during the last fiscal year. Approximately 90% of these customers are individuals, contributing approximately 80% of our revenue, and the remaining 10% are business entities, contributing approximately 20% of our revenue. Less than 3% of calls placed through our system originate and terminate

(intrastate and interstate calls) within the United States. During the 2004 fiscal year, calls originated from approximately 183 countries and terminated in (that is, are placed to) approximately 221 countries. The most frequently used telephone routes (amounting to approximately 70% of our revenue) are in the Americas, including the Caribbean area. Prior to the September Caribbean hurricanes, approximately 28% of our revenue is normally derived from the Cayman Islands in the Caribbean. The recent hurricanes in the Caribbean area disrupted telephone communications and caused our revenue to decline by approximately 21% beginning during the second week of September 2004. Although we are beginning to regain that revenue, we cannot predict whether or when it will be completely restored or whether such a natural or other disaster will occur in the future.

     Generally, there is a trend to increasing use of the Internet to place telephone calls. However, increased worldwide usage and technological improvements have brought additional competition to the market and this has resulted in a downward pressure on prices that we and our competitors are able to charge our customers. This, in turn, adversely affects profits margins in our industry. We plan to counter this trend and generate a positive cash flow by attempting to increase the volume of our business without a significant increase in overhead expense. We have plans, subject to the availability of the necessary funding, to develop an alternative personal computer based method (usually called "VoIP") for placing calls and to be able to use VoIP wholesale carriers.

     Our new marketing plan is directed at increasing the volume of calls placed through our system, thereby increasing revenue relative to overhead expense and achieving a positive cash flow. Under this plan we have improved our website and begun a search engine optimization effort or "SEO". The SEO involves engaging a consultant and placing key words within our website that will assure that when members of the public search on the internet for discount telephone providers, a link to our "BestNet" service will appear at or near the top of the resulting list. In addition, members of our management, including some of our Directors, are engaged in an effort to increase the number of "agents" selling our services. Agents use their private labeled websites to solicit customers, thus connecting their customers to our system. Some agents maintain websites that have a link to our website, thereby directing customers to us. Other agents contract to provide call services to their customers but fulfill their obligations by connecting their customers to our system. We pay both types of agent a commission based on the amount of revenue they produce for us. As of the date of this Report, there are ten agents who, in the aggregate, presently generate approximately 14% of our revenue. These agents are located in Brazil, Peru, Mexico, Germany, Spain, Australia, South Africa, United States and Lebanon.

COMPETITION

     Our industry is characterized by intense competition among numerous participants. There is a relative ease of entry into this industry because of factors such as surplus capacity and rapid technological advancements that have increased the alternatives that are available to users and put downward pressure on prices. Competitors include calling card providers, teleconferencing providers, dial-around services and Internet calling companies. They range from large, well-established telephone companies to new start-ups. The larger competitors have well-standing customer bases, and financial and marketing resources substantially greater than ours.

     Our possible use of VoIP technology, even if successful, would also face wide competition.

     We have been able to remain in this business because, in contrast to some of our competitors, our technology does not require customers to purchase any special equipment or software and because in certain markets our prices to our customers are generally not higher than those charged by others. Furthermore, we have been able to date to fund our operating losses by obtaining investment capital from private investors, including present members of our Board of Directors. Our continued ability to compete will depend on our ability to continue to raise investment capital until we are able to achieve positive cash flow and on our ability to apply the additional capital to expand our customer base and to maintain our ability to compete from a technical point of view.

OPERATIONS

     Technical. We connect our customers to telephone lines by the use of hardware and network switching equipment. We maintain that equipment in Toronto and in New York City on the premises of co-locations facilities that connect us to the worldwide telephone circuits. When a customer initiates a call, he or she connects to our web server, located in Grand Rapids, Michigan, which is connected to our customer database and then to our PSTN switches. One of these two switches (in Toronto or New York) places the calls through to the wholesale circuits. Technical operations are conducted at our location in Toronto, Canada, by a group of four contractors under the direction of our Chief Operating

Officer, who is located there. That group monitors the system to assure continuous uninterrupted operations and quality control, maintains an anti-virus effort to prevent willful interference with our system, assists in customer support, and also carries out our research, development and implementation efforts, including continuous enhancements and improvements to our system.

     Administrative and Financial. Our administrative and financial functions and customer service operations are performed at our Grand Rapids, Michigan, office, where we have four employees including our Chief Financial Officer. Our President works from his home in Scottsdale, Arizona, traveling to Toronto and Grand Rapids as deemed advisable.

     We collect approximately 90% of our revenue by charging customer credit cards. Some larger accounts are invoiced on a monthly basis. Credit losses have not been significant.

     Wholesaler Agreements. Our customers use telephone lines that are owned by various telecommunications companies with whom we have wholesale services agreements. Under these wholesale agreements, we receive the right to use certain telephone lines and circuits around the world and in turn pay those wholesalers, a fee (usually per minute of usage) determined from time to time by the wholesaler. The rates charged by the wholesalers are typically lower than those charged by conventional telephone companies. The wholesale agreements provide for continuous, monthly renewals unless the Company or the wholesaler gives at least thirty (30) days notice of termination. The Company believes that if its wholesale agreements were to be terminated, that there are numerous telecommunications companies to provide similar services at comparable rates.

GOVERNMENT REGULATION


     Our industry is generally subject to federal, state, provincial and local regulation. In the United States, the Federal Communications Commission (FCC) exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. Internationally and within the United States, we operate under a Section 214 License issued to us by the FCC. We operate in Canada under a Class "A" Operating License issued to us by the Canadian Radio-television and Telecommunications Commission (CRTC). Currently we believe these licenses are sufficient for the services we provide. We continue to monitor changes in regulations and plan to fully comply in areas we operate around the world.


ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate headquarters are located on leased office space at 5075 Cascade Road SE, Suite A, Grand Rapids, Michigan 49546, at a monthly rent of $4,635 under a lease that is due to expire in October, 2007. We are currently seeking to sub-lease a portion of this space. We lease additional space at 3145 Prairie St. SW, Grandville, Michigan 49418, for our web servers at a monthly rent of $1,105 under a lease, due to expire on February 28, 2006.

     Our Toronto operations are located at leased office and industrial space at 151 Front Street West, Toronto, Ontario, Canada, M5J 2N1, where a significant portion of our telecommunications equipment is also located, under a lease that provides for monthly rent of $2,238 and is due to expire on January 7, 2005. We also maintain switching equipment in leased space at 151 Front Street West, Toronto, Ontario, Canada, M5J 2N1. The lease provides for monthly rent of $1,435 and expires on September 1, 2005. This lease is automatically renewable each year for a one-year term.

     We also maintain switching equipment at leased space at 60 Hudson Street, New York, NY. The monthly rent is $3,800 under a lease due to expire on August 1, 2005 but which is automatically renewable each year for a one-year term.


ITEM 3.  LEGAL PROCEEDINGS

     The arbitration proceedings with Softalk that we have previously reported was compromised and settled by an agreement made on October 9, 2003 and made final on December 3, 2003. Pursuant to that agreement:

          o We released our claim against Softalk for a loan repayment in the amount of $1,589,768.21 plus $211,048 in interest that had accrued on that amount

          o We paid over to Softalk $27,709 for royalties that had accrued under the Softalk License and Softalk released us from all obligations to pay royalties thereafter;

          o We released our claim against Softalk for rights to the source code for the licensed technology and our rights to any future communications software developed by Softalk;

          o We agreed to release all rights to the SMS calling program developed by Softalk;

          o    Softalk released us from a claim in the amount of $481,465;

          o Warrants for the purchase of 5,276,753 shares of our common stock were returned to us by Softalk. Warrants for 3,276,753 shares were exercisable at $3.25 per share; warrants for 1,000,000 shares were exercisable at $5.00 and warrants for an additional 1,000,000 shares were exercisable at $10.00;

          o 1,900,000 shares of our common stock held by Softalk, were returned to us as treasury stock at a time when the bid and ask prices on the OTC BULLETIN BOARD were $.26 and $.29 respectively.; and

          o Softalk agreed that 1,900,000 additional shares of our common stock that it continued to hold would be sold at a rate no greater than 100,000 shares per month over a period of 19 months from the settlement date, with the right to carry over to future periods any unsold portion of such 100,000 shares per month.

     We believe that as of December 6, 2004, Softalk had sold 1,400,000 shares in the market. We understand that Softalk wishes to sell its remaining 500,000 shares at the rate of 100,000 shares per month, subject to our prior written consent, as is provided in the settlement agreement described above.

     On March 26, 2004, we received a notice from Softalk alleging a breach of the confidentiality and change of control provisions of the Softalk License and of that portion of the settlement agreement (described above) providing for the release for sale of BestNet Communications common shares held by Softalk, and stating that Softalk wished to terminate the License and demanding arbitration of the issues. After discussions between respective counsel for the parties, it was agreed to stay all proceedings pending further negotiations. After consultation with counsel, we do not believe that we are in default under the Softalk License or the settlement agreement. we have advised Softalk, however, that we believe that Softalk is in breach of the Softalk License in that it is competing with us for commercial customers notwithstanding that the Softalk License grants us exclusive rights in that market. In view of the disputes between the parties, we delayed the release of the 100,000 shares for sale during November, but have now released them.

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License. We intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock

     The Company's common stock was quoted on the NASDAQ Small Cap Market until May 4, 1999, and then on the OTC Bulletin Board from June 28, 1999 to the present. The high and low bid prices of the Company's common stock as reported from September 1, 2000 through August 31, 2004 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows.

                                                     High      Low
                                                     ----      ---
            FISCAL YEAR ENDED:
            August 31, 2000
            First Quarter                            4.25      1.47
            Second Quarter                          10.25      4.13
            Third Quarter                            9.50      5.00
            Fourth Quarter                           7.25      3.81

            FISCAL YEAR ENDED:
            August 31, 2001
            First Quarter                            6.13       .88
            Second Quarter                           3.38       .56
            Third Quarter                            3.60       .55
            Fourth Quarter                           4.40      2.05

            FISCAL YEAR ENDED:
            August 31, 2002
            First Quarter                            3.00      1.55
            Second Quarter                           1.56       .65
            Third Quarter                            1.58       .35
            Fourth Quarter                           2.50       .71

            FISCAL YEAR ENDED:
            August 31, 2003
            First Quarter                            1.59       .71
            Second Quarter                            .72       .34
            Third Quarter                             .41       .24
            Fourth Quarter                            .61       .26

            FISCAL YEAR ENDED:
            August 31, 2004
            First Quarter                             .65       .27
            Second Quarter                            .40       .18
            Third Quarter                             .32       .15
            Fourth Quarter                            .28       .15

     The bid and asked prices of our common stock on December 6, 2004, were $.18 and $.19, respectively.

     Units

     On August 26, 2003, the Company's Units began trading on the "Pink Sheets" under the symbol BESCU.PK. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The high and low bid prices of the Company's Units as reported from August 26, 2003 by fiscal quarters (i.e., 1st Quarter = September 1 through November 30) were as follows.

                                                     High      Low
                                                     ----      ---
            FISCAL YEAR ENDED:
            August 31, 2003
            First Quarter                            N/A       N/A
            Second Quarter                           N/A       N/A
            Third Quarter                            N/A       N/A
            Fourth Quarter                           1.50       .51

            FISCAL YEAR ENDED:
            August 31, 2004
            First Quarter                            1.85      1.20
            Second Quarter                           1.20       .97
            Third Quarter                            1.15       .80
            Fourth Quarter                           1.10       .55

     The bid and ask prices of our units on December 6, 2004 were $.80 and $.80, respectively.

     Warrants

     On October 1, 2004, the Company's Warrants began trading on the "Pink Sheets" under the symbol BESCW.PK. Each three-year Warrant entitles the holder, at any time on any business day during the three-year period ending on March 31, 2006, to purchase from the Company one share of common stock, $.001 par value, of the Company at an exercise price of $.30 per share.

            August 31, 2004
            First Quarter                           --         --
            Second Quarter                          --         --
            Third Quarter                           --         --
            Fourth Quarter                          --         --

     The bid and ask prices of our Warrants on December 6, 2004 were $.10 and $.10, respectively.

     Holders

     As of December 6, 2004, the Company had 173 shareholders of record of its common stock. As of December 6, 2004, 1,702 beneficial owners of our common stock held them in the names of various broker-dealers. As of December 6, 2004, the Company had two Unit holders of record. As of December 6, 2004, the Company had 87 beneficial owners of Units held them in the names of various brokers.

     Dividends

     The Company has never declared any cash dividends on common stock and currently plans to retain future earnings, if any, for business growth. The Company has not declared any dividends on its Series A Preferred Stock.

      Recent Sales of Unregistered Securities

     On January 8, 2004, we obtained $75,000 from the sale and issuance of Convertible Notes to two accredited investors, one of which was a trust whose beneficiaries are our President, Stanley L. Schloz, and his wife. The Notes have a one-year term and bear interest at a rate of 10% per annum. Interest is accrued monthly. The principal amount of and accrued interest under each Note are convertible into Units of the Company at the election of the holder at a conversion price equal to one Unit for each $0.30 of principal and interest converted. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. We agreed to register with the SEC for resale the shares of common stock underlying the Units that are issuable upon conversion of the Note. On July 8, 2004, one of the investors, Mr. Schloz, through his trust, converted $25,000 of principal plus $1,270 of accrued interest under the Convertible Note into 87,565 Units.

     On February 13, 2004, we obtained $60,000 as the gross proceeds of a promissory note issued to an accredited investor, Mr. Anthony Silverman, who is a director of the Company. The Note has a one-year term and bears interest at a rate of 10% per annum. Interest is payable quarterly on this note.

     On March 12, 2004, we received approximately $60,000 from the sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors,

Messrs Anthony Silverman and Richard Bourke. Each Unit consists of: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for a payment $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). We agreed to register with the SEC for resale the shares of common stock underlying the Units that are issuable upon conversion of the Note. In August 2004, these Units were separated into the underlying securities.

     On April 15, 2004, we obtained $40,000 as the gross proceeds from the issuance of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. During July 2004, the due date of the Note was extended until September 15, 2004 and the note was paid in full during November 2004.

     On May 3, 2004, we obtained $60,000 as the gross proceeds of the sale of a promissory note issued to an accredited investor, Mr. Anthony Silverman, who is a director of the Company. The Note has a one-year term and bears interest at a rate of 10% per annum. Interest is payable monthly on this note.

     On July 15, 2004, we obtained $20,000 as the gross proceeds of the sale of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. This note, plus all accrued interest, was paid in full on July 31, 2004.

     The issuance of the Company's securities described in the paragraphs above were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 as set forth in Section 4(2) thereof.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our Consolidated Financial
Statements and notes appearing elsewhere in this report.

SELECTED FINANCIAL INFORMATION FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003

                                                     2004            2003           Change
                                                     ----            ----           ------
Revenues                                         $ 2,162,856     $ 1,471,358           47%
Cost of revenues                                   1,412,529       1,287,328           10%
General and administrative expenses                1,341,595       1,868,925          -28%
Depreciation and amortization                      2,023,554       2,231,383           -9%
Loss on impairment                                 2,980,290            --            100%
Interest Income                                          637           4,815          -87%
Interest and finance charges                         661,028         870,684          -24%
Preferred stock dividends                             15,245         265,006          -94%

Selected general and administrative expenses
     Payroll and related expenses                    638,269         794,337          -20%
     Internet and website expenses                    27,912          85,596          -67%
     Investor relations                               35,621          40,322          -12%
     Legal expense                                    20,745         326,027          -94%
     Rent                                            144,207         122,872           17%
     Service expenses                                107,185          94,554           13%

Loss from Operations                              (6,801,906)     (4,831,031)         -21%



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

                                       11

GENERAL DISCUSSION

     We apply Internet technology to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers at prices lower than those generally available from conventional telephone companies. The Internet technology we use is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to the use of that technology in specific applications. The patent will expire in 2021.

     Our business concept is to apply that technology to connect telephone users through telephone lines operated by "wholesalers". Our gross margins are generated because the price we charge to our customers is more than our cost to for access to the telephone lines.

     We have not at any time in our history achieved positive cash flow from operations because we have not yet generated enough business to cover our overhead costs. Beginning in October 2003, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to increase our volume of business and revenue and achieving positive cash flow from operations. Our ability to succeed in this effort will on our ability to obtain debt or equity financing and, if such financing is obtained, to apply it successfully in our existing business.

     Results of Operations

     The 47% increase in revenues from the fiscal year ended August 31, 2003 to the fiscal year ended August 31, 2004 resulted from an increase in the use of our services by customers. Substantially all of our revenue consists of payments made by our customers for our telephone call services. Approximately 12,000 customers have accounts with us and, of these, approximately 8,300 customers actually used our system. Approximately 90% of these customers are individuals, accounting for approximately 80% of revenue, and the remaining 10% are business entities, accounting for approximately 20% of revenue. Less than 3% of calls placed through our system originate and terminate (intrastate and interstate calls) within the United States. Typically, calls originate from approximately 183 countries and terminate in (that is, are placed to) approximately 221 countries. The most frequently used telephone routes are in the Americas, including the Caribbean area. No single customer accounts for more than 3% of our total revenue. Prior to the September Caribbean hurricanes, approximately 28% of our revenue is derived from the Cayman Islands in the Caribbean. The recent hurricanes that affected the Caribbean area disrupted telephone communications and caused our revenue to decline by approximately 21% from the second week of September 2004. Although we are beginning to regain that revenue, we cannot predict whether or when it will be completely restored or whether such a natural or other disaster will occur in the future. Our revenue usually declines during the month of December because of the effect of the holidays during that period.

     In the same period our cost of revenues increased by approximately 10% because of the added costs of servicing a larger volume. Our most significant costs of providing services include fees paid to wholesalers for telephone line access, connectivity to our wholesalers, "merchant fees" paid to credit card companies for processing customer payments, and sales commissions paid to agents.

     Our General and Administrative expenses decreased by 28%, primarily as the result of the following events that occurred during the same period: a 20% reduction in executive compensation because of a reduction in the number of executive personnel; a 67% reduction in website and internet operating expenses because of a price reduction accompanying a change in supplier; a 12% reduction in investor relations expense resulting from decreased activity; a 93% reduction in legal expenses due to the termination of the arbitration proceedings described above in ITEM 3, "LEGAL PROCEEDINGS"; and a 100% reduction in consulting fees as a result of the cancellation of all consulting contracts. Offsetting those reductions were a 17% increase in rental expense due to increased power costs and a 13% increase in service expense incurred in improvements to our network operations.

     Depreciation and Amortization Expenses

     The approximately 9% decrease in depreciation and amortization expenses from the 2003 fiscal year to the 2004 fiscal years resulted from the fact that certain assets had become fully depreciated during fiscal 2004. Amortization expense for the Softalk License was the same in both fiscal 2004 and fiscal 2003.

     Loss on Impairment

     Our Board of Directors has concluded that the value of the Softalk License, which historically been shown as an intangible asset on our balance sheet, has been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     Interest Income

     Interest income decreased by 86% from fiscal 2003 to fiscal 2004 because we had lower average cash balances in our money market account during fiscal 2004.

     Interest and Finance Charges

     We had outstanding convertible notes payable during both fiscal 2003 fiscal 2004. The conversion rate under those notes was advantageous to the holders and the value of that advantage was recorded as a discount to those notes. Those discounts were recorded as interest expense over the life of the notes. See Note 5 of Notes to Financial Statements including as Item 7 in this Report. Interest actually paid out decreased by approximately 55% from fiscal 2003 to fiscal 2004 because approximately $665,000 of the principal amount of the debt was either paid or converted into equity during the period. The overall 24% decrease in interest expense resulted from differences in the value of the conversion advantage as well as in the amount of interest actually paid out.

     Deemed Dividends on Series A Convertible Preferred Stock

     The Company has not declared any dividends on its Series A Preferred Stock, however, deemed dividends on the Series A Preferred Stock decreased to $15,245 for fiscal 2004 from $265,006 for fiscal 2003. The Company records deemed dividends when the allocated market value from the sale of multiple securities (Units) exceeds the gross proceeds of such offering. The market value allocated to the Series A Convertible Preferred Stock included in the Units is treated as a deemed dividend on such preferred stock. In fiscal 2003, we recorded a deemed dividend of $265,006 resulting from our Unit offering in March, 2003. In fiscal 2004, we recorded a deemed dividend of $15,245 resulting from an additional Unit sale in March, 2004.

     Treasury Stock

     The Company acquired 1,900,000 shares of treasury stock in December 2003, as a result of the settlement with Softalk (See ITEM 3. LEGAL PROCEEDINGS). There are no current plans to acquire additional treasury stock. As a result of our current plans, operating results of the company should not be affected by additional treasury stock acquisitions.

     Income Taxes

     At August 31, 2004, the Company had federal net operating loss carryforwards totaling approximately $30,600,000 and state net operating loss carryforwards of approximately $21,700,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2003. Additionally, the Company had capital loss carryforwards of approximately $216,000 that expired during fiscal 2004. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards has not occurred.

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


LIQUIDITY AND CAPITAL RESOURCES

     We have never achieved a positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. In October 2003, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations. Success in these efforts and plans, and even our ability to remain in business, will depend on our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other assets that may be required. Our auditors have qualified their opinion on our financial statements reflecting uncertainty as to our ability to continue in business.

     Our Board of Directors has concluded that the value of the Softalk License, which historically been shown as an intangible asset on our balance sheet, has been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

     In fiscal 2004, we raised $802,522 from the sale of debt and equity securities and the exercise of stock options, compared with $1,712,170 in fiscal 2003, through the following transactions.

     On January 8, 2004, we obtained $75,000 from the sale and issuance of Convertible Notes to two accredited investors, one of which was a trust whose beneficiaries are our President, Stanley L. Schloz, and his wife. The Notes have a one-year term and bear interest at a rate of 10% per annum. Interest is accrued monthly. The principal amount of and accrued interest under each Note are convertible into Units of the Company at the election of the holder at a conversion price equal to one Unit for each $0.30 of principal and interest converted. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. We agreed to register with the SEC for resale the shares of common stock underlying the Units that are issuable upon conversion of the Note. On July 8, 2004, one of the investors, Mr. Schloz, through his trust, converted $25,000 of principal plus $1,270 of accrued interest under the Convertible Note into 87,565 Units. REG

     On February 13, 2004, we obtained $60,000 as the gross proceeds of a promissory note issued to an accredited investor, Mr. Anthony Silverman, who is a director of the Company. The Note has a one-year term and bears interest at a rate of 10% per annum. Interest is payable quarterly on this note.

     On March 12, 2004, we received approximately $60,000 from the sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. Each Unit consists of: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for a payment $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). We agreed to register with the SEC for resale the shares of common stock underlying the Units that are issuable upon conversion of the Note. In August 2004, these Units were separated into the underlying securities.

     On April 15, 2004, we obtained $40,000 as the gross proceeds from the issuance of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. During July 2004, the due date of the Note was extended until September 15, 2004 and the note was paid in full during November 2004.

     On May 3, 2004, we obtained $60,000 as the gross proceeds of the sale of a promissory note issued to an accredited investor, Mr. Anthony Silverman, who is a director of the Company. The Note has a one-year term and bears interest at a rate of 10% per annum. Interest is payable monthly on this note.

     On July 15, 2004, we obtained $20,000 as the gross proceeds of the sale of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. This note, plus all accrued interest, was paid in full on July 31, 2004.

     During July-August 2004, our then outstanding Units were authorized to be separated into their underlying elements. Each Unit had originally consisted of: (a) three shares of out common stock; (b) one share of our Series A Convertible Preferred Stock, par value $.001; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of our common stock in exchange for an additional payment of $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). As a condition to the separation of the Units (the effect of which was to permit holders to trade in the constituent securities) each holder who elected to separate his or her Units, was required to convert the Series A Convertible Preferred Stock into common stock. A total of 2,437,614 Units were separated and as a result, 2,437,614 shares of Series A Convertible Preferred Stock were converted into common stock, which in turn resulted in our receiving aggregate gross proceeds of $487,522 from the payment of the conversion price. Consequently, 12,188,070 shares of our common stock (of which 7,312,842 were already outstanding as part of the Units) and 2,437,614 warrants to became available for separate trading.

     We believe that our cash on hand will cover operating expenses and pay our obligations for approximately two to three months. Achieving a positive cash flow from operations would require us to increase our monthly revenue by approximately 102% within that time period. Alternatively, we would have to obtain debt or equity financing of approximately $670,000 to continue our business as it is now conducted for one year. While it may be possible to increase revenue by combining our operations with a similar business, we would be impeded in doing so because under its terms we may not assign our rights under the Softalk License, although we may grant a sub-license with respect to commercial customers, from whom we generate only approximately 20% of our revenue. Although various possibilities for obtaining financing or effecting a business combination have been discussed, there are no agreements with any party to do so and there is no assurance that any discussions will lead to success in this regard. Any additional financing we may obtain may involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders.

     If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of the Company to continue as a going concern. Neither the SELECTED FINANCIAL INFORMATION, shown above, nor The FINANCIAL STATEMENTS included as Item 7 of this Report include any adjustments that may be necessary as a result of this uncertainty.

NEW FIELD OF BUSINESS

     We are exploring whether to seek to venture into a new field of business; bio-technology. That business is characterized by high risk with the possibility of high returns if successful. Such ventures usually require large amounts of capital and, if publicly traded, the prices of securities of such companies are often highly volatile. Although we have entered into discussions of various possible opportunities, we have made no decisions or entered into any agreements with respect thereto. There is no assurance that we will be able to raise sufficient capital for this purpose or that any venture in the field will be successful.


CODE OF ETHICS

    The company has adopted and attached in Section 10.14 of this Report its Code of Ethics consistent with disclosure required by section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                          Audited Financial Statements
                           Year Ended August 31, 2004

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

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders and Board of Directors of
BestNet Communications Corp.

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp. (the "Company") as of August 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BestNet Communications Corp. as of August 31, 2004, and the consolidated results of its operations, changes in stockholders' equity, and its cash flows for the years ended August 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of August 31, 2004 to fund the anticipated losses. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Semple & Cooper, LLP
-----------------------------
     Semple & Cooper, LLP

 December 9, 2004 Phoenix, AZ



                      BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     AUGUST 31, 2004



                                         ASSETS

Current assets:
  Cash and cash equivalents                                               $    405,299
  Accounts receivable, net of allowance of $9,606                               78,080
  Prepaid expenses and other current assets                                     38,407
                                                                          ------------

      Total current assets                                                     521,786

Property and equipment, net of accumulated depreciation
  of $3,783,695                                                                351,298
Deposits and other assets                                                       50,607
                                                                          ------------

      Total assets                                                        $    923,691
                                                                          ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations, current portion                              $      5,006
  Accounts payable and accrued expenses                                        239,934
  Convertible notes payable - net of discounts of $17,760                       36,499
  Notes payable - related parties                                              160,000
  Deferred revenue                                                              11,559
                                                                          ------------

    Total current liabilities                                                  452,998
                                                                          ------------

Long-term liabilities
   Capital lease obligation, long-term portion                                   2,721
                                                                          ------------

     Total long-term liabilities                                                 2,721
                                                                          ------------

     Total liabilities                                                         455,719
                                                                          ------------

Stockholders' equity:
  Preferred stock, par value $.001 per share;  10,000,000 shares
    authorized, 1,413,544 shares issued and outstanding                          1,413
  Common stock, par value $.001 per share; 100,000,000 shares
    authorized, 42,435,026 shares issued, 40,535,026 shares outstanding         42,435
  Additional paid-in capital                                                36,738,292
  Accumulated deficit                                                      (35,402,168)
                                                                          ------------

                                                                             1,379,972
  Less treasury stock, 1,900,000 common shares, at cost (See Note 8)          (912,000)
                                                                          ------------

      Total stockholders' equity                                               467,972
                                                                          ------------

      Total liabilities and stockholders' equity                          $    923,691
                                                                          ============

          See accompanying notes to consolidated financial statements.

                           BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003



                                                                        2004            2003
                                                                    ------------    ------------
Revenues                                                            $  2,162,856    $  1,471,358

Expenses:
  Cost of revenues (exclusive of depreciation and
    amortization shown separately below)                               1,412,529       1,287,328
                                                                    ------------    ------------

        Gross income                                                     750,327         184,030
                                                                    ------------    ------------
  General and administrative expenses                                  1,341,595       1,868,925
  Depreciation and amortization                                        2,023,554       2,231,383
  Loss on impairment (See Note 3)                                      2,980,290            --
                                                                    ------------    ------------

        Total operating expenses                                       6,345,439       4,100,308
                                                                    ------------    ------------
        Net loss from operations                                      (5,595,112)     (3,916,278)
                                                                    ------------    ------------
Other income (expense):
  Interest income                                                            637           4,815
  Interest and finance charges                                          (661,028)       (870,684)
  Conversion Expense                                                    (541,182)           --
  Preferred stock conversion penalty                                        --           (17,847)
  Loss on disposal of property and equipment                                --           (17,290)
  Loss on arbitration (See Note 8)                                          --           (12,965)
  Other                                                                   (5,221)           (782)
                                                                    ------------    ------------

        Total other income (expense)                                  (1,206,794)       (914,753)
                                                                    ------------    ------------
        Loss from operations                                          (6,801,906)     (4,831,031)
                                                                    ------------    ------------

Preferred stock dividends (See Note 6)                                    15,245         265,006
                                                                    ------------    ------------

Loss available to common shareholders                               $ (6,817,151)   $ (5,096,037)
                                                                    ============    ============

Loss per common share, basic and diluted                            $      (0.22)   $      (0.22)
                                                                    ============    ============


  Weighted average number of common shares outstanding, basic and
       diluted                                                        31,479,367      23,445,307
                                                                    ============    ============

                   See accompanying notes to consolidated financial statements.

                                             BESTNET COMMUNICATIONS CORP.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 (CONTINUED)



                                                 Preferred Stock
                                      Series C                      Series A                     Common Stock
                                Shares         Amount         Shares         Amount         Shares          Amount
                              ------------   ------------   ------------   ------------   ------------   ------------
Balances, August 31, 2002             --             --             --             --       16,530,005   $     16,530
Net loss                              --             --             --             --             --             --
Conversion of notes
payable
   into common stock                  --             --             --             --          750,000            750
Issuance of common stock
   subscribed                         --             --             --             --        1,866,842          1,867
Conversion penalties -
Series
   C Preferred Stock                  --             --             --             --           14,278             14
Warrants issued                       --             --             --             --             --             --
Beneficial conversion
feature
   of convertible notes               --             --             --             --             --             --
Common stock issued for
   services                           --             --             --             --           57,500             57
Conversion of bridge notes
   payable into Units                 --             --          500,000            500      1,500,000          1,500
Conversion of accrued
   interest into Units                --             --            8,194              8         24,582             25
Private placement of Unit
   offering                           --             --        3,055,399          3,055      9,166,197          9,166
Offering costs associated
with
   Unit private placement             --             --             --             --             --             --
Beneficial conversion
feature-
   Unit private placement             --             --             --             --             --             --
Treasury stock
acquisition -
   (Note 12)                          --             --             --             --             --             --
Stock options exercised               --             --             --             --           38,700             39
                              ------------   ------------   ------------   ------------   ------------   ------------
Balances, August 31, 2003             --             --        3,563,593   $      3,563     29,948,104   $     29,948
                              ============   ============   ============   ============   ============   ============

                                               BESTNET COMMUNICATIONS CORP.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 (CONTINUED)



                               Additional
                                Paid-in       Accumulated     Common Stock          Treasury Stock
                                Capital          Deficit       Subscribed        Shares         Amount         Total
                              ------------    ------------    ------------    ------------   ------------   ------------
Balances, August 31, 2002     $ 31,041,961    $(23,488,980)   $    884,764            --             --     $  8,454,275
Net loss                              --        (4,831,031)           --              --             --       (4,831,031)
Conversion of notes
payable
   into common stock               300,318            --              --              --             --          301,068
Issuance of common stock
   subscribed                      882,897            --          (884,764)           --             --             --
Conversion penalties -
Series
   C Preferred Stock                17,833            --              --              --             --           17,847
Warrants issued                    219,593            --              --              --             --          219,593
Beneficial conversion
feature
   of convertible notes            543,179            --              --              --             --          543,179
Common stock issued for
   services                         23,818            --              --              --             --           23,875
Conversion of bridge notes
   payable into Units              148,000            --              --              --             --          150,000
Conversion of accrued
   interest into Units               2,425            --              --              --             --            2,458
Private placement of Unit
   offering                        904,399            --              --              --             --          916,620
Offering costs associated
with
   Unit private placement         (103,951)           --              --              --             --         (103,951)
Beneficial conversion
feature-
   Unit private placement          265,006        (265,006)           --              --             --             --
Treasury stock
acquisition -
   (Note 12)                          --              --              --         1,900,000       (912,000)      (912,000)
Stock options exercised             28,212            --              --              --             --           28,251
                              ------------    ------------    ------------    ------------   ------------   ------------
Balances, August 31, 2003     $ 34,273,690    $(28,585,017)   $       --         1,900,000   $(912,000) $      4,810,184
                              ============    ============    ============    ============   ============   ============


                               See accompanying notes to consolidated financial statements.

                                                        F-4(Con't)




                                             BESTNET COMMUNICATIONS CORP.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 (CONTINUED)



                                                 Preferred Stock                                          Additional
                                     Series C                       Series A              Common Stock     Paid-in
                               Shares         Amount         Shares          Amount          Shares         Amount
                            ------------   ------------   ------------    ------------    ------------   ------------
Balances, August 31, 2003           --             --        3,563,593    $      3,563      29,948,104   $     29,948
Net loss                            --             --             --              --              --             --
Conversion of notes
payable
   into common stock                --             --             --              --         6,344,136          6,344
Conversion of notes
payable
   into units                       --             --           87,565              88         262,695            263
Warrants issued                     --             --             --              --              --             --
Stock options issued                --             --             --              --              --             --
Common stock issued for
   services                         --             --             --              --           404,863            405
Private placement of Unit
   offering                         --             --          200,000             200         600,000            600
Split and conversion  of
units                               --             --       (2,437,614)         (2,438)      4,875,228          4,875
Conversion expense from
   induced conversion of
notes payable                       --             --             --              --              --             --
Beneficial conversion
feature-
   Unit purchase                    --             --             --              --              --             --
Beneficial conversion
feature-
   Note extensions                  --             --             --              --              --             --
Beneficial conversion
feature-
   Bridge financing                 --             --             --              --              --             --
                            ------------   ------------   ------------    ------------    ------------   ------------
Balances, August 31, 2004           --             --        1,413,544    $      1,413      42,435,026   $     42,435
                            ============   ============   ============    ============    ============   ============

                                             BESTNET COMMUNICATIONS CORP.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 (CONTINUED)



                              Additional
                               Paid-in      Accumulated    Common Stock        Treasury Stock
                               Capital        Deficit       Subscribed       Shares         Amount        Total
                            ------------   ------------    ------------   ------------   ------------   ------------
Balances, August 31, 2003   $ 34,273,690   $(28,585,017)   $       --      1,900,000       (912,000)    $  4,810,184
Net loss                            --       (6,801,906)           --             --             --       (6,801,906)
Conversion of notes
payable
   into common stock             684,785           --              --             --             --          691,129
Conversion of notes
payable
   into units                     25,832           --              --             --             --           26,183
Warrants issued                   24,493           --              --             --             --           24,493
Stock options issued               6,485           --              --             --             --            6,485
Common stock issued for
   services                      102,208           --              --             --             --          102,613
Private placement of Unit
   offering                       59,200           --              --             --             --           60,000
Split and conversion  of
units                            485,172           --              --             --             --          487,609
Conversion expense from
   induced conversion of
notes payable                    541,182           --              --             --             --          541,182
Beneficial conversion
feature-
   Unit purchase                  15,245        (15,245)           --             --             --             --
Beneficial conversion
feature-
   Note extensions               445,000           --              --             --             --          445,000
Beneficial conversion
feature-
   Bridge financing               75,000           --              --             --             --           75,000
                            ------------   ------------    ------------   ------------   ------------   ------------
Balances, August 31, 2004   $ 36,738,292   $(35,402,168)   $       --        1,900,000      $(912,000)  $    467,962
                            ============   ============    ============   ============   ============   ============


                             See accompanying notes to consolidated financial statements.

                                                      F-5Con't)


                        BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003


                                                                   2004           2003
                                                                -----------    -----------
Operating activities:
  Loss from operations                                          $(6,801,906)   $(4,831,031)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                   2,023,553      2,231,383
  Loss on Impairment                                              2,980,290      2,231,383
  Loss on disposal of property and equipment                           --           17,290
  Non-cash transactions (See Note 10)                             1,256,846        842,611
  Changes in assets and liabilities:
     Accounts receivable                                             (3,720)        (1,516)
     Prepaid expenses and other current assets                       86,865         22,721
     Deposits and other assets                                       46,431        (21,450)
     Accounts payable and accrued expenses                          (24,472)        71,730
     Deferred revenue                                                (4,175)         2,327
                                                                -----------    -----------

         Net cash used in operating activities                     (440,288)    (1,665,935)
                                                                -----------    -----------

Investing activities:
  Purchase of property and equipment                                (83,028)      (135,224)
  Proceeds from maturity of a certificate of deposit                   --           22,773
                                                                -----------    -----------

         Net cash used in investing activities                      (83,028)      (112,451)
                                                                -----------    -----------

Financing activities:
  Proceeds from issuance of convertible notes payable               255,000        871,250
  Repayment of notes payable                                        (95,248)       (56,250)
  Principal payments on capital lease obligations                    (5,218)        (2,759)
  Proceeds from the sale of Units                                    60,000        812,669
  Proceeds from the splitting of the Units                          487,522           --
  Proceeds from the exercise of stock options                          --           28,251
                                                                -----------    -----------

         Net cash provided by financing activities                  702,056      1,653,161
                                                                -----------    -----------

         Net increase (decrease) in cash and cash equivalents       178,740       (125,225)

Cash and cash equivalents, beginning of year                    $   226,559    $   351,784
                                                                -----------    -----------

Cash and cash equivalents, end of year                          $   405,299    $   226,559
                                                                ===========    ===========

                See accompanying notes to consolidated financial statements.

Supplemental disclosure of cash flow information:

                                                 2004        2003
                                                 ----        ----
Cash paid during the year for:

Interest                                      $  14,614  $  32,145
Taxes                                         $   5,028  $     524


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     BestNet Communications Corp., a Nevada corporation, formerly Wavetech International, Inc., is currently actively pursuing the implementation of its business strategy to provide value creating communication solutions around the world. The Company has recorded net operating losses in each of the previous twelve years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the BestNet Communications Corp. and it's wholly owned subsidiaries, Interpretel, Inc., Interpretel Canada Inc., Telplex International Communications, Inc. and Bestnetravel, Inc, (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three (3) months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $9,600 at August 31, 2004. Accounts receivable are unsecured and do not include any finance charges.

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

LICENSE FEES

     Fees to license certain communications software are recorded at cost and amortized over the life of the underlying agreement. The Company evaluates the continuing carrying value of its licenses at each balance sheet date and records a write down if the carrying value has become impaired. An impairment is determined if the anticipated net cash flow attributed to the asset is less than the carrying value. The asset is then reduced to the net present value of the anticipated future cash flows related to the underlying license agreement. Specifically, in fiscal 2004, BestNet contracted with Stout Risius Ross, Inc., a consulting firm in the business of completing SFAS No. 144 impairment testing, among other services. Stout Risius Ross, Inc. tested the fair value of BestNet's license agreement with Softalk, Inc. No impairment was found. Our Board of Directors has concluded that the value of the Softalk License, which historically been shown as an intangible asset on our balance sheet, has been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.



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

CREDIT RISK AND CONCENTRATIONS

     The Company maintains the majority of its cash balances in bank accounts at a financial institution. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of August 31, 2004, the Company has approximately $413,000 of uninsured cash.

     Included in cost of revenues are costs incurred from Tier 1 and Tier 2 long distance carriers. The Company contracts with certain carriers based on price and quality for the services that they provide. The Company believes these services are readily available; however, the Company has had concentrations with several service providers in the past. For the years ended August 31, 2004 and 2003, the Company used several service providers that accounted for 55.5% and 80.8% of cost of revenues, respectively. The Company believes it has a venue to connect to other service providers.

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

STOCK-BASED COMPENSATION

     At August 31, 2004, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting
Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to
Employees," and related interpretations, as more fully described in Note 6. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based
Compensation," and SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

     Pro forma net loss and loss per share are as follows:

                                                                     Year Ended August 31
                                                                     --------------------
                                                                     2004           2003
                                                                 -----------    -----------
Net loss available to common stockholders, as reported           $(6,817,151)   $(5,096,037)
Pro forma compensation expense for stock options                    (610,901)      (491,702)
                                                                 -----------    -----------
Pro forma net loss available to common stockholders              $(7,428,053)   $(5,587,739)
                                                                 ===========    ===========
Pro forma loss per share available to common stockholders        $      (.24)   $      (.24)
                                                                 ===========    ===========


     The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.

                                      F-9

                                                   Year Ended August 31
                                                   --------------------
                                                 2004                2003
                                                 ----                ----
          Volatility                            58% to 84%       89% to 104%
          Risk free rate                             3.00%             5.60%
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

     A reconciliation of the net loss per common share is as follows:


                                             August 31, 2004   August 31, 2003
          Loss from operations               $        (0.22)   $        (0.21)
          Preferred stock dividends                   (0.00)            (0.01)
                                             --------------    --------------
          Net loss attributable to common
            shareholders                     $        (0.22)   $        (0.22)
                                             ==============    ==============

     The following is a summary of dilutive securities and the number of shares of common stock that the securities are convertible/exercisable into:

                                                        Underlying
                    Description                        Common Shares
                    -----------                        -------------
          Convertible preferred stock                    3,827,090
          Options                                        4,776,968
          Warrants                                       6,031,909
                                                       -------------

          Total dilutive securities                     17,402,331
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

SEGMENT INFORMATION

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has identified one continuing operating segment (communications); accordingly, these financial statements contain the results of only this segment.

RECLASSIFICATIONS

     Certain reclassifications have been made to conform fiscal 2003 information to the presentation of fiscal 2004 information. The reclassifications had no effect on net income.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled approximately $2,000 and $10,000 for the years ended August 31, 2004 and 2003, respectively.

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

3. PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2004:

          Furniture and fixtures                               $    15,147
          Computer equipment                                       687,438
          Software                                               1,559,203
          Equipment                                              1,525,566
                                                               -----------
          Total property and equipment, at cost                  3,787,354
          Less: accumulated depreciation and amortization       (3,436,056)
                                                               -----------
                                                               $   351,298

     For the fiscal years ended August 31, 2004 and 2003, depreciation expense related to property and equipment are approximately $370,000 and $339,000, respectively. Included in the above, accumulated depreciation and amortization balance of $3,436,056 is accumulated amortization of approximately $1,650,000 that relates to capitalized software and amortization of the softalk license. Amortization expense for capitalized software is approximately $270,000 and $518,000 for the years ended August 31, 2004 and 2003, respectively.

     The Company is the lessee of equipment under a capital lease agreement expiring in fiscal 2006 (See Note 4). The assets and liabilities under this capital lease agreement are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. As of August 31, 2004, the cost of equipment under capital lease is approximately $15,700 with accumulated depreciation of approximately $4,500. These balances are included in the table above.


4. COMMITMENTS

OPERATING LEASES:

     The Company has entered into non-cancelable operating lease arrangements for two office locations, web hosting and two co-location facilities.

Future minimum lease commitments as of August 31, 2004 are as follows:

                   Fiscal Year Ending
                   August 31,
                   2005                          $ 147,151
                   2006                             16,178
                   2007                               --
                                                 ---------
                                                 $ 163,329

     Rent expense under operating leases in 2004 and 2003 is approximately $145,000 and $123,000, respectively.

     The Company leases equipment under a capital lease agreement. The following is a summary of future minimum lease payments on this capital lease as of August 31, 2004.

              Fiscal Year Ending
              August 31,
              2005                                    $     5,623
              2006                                          2,811
              2007                                           --
                                                      -----------
                                                            8,434
              Less: Amount representing interest             (707)
                                                      -----------
              Amount representing principal                 7,727
              Less: Current portion                         5,006
                                                      -----------
              Long term portion                       $     2,721
                                                      ===========

5. NOTES PAYABLE

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

     During the first quarter of fiscal 2004, we defaulted in the payment of amounts due under the 6% Convertible Promissory Notes and went into default. As an incentive to convert, accredited investors were offered a new conversion proposal. Under the terms of this proposal, the Note would be convertible into the Company's common stock at a conversion price of $.15 per share. In addition, the warrants associated with this Note and Warrant Purchase Agreement would be cancelled. On or before November 30, 2003, four investors elected to convert their principal and accrued interest into common stock. The principal of $220,000 and accrued interest of approximately $2,600 was converted into 1,484,311 shares of common stock. In conjunction with this induced conversion, $541,182 was recorded as conversion expense and is presented in the other income and expense section of the accompanying condensed consolidated statement of operations.

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

     During the second quarter of fiscal 2004, certain investors elected to convert $22,000 of their aggregate principal into 220,000 shares of common stock. During the third quarter of fiscal 2004, an investor elected to convert $2,500 in aggregate principal into 25,000 shares of common stock.

     Effective May 19, 2004, an investor holding $200,000 in aggregate principal of notes issued by the Company, plus accrued interest of $10,187, elected to convert the note into 2,101,865 common shares. These shares were issued in June 2004.

     During the fourth quarter of fiscal 2004, investors holding $220,500 in aggregate principal of notes issued by the Company, plus accrued interest of $13,296, elected to convert the notes into 2,512,960 common shares.

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

     Interest is accrued monthly. On July 8, 2004, one accredited investor, a related party, elected to convert $25,000 face value plus $1,270 of accrued interest into 87,565 of the Company's units. As of August 31, 2004, approximately $4,300 of interest was accrued as payable to the remaining investor. On November 18, 2004, the remaining note holder elected to convert $50,000 face value plus $4,475 of accrued interest into 181,585 shares of the Company's units.

     On February 13, 2004, the Company entered into a Note Purchase Agreement with an accredited investor, a related party, which yielded $60,000 in bridge financing to the Company. The promissory note has a term of 1-year and bears an interest rate of 10% per annum. Interest is payable quarterly on this note.

     On April 15, 2004, the Company entered into a Note Purchase Agreement with an accredited investor and a related party, resulting in proceeds to the Company of $40,000. The promissory note has a term of two months and bears interest at a rate of 8% per annum. Interest is payable monthly on this note. This note was paid in full on November 9, 2004.

     On May 3, 2004, the Company entered into a Note Purchase Agreement with an accredited investor and a related party, resulting in proceeds to the Company of $60,000. The promissory note has a term of one year and bears an interest rate of 10% per annum. Interest is payable monthly on this note.

     On July 15, 2004 the Company entered into a Note Purchase Agreement with an accredited investor, who is a related party, yielding $20,000 in gross proceeds to the Company. The Note has a term of 2-months and bears interest at a rate of 8% per annum. Interest is paid monthly. This note was paid in full on July 31, 2004 plus accrued interest of $70.


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

     On March 12, 2004, the Company completed the private placement of units pursuant to the terms of a Unit Purchase Agreement (the "Units") with an accredited investor and related party, resulting in gross proceeds to the Company of approximately $60,000. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and
(c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). In August 2004, these units were split into their underlying securities.

     In July 2004, the Company's Board of Directors approved the splitting of its Units into their underlying securities. As part of this Unit split, the Board required that the unit holders convert their Series A Convertible Preferred Stock at the time of the split. During July and August 2004, 2,347,614 units were split into their underlying securities. 2,347,614 shares of Series A Convertible Preferred stock were converted into 4,875,228 shares of common stock. In addition, 2,347,614 warrants were also delivered to those investors who converted their units.


COMMON STOCK:

     In fiscal 2004, the Company issued 404,863 shares of common stock for services rendered to the Company. The Company recorded expenses of $102,613 relating to the issuances of these shares.


WARRANTS:

     The following summarizes Warrant activity in fiscal 2004 and 2003:

                                                 Number         Exercise Price
                                                 ------         --------------
          Outstanding, August 31, 2002           7,910,880      $ .01 - $ 4.00
          Expired/Retired                       (5,380,129)     $3.25 - $10.00
          Issued                                 3,896,093              $ 1.50
                                            --------------      --------------
          Outstanding, August 31, 2003           6,426,844      $ .01 - $ 3.00
                                            ==============      ==============
          Expired/Retired                         (832,500)     $1.25 - $ 2.50
          Issued                                   437,565      $ .29 - $  .32
                                            --------------      --------------
          Outstanding, August 31, 2004           6,031,909      $ .01 - $ 3.00
                                            ==============      ==============


     The remaining contractual life of warrants outstanding as of August 31, 2004 was 1.70 years. Warrants for the purchase of 6,031,909 and 6,426,844 shares were immediately exercisable on August 31, 2004 and 2003 with a weighted-average price of $.70 and $.85 per share.

     The weighted average fair values of warrants granted during 2004 and 2003 for which the exercise price was equal to the fair market value of the stock were $.29 and $.40 per share, respectively.


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


     A summary of the Company's stock option activity is as follows:

                                                                               Weighted Average
                                              Number of        Option Price         Exercise
                                           Options Granted      Per Share       Price Per Share
                                           ---------------    ------------      ---------------
          Outstanding August 31, 2002            4,238,001     $.65 - 8.00            1.57
          Granted                                  184,000     $.53 - 1.33            1.00
          Exercised                                (38,700)        $.73                .73
          Canceled                                (575,000)    $.73 - 4.86            1.84
                                           ---------------                            ----
          Outstanding August 31, 2003            3,808,301     $.53 - 8.00            1.51
          Granted                                  990,000     $.17 -  .50              34
          Exercised                                   --            --                 --
          Canceled                                 (21,334)    $.40 -  .53             .44
                                           ---------------                            ----
          Outstanding August 31, 2004            4,776,967     $.17 - 8.00            1.27
                                           ===============     ===========            ====

     We maintain a 2000 Stock Incentive Plan under which we have issued
3,973,144 shares of our common stock to our employees, and currently have 1,026,856 shares of common stock available for future issuance. Under the 2000
Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which we have issued 1,570,001 shares of our common stock to our employees, and currently have 3,029,999 shares of common stock available of future issuance. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan also is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     The remaining contractual life of options outstanding as of August 31, 2004 was 6.81 years. Options for the purchase of 4,246,129 and 2,489,965 shares were immediately exercisable on August 31, 2004 and 2003 with a weighted-average price of $1.31 and $1.36 per share, respectively.

     The weighted average fair values of stock options granted during 2004 and 2003 for which the exercise price was equal to the fair market value of the stock were $.34 and $1.00 per share, respectively.


7. INCOME TAXES

     As of August 31, 2004, the Company has federal net operating loss carryforwards totaling approximately $24,100,000 and state net operating loss carryforwards totaling approximately $15,200,000. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2023.
The state net operating loss carryforwards expire in various amounts beginning in 2003 and ending in 2008. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Additionally, the Company has capital loss carryforwards of approximately $216,000 expired in 2004. No tax benefit has been recorded in the financial statements since realization of these loss carryforwards has not occurred.

                                      F-17

     The income tax benefit for the years ended August 31, 2004 and 2003 is comprised of the following amounts:

                                               2004          2003
                                            -----------   -----------
          Current:                          $      --     $      --

          Deferred:
          Federal                             2,800,000    (1,050,000)
          State                                 440,000)     (160,000)
                                            -----------   -----------
                                              3,240,000)   (1,210,000)
          Valuation Allowance                 3,240,000     1,210,000
                                            -----------   -----------
                                            $      --     $      --
                                            ===========   ===========


     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                 2004          2003
                                               --------      --------
          Statutory tax rate                     34.0%         34.0%
          State income taxes                      5.3%          5.3%
          Change in valuation allowance         (39.3)%       (39.3)%
                                               --------      --------
          Effective tax rate                      0.0%          0.0%
                                               ========      ========

     The components of the net deferred tax assets (liabilities) are as follows:

                                                    2004          2003
                                                 -----------   ------------
          Deferred tax assets (liabilities):
          License fee                            $      --     $    886,000
          Property and equipment                      40,000        (54,000)
          Net capital loss                              --           85,000
          Other                                        5,000          6,000
          Net operating loss carryforward         11,500,000      8,376,000
                                                 -----------   ------------
                                                  11,545,000      9,299,000
          Valuation allowance                    (11,545,000)    (9,299,000)
                                                ------------   ------------
                                                $       --     $       --
                                                ============   ============

     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $11,545,000 valuation allowance as of August 31, 2004 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $2,246,000.


8. RELATED PARTY TRANSACTIONS, SIGNIFICANT CONCENTRATIONS AND CONTINGENCIES:

CURRENT RELATIONSHIP WITH SOFTALK

     The Internet technology we use is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. The patent will expire in 2021. See ITEM 3, "LEGAL PROCEEDINGS", above, for a description of disputes between us and Softalk. At the beginning of fiscal 2004, Softalk was a significant shareholder of the Company. As of December 6, 2004, Softalk owned less than 5% of our Company's outstanding common stock.

     The arbitration proceedings with Softalk that we have previously reported were compromised and settled by an agreement made on October 9, 2003 and made final on December 3, 2003. Pursuant to that agreement:

          o We released our claim against Softalk for a loan repayment in the amount of $1,589,768.21 plus $211,048 in interest that had accrued on that amount

          o We paid over to Softalk $27,709 for royalties that had accrued under the Softalk License and Softalk released us from all obligations to pay royalties thereafter;

          o We released our claim against Softalk for rights to the source code for the licensed technology and our rights to any future communications software developed by Softalk;

          o We agreed to release all rights to the SMS calling program developed by Softalk;

          o    Softalk released us from a claim in the amount of $481,465;

          o Warrants for the purchase of 5,276,753 shares of our common stock were returned to us by Softalk. Warrants for 3,276,753 shares were exercisable at $3.25 per share; warrants for 1,000,000 shares were exercisable at $5.00 and warrants for an additional 1,000,000 shares were exercisable at $10.00;

          o 1,900,000 shares of our common stock held by Softalk, were returned to us as treasury stock at a time when the bid and ask prices on the OTC BULLETIN BOARD were $.26 and $.29 respectively.; and

          o Softalk agreed that 1,900,000 additional shares of our common stock that it continued to hold would be sold at a rate no greater than 100,000 shares per month over a period of 19 months from the settlement date, with the right to carry over to future periods any unsold portion of such 100,000 shares per month.

                                                              Asset (Liability)
                                                              ----------------
          Note receivable from Softalk                          $ 1,589,768
          Deposits related to the arbitration                        27,709
          Accounts payable to Softalk                              (481,465)
          Deferred interest income                                 (211,048)

             Subtotal of assets and liabilities eliminated
               as a result of the Settlement Agreement              924,964

          Value of 1,900,000 shares of treasury stock
            re-acquired from Softalk as a result of the
            Settlement Agreement                                    912,000
                                                                -----------

          Non-cash loss recognized as a result of the
            Settlement Agreement                                $    12,964
                                                                -----------

     We believe that as of December 6, 2004, Softalk had sold 1,400,000 shares in the market. We understand that Softalk wishes to sell its remaining 500,000 shares at the rate of 100,000 shares per month, subject to our prior written consent, as is provided in the settlement agreement described above.

     On March 26, 2004, we received a notice from Softalk alleging a breach of the confidentiality and change of control provisions of the Softalk License and of that portion of the settlement agreement (described above) providing for the release for sale of BestNet Communications common shares held by Softalk, stating that Softalk wished to terminate the License and demanding arbitration of the issues. After discussions between respective counsel for the parties, it was agreed to stay all proceedings pending further negotiations. After consultation with counsel, we do not believe that we are in default under the Softalk License or the settlement agreement. we have advised Softalk, however, that we believe that Softalk is in breach of the Softalk License in that it is competing with us for commercial customers notwithstanding that the Softalk License grants us exclusive rights in that market. In view of the disputes between the parties, we delayed the release of the 100,000 shares for sale during November, but have now released them.

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License. We intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License.


BRIDGE FINANCING WITH RELATED PARTIES

     During fiscal 2004, the Company entered into financing agreements with several related parties of the Company. The total gross proceeds of these financing's totaled $205,000. See Note 5 - Notes Payable for disclosure of these related party transactions.



9. RETIREMENT PLAN

     Effective June 1, 2000, the Company adopted a 401(k) retirement plan.
Employees are eligible to participate in the plan after 90 days of service.
Salary deferral may range from 1% to 18%. The Company matches the amounts deferred by the employees, up to 5% of an employee's annual compensation with 50% of the matched amount vesting after the employees' first year of service and the remaining 50% of the matched amount vesting after the employees' second year of service. The Company matched contributions totaling approximately $9,000 and $15,000 for the years ended August 31, 2004 and 2003, respectively.


10. STATEMENTS OF CASH FLOWS

     During fiscal 2004 and 2003, the Company recognized operating, investing, and financing activities that affected the balance sheet and the statement of operations, but did not result in cash receipts or payments.

For fiscal 2004, these non-cash investing and financing activities are summarized as follows:

                                                                                            Amount
                                                                                            ------
          During fiscal 2004, the holders of several notes payable issuances converted outstanding principal and interest to shares of common stock or
     Units                                                                                $   717,399
                                                                                          -----------
          Total non-cash transactions from investing and financing activities.            $   717,399
                                                                                          ===========

For fiscal 2004, these non-cash operating and financing activities are as follows:

          In conjunction with the induced conversion of $220,000 of aggregate principal of Notes and accrued interest of $2,647 1,484,311 shares of common stock were issued. In accordance with this induced conversion,
     $541,182 was recorded as conversion expense and is presented in the other income and expense section of the accompanying condensed statement of
     operations                                                                               541,182

          In conjunction with the issuance of $665,000 of aggregate principal of
     Notes, the Company recognized a discount of $612,772 related to a beneficial conversion feature inherent to these notes. During fiscal 2004, the Company recognized $75,248 in interest expense for the amortization of the remainder of the discount. See Note 5, Notes Payable for further
     information.                                                                              75,248

          In conjunction with the extension, and ultimate conversion of $445,000 of aggregate principal of Notes, the Company recognized a discount of
     $445,000 related to a beneficial conversion feature inherent to these notes. This discount was fully amortized during fiscal 2004. See Note 5,
     Notes Payable for further information.                                                   445,000

          In conjunction with the issuance of $75,000 of aggregate principal of convertible notes, the Company recognized a discount of $75,000 in related to a beneficial conversion feature inherent to these notes. As of August
     31, 2004, $57,240 was recognized as interest expense. $4,585 in interest expense was accrued during fiscal 2004. See Note 5, Notes Payable for
     further information                                                                       61,825

          The Company issued 354,863 shares of common stock for services
     performed during fiscal 2004.                                                            102,612

          The Company issued 120,000 stock options during fiscal 2004 which were
     expensed during the year.                                                                  6,486

          The Company issued 10,000 warrants during fiscal 2004 in conjunction
     with a service contract                                                                      925

                                                 F-20



          The Company issued 100,000 warrants during fiscal 2004 in conjunction
     with fund raising activities.                                                             23,568

          Total non-cash transactions from operating and financing activities             $   674,773
                                                                                          ===========


For fiscal 2003, these non-cash investing and financing activities are summarized as follows:

          Amount During fiscal 2003, the holders of several notes payable issuances converted outstanding principal and interest to shares of common
     stock or Units                                                                       $   453,526

          The Company financed the purchase of property and equipment through a
     capital lease.                                                                            15,704
                                                                                          -----------
          Total non-cash transactions from investing and financing activities.                469,230
                                                                                          ===========


For fiscal 2003, these non-cash operating and financing activities are as follows:

          In conjunction with the issuance of $150,000 of aggregate principal of
     Senior Notes, the Company recognized a discount of $150,000 related to a
     beneficial conversion feature inherent to these notes. As of August 31,              $   150,000
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
     See Note 5, Notes Payable for further information.                                       537,524

          The Company recognized $96,875 of non-cash interest expense related to the amortization of a beneficial conversion feature associated with Senior
     Notes issued in fiscal 2002.                                                              96,875

          The Company issued 57,500 shares of common stock for services
     performed during fiscal 2003.                                                             23,875

          The Company issued 14,278 common shares to satisfy Preferred Stock
     penalties                                                                                 17,847

          The Company recognized a non-cash loss related to the settlement
     reached with Softalk.                                                                     12,964

          The Company recognized $2,458 in interest costs that were satisfied
     through the issuance of common stock.                                                      2,458

          Other non-cash operating activities.
                                                                                                1,068

          Total non-cash transactions from operating and financing activities             $   842,611
                                                                                          ===========

                                                 F-21

11. SUBSEQUENT EVENTS

     On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on November 1, 2004.

     On November 9, 2004, the Company repaid the $40,000 face value note dated April 15, 2004.

     On November 14, 2004, as additional compensation for his services as Interim CEO, the Company issued a promissory note to Richard Bourke, a member of the Board of Directors, whereby the Company agreed to pay Mr. Bourke $12,000 on April 10, 2005. This promissory note does not bear any interest. Should any of the principal not be paid on April 10, 2005, the note will bear interest at a rate of 12% per annum from the date due until the date paid.

     On November 14, 2004, as additional compensation for his consulting, the Company issued a promissory note to Marco Messina, a member of the Board of Directors, whereby the Company agreed to pay Mr. Messina $6,000 on April 10,2005. This promissory note does not bear any interest. Should any of the principal not be paid on April 10,2005, the note will bear interest at a rate of 12% per annum from the date due until the date paid.

     On November 15, 2004, Stanley L. Schloz replaced Richard Bourke as President of the Company.

     On November 18, 2004, the remaining note holder of the 10% Convertible Notes issued on January 8, 2004 elected to convert $50,000 face value plus $4,475 of accrued interest into 181,585 shares of the Company's units.



12. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2005 and prior to achieving break even. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for payment of current obligations, growth and achievement of breakeven.

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

ITEM 8A. OTHER INFORMATION

     None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning our directors and executive officers as of November 9, 2004, is set forth below:

             Name                 Age           Position held with Company
             ----                 ---           --------------------------
Richard Bourke                     58     Director  (was  Interim Chief
                                          Executive Officer until November 16,
                                          2004)
Stanley L. Schloz                  61     Director and President
Marco Messina                      53     Director
Anthony Silverman                  61     Director
Michael A. Kramarz                 35     Chief Financial Officer
Kelvin C. Wilbore                  50     Chief Operations Officer


     RICHARD BOURKE, has been a director since October 2003. He is co-manager of CNTG, LLC., an Arizona limited liability company, which is the General Partner of Katsinam Partners, LP, a private investment fund located in Scottsdale, Arizona that invests in micro and small-cap public companies. Katsinam holds 1,000,000 shares of our common stock, 83,000 shares of our Units and 240,000 warrants to purchase our common stock. He was an officer and director of Traffic Technology, Inc., a public company commercializing patented traffic signal technology located in Scottsdale, Arizona, from July, 2000 until December, 2002, when it was merged with CalbaTech, Inc., an early stage life sciences company located in Irvine, California. He was a director of CalbaTech, Inc. until April 2003. Since 1998 he has been founder, Chairman and Chief Executive Officer of National Integrative Medicine, Inc., a start-up healthcare services company located in Scottsdale, Arizona. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of The Little Gym International, Inc., Scottsdale, AZ, an international provider of children's development programs. In 1992 - 1993, he was Vice President of Corporate Finance for Norcross Securities, a registered securities broker-dealer in Phoenix, Arizona. From 1987 to 1994, he was President of Bourke & Company, a financial consulting firm. From 1982 to 1987, he was President of the Development Corporation of Montana, a geographically targeted risk capital firm. From 1982 to 1986, he was President of Montana Beverages, Ltd. and from 1976 to 1990, he was Vice President of Air Plastics, Inc. He holds a B.A. from Northwestern University and an M.B.A. from Columbia University Graduate School of Business.

     STANLEY L. SCHLOZ has been a Director since October 2003 and President since November 2004. Mr. Schloz retired from Motorola in 1998 after a 32-year career in positions advancing from engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150,000 in annual sales, serving US and foreign governments, along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Mr. Schloz has been engaged in business management consulting since July 2000. He holds the degree of Bachelor of Science in Electrical Engineering from Iowa State University and has done Advanced Business studies at Arizona State University.

     MARCO MESSINA has been a director since October 2003 and has been engaged from time to time as a consultant. Mr. Messina is a management consultant. Until May 2003, he was a director of Calbatech Inc, a life sciences company, subsequent to its merger with Traffic Technology Inc. (TTI) of which he was the founder. He was a Director of TTI since its inception, was its President and Secretary in 1998, its Vice President from January 1999 to July 2000 and its President and Chief Executive Officer from August 2000 until 2002. He is one of the inventors and patent holders of of TTI's electronic signal products. Before that, in 1999-2000, he was Consulting Practice Director for Information Systems at Platinum Technology and Computer Associates. From 1996 to 1998, he was the President of National Scientific Corp., a publicly traded company dedicated to semiconductor research and development and intellectual property development. From 1984 to 1996, he was President of Fenix Consulting Co., Inc., an information technology consulting company with clients in the Pacific Northwest and Europe. Concurrently he was Adjunct Professor of Information Systems at Seattle University Graduate School of Business. From 1982-1984 he was President of Rom Labs Inc., a company commercializing an electronic distribution system for videogames software. From 1974 to 1982, he was a Vice President of Seafirst Bank in Seattle, Washington and held various management positions with the Bank of Montreal, in Montreal, Canada in computer systems operations, corporate finance and international banking.

     ANTHONY SILVERMAN has been a director since August 2004. He is co-manager of CNTG, LLC., an Arizona limited liability company, which is the General Partner of Katsinam Partners, LP, a private investment fund located in Scottsdale, Arizona that invests in micro and small-cap public companies. Katsinam holds 1,000,000 shares of our common stock, 83,000 shares of the Company's units and 240,000 warrants to purchase our Company's common stock. He also manages his personal investments. He has been a shareholder of BestNet since April 2002. Silverman was Founder, Chairman and CEO of Paradise Valley Securities from 1987 to 1999. For most of his 30-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. He has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences. (Need information from John Stoss)

     MICHAEL A. KRAMARZ as served as Chief Financial Officer of the Company since July 15, 2004. he was first employed by the Company in September 2002 as its Controller. He is responsible for all financial statement and accounting functions. From 1995 to 2002, he was employed as Accounting Manager for Assurant Group, where he was responsible for all the accounting, payroll for two inbound call centers. In addition, he was responsible for quarterly consolidations into the parent company. From 1992 to 1995, he was a staff accountant at VandenToorn & Associates CPA firm where his was responsible for compilations and reviews of financial statements, as well as tax return preparation. He holds a Certified Management Designation (CMA) and a Certified Public Accountant Designation
(CPA). Mr. Kramarz holds a Bachelor of Science and Business Administration in Accounting from Aquinas College and a Masters in the Science of Taxation from Grand Valley State University.

     KELVIN C. WILBORE has served as Chief Operations Officer since July 15, 2004. He was first employed by the Company as a project manager in January 2000. He is in charge of product development and Information Technology for the Company. He has 20 years experience in business requirements specification, application development, project management, customer relationship management and management consulting. previously, from 1998 to 2000, he was Senior Manager in the Customer Relationship and Telecom sectors at Arthur Andersen LLP. From April 1997 to July 1998, he performed Customer Relationship Management engagements for numerous customers of the Canadian subsidiary of eLoyalty Corporation. From 1994 to 1997, he worked for NCR Corporation in Toronto as a senior consultant for NCR self serving banking systems. From 1987 to 1994, he worked in the financial sector, serving as Assistant Vice President, Business Solutions at Amalgamated Banks of South Africa (ABSA), the largest banking group in Africa. He holds a Bachelor of Science degree in Mathematics and Mathematical Statistics from Rhodes University, Master of Business Administration degree from the University of Cape Town and is a certified Project Management Professional
(PMP).

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2004.



ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for services rendered to us for the fiscal years ended August 31, 2004, 2003 and 2002 by our Chief
Executive Officer and our other employee whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers"). None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

                                                 SUMMARY COMPENSATION TABLE

                                        Annual Compensation                          Long Term Compensation
                               -------------------------------------  ------------------------------------------------------
                                                                                 Awards                     Payouts
                                                                      --------------------------- --------------------------
                                                         Other Annual                Securities
                                                             Bonus      Restricted   Underlying       LTIP       All Other
      Name and                                           Compensation      Stock      Options/       Payouts    Compensation
 Principal Position     Year   Salary ($)     Bonus ($)       ($)       Awards ($)    SARs ($)         ($)         ($)(1)
-------------------     ----   ----------    ----------    ---------  -------------  ------------ ------------  ------------
Robert A. Blanchard     2004    $128,500     $        0     $34,000          $ 0        90,000          $ 0        $ 0
President and CEO       2003     190,000     $        0     $ 0              $ 0          --            $ 0        $ 0
(2) (3)                 2002     190,000     $        0     $ 0              $ 0       200,000          $ 0        $ 0

Richard Bourke          2004       9,000     $        0     $ 0          $10,000                        $ 0        $ 0
Interim CEO
(4)

Paul H. Jachim          2004       95,250    $        0     $ 0              $ 0        70,000          $ 0        $ 0
CFO and COO             2003      165,000    $    2,415     $ 0              $ 0          --            $ 0        $ 0
(5)                     2002      123,750    $        0     $ 0              $ 0       560,000          $ 0        $ 0


Michael A. Kramarz      2004       57,250    $        0     $ 0              $ 0        50,000
CFO (6)

Kelvin C. Wilbore       2004       89,695    $        0     $ 0              $ 0        50,000
COO (7)

-------------------

(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.

(2)  On July 15, 2004, Mr. Blanchard resigned as President and CEO of the
     Company and accepted a severance package in which he was paid $13,500 for the remainder of fiscal 2004. In addition, Mr. Blanchard received 25,000 shares of the Company's common stock. The fair market value of these shares was $9,000. Mr. Blanchard remained on the Company's Board of Directors until October 20, 2004. We entered into a three-year employment agreement with Robert A. Blanchard on August 3, 2001. Under Mr. Blanchard's employment agreement, he was entitled to receive a base salary of $190,000 and to participate in our stock option plans and our other generally entitled benefit programs. On November 21, 2003, we entered into a new employment agreement with Robert A. Blanchard that replaces the employment contract dated August 3, 2001. Under that employment agreement, he is to receive a base salary of $108,000 and to participate in our stock option plans and our other generally entitled benefit programs. In addition, Mr.
     Blanchard received a sign on bonus of 100,000 shares of the Company's common stock. The fair market of these shares was $25,000.

(3) On February 22, 2002, Mr. Blanchard's option agreement with the corporation was modified by mutual consent to 475,000 shares at a per share price of $2.90 and 200,000 at a per share price of $.73. These options vest, if ever, based on performance, over a three-year period. On December 10, 2003, the Board of Directors granted Mr. Blanchard 90,000 options to purchase the Company's common stock at and exercise price of $.26 per common share.
     These options vest immediately.

(4) Mr. Bourke was appointed Interim CEO on July 15, 2004. Pursuant to his agreement, he was to receive compensation of $6,000 per month plus 50,000 shares of the Company's restricted stock. Mr. Bourke resigned from this position on November 15, 2004 and was paid his monthly fee and restricted stock through November 30, 2004.

(5)  Mr. Jachim was appointed Chief Operating and Chief Financial Officer of the
     Company on December 1, 2001, at an annual salary of $165,000. On November
     21, 2003, the Company entered into a severance agreement with Paul H.

     Jachim, the Company's former Chief Operating Officer and Chief Financial
     Officer. That agreement was effective December 1, 2003. In consideration for Mr. Jachim's resignation from the Company, Mr. Jachim was paid $6,000 per month for a period of nine months and he agreed to make himself reasonably available for up to forty hours per month as requested by the Company. In addition, Mr. Jachim returned all Company assets. On December
     1, 2001, Mr. Jachim was granted options to purchase an aggregate of 400,000 shares of our common stock at a per share exercise price of $1.55 per share. These options vest, if ever, based on performance, over a three-year period. On February 22, 2002, Mr. Jachim was granted 160,000 options to purchase shares of stock at $.73. These options vest, if ever, based on performance, over a three-year period. On December 10, 2003, the Company's
     Board of Directors granted Mr. Jachim, as part of his severance package, 70,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.

(6) On July 15, 2004, Mr. Kramarz was appointed Chief Financial Officer. His annual salary is $66,000. Of his total 2004 wages, $8,250 was paid to him while serving as the Chief Financial Officer. On July 15, 2004, Mr. Kramarz was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately.

(7) On July 15, 2004, Mr. Wilbore was appointed Chief Operations Officer. His annual salary is approximately $92,300 (Canadian Dollars). Of his total
     2004 wages, $11,538 was paid to him while serving as the Chief Operations
     Officer. On July 15, 2004, Mr. Wilbore was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately.



Options Grants
--------------

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

     On July 15, 2004, Mr. Kramarz was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately.

     On July 15, 2004, Mr. Wilbore was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately.


Option Exercise
---------------

     During the fiscal year ended August 31, 2004, there were no options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options.

                                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                          Value Of
                                                                                                        Unexercised
                                                                          Number of Securities          In-The-Money
                                                                         Underlying Unexercised          Options At
                                   Shares                                   Options At FY-End            FY-End ($)
                                Acquired On                                 (#) Exercisable/            Exercisable/
            Name                Exercise (#)     Realized Value ($)           Unexercisable           Unexercisable(1)
            ----                ------------     ------------------           -------------           ----------------
Robert A. Blanchard                 -0-                 $-0-                 165,000/690,000               $0/$0
Paul H. Jachim                      -0-                 $-0-                 150,000/550,000               $0/$0
Michael A. Kramarz                  -0-                 $-0-                 120,000/135,000               $0/$0
Kelvin C. Wilbore                   -0-                 $-0-                 329,300/329,300               $0/$0

-------------------

(1) Calculated based on $.18, which was the closing sales price of our common stock as quoted on the OTC Bulletin Board on December 6, 2004, multiplied by the number of applicable shares in-the-money less the total exercise price.

EMPLOYMENT AGREEMENTS

     On July 15, 2004, Mr. Blanchard resigned as President and CEO of the Company and accepted a severance package in which he was paid $13,500 for the remainder of fiscal 2004. In addition, Mr. Blanchard received 25,000 shares of the Company's common stock. The fair market value of these shares was $9,000. Mr. Blanchard remained on the Company's Board of Directors until October 20, 2004. We entered into a three-year employment agreement with Robert A. Blanchard on August 3, 2001. Under Mr. Blanchard's employment agreement, he was entitled to receive a base salary of $190,000 and to participate in our stock option plans and our other generally entitled benefit programs. On November 21, 2003, we entered into a new employment agreement with Robert A. Blanchard that replaces the employment contract dated August 3, 2001. Under that employment agreement, he was to receive a base salary of $108,000 and to participate in our stock option plans and our other generally entitled benefit programs. In addition, Mr. Blanchard received a sign on bonus of 100,000 shares of the Company's common stock. The fair market of these shares was $25,000.

     On February 22, 2002, Mr. Blanchard's option agreement with the corporation was modified by mutual consent to 475,000 shares at a per share price of $2.90 and 200,000 at a per share price of $.73. These options vest, if ever, based on performance, over a three-year period. On December 10, 2003, the Board of Directors granted Mr. Blanchard 90,000 options to purchase the Company's common stock at and exercise price of $.26 per common share. These options vest immediately.

     Mr. Jachim was appointed Chief Operating and Chief Financial Officer of the Company on December 1, 2001, at an annual salary of $165,000. On November 21, 2003, the Company entered into a severance agreement with Paul H. Jachim, the Company's former Chief Operating Officer and Chief Financial Officer. That agreement was effective December 1, 2003. In consideration for Mr. Jachim's resignation from the Company, Mr. Jachim was paid $6,000 per month for a period of nine months and he agreed to make himself reasonably available for up to forty hours per month as requested by the Company. In addition, Mr. Jachim returned all Company assets. On December 1, 2001, Mr. Jachim was granted options to purchase an aggregate of 400,000 shares of our common stock at a per share exercise price of $1.55 per share. These options vest, if ever, based on performance, over a three-year period. On February 22, 2002, Mr. Jachim was granted 160,000 options to purchase shares of stock at $.73. These options vest, if ever, based on performance, over a three-year period. On December 10, 2003, the Company's Board of Directors granted Mr. Jachim, as part of his severance package, 70,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for their reasonable out-of-pocket expenses incurred plus $1,000 per month in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. Board members serving on our Audit Committee receive an additional option to purchase 5,000 shares of common stock per year of service on the Audit Committee. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board. Per approval of the Board of Directors on January 5, 2004, Board members will also receive an annual grant of 50,000 options, which vest quarterly, over a one-year period.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     The following table sets forth as of December 6, 2004, certain information with regard to the beneficial ownership of our common stock by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and
(iv) all of our officers and directors as a group:

             Name and Address                    Amount and Nature           Percent
         Of Beneficial Owner (1)             of Beneficial Owner (2)(3)    of Class (3)
         -----------------------             --------------------------    ------------

          Michael A. Kramarz                       120,000(4)                  .29%

          Kelvin C. Wilbore                        359,300(5)                  .86%

          Stanley L. Schloz                        871,421(6)                 2.10%

          Marco Messina                            190,701(7)                  .46%

          Richard Bourke                           390,853(8)                 1.07%

          Anthony Silverman                      3,337,844(9)                 7.96%

          Jerry Peterson                         5,050,865(10)               11.82%
          7887 E. Belleview Ave.,
          Suite 800
          Englewood, CO  80111

          Cedar Avenue LLC                       4,032,634(11)               10.32%
          380 Sherin Drive
          Oakville, Ontario  L6L 4J3

          All directors and executive
          officers as a group (6 persons)        5,270,119                   12.45%

-------------------

     (1)  Unless otherwise noted, the address of each holder is 5075 Cascade Rd.
          SE, Suite A, Grand Rapids, Michigan 49546.

     (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 9, 2004 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

     (3) The amounts and percentages in the table are based upon 41,244,686 shares of Common Stock outstanding as of December 6, 2004.

     (4)  This amount represents 120,000 vested stock options.

     (5)  This amount represents 359,300 vested stock options.

     (6) This amount represents 63,333 vested stock options; ownership of 662,696 shares of Company's common stock; ownership of 4,232 shares of the Company's Units; and ownership of 120,000 warrants to purchase the Company's common stock.

     (7) This amount represents 63,333 vested stock options; and ownership of 127,368 shares of Company's common stock.

     (8) This amount represents direct ownership in 63,333 vested stock options, 308,000 shares of the Company's common stock; indirect ownership of 49,960 shares of the Company's common stock, 3,320 shares of the Company's Units, 9,600 warrants to purchase the Company's common stock owned by Katsinam Partners, LP. of which Mr. Bourke is a 4% owner.

     (9)  This amount represents direct ownership 19,166 vested stock options;
          direct ownership of 822,000 shares of Company's common stock, 511,400 warrants to purchase the Company's common stock and 30,000 shares of the Company's units; indirect ownership of 1,555,000 shares of the Company's common stock held in a accredited investment partnership;
          10,193 shares of the Company's Units, 159,647 shares of the company's common stock, 29,473 warrants to purchase the Company's common stock owned by Katsinam Partners, LP. of which Mr. Silverman is a 12.2807% shareholder.

     (10) This amount represents ownership of 2,101,865 shares of Company's common stock; and ownership of 491,500 shares of the Company's Units.

     (11) This amount represents 4,032,634 restricted shares of the Company's common stock and 450,000 warrants to purchase the Company's common stock.


EQUITY COMPENSATION PLAN

     The following table represents securities authorized for issuance under equity compensation plans at August 31, 2004.

                                              EQUITY COMPENSATION PLAN(1)

                                     Number of Securities                                        Number of Securities
                                      To Be Issued Upon              Weighted Average            Remaining Available
                                   Exercise of Outstanding          Exercise Price of                 For Future
                                           Options                 Outstanding Options           Issuance Under Plan
                                           -------                 -------------------           -------------------
Equity compensation plan                  4,246,129                      $  1.310                     4,056,855
approved by stockholders:

Equity compensation plan not                 -0-                         $     -0-                         -0-
approved by stockholders:                 =========                      =========                    =========


TOTAL                                     4,246,129                      $  1.310                     4,056,855
-------------------

     (1) We maintain a 2000 Stock Incentive Plan under which we have issued
3,973,144 shares of our common stock to our employees, and currently have 1,026,856shares of common stock available for future issuance. Under the 2000
Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which was have issued 1,570,001 shares of our common stock to our employees, and currently have 3,029,999 shares of common stock available of future issuance. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan also is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 6 of our Consolidated Financial Statements.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 8, 2004, we obtained $75,000 from the sale and issuance of Convertible Notes to two accredited investors, one of which was a trust whose beneficiaries are our President, Stanley L. Schloz, and his wife. The Notes have a one-year term and bear interest at a rate of 8% per annum. Interest is accrued monthly. The principal amount of and accrued interest under each Note are convertible into Units of the Company at the election of the holder at a conversion price equal to one Unit for each $0.30 of principal and interest converted. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible
Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. We agreed to register with the SEC for resale the shares of common stock underlying the Units that are issuable upon conversion of the Note. On July 8, 2004, one of the investors, Mr. Schloz, through his trust, converted $25,000 of principal plus
$1,270 of accrued interest under the Convertible Note into 87,565 Units. REG

     On February 13, 2004, we obtained $60,000 as the gross proceeds of a promissory note issued to an accredited investor, Mr. Anthony Silverman, who is a director of the Company. The Note has a one-year term and bears interest at a rate of 10% per annum. Interest is payable quarterly on this note.

     On March 12, 2004, we received approximately $60,000 from the sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. Each Unit consists of: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for a payment $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). We agreed to register with the SEC for resale the shares of common stock underlying the Units that are issuable upon conversion of the Note. In August 2004, these Units were separated into the underlying securities.

     On April 15, 2004, we obtained $40,000 as the gross proceeds from the issuance of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. During July 2004, the due date of the Note was extended until September 15, 2004 and the note was paid in full during November 2004.

     On May 3, 2004, we obtained $60,000 as the gross proceeds of the sale of a promissory note issued to an accredited investor, Mr. Anthony Silverman, who is a director of the Company. The Note has a one-year term and bears interest at a rate of 10% per annum. Interest is payable monthly on this note.

     On July 15, 2004, we obtained $20,000 as the gross proceeds of the sale of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. This note, plus all accrued interest, was paid in full on July 31, 2004.

     On November 14, 2004, as additional compensation for his services as Interim CEO, the Company issued a promissory note to Richard Bourke, a member of the Board of Directors, whereby the Company agreed to pay Mr. Bourke $12,000 on April 10, 2005. This promissory note does not bear any interest. Should any of the principal not be paid on April 10, 2005, the note will bear interest at a rate of 12% per annum from the date due until the date paid.

     On November 14, 2004, as additional compensation for his consulting, the Company issued a promissory note to Marco Messina, a member of the Board of Directors, whereby the Company agreed to pay Mr. Messina $6,000 on April 10,2005. This promissory note does not bear any interest. Should any of the principal not be paid on April 10,2005, the note will bear interest at a rate of 12% per annum from the date due until the date paid.



                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(a)(2) Exhibits

     Number                        Description of Filing                        Method
     ------                        ---------------------                        ------

       3.1          Articles of Incorporation, as originally filed with the       (1)
                    Nevada Secretary of State on February 19, 1998, and as
                    amended to date

       3.3          Certificate of Amendment to Articles of Incorporation,        (11)
                    as originally filed with the Nevada Secretary of State.

       3.4          Amended Certificate of Designations, Rights, Preferences and  (11)
                    Limitations of Series A Convertible Preferred Stock, as
                    originally filed with the Nevada Secretary of State on
                    November 19, 2003.

       3.5          Amended Certificate of Designations, Rights, Preferences and  (11)
                    Limitations of Series B Convertible Preferred Stock, as
                    originally filed with the Nevada Secretary of State on
                    November 19, 2003.

       3.6          Amended Certificate of Designations, Rights, Preferences and  (11)
                    Limitations of Series C Convertible Preferred Stock, as
                    originally filed with the Nevada Secretary of State on
                    November 19, 2003.

       3.7          Amended and Restated Bylaws of BestNet Communications Corp.    *

        4           2000 Incentive Stock Plan                                     (2)

       4.1          Form of warrant issued to Cedar Avenue LLC                    (7)

       4.2          Form of warrant issued to Liolios Group, Inc.                 (7)

       4.3          Form of warrant issued to Robert C. Caylor                    (7)

       4.4          Form of Unit Purchase Agreement                               (9)

       4.5          Form of Note Purchase Agreement issued January 8, 2004.       (10)

       4.6          Form of Note Purchase Agreement issued February 13, 2004.     (10)

       4.7          Form of Unit Purchase Agreement issued March 12, 2004.        (10)

       4.8          Form of Note Purchase Agreement issued April 15, 2004.        (12)

       4.9          Form of Note Purchase Agreement issued May 3, 2004.           (12)

       5.0          Form of Note Purchase Agreement issued July 15, 2004           *

      10.1          Securities Purchase Agreement between Wavetech and the        (3)
                    investor and the Placement Agent


      10.2          Registration Rights Agreement between Wavetech, the Investor  (3)
                    and the Placement Agent

      10.3          Registration Right Agreement                                  (3)

      10.4          Securities Purchase Agreement                                 (3)

      10.5          Product Customization Agreement                               (4)

      10.6          Purchase Agreement by and among Softalk, Inc., Interpretel    (5)
                    (Canada) Inc. and Wavetech International, Inc. dated
                    October 25,1999

      10.7          Amendment No. 1 to Amended and Restated License Agreement     (5)

      10.8          Amended and Restated License Agreement                        (5)

      10.9          Share Exchange Agreement by and among Wavetech                (5)
                    International, Inc., Interpretel (Canada) Inc. and
                    Softalk, Inc. dated November 13, 1999

      10.10         Form of Note and Warrant Purchase Agreement between BestNet   (6)
                    and Equity Securities Investment, Inc.

      10.11         Lease Agreement, dated as of November 22, 2002, by and        (11)
                    between 5075 Cascade Road, LLC. and BestNet

      10.12         BestNet Communications Corp. Code of Ethics                   (11)

      10.13         Minutes of Settlement between  BestNet Communications          *
                    Corp. and Softalk, Inc.

      21            Subsidiaries of the Registrant                                 *

      32.1          Section 906 Certification of Robert A. Blanchard               *

      32.2          Section 906 Certification of Michael A. Kramarz                *

      31.1          Certification of Chief Executive Officer                       *

      31.2          Certification of Chief Financial Officer                       *


-------------------

*        Filed herewith

(1) Incorporated by reference to the like numbered exhibit to Form 10-Q for the quarter ended February 28, 1998.
(2) Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)  Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4) Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5)  Incorporated by reference to the Form 10-K for the fiscal year ended August
     31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1,
     10.2, 10.3 and 10.4 respectively in the Form 10-K for the year ended August
     31, 1999.
(6)  Incorporated by reference to exhibit 10.10 to Form S-2 Registration
     Statement (File No. 333-89848).
(7)  Incorporated by reference to the Form 10-KSB for the fiscal year ended
     August 31, 2002, exhibits 4.1, 4.2, 4.3.
(8)  Incorporated by reference to the Form 10-QSB for the quarter ended November
     30, 2002, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended November 30, 2002.
(9) Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended
     May 31, 2003.
(10) Incorporated by reference to the Form 10-QSB for the quarter ended February
     29, 2004, exhibits 4.5, 4.6, 4.7 were exhibits 10.1, 10.2, 10.3 respectively in the Form 10-QSB for the quarter ended February 29, 2004.
(11) Incorporated by reference to the Form 10-KSB for the fiscal year ended
     August 31, 2003.
(12) Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2004, exhibits 4.8, 4.9 were exhibits 10.1 and 10.2 respectively in the Form 10-QSB for the quarter ended May 31, 2004.

(b) Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

    July 2, 2004    BestNet Communications Corp. issues a press release
                    announcing its Board of Directors' contingent approval to split the Units

   July 19, 2004    BestNet Communications Corp. issues a press release
                    announcing a management change

   July 20, 2004    BestNet Communications Corp. issues a press release
                    announcing its results of operations for fiscal 3rd Quarter
                    2004 financial results

 August 16, 2004    BestNet Communications Corp. issues a press release
                    announcing its unit conversion proceeds and appointment of a new member of its Board of Directors



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The audit fees charged to the Company by Semple & Cooper, LLP for the audits of fiscal years ended August 31, 2004 and August 31, 2003 were approximately $41,000 and 29,000, respectively.

     The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                          August 31, 2004       August 31, 2003
                                          ---------------       ---------------
         (i)     Audit Fees                  $     41,000          $     29,000
         (ii)    Audit Related Fees          $     37,000          $     20,000
         (iii)   Tax Fees                    $      7,000          $     13,000
         (iv)   All Other Fees               $      1,000          $     18,000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BESTNET COMMUNICATIONS CORP.


Date:  December 14, 2004                    By:  /s/  Stanley L. Schloz
                                               -------------------------------
                                            Name:     Stanley L. Schloz
                                            Title:    President


Date:  December 14, 2004                    By:  /s/  Michael A. Kramarz
                                                 -----------------------
                                            Name:     Michael A. Kramarz
                                            Title:    Chief Financial Officer


     The officers and directors of BestNet Communications Corp. whose signatures appear below, hereby constitute and appoint Stanley L. Schloz and Michael A. Kramarz as their true and lawful attorneys-in-fact and agents, with full power of substitution, with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Form 10-KSB, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Stanley L. Schloz                             Date:  December 14, 2004
   ------------------------------------
          Stanley L. Schloz, President

By:  /s/  Michael A. Kramarz                            Date:  December 14, 2004
   ------------------------------------
          Michael A. Kramarz,
          Chief Financial Officer

By:  /s/  Kelvin Wilbore                                Date:  December 14, 2004
   ------------------------------------
          Kelvin Wilbore,
          Chief Operations Officer

By:  /s/  Anthony Silverman                             Date:  December 14, 2004
   ------------------------------------
          Anthony Silverman, Director

By:  /s/  Richard Bourke                                Date:  December 14, 2004
   ------------------------------------
          Richard Bourke, Director

By:  /s/  Marco Messina                                 Date:  December 14, 2004
   ------------------------------------
          Marco Messina, Director