Form 10QSB
period 2004-11-30
BESTNET COMMUNICATIONS CORP
filed 2005-01-14
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended November 30, 2004

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

Check whether the issuer (1) filed all report required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]   No  [ ]

As of December 28, 2004 there were 41,316,364 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes  [ ]   No  [X]


================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
            FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004 AND 2003


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS -- November 30, 2004(unaudited)
and August 31, 2004                                                           3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED NOVEMBER 30, 2004 AND 2003                                              4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED NOVEMBER 30, 2004 AND 2003                                              5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                6

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OPERATIONS OVERVIEW                                                          12

BUSINESS OF BESTNET AND SUBSIDIARIES                                         14

LIQUIDITY AND CAPITAL RESOURCES                                              18

CRITICAL ACCOUNTING POLICIES                                                 19

RESULTS OF OPERATIONS                                                        20

INFLATION                                                                    21

ITEM 3. Controls and Procedures                                              21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

ITEM 3. Defaults upon Senior Securities                                      23

ITEM 4. Submission of Matters to a Vote of Security Holders                  23

ITEM 5. Other Information                                                    23

ITEM 6. Exhibits and Reports on Form 8-K                                     23



                          PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                 BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                November 30,     August 31,
                                                    ASSETS                          2004             2004
                                                    ------                          ----             ----
                                                                                 (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                                    $    136,755    $    405,299
   Accounts receivable, less allowance of
      $8,484 and $9,606                                                               75,176          78,080
   Prepaid expenses and other current assets                                          92,689          38,407
                                                                                ------------    ------------
      Total current assets                                                           304,620         349,999

Property and equipment, net of accumulated
   depreciation of $3,479,789 and $3,783,695                                         330,818         351,298
Deposits and other assets                                                             51,581          50,607
                                                                                ------------    ------------

          Total assets                                                          $    687,019    $    923,691
                                                                                ============    ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

                                                  LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                                   $      5,148    $      5,006
   Accounts payable and accrued expenses                                             193,864         239,934
   Convertible notes payable, net of discount of $0 and $17,760                       59,678          36,499
   Notes payable - related parties                                                   138,000         160,000
   Deferred revenue                                                                   12,249          11,559
                                                                                ------------    ------------
      Total current liabilities                                                      408,939         452,998

Long-Term Liabilities:
   Capital lease obligations, long-term portion                                        1,379           2,721
                                                                                ------------    ------------
      Total long-term liabilities                                                      1,379           2,721
                                                                                ------------    ------------

          Total liabilities                                                          410,318         455,719
                                                                                ------------    ------------

                       STOCKHOLDERS EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   1,595,129 and 1,413,544 shares issued and outstanding at November 30, 2004
   and August 31, 2004                                                                 1,595           1,413
Common stock, par value $.001 per share; 100,000,000 shares authorized;
   43,091,686 issued and 41,191,686 outstanding at November 30, 2004; and
   42,435,026 shares issued and 40,535,026 shares outstanding
   at August 31, 2004                                                                 43,092          42,435
Additional paid-in capital                                                        36,816,928      36,738,292
Accumulated deficit                                                              (35,702,469)    (35,402,168)
Common stock subscribed, underlying common shares of 124,678                          29,555            --
                                                                                ------------    ------------

                                                                                                   1,188,701
                                                                                                   1,379,972
Less treasury stock, 1,900,000 common shares, at cost                               (912,000)       (912,000)
                                                                                ------------    ------------

          Total stockholders' equity                                                 276,701         467,972
                                                                                ------------    ------------

          Total liabilities and stockholders' equity                            $    687,019    $    923,691
                                                                                ============    ============


                    See accompanying notes to condensed consolidated financial statements.

                                                      3



                   BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003



                                                         2004              2003
                                                         ----              ----
                                                      (UNAUDITED)     (UNAUDITED)
Revenues                                             $    400,304    $    545,027
                                                     ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                253,583         377,697
   General and administrative expenses                    376,108         341,494
   Depreciation and amortization                           43,733         504,379
                                                     ------------    ------------
          Total expenses                                  673,424       1,223,570
                                                     ------------    ------------

          Loss from operations                           (273,120)       (678,543)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            636             330
   Interest and finance charges                           (23,440)       (146,772)
   Conversion expense (See Note 5)                           --          (541,182)
   Other income (expense)                                  (4,377)          1,214
                                                     ------------    ------------

          Total other expense                             (27,181)       (686,410)
                                                     ------------    ------------

          Loss available to common shareholders      $   (300,301)   $ (1,364,953)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.01)   $       (.05)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   40,674,424      28,408,756
                                                     ============    ============


      See accompanying notes to condensed consolidated financial statements.

                                        4



                               BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003



                                                                                  2004           2003
                                                                                  ----           ----
                                                                               (UNAUDITED)    (UNAUDITED)
Operating activities:
   Net loss                                                                   $  (300,301)   $(1,364,953)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                   43,733        504,379
   Non-cash transactions                                                           91,474        677,526
   Changes in assets and liabilities:
      Accounts receivable                                                           2,904         (5,763)
      Prepaid expenses and other current assets                                    13,718         32,439
      Deposits and other assets                                                      (974)        43,256
      Accounts payable and accrued expenses                                       (46,070)        46,877
      Deferred revenue                                                                690            235
                                                                              -----------    -----------

          Net cash used in operating activities                                  (194,826)       (66,004)
                                                                              -----------    -----------

Investing activities:
   Purchase of property and equipment                                             (23,253)       (18,001)
                                                                              -----------    -----------

          Net cash used in investing activities                                   (23,253)       (18,001)
                                                                              -----------    -----------

Financing activities:
   Repayment of notes payable                                                     (49,265)       (16,696)
   Principal payments on capital lease obligation                                  (1,200)        (1,439)
                                                                              -----------    -----------

          Net cash provided by (used in) financing activities                     (50,465)       (18,135)
                                                                              -----------    -----------

          Net decrease in cash                                                   (268,544)      (102,140)

Cash and cash equivalents, beginning of period                                    405,299        226,559
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $   136,755    $   124,419
                                                                              ===========    ===========


                  See accompanying notes to condensed consolidated financial statements.

                                                    5

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2004, included in its Form 10-KSB for such fiscal period.

     Operating results for the three-month period ended November 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004.

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

NOTE 2 -- PER SHARE DATA

     Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations, for the three-month period ended November 30, 2004 include current shares outstanding and those included in the Unit offering completed on March 30, 2003 (See Note
4).

NOTE 3 -- TRANSACTIONS WITH SOFTALK, INC.

     The Company is in the business of providing communication solutions to its customers using the network infrastructure, proprietary technology and applications it owns. Softalk, Inc. ("Softalk"), is a privately-owned Ontario, Canada corporation, who was a significant shareholder of the Company and owns the patented methodology currently used in some of our solutions. We have an exclusive license to Softalk's patented methodology for commercial accounts.

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

     o 1,900,000 shares of our common stock held by Softalk, were returned to us as treasury stock at a time when the bid and ask prices on the OTC BULLETIN BOARD were $.26 and $.29 respectively; and

     o Softalk agreed that 1,900,000 additional shares of our common stock that it continued to hold would be sold at a rate no greater than 100,000 shares per month over a period of 19 months from the settlement date, with the right to carry over to future periods any unsold portion of such 100,000 shares per month.

     We believe that as of December 28, 2004, Softalk had sold 1,500,000 shares in the market. We understand that Softalk wishes to sell its remaining 400,000 shares at the rate of 100,000 shares per month, subject to our prior written consent, as is provided in the settlement agreement described above.

     On March 26, 2004, we received a notice from Softalk alleging a breach of the confidentiality and change of control provisions of the Softalk License and of that portion of the settlement agreement (described above) providing for the release for sale of BestNet Communications common shares held by Softalk, and stating that Softalk wished to terminate the License and demanding arbitration of the issues. After discussions between respective counsels for the parties, it was agreed to stay all proceedings pending further negotiations. After consultation with counsel, we do not believe that we are in default under the Softalk License or the settlement agreement. We have advised Softalk, however, that we believe that Softalk is in breach of the Softalk License in that it is competing with us for commercial customers notwithstanding that the Softalk License grants us exclusive rights in that market.

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

     March 12, 2004 - On March 12, 2004, the Company completed the private placement of units pursuant to the terms of a Unit Purchase Agreement (the "Units") with an accredited investor and related party, resulting in gross proceeds to the Company of approximately $60,000. The Company issued an aggregate of 200,000 Units at a per Unit purchase price of $0.30. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). In August 2004, these units were split into their underlying securities.

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

     During the first quarter of fiscal 2004, we defaulted in the payment of amounts due under the 6% Convertible Promissory Notes. As an incentive to convert, accredited investors were offered a new conversion proposal. Under the terms of this proposal, the Note would be convertible into the Company's common stock at a conversion price of $.15 per share. In addition, the warrants associated with this Note and Warrant Purchase Agreement would be cancelled. On or before November 30, 2003, four investors elected to convert their principal and accrued interest into common stock. The principal of $220,000 and accrued interest of approximately $2,600 was converted into 1,484,311 shares of common stock. In conjunction with this induced conversion, $541,182 was recorded as conversion expense and is presented in the other income and expense section of the accompanying condensed consolidated statement of operations.

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

     Effective May 19, 2004, an investor holding $200,000 in aggregate principal of notes issued by the Company, plus accrued interest of $10,187, elected to convert the note into 2,101,865 common shares. These shares were issued in June 2004,

     During the fourth quarter of fiscal 2004, investors holding $220,500 in aggregate principal of notes issued by the Company, plus accrued interest of $13,296, elected to convert the notes into 2,512,960 common shares.

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

     On July 8, 2004, one accredited investor, a related party, elected to convert $25,000 face value plus $1,270 of accrued interest into 87,565 of the Company's units. As of August 31, 2004, approximately $3,300 of interest was accrued as payable to the remaining investor. On November 18, 2004, the remaining note holder elected to convert $50,000 face value plus $4,475 of accrued interest into 181,585 shares of the Company's units.

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

Note Payable

     On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on November 1, 2004. As of November 30, 2004, the principal balance of the note is $59,678.



NOTE 6 -- RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to conform fiscal 2004 information to the presentation of fiscal 2005 information. The reclassifications have no effect on net income.


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

     Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS no. 123, pro forma net income
(loss) and net income (loss) per share would have been as follows:


                                                                             Three Months Ended
                                                                                  November 30
                                                                               2004          2003
                                                                           -----------   -----------
         Net loss                                                          $  (300,301)  $(1,364,953)
         Pro forma compensation expense for stock options                      (72,312)     (127,063)
                                                                           -----------   -----------
         Pro forma net loss                                                $  (372,613)  $(1,492,016)
                                                                           ===========   ===========
         Pro forma loss per share available to common stockholders         $      (.01)  $      (.05)
                                                                           ===========   ===========


NOTE 8  -- SUBSEQUENT EVENTS

     On December 21, 2004, the Company entered into a note payable agreement to finance $4,001 of general and liability insurance premiums. The note bears interest at a rate of 13% per annum and is due in nine monthly installments of $469, including principal and interest, beginning on January 21, 2005.

     On January 4, 2005, the Company announced the execution of a Letter of Intent between BestNet Communications Corp. and Pacific Biometrics, Inc. Under the terms and conditions of the Letter, the companies agree to negotiate the terms of (a) a Stock Purchase Agreement and (b) an Asset Purchase and Management
Agreement. Under the proposed Stock Purchase Agreement, PBI agrees to issue series A convertible preferred stock, representing 25% of the voting power, in PBI Technology, Inc. (PBI Tech), a wholly owned subsidiary of PBI, to BestNet at an aggregate purchase price of $1,000,000. Under the proposed Asset Purchase and Management Agreement, Dharma, Inc., a wholly owned subsidiary of BestNet, will
(i) purchase all assets relating to PBI's proprietary Osteopatch(TM) and SalivaSac(TM) technologies, subject to certain restrictions, and (ii) engage PBI
Tech to manage the further development and application of the Osteopatch(TM) and SalivaSac(TM) technologies, in consideration for which BestNet will (i) issue to PBI shares and warrants up to a total of 25% of the outstanding shares (fully diluted) of BestNet, and (ii) fund operations of Dharma in the amount of $500,000.

     On January 10, 2005, the Company announced approval by its Board of Director to split the Company's outstanding units into the securities comprising such units. The units are currently traded under the symbol BESCU. Each unit presently consists of: three shares of common stock; one share of Series A
Convertible Preferred Stock; and one warrant to purchase a share of common stock at a per share exercise price of $0.30. Each share of Series A Convertible
Preferred Stock is convertible into two shares of common stock at a conversion price of $.10 per common share. An aggregate of 3,190,258 shares of common stock are issuable upon conversion of the shares of Series A Convertible Preferred
Stock underlying the units. The Company will receive net proceeds of approximately $319,000 assuming all of the shares of Series A Convertible
Preferred Stock are converted into shares of common stock. Each holder's right to split the units into the underlying securities is contingent upon the conversion of the underlying shares of Series A Convertible Preferred Stock into common stock on or prior to February 24, 2005. All units that have not been split by such date will continue to trade as units on the Pink Sheets.

                                       10

NOTE 9 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2005. Management has been successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce its working capital needs. The Company requires and continues to pursue additional capital for growth and strategic plan implementation.

NOTE 10 - PENDING ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement No. 151 ("SFAS 151"), "Inventory Cost - An Amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. It requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. Currently, we do not have any inventory, accordingly, adoption of SFAS 151 does not have a significant impact on our financial statements.

     In December 2004, the FASB issued Statement No. 152 ("SFAS 152"), "Accounting for Real Estate Time-Sharing Transactions - An Amendment of Statements 66 and 67." SFAS 152 amends SFAS 66 and 67 to reference the financial accounting and reporting guidance for real estate time-sharing transactions and to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Currently, the Company does not have any real estate transactions. Accordingly, adoption of SFAS 152 does not have a significant impact on our financial statements.

     In December 2004, the FASB issued Statement No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of SFAS 153 does not have a significant impact on our financial statements.

     In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment". This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It requires that the fair-value-based method be used to account for these transactions for all public entities. This Statement is effective for small business issuers for the first reporting period after December 15, 2005 and will effect any stock based compensation issued after that date.

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

     This report should be read in conjunction with our Annual report on Form 10-KSB for the fiscal year ended August 31, 2004.

OPERATIONS OVERVIEW


     Revenues for the three-month period ended November 30, 2004 decreased by 26% over the comparable period in fiscal 2004. Prior to the September Caribbean hurricanes, approximately 28% of our revenue is normally derived from the Cayman Islands in the Caribbean. The recent hurricanes in the Caribbean area disrupted telephone communications and caused our revenue to decline by approximately 21% beginning during the second week of September 2004. Although we are beginning to regain that revenue, we cannot predict whether or when it will be completely restored or whether such a natural or other disaster will occur in the future. Our revenue usually declines during the month of December because of the effect of the holidays during that period.

     Cost of revenues, as a percent of revenues, decreased by 6% for the three-month period ended November 30, 2004, as compared to the same period in fiscal 2004. The decrease in this percentage was due principally to the routing of calls on our network through the highest quality, most cost effective carriers. Our most significant costs of providing services include fees paid to wholesalers for telephone line access, connectivity to our wholesalers, "merchant fees" paid to credit card companies for processing customer payments, and sales commissions paid to agents. For the three-month period ended November 30, 2004, contribution margin increased to 37% as compared to 31% for the same period in fiscal 2004. We believe we can maintain this contribution margin while concentrating on our revenue growth.

     General and administrative costs increased by 6% for the three-month period ended November 30, 2004, as compared to the same period in fiscal 2004. This increase was due principally to the issuance of stock for consulting services of approximately $54,000. We continue to focus our efforts on reducing the monthly amount of cash consumed by current operations, while still investing to grow the business. We continue to work to surpass breakeven as quickly as possible.

     Depreciation and amortization expenses decreased to $43,733 for the three-month period ended November 30, 2004, from $504,379 for the comparable period in fiscal 2004. Our Board of Directors has concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, has been reduced to zero, as reported on our Form 10-KSB for the fiscal year ended August 31, 2004, because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     Interest income increased to $636 for the three-month period ended November 30, 2004, from $330 for the comparable period in fiscal 2004 due primarily to a larger average cash balance in the Company's money market account.

     Interest and finance charges decreased to $146,772 for the three-month period ended November 30, 2003, from $188,188 for the comparable period in fiscal 2003. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions.

     Conversion expense increased to $541,182 for the three-month period ended November 30, 2003 from $0 in the comparable period in fiscal 2003. During the first quarter of fiscal 2004, the Company's 6% convertible Notes Payable went into default as they were past due. The Company, as an incentive to convert, offered holders of the Convertible Notes Payable a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes Payable would be returned to the Company. This modified conversion rate represents a significant decline from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes Payable have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes Payable, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

     First quarter 2005 loss per common share, basic and diluted, decreased to $(.01) from $(.05) in the first quarter 2004, with 40,674,424 and 28,408,756 common shares outstanding, respectively.

BUSINESS OF BESTNET AND SUBSIDIARIES

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

     The Internet technology we use is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. The patent will expire in 2021. See Part II, ITEM 1, "LEGAL PROCEEDINGS", below, for a description of disputes between us and Softalk.

     We have never achieved a positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. In October 2003, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations. Success in these efforts and plans will depend on our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other assets that may be required. See "CUSTOMERS AND MARKETING" below in this section.

NEW FIELD OF BUSINESS

     As an alternative method of realizing value for our shareholders, we are exploring whether to enter a new field of business by seeking to participate in the bio-tech industry. We are in the process of establishing a new subsidiary for this purpose. On January 4, 2005, the Company announced the execution of a Letter of Intent between BestNet Communications Corp. and Pacific Biometrics, Inc. Under the terms and conditions of the Letter, the companies agree to negotiate the terms of (a) a Stock Purchase Agreement and (b) an Asset Purchase and Management Agreement. Under the proposed Stock Purchase Agreement, PBI agrees to issue series A convertible preferred stock, representing 25% of the voting power, in PBI Technology, Inc. (PBI Tech), a wholly owned subsidiary of PBI, to BestNet at an aggregate purchase price of $1,000,000. Under the proposed Asset Purchase and Management Agreement, Dharma, Inc., a wholly owned subsidiary of BestNet, will (i) purchase all assets relating to PBI's proprietary Osteopatch(TM) and SalivaSac(TM) technologies, subject to certain restrictions, and (ii) engage PBI Tech to manage the further development and application of the Osteopatch(TM) and SalivaSac(TM) technologies, in consideration for which BestNet will (i) issue to PBI shares and warrants up to a total of 25% of the outstanding shares (fully diluted) of BestNet, and (ii) fund operations of Dharma in the amount of $500,000. We consider this a high risk business but one in which the potential rewards for success can be substantial. Our ability to enter the new business will be dependent on our ability to obtain sufficient financing for the purpose and there is no assurance of any success in this regard.

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

     We offer two additional services, developed by us that we believe are not subject to the Softalk License:

     "SMS Call", a method of initiating calls through mobile telephones, via a text message, without the use of the Internet, and

     "DialCall", a method of initiating calls, by dialing a specified North American toll free number, without the use of the Internet. A variation permits a party to join in a conference call already in progress by dialing into a specified North American toll free number.

     We also developed and apply a program called OpenCall which is an Application Program Interface or "API", which permits an independent distributor or agent to offer our services under its own name but which in fact connects its customers to our system.

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

     During the 2004 fiscal year our development efforts included the development of the "OpenCall" and "DialCall" programs described above, enhancing various features of our system and improving our website. We are engaged in a number of research and development efforts to improve and enhance our existing services and to develop new ones, including VoIP, which, if successful, will enable us to offer services with greater efficiency and at lower prices. All of our research and development efforts are subject to our ability to obtain sufficient funding.

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

     Our new marketing plan is directed at increasing the volume of calls placed through our system, thereby increasing revenue relative to overhead expense and achieving a positive cash flow. Under this plan we have improved our website and begun a search engine optimization effort or "SEO". The SEO involves engaging a consultant and placing key words within our website that will assure that when members of the public search on the internet for discount telephone providers, a link to our "BestNet" service will appear at or near the top of the resulting list. In addition, members of our management, including some of our Directors, are engaged in an effort to increase the number of "agents" selling our services. Agents use their private labeled websites to solicit customers, thus connecting their customers to our system. Some agents maintain websites that have a link to our website, thereby directing customers to us. Other agents contract to provide call services to their customers but fulfill their obligations by connecting their customers to our system. We pay both types of agent a commission based on the amount of revenue they produce for us. As of the date of this Report, there are ten agents who, in the aggregate, presently generate approximately 14% of our revenue. These agents are located in Brazil, Peru, Mexico, Costa Rica, Venezuela, Spain, Australia, South Africa, United States and Lebanon.

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

OPERATIONS

     Technical. We connect our customers to telephone lines by the use of hardware and network switching equipment. We maintain that equipment in Toronto and in New York City on the premises of co-locations facilities that connect us to the worldwide telephone circuits. When a customer initiates a call, he or she connects to our web server, located in Grand Rapids, Michigan, which is connected to our customer database and then to our PSTN switches. One of these two switches (in Toronto or New York) places the calls through to the wholesale circuits. Technical operations are conducted at our location in Toronto, Canada, by a group of three contractors under the direction of our Chief Operating Officer, who is located there. That group monitors the system to assure continuous uninterrupted operations and quality control, maintains an anti-virus effort to prevent willful interference with our system, assists in customer support, and also carries out our research, development and implementation efforts, including continuous enhancements and improvements to our system.

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

     Our Board of Directors has concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, has been reduced to zero, as reported on our Form 10-KSB for the fiscal year ended August 31, 2004, because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

     At November 30, 2004, the Company had cash of $136,755. The Company does not generate income sufficient to offset the costs of its operations. As a result, it has historically relied upon the issuance of debt or equity in order to raise capital.

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

     Our Board of Directors has concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, has been reduced to zero, as reported on our Form 10-KSB for the fiscal year ended August 31, 2004, because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2004, TO THE THREE-MONTH PERIOD ENDED NOVEMEBER 30, 2003.

Revenues

     Revenues decreased to $400,304 for the three-month period ended November 30, 2004, compared to $545,027 for the comparable period in fiscal 2004. Prior to the September Caribbean hurricanes, approximately 28% of our revenue is normally derived from the Cayman Islands in the Caribbean. The recent hurricanes in the Caribbean area disrupted telephone communications and caused our revenue to decline by approximately 21% beginning during the second week of September 2004. Although we are beginning to regain that revenue, we cannot predict whether or when it will be completely restored or whether such a natural or other disaster will occur in the future. Our revenue usually declines during the month of December because of the effect of the holidays during that period. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

Cost of Revenues

     Cost of revenues decreased to $253,583 for the three-month period ended November 30, 2004, from $377,697 for the comparable period in fiscal 2004. The decrease in cost of revenues was related to decreased usage of our network and the increase of our contribution margin to 37% from 31% in fiscal 2004. We are taking further steps to maintain these contribution margins.

General and Administrative Expenses

     General and administrative expenses increased to $362,165 for the three-month period ended November 30, 2004, from $341,494 for the comparable period in fiscal 2004. Payroll and related expenses decreased to $91,005 for the three-month period ended November 30, 2004, from $163,873 for the comparable period in fiscal 2004 reflecting our reduction in executive personnel. Legal and professional fees decreased to $4,594 for the three-month period ended November 30, 2004, from $9,929 for the comparable period in fiscal 2004, reflecting a settlement in charges owed to our law firm. Sales and commodity taxes decreased to $2,738 for the three-month period ended November 30, 2004, from $5,481 for the comparable period in fiscal 2004 due to the decrease in revenue for the first quarter of fiscal 2005. Marketing/Consulting expense increased to $147,512 for the three-month period ended November 30, 2004, from $5,748 for the comparable period in fiscal 2004 due principally to marketing and consulting contracts with an outside vendor and our directors. Approximately $54,000 of this increase was expenses related to the issuance of stock for services. Accounting fees increased to $22,775 for the three-month period ended November 30, 2004, from $21,086 for the comparable period in fiscal 2004. Outside services expense decreased to $20,458 for the three-month period ended November 30, 2004, from $22,215 for the comparable period in fiscal 2004, due to expenses incurred with improvements made to our network operations. Investor Relations expense decreased to $4,395 for the three-month period ended November 30, 2004, from $21,775 for the comparable period in fiscal 2003, due principally from the cost of our annual shareholder meeting held during the first quarter of fiscal 2004. Continued select cost reductions are having a positive impact on general and administrative expenses bringing us closer to breakeven.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased to $43,733 for the three-month period ended November 30, 2004, from $504,379 for the comparable period in fiscal 2004. Our Board of Directors has concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, has been reduced to zero, as reported on our Form 10-KSB for the fiscal year ended August 31, 2004, because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

Interest Income

     Interest income increased to $636 for the three-month period ended November 30, 2004, from $330 for the comparable period in fiscal 2004 due primarily to a larger average cash balance in the Company's money market account.

Interest and Finance Charges and Conversion Expenses

     Interest and finance charges decreased to $24,948 for the three-month period ended November 30, 2004, from $146,772 for the comparable period in fiscal 2004. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions. Most of these convertible notes were converted into common stock by the end of fiscal 2004.

     Conversion expense decreased to $0 for the three-month period ended November 30, 2004 from $541,182 in the comparable period in fiscal 2004. During the first quarter of fiscal 2004, the Company defaulted in the payment of its 6% convertible Notes Payable. The Company, as an incentive to convert, offered holders of the Convertible Notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes would be returned to the Company. This modified conversion rate represents a significant decrease from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

Preferred Declared and Deemed Dividends

     None.

INFLATION

     Although the Company's operations are influenced by general economic trends and technology advances in the telecommunications industry, the Company does not believe that inflation has had a material effect on its operations.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2004, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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


Dated: January 14, 2005                     BESTNET COMMUNICATIONS CORP.


                                            By:  /s/  Stanley L. Schloz
                                               --------------------------------
                                                      Stanley L. Schloz,
                                                      President and Director

                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz,
                                                      Chief Financial Officer

                                            By:  /s/  Kelvin Wilbore
                                               --------------------------------
                                                      Kelvin Wilbore,
                                                      Chief Operations Officer

                                            By:  /s/  Marco Messina
                                               --------------------------------
                                                      Marco Messina, Director

                                            By:  /s/  Anthony Silverman
                                               --------------------------------
                                                      Anthony Silverman,
                                                      Director

                                            By:  /s/  Barry K. Griffith
                                               --------------------------------
                                                      Barry K. Griffith,
                                                      Director

                                            By:  /s/  Richard Bourke
                                               --------------------------------
                                                      Richard Bourke, Director