Form 10QSB
period 2005-02-28
BESTNET COMMUNICATIONS CORP
filed 2005-04-14
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934.

     For the quarterly period ended February 28, 2005.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

     For the transition period from               to              .
                                    --------------  --------------

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

As of March 31, 2005 there were 43,652,298 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes  [ ]  No  [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                                            PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS -- February 28, 2005
(unaudited) and August 31, 2004                                               3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004                    4


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004                      5


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004                      6
FEBRUARY 29, 2004

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                7

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OVERVIEW                                                                      10

RESULTS OF OPERATIONS                                                         10

LIQUIDITY AND CAPITAL RESOURCES                                               12

CRITICAL ACCOUNTING POLICIES                                                  13

INFLATION                                                                     13

ITEM 3. Controls and Procedures                                               13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     14

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           14

ITEM 3. Defaults upon Senior Securities                                       14

ITEM 4. Submission of Matters to a Vote of Security Holders                   14

ITEM 5. Other Information                                                     14

ITEM 6. Exhibits and Reports on Form 8-K                                      14



                          PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                   BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      February 28,     August 31,
                                                      ASSETS                             2005            2004
                                                      ------                             ----            ----
                                                                                      (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                                         $    201,088    $    405,299
   Accounts receivable, less allowance of
      $7,929 and $9,606                                                                    64,219          78,080
   Prepaid expenses and other current assets                                               75,997          38,407
                                                                                     ------------    ------------
      Total current assets                                                                341,304         349,999

Property and equipment, net of accumulated
   depreciation of $3,524,520 and $3,783,695                                              294,165         351,298
Deposits and other assets                                                                  84,502          50,607
                                                                                     ------------    ------------

          Total assets                                                               $    719,971    $    923,691
                                                                                     ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                                        $      5,294    $      5,006
   Accounts payable and accrued expenses                                                  228,915         239,934
   Convertible notes payable, net of discount of $0 and $17,760                            37,555          36,499
   Notes payable - related parties                                                        128,000         160,000
   Deferred revenue                                                                        13,664          11,559
                                                                                     ------------    ------------
      Total current liabilities                                                           413,428         452,998

Long-Term Liabilities:
   Capital lease obligations, long-term portion                                              --             2,721
                                                                                     ------------    ------------
      Total long-term liabilities                                                            --             2,721
                                                                                     ------------    ------------

          Total liabilities                                                               413,428         455,719
                                                                                     ------------    ------------

                                                STOCKHOLDERS EQUITY
                                                -------------------

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   443,162 and 1,413,544 shares issued and outstanding at February 28, 2005
   and August 31, 2004                                                                        443           1,413
Common stock, par value $.001 per share; 100,000,000 shares authorized;
   45,552,298 issued and 43,652,298 outstanding at February 28, 2005; and
   42,435,026 shares issued and 40,535,026 shares outstanding
   at August 31, 2004                                                                      45,552          42,435
Additional paid-in capital                                                             37,081,968      36,738,292
Accumulated deficit                                                                   (35,909,420)    (35,402,168)
                                                                                     ------------    ------------

                                                                                                        1,218,543
                                                                                                        1,379,972
Less treasury stock, 1,900,000 common shares, at cost                                    (912,000)       (912,000)
                                                                                     ------------    ------------

          Total stockholders' equity                                                      306,543         467,972
                                                                                     ------------    ------------

          Total liabilities and stockholders' equity                                 $    719,971    $    923,691
                                                                                     ============    ============


                      See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                         2005            2004
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)
Revenues                                             $    383,201    $    552,477
                                                     ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                255,007         363,394
   General and administrative expenses                    285,491         410,931
   Depreciation and amortization                           44,730         506,473
                                                     ------------    ------------
          Total expenses                                  585,228       1,280,798
                                                     ------------    ------------

          Loss from operations                           (202,027)       (728,321)
                                                     ------------    ------------

Other income (expense):
   Interest income                                             56              55
   Interest and finance charges                            (4,233)       (159,016)
   Other income (expense)                                    (746)         (1,465)
                                                     ------------    ------------

          Total other expense                              (4,923)       (160,426)
                                                     ------------    ------------

          Loss available to common shareholders      $   (206,950)   $   (888,747)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.00)   $       (.03)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   41,535,888      29,622,415
                                                     ============    ============


      See accompanying notes to condensed consolidated financial statements.

                   BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                         2005            2004
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)

Revenues                                             $    783,505    $  1,097,503
                                                     ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                508,590         741,091
   General and administrative expenses                    661,599         752,425
   Depreciation and amortization                           88,463       1,010,851
                                                     ------------    ------------
          Total expenses                                1,258,652       2,504,367
                                                     ------------    ------------

          Loss from operations                           (475,147)     (1,406,864)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            692             385
   Interest and finance charges                           (27,672)       (305,788)
   Conversion expense (See Note 5)                           --          (541,182)
   Other income (expense)                                  (5,124)           (251)
                                                     ------------    ------------

          Total other expense                             (32,104)       (846,836)
                                                     ------------    ------------

          Loss available to common shareholders      $   (507,251)   $ (2,253,700)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.01)   $       (.08)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   42,388,616      29,671,838
                                                     ============    ============

      See accompanying notes to condensed consolidated financial statements.

                                 BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                                                      2005           2004
                                                                                      ----           ----
                                                                                   (UNAUDITED)   (UNAUDITED)
Operating activities:
   Net loss                                                                       $  (507,252)   $(2,253,700)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                       88,463      1,010,851
   Non-cash transactions                                                               97,873        905,343
   Changes in assets and liabilities:
      Accounts receivable                                                              13,861         (7,870)
      Prepaid expenses and other current assets                                        34,411         53,072
      Deposits and other assets                                                       (33,895)        43,329
      Accounts payable and accrued expenses                                           (11,019)        (7,942)
      Deferred revenue                                                                  2,105            195
                                                                                  -----------    -----------

          Net cash used in operating activities                                      (315,453)      (256,722)
                                                                                  -----------    -----------

Investing activities:
   Purchase of property and equipment                                                 (31,330)       (36,718)
                                                                                  -----------    -----------

          Net cash used in investing activities                                       (31,330)       (36,718)
                                                                                  -----------    -----------

Financing activities:
   Proceeds from issuance of notes payable                                               --          135,000
   Proceeds from conversion of units                                                  230,393           --
   Repayment of notes payable                                                         (85,388)       (43,882)
   Principal payments on capital lease obligation                                      (2,433)        (2,917)
                                                                                  -----------    -----------

          Net cash provided by financing activities                                   142,572         88,201
                                                                                  -----------    -----------

          Net increase (decrease) in cash                                             204,211       (205,239)

Cash and cash equivalents, beginning of period                                        405,299        226,559
                                                                                  -----------    -----------

Cash and cash equivalents, end of period                                          $   201,088    $    21,320
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

     Operating results for the six-month period ended February 28, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

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

NOTE 2 -- PER SHARE DATA

     Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations, for the three-month and six-month periods ended February 28, 2005 include current shares outstanding and those included in the Unit offering completed on March 30, 2003 (See Note 3). As of February 29, 2005 and February 28, 2004 there were 10,966,786 and 23,698,823 potentially dilutive shares.

NOTE 3 -- UNIT OFFERING

     In January 2005, the Company's Board of Directors approved the splitting of its outstanding Units into their underlying securities. As a condition to this Unit split, the Board required that the unit holders convert their Series A Convertible Preferred Stock at the time of the split. During January and February 2005, 1,151,967 units were split into their underlying securities. 1,151,967 shares of Series A Convertible Preferred stock were converted into 2,303,934 shares of common stock. In addition, 1,151,967 warrants were also delivered to those investors who converted their units. We received proceeds of approximately $230,000 from this transaction due to the conversion of the Series A Convertible Preferred Stock into common stock at the rate of $0.20 per share of preferred stock.

NOTE 4 -- NOTES PAYABLE

Note Payable

     On February 13, 2004, the Company entered into a Note Purchase Agreement with Anthony Silverman, a member of the Company's Board of Directors and Executive Committee, which yielded $60,000 in bridge financing to the Company. The promissory note has a term of 1-year and bears an interest rate of 10% per annum. Interest is payable quarterly on this note. On March 23, 2005 this note wad paid in full as a result of the issuance of our Convertible Promissory Notes. See Note 7 - Subsequent Events for more information on this transaction.

     On May 3, 2004, the Company entered into a Note Purchase Agreement with Anthony Silverman, a member of the Company's Board of Directors and Executive Committee, which yielded $60,000 in bridge financing to the Company. The promissory note has a term of one year and bears an interest rate of 10% per annum. Interest is payable monthly on this note. On March 23, 2005 this note wad paid in full as a result of the issuance of our Convertible Promissory Notes. See Note 7 - Subsequent Events for more information on this transaction.

     On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on November 1, 2004. As of February 28, 2005, the principal balance of the note is $34,410.



     On December 29, 2004, the Company entered into a note payable agreement to finance $4,001 of general and liability insurance premiums. The note bears interest at a rate of 13.00% per annum and is due in nine monthly installments of $469, including principal and interest, beginning on January 21, 2005. As of February 28, 2005, the principal balance of the note is $3,145.

     On December 13, 2004, the Company issued a promissory note to Richard
Bourke in the principal amount of $12,000 and another note to Marco Messina in the principal amount of $6,000. Both Mr. Bourke and Mr. Messina are members of our Board of Directors and each note was issued in consideration of services rendered. Each note is due and payable on April 10, 2005. If not paid when due, each note will begin to accrue interest at the rate of 12% per annum. These notes were paid in full on April 10, 2005.


NOTE 5 -- RECLASSIFICATIONS AND RESTATEMENTS

     Certain reclassifications have been made to conform fiscal 2004 information to the presentation of fiscal 2005 information. The reclassifications have no effect on net income.


NOTE 6 -- STOCK BASED COMPENSATION

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

     Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS no. 123, pro forma net income
(loss) and net income (loss) per share would have been as follows:


                                                    Six Months Ended February      Three Months Ended February
                                                     28, 2005 and February 29,       28, 2005 and February 29,
                                                               2004                            2004
                                                       2005            2004            2005            2004
                                                       ----            ----            ----            ----
Net Loss                                           $   (507,251)   $ (2,253,700)   $   (206,950)   $   (888,747)
Pro forma compensation expense for stock options        (93,747)       (382,338)        (21,435)       (170,566)
                                                   ------------    ------------    ------------    ------------
Pro forma net loss                                 $   (600,998)   $ (2,636,038)   $   (228,385)   $  1,059,313)
                                                   ============    ============    ============    ============
Pro forma loss per share available to common
shareholders                                       $       (.01)   $       (.09)   $       (.00)   $       (.04)
                                                   ============    ============    ============    ============
Weighted  average number of shares outstanding,
basic and diluted                                    42,388,616      29,671,838      41,535,888      29,622,415
                                                   ============    ============    ============    ============


NOTE 7  -- SUBSEQUENT EVENTS

         On January 4, 2005, we announced the execution of a Letter of Intent between BestNet Communications Corp. and Pacific Biometrics, Inc, in connection with a proposed investment by us in a subsidiary of Pacific Biometrics. On March
1, 2005, the Company's Board of Directors decided not to proceed with the transaction.

         In February 2005, the Internal Revenue Service audited our revenue records from July 2003 through December 2004 and determined that we are required to collect and remit excise tax on revenues derived from calls placed from our customers who reside in the United States. Accordingly, we were assessed a tax liability of approximately $14,000 for the audit period in question. Going forward, BestNet is expecting a monthly excise tax liability of $800.

     On March 23, 2005, we issued our Convertible Promissory Note in the principal amount of $110,000 to Anthony Silverman. Mr. Silverman is a member of our Board of Directors and Executive Committee. The Note is due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The principal of and any accrued interest under Note is convertible at the option of the Holder into shares of the Registrant's common stock at a conversion price of $0.12 per share. If the Note is converted, the Holder may participate in any registration of securities (with certain exceptions) effected by the Registrant under the Securities Act of 1933 (so-called "piggy-back" rights). The Note is convertible into 916,667 shares of the Company's common stock. The consideration for the Note is the discharge of two existing promissory notes issued by the Registrant to Mr. Silverman, in the aggregate principal amount of $110,000, which notes had been due and payable on March 13, 2005 and May 3, 2005 respectively.


NOTE 8 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2005. Management has been successful in obtaining financing from a member of our Board of Directors. The Company requires and continues to pursue additional capital for revenue growth and strategic plan implementation.


NOTE 9 - PENDING ACCOUNTING PRONOUNCEMENTS


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

OVERVIEW

     BestNet is a long distance phone carrier providing domestic and international long distance, international dialing, teleconferencing services, ClicktoPhone and custom Internet-based communications services based on proprietary technology. Our services are accessed via web browsers, text messaging, standard phones, mobile phones, wireless devices, e-mail and softphones. Services are delivered using standard phone lines and equipment. Our suite of communications products will allow customers to save up to 70% on your existing phone costs, with no contracts.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2005, TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2004.

Revenues

     Revenues decreased to $383,201 during the three-month period ended February 28, 2005, compared to $552,477 during the comparable period in fiscal 2004. Revenues decreased to $783,505 during the six-month period ended February 28, 2005, from $1,097,503 during the comparable period in fiscal 2004. Prior to the Caribbean hurricanes in September 2004, approximately 31% of our revenue was normally derived from the Caribbean. The hurricanes disrupted telephone communications and caused our revenue to decline by approximately 21% beginning during the second week of September 2004. Current Caribbean area minutes used by customers are down approximately 39% from pre-hurricane periods. We cannot predict whether or when it will be completely restored or whether such a natural or other disaster will occur in the future. Our revenue usually declines during the month of December because of the effect of the holidays during that period. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

Cost of Revenues

     Cost of revenues decreased to $255,007 during the three-month period ended February 28, 2005, from $363,394 during the comparable period in fiscal 2004. Cost of revenues decreased to $508,590 during the six-month period ended

February 28, 2005, from $741,091 during the comparable period in fiscal 2004. The decrease was directly related to the decrease in minutes used by customers on our network resulting from the Caribbean hurricanes.

General and Administrative Expenses

     General and administrative expenses decreased to $285,491 during the three-month period ended February 28, 2005, from $410,931 during the comparable period in fiscal 2004. Payroll and related expenses decreased to $89,041 during the three-month period ended February 28, 2005, from $221,823 during the comparable period in fiscal 2004. Salary payments to the Company's officers decreased to $42,387 during the second quarter of fiscal 2005 from $99,798 during the comparable period in fiscal 2004. In addition, our Chief Operating Officer went to part time status beginning February 1, 2005 resulting in monthly salary savings of approximately $7,000. Shares of stock were also issued to certain members of our Board of Directors during the second quarter of fiscal 2004 resulting in a non-cash expense of $64,000. Legal and professional fees increased to $20,579 during the three-month period ended February 28, 2005, from $11,617 during the comparable period in fiscal 2004, reflecting additional legal fees incurred in connection with the prospective transaction with Pacific Biometrics, Inc.

     General and administrative expenses decreased to $661,559 during the six-month period ended February 28, 2005, from $752,425 during the comparable period in fiscal 2004. Payroll and related expenses decreased to $180,047 during the six-month period ended February 28, 2005, from $385,696 during the comparable period in fiscal 2004. Salary payments to the Company's officers decreased to $91,973 during fiscal 2005 from $206,047 during the comparable period in fiscal 2004. In addition, our COO went to part time status beginning February 1, 2005 resulting in monthly salary savings of approximately $7,000. Shares of stock were also issued to certain members of our Board of Directors during the second quarter of fiscal 2004 resulting in a non-cash expense of $64,000. Compensation paid to our President, principally due to electing a new President, decreased to $14,500 during the 2nd quarter of fiscal 2005 from $65,000 during the first quarter of 2005. Of the $65,000, $35,000 was non-cash expense related to the issuance of shares of common stock. We have also reduced director compensation cash payments to $0 beginning in February 2005, saving $3,000 per month. Legal and professional fees increased to $25,173 during the six-month period ended February 28, 2005, from $18,738 during the comparable period in fiscal 2004, reflecting additional legal fees surrounding the potential partnership with Pacific Biometrics, Inc. Marketing and consulting fees increased to $89,257 during the six-month period ended February 28, 2005, from $6,098 during the comparable period in fiscal 2004. During the first six months of fiscal 2005, the Company engaged a firm providing search engine optimization efforts and entered into consulting contracts with one of our directors. As of February 28, 2005, these contracts have been cancelled. Investor relations expenses decreased to $6,975 during the six-month period ended February 28, 2005, from $25,489 during the comparable period in fiscal 2004, the latter amount reflecting the annual meeting costs incurred during fiscal 2004. Accounting fees decreased to $58,848 during the six-month period ended February 28, 2005, from $74,223 during the comparable period in fiscal 2004 due principally to lower audit fees. Sales and commodity taxes decreased to $$5,619 during the six-month period ended February 28, 2005, from $10,881 during the comparable period in fiscal 2004 reflecting the decrease in minutes used on our network due to the Caribbean hurricanes.



Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased to $44,730 for the three-month period ended February 28, 2005, from $506,473 for the comparable period in fiscal 2004. Depreciation and amortization expenses decreased to $88,463 for the six-month period ended February 28, 2005, from $1,010,851 for the comparable period during fiscal 2004. Our Board of Directors has concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, has been reduced to zero, as reported on our Form 10-KSB for the fiscal year ended August 31, 2004, because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

Interest Income

     Interest income was not material during the period.

Interest and Finance Charges and Conversion Expenses

     Interest and finance charges decreased to $4,233 for the three-month period ended February 28, 2005, from $156,016 for the comparable period in fiscal 2004. Interest and finance charges decreased to $27,672 for the six-month period ended February 28, 2005, from $305,788 for the comparable period in fiscal 2004. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions. The majority of these convertible notes were converted into the Company's securities during the 4th Quarter of fiscal 2004.

     There was no conversion expense during the six-month period ended February 28, 2005 as compared with $541,182 during the comparable period in fiscal 2004. During the first quarter of fiscal 2004, the Company defaulted in the payment of its 6% convertible Notes Payable. The Company, as an incentive to convert, offered holders of the Convertible Notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes would be returned to the Company. This modified conversion rate represents a significant decrease from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

Preferred Declared and Deemed Dividends

     None.


LIQUIDITY AND CAPITAL RESOURCES

     We have never achieved a positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. In October 2003, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations. During the second quarter of fiscal 2005, we implemented further cost cutting measures. See general and administrative expenses under "RESULTS OF OPERATIONS" within this document. Success in these efforts and plans, and even our ability to remain in business, will depend on our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other assets that may be required. Our auditors have qualified their opinion on our financial statements reflecting uncertainty as to our ability to continue in business.

     At February 28, 2005, we had cash of $201,088, which is expected to finance operations for approximately 3 months. The Company does not generate income sufficient to offset the costs of its operations. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

     Unless we achieve profitable operations in future periods, obtain additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we will encounter liquidity difficulties and be unable to continue in business. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company.

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

INFLATION

     The Company's operations are influenced by general economic trends and technology advances in the telecommunications industry as well as the changing value of the United States Dollar due to much of our customer base being located outside the United States.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2005, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

     During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to material affect our internal control over financial reporting.

     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     Our involvement in legal proceedings is described in our Annual Report on Form 10-KSB filed with the SEC as of August 31, 2004 and our Quarterly Report on Form 10-QSB filed with the SEC as of November 30, 2004. There have been no changes since then.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 23, 2005, we issued our Convertible Promissory Note in the principal amount of $110,000 to Anthony Silverman. Mr. Silverman is a member of our Board of Directors and Executive Committee. The Note is due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The principal of and any accrued interest under Note is convertible at the option of the Holder into shares of the Registrant's common stock at a conversion price of $0.12 per share. If the Note is converted, the Holder may participate in any registration of securities (with certain exceptions) effected by the Registrant under the Securities Act of 1933 (so-called "piggy-back" rights). The Note is convertible into 916,667 shares of the Company's common stock. The consideration for the Note is the discharge of two existing promissory notes issued by the Registrant to Mr. Silverman, in the aggregate principal amount of $110,000, which notes had been due and payable on March 13, 2005 and May 3, 2005 respectively.

     The issuance of the Company's securities described in the paragraphs above were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933 as set forth in Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Notes

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     On March 21, 2005, our Board of Directors established an Executive Committee to exercise all of the powers of the Board of Directors when the full Board of Directors is not in session. The members are Stanley Schloz, Anthony Silverman and Barry Griffith. The Committee may be terminated or its powers limited by future action of the Board of Directors.

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

        10.1                  Consultant and Finders Fee Agreement

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 14, 2005                       BESTNET COMMUNICATIONS CORP.


                                            By:  /s/  Stanley L. Schloz
                                               --------------------------------
                                                      Stanley L. Schloz
                                                      President

                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz
                                                      Chief Financial Officer