Form 10QSB
period 2005-05-31
BESTNET COMMUNICATIONS CORP
filed 2005-07-15
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended May 31, 2005.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from              to             .
                                         ------------    ------------

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

Check whether the issuer (1) filed all report required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2005 there were 43,652,298 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]  No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
          FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005 AND MAY 31, 2004



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS -- May 31, 2005(unaudited) and
August 31, 2004                                                                3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED MAY 31, 2005 AND MAY 31, 2004                                            4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED MAY 31, 2005 AND MAY 31, 2004                                            5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED MAY 31, 2005 AND MAY 31, 2004                                            6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 7

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OVERVIEW                                                                      11

RESULTS OF OPERATIONS                                                         11

LIQUIDITY AND CAPITAL RESOURCES                                               13

CRITICAL ACCOUNTING POLICIES                                                  13

INFLATION                                                                     14

ITEM 3. Controls and Procedures                                               14

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     15

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

ITEM 3. Defaults upon Senior Securities                                       15

ITEM 4. Submission of Matters to a Vote of Security Holders                   15

ITEM 5. Other Information                                                     15

ITEM 6. Exhibits and Reports on Form 8-K                                      16



                          PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       May 31,        August 31,
                              ASSETS                                    2005             2004
                              ------                                    ----             ----
                                                                     (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                        $     60,649    $    405,299
   Accounts receivable, less allowance of
      $7,999 and $9,606                                                   73,880          78,080
   Prepaid expenses and other current assets                              55,444          38,407
                                                                    ------------    ------------
      Total current assets                                               189,973         349,999

Property and equipment, net of accumulated
   depreciation of $3,567,578 and $3,783,695                             252,534         351,298
Deposits and other assets                                                 84,636          50,607
                                                                    ------------    ------------

          Total assets                                              $    527,143    $    923,691
                                                                    ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                       $      4,025    $      5,006
   Accounts payable and accrued expenses                                 155,695         239,934
   Convertible notes payable, net of discount of $0 and $17,760             --            35,556
   Notes payable                                                          10,506             943
   Notes payable - related parties                                       160,000         160,000
   Deferred revenue                                                       11,342          11,559
                                                                    ------------    ------------
      Total current liabilities                                          341,568         452,998

Long-Term Liabilities:
   Capital lease obligations, long-term portion                             --             2,721
                                                                    ------------    ------------
      Total long-term liabilities                                           --             2,721
                                                                    ------------    ------------

          Total liabilities                                              341,568         455,719
                                                                    ------------    ------------

                       STOCKHOLDERS EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   443,162 and 1,413,544 shares issued and outstanding at May 31,
                                                                                            2005
   and August 31, 2004                                                       443           1,413
Common stock, par value $.001 per share; 100,000,000 shares
authorized;
   45,552,298 issued and 43,652,298 outstanding at May 31, 2005;
and
   42,435,026 shares issued and 40,535,026 shares outstanding
   at August 31, 2004                                                     45,552          42,435
Additional paid-in capital                                            37,081,968      36,738,292
Accumulated deficit                                                  (36,030,388)    (35,402,168)
                                                                    ------------    ------------

                                                                       1,097,575       1,379,972
Less treasury stock, 1,900,000 common shares, at cost                   (912,000)       (912,000)
                                                                    ------------    ------------

          Total stockholders' equity                                     185,575         467,972
                                                                    ------------    ------------

          Total liabilities and stockholders' equity                $    527,143    $    923,691
                                                                    ============    ============


              See accompanying notes to condensed consolidated financial statements.

                                                3



                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004



                                                         2005            2004
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)

Revenues                                             $    403,096    $    557,322
                                                     ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                273,315         348,478
   General and administrative expenses                    200,473         259,703
   Depreciation and amortization                           44,242         506,058
                                                     ------------    ------------
          Total expenses                                  518,030       1,114,239
                                                     ------------    ------------

          Loss from operations                           (114,934)       (556,917)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            137               2
   Interest and finance charges                            (4,256)       (213,266)
   Loss on disposal of assets                              (1,663)           --
   Other income (expense)                                    (252)         (3,292)
                                                     ------------    ------------

          Total other expense                              (6,034)       (216,556)
                                                     ------------    ------------

          Loss from operations                           (120,968)       (773,473)
                                                     ------------    ------------

Preferred stock dividends                                    --           (15,245)
                                                     ------------    ------------

Loss available to common shareholders                $   (120,968)   $   (788,718)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.00)   $       (.03)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   43,652,298      30,937,984
                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                        4




                   BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004



                                                         2005            2004
                                                         ----            ----
                                                      (UNAUDITED)     (UNAUDITED)

Revenues                                             $  1,186,602    $  1,654,826
                                                     ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                781,906       1,089,569
   General and administrative expenses                    862,072       1,012,128
   Depreciation and amortization                          132,705       1,516,909
                                                     ------------    ------------
          Total expenses                                1,776,683       3,618,606
                                                     ------------    ------------

          Loss from operations                           (590,081)     (1,963,780)
                                                     ------------    ------------

Other income (expense):
   Interest income                                            829             387
   Interest and finance charges                           (31,928)       (519,054)
   Conversion expense (See Note 5)                           --          (541,182)
   Other income (expense)                                  (7,040)         (3,543)
                                                     ------------    ------------

          Total other expense                             (38,139)     (1,063,392)
                                                     ------------    ------------

          Loss from operations                           (628,220)     (3,027,172)
                                                     ------------    ------------

Preferred stock dividends                                    --           (15,245)
                                                     ------------    ------------

Loss available to common shareholders                $   (628,220)   $ (3,042,417)
                                                     ============    ============

Loss per common share, basic and diluted             $       (.01)   $       (.10)
                                                     ------------    ------------

Weighted average number of shares outstanding,
   basic and diluted                                   42,388,616      30,579,882
                                                     ============    ============


      See accompanying notes to condensed consolidated financial statements.

                                        5




                               BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004



                                                                                 2005            2004
                                                                                 ----            ----
                                                                               (UNAUDITED)    (UNAUDITED)
Operating activities:
   Net loss                                                                   $  (628,220)   $(3,027,172)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                  132,705      1,516,909
   Non-cash transactions                                                           97,873      1,094,598
   Changes in assets and liabilities:
      Accounts receivable                                                           4,200        (11,548)
      Prepaid expenses and other current assets                                    54,964         78,459
      Deposits and other assets                                                   (34,029)        43,329
      Accounts payable and accrued expenses                                       (84,239)       (12,805)
      Deferred revenue                                                               (217)        (4,721)
                                                                              -----------    -----------

          Net cash used in operating activities                                  (456,963)      (322,951)
                                                                              -----------    -----------

Investing activities:
   Purchase of property and equipment                                             (33,941)       (55,559)
                                                                              -----------    -----------

          Net cash used in investing activities                                   (33,941)       (55,559)
                                                                              -----------    -----------

Financing activities:
   Proceeds from issuance of notes payable                                         50,000        235,000
   Proceeds from conversion of units                                              230,393         60,000
   Repayment of notes payable                                                    (130,437)       (72,470)
   Principal payments on capital lease obligation                                  (3,702)        (4,052)
                                                                              -----------    -----------

          Net cash provided by financing activities                               146,254        218,478
                                                                              -----------    -----------

          Net increase (decrease) in cash                                         344,650       (160,032)

Cash and cash equivalents, beginning of period                                    405,299        226,559
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $    60,649    $    66,527
                                                                              ===========    ===========


                  See accompanying notes to condensed consolidated financial statements.

                                                     6

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

     Operating results for the nine-month period ended May 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

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

NOTE 2 -- PER SHARE DATA

     Basic loss per common share equals diluted loss per common share for all periods presented as the effect of all potentially dilutive securities (convertible preferred stock, stock options and warrants) are anti-dilutive (decreases the loss per share amount). Per share calculations, for the three-month and nine-month periods ended May 31, 2005 include current shares outstanding and those included in the Unit offering completed on March 30, 2003 (See Note 3). As of May 31, 2005 and May 31, 2004, there were 10,316,786 and 22,071,458 potentially dilutive shares, respectively.

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

NOTE 4 -- NOTES PAYABLE

Note Payable

     On February 13, 2004, the Company entered into a Note Purchase Agreement with Anthony Silverman, a member of the Company's Board of Directors and Executive Committee, which yielded $60,000 in bridge financing to the Company. The promissory note has a term of 1-year and bears an interest rate of 10% per annum. Interest is payable quarterly on this note. On March 23, 2005, this note was paid in full as a result of the issuance of our Convertible Promissory Notes.

     On May 3, 2004, the Company entered into a Note Purchase Agreement with Anthony Silverman a member of the Company's Board of Directors and Executive Committee, resulting in proceeds to the Company of $60,000. The promissory note has a term of one year and bears an interest rate of 10% per annum. Interest is payable monthly on this note. On March 23, 2005, this note was paid in full as a result of the issuance of our Convertible Promissory Notes.

     On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on November 1, 2004. As of May 31, 2005, the principal balance of the note is $8,680.

     On December 29, 2004, the Company entered into a note payable agreement to finance $4,001 of general and liability insurance premiums. The note bears interest at a rate of 13.00% per annum and is due in nine monthly installments of $469, including principal and interest, beginning on January 21, 2005. As of May 31, 2005, the principal balance of the note is $1,826.

     On December 13, 2004, the Company issued a promissory note to Richard Bourke in the principal amount of $12,000 and another note to Marco Messina in the principal amount of $6,000. Both Mr. Bourke and Mr. Messina are members of our Board of Directors and each note was issued in consideration of services rendered. These notes were paid in full on April 5, 2005.

     On May 26, 2005, we issued a promissory note to Stanley Schloz, a member of our Board of Directors and Executive Committee, in the principal amount of $25,000. The note bears interest at a rate of 10% and is due by August 25, 2005. This note was paid in full on July 8, 2005.

     On May 26, 2005, we issued a promissory note to Anthony Silverman, a member of our Board of Directors and Executive Committee, in the principal amount of $25,000. The note bears interest at a rate of 10% and is due by August 25, 2005. This note was paid in full on July 8, 2005.

Convertible Promissory Notes

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

     Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS no. 123, pro forma net income
(loss) and net income (loss) per share would have been as follows:


                                                        Nine Months Ended May 31,      Three Months Ended May 31,
                                                          2005            2004            2005            2004
                                                          ----            ----            ----            ----
Net Loss                                              $   (628,220)   $ (3,042,417)   $   (120,968)   $   (788,718)
Pro forma compensation expense for stock options          (101,444)       (521,496)         (7,697)       (139,158)
                                                      ------------    ------------    ------------    ------------
Pro forma net loss                                    $   (729,664)   $ (3,563,913)   $   (128,665)   $   (927,876)
                                                      ============    ============    ============    ============
Pro forma loss per share available to common
shareholders
                                                      $       (.02)   $       (.12)   $       (.00)   $       (.02)
                                                      ============    ============    ============    ============
Weighted  average  number of shares  outstanding,
basic and diluted                                       42,388,616      30,579,882      43,652,298      30,937,984
                                                      ============    ============    ============    ============




NOTE 7  -- SUBSEQUENT EVENTS

     On June 10, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30. For a period of June 10, 2005 through June 30, 2005, the exercise price on these warrants was reduced to $0.15. As of June 30, 2005, 1,270,356 warrants were exercised and 1,270,356 shares of common stock was issued as a result of these warrants being exercised. This resulted in gross proceeds to the Company of approximately $190,500.

     On June 30, 2005, in lieu of a cash payment, Mr. Anthony Silverman, one of our directors, credited $29,550 against the $110,000 principal amount convertible note (See Note 4 - Notes Payable) in payment for the exercise of warrants held by him for the purchase of 197,000 shares of common stock.

     Effective July 6, 2005, Richard Bourke, a member of the Company's Board of
Directors, tendered his resignation from the Board of Directors.


NOTE 8 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2005. Management has been successful in obtaining financing from members of our Board of Directors, and additional financing was raised from the exercise of our trading warrants. The Company requires and continues to pursue additional capital for revenue growth and strategic plan implementation.


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

                                       9

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

OVERVIEW

     BestNet is a long distance phone carrier providing domestic and international long distance, international dialing, teleconferencing services, ClicktoPhone and custom Internet-based communications services based on proprietary technology. Our services are accessed via web browsers, text messaging, standard phones, mobile phones, wireless devices, e-mail and soft-phones. Services are delivered using standard phone lines and equipment. Our suite of communications products will allow customers to save up to 70% on your existing phone costs, with no contracts.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2005, TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2004.

Revenues

     Revenues decreased to $403,096 during the three-month period ended May 31, 2005, compared to $557,322 during the comparable period in fiscal 2004. Revenues decreased to $1,186,602 during the nine-month period ended May 31, 2005, from $1,654,826 during the comparable period in fiscal 2004. Prior to the Caribbean hurricanes in September 2004, approximately 28% of our revenue was normally derived from the Cayman Islands in the Caribbean. The hurricanes disrupted telephone communications and caused our revenue to decline by approximately 21% beginning during the second week of September 2004. Current Caribbean area minutes used by customers are down approximately 39% from pre-hurricane periods. We cannot predict whether or when it will be completely restored or whether such a natural or other disaster will occur in the future. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's product, ClicktoPhone.

Cost of Revenues

     Cost of revenues decreased to $273,315 during the three-month period ended May 31, 2005, from $348,478 during the comparable period in fiscal 2004. Cost of revenues decreased to $781,906 during the nine-month period ended May 31, 2005, from $1,089,569 during the comparable period in fiscal 2004. The decrease was directly related to the decrease in minutes used by customers on our network resulting from the Caribbean hurricanes. Cost of revenues include primarily carrier expenses and connectivity to our carriers.

General and Administrative Expenses

     General and administrative expenses decreased to $200,473 during the three-month period ended May 31, 2005, from $259,703 during the comparable period in fiscal 2004. Payroll and related expenses decreased to $67,130 during the three-month period ended May 31, 2005, from $126,385 during the comparable period in fiscal 2004. This decrease was in direct relation to a decrease in salary payments to the Company's officers. In addition, our Chief Operating Officer went to part time status beginning February 1, 2005 resulting in monthly salary savings of approximately $7,000.

     General and administrative expenses decreased to $862,072 during the nine-month period ended May 31, 2005, from $1,012,128 during the comparable period in fiscal 2004. Payroll and related expenses decreased to $247,177 during the nine-month period ended May 31, 2005, from $512,081 during the comparable period in fiscal 2004. This decrease was in direct relation to a decrease in salary payments to the Company's officers. In addition, our COO went to part time status beginning February 1, 2005 resulting in monthly salary savings of approximately $7,000. Shares of stock were also issued to certain members of our Board of Directors during the second quarter of fiscal 2004 resulting in a non-cash expense of approximately $64,000. Compensation paid to our President, principally due to electing a new President, decreased to $14,500 during the 3rd quarter of fiscal 2005 from $65,000 during the first quarter of 2005. Of the $65,000, $35,000 was non-cash expense related to the issuance of shares of common stock. We have also reduced director compensation cash payments to $0 beginning in February 2005, saving $3,000 per month. Legal and professional fees increased to $39,639 during the nine-month period ended May 31, 2005, from $7,529 during the comparable period in fiscal 2004, reflecting additional legal fees surrounding the potential partnership with Pacific Biometrics, Inc. The Company has decided not to pursue this partnership. Marketing and consulting fees increased to $89,584 during the nine-month period ended May 31, 2005, from $14,745 during the comparable period in fiscal 2004. During the first six months of fiscal 2005, the Company engaged a firm providing search engine optimization efforts and entered into consulting contracts with one of our directors. These contracts were cancelled during the 2nd quarter of fiscal 2005. Investor relations expenses decreased to $7,949 during the nine-month period ended May 31, 2005, from $30,407 during the comparable period in fiscal 2004, the latter amount reflecting the annual meeting costs incurred during fiscal 2004. Accounting fees decreased to $61,738 during the nine-month period ended May 31, 2005, from $81,278 during the comparable period in fiscal 2004 due principally to lower audit fees. Sales, excise and commodity taxes increased to $26,373 during the nine-month period ended May 31, 2005, from $15,846 during the comparable period in fiscal 2004 reflecting the results of an IRS Excise tax audit where it was determined that the Company was to collect and remit excise taxes.



Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased to $44,242 for the three-month period ended May 31, 2005, from $506,058 for the comparable period in fiscal 2004. Depreciation and amortization expenses decreased to $132,705 for the nine-month period ended May 31, 2005, from $1,516,909 for the comparable period during fiscal 2004. Our Board of Directors has concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, has been reduced to zero, as reported on our Form 10-KSB for the fiscal year ended August 31, 2004, because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

Interest Income

     Interest income was not material during the period.

Interest and Finance Charges and Conversion Expenses

     Interest and finance charges decreased to $4,256 for the three-month period ended May 31, 2005, from $213,266 for the comparable period in fiscal 2004. Interest and finance charges decreased to $31,928 for the nine-month period ended May 31, 2005, from $519,054 for the comparable period in fiscal 2004. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions. The majority of these convertible notes were converted into the Company's securities during the 4th Quarter of fiscal 2004.

     There was no conversion expense during the nine-month period ended May 31, 2005 as compared with $541,182 during the comparable period in fiscal 2004. During the first quarter of fiscal 2004, the Company defaulted in the payment of its 6% convertible Notes Payable. The Company, as an incentive to convert, offered holders of the Convertible Notes a conversion price of $0.15 per share, with the stipulation that all outstanding warrants that were issued in conjunction with the Convertible Notes would be returned to the Company. This modified conversion rate represents a significant decrease from the original conversion rate that was provided for in the original Convertible Note Agreements. Of the $665,000 principal outstanding, holders of $220,000 aggregate principal elected to convert, at the modified conversion rate of $0.15 per share. The Company recognized a conversion expense of $541,182 related to these conversions. The remaining Convertible Notes have been extended for an additional year with modified conversion terms. As a result of the beneficial conversion terms inherent in the extended Convertible Notes, the Company recorded a discount to the notes payable, which is being amortized over the extended term to interest and finance charges.

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

     At May 31, 2005, we had cash of $60,649, which is expected to finance operations for approximately 3 months. The Company does not generate income sufficient to offset the costs of its operations. During June 2005, we obtained additional financing of approximately $190,500 due to the exercise of the Company's warrants. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2005, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. Changes in Internal Control Over Financial Reporting

     During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to material affect our internal control over financial reporting.

     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     Our involvement in legal proceedings is described in our Annual Report on Form 10-KSB filed with the SEC as of August 31, 2004 and our Quarterly Report on Form 10-QSB filed with the SEC as of May 31, 2005. There have been no changes since then.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 23, 2005, we issued our Convertible Promissory Note in the principal amount of $110,000 to Anthony Silverman. Mr. Silverman is a member of our Board of Directors and Executive Committee. The Note is due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The principal of and any accrued interest under Note is convertible at the option of the Holder into shares of the Registrant's common stock at a conversion price of $0.12 per share. If the Note is converted, the Holder may participate in any registration of securities (with certain exceptions) effected by the Registrant under the Securities Act of 1933 (so-called "piggy-back" rights). The Note is convertible into 916,667 shares of the Company's common stock. The consideration for the Note is the discharge of two existing promissory notes issued by the Registrant to Mr. Silverman, in the aggregate principal amount of $110,000, which notes had been due and payable on March 13, 2005 and May 3, 2005 respectively. On June 30, 2005, Anthony Silverman, a member of the Company's Board of Directors, elected to exercise 197,000 warrants at the temporary exercise price of $0.15. Mr. Silverman authorized to reduce his convertible note of $110,000 by $29,550 as a result of this exercise.

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

     Effective July 6, 2005, Richard Bourke, a member of the Company's Board of Directors, tendered his resignation from the Board of Directors.

     We are engaged in discussions with various parties with respect to a possible disposition of our telephone business. There are no firm agreements with any such party.

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


Dated: July 15, 2005                        BESTNET COMMUNICATIONS CORP.


                                            By:  /s/  Stanley L. Schloz
                                               --------------------------------
                                                      Stanley L. Schloz,
                                                      President

                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz,
                                                      Chief Financial Officer