Form 10KSB/A
period 2004-08-31
BESTNET COMMUNICATIONS CORP
filed 2005-09-14
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A1

            Auditor's Report amended to comply with auditing standard
                             number 1 of the PCAOB

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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