Form 10KSB
period 2005-08-31
BESTNET COMMUNICATIONS CORP
filed 2005-11-29
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended August 31, 2005

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

                       2850 Thornhills Ave. SE, Suite 104
                          Grand Rapids, Michigan 49546
                     --------------------------------------
                    (Address of principal executive offices)

                                 (616) 977-9933
               --------------------------------------------------
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(g) of the Act:

Name of exchange on which registered                         Title of Each Class
              None                                                  None

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended August 31, 2005: $1,546,302.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 9, 2005 was approximately $9,249,529 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 9, 2005 was 46,050,054.

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

                                     PART II

Item 5        Market for Common Equity and Related Stockholder Matters.........7
Item 6        Management's Discussion and Analysis or Plan of Operation.......11
Item 7        Financial Statements............................................17
Item 8        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................18
Item 8A       Controls and Procedures.........................................18
Item 8B       Other Information...............................................18

                                    PART III

Item 9        Directors and Executive Officers of the Registrant..............18
Item 10       Executive Compensation..........................................20
Item 11       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................23
Item 12       Certain Relationships and Related Transactions..................24
Item 13       Exhibits, Lists and Reports on Form 8-K.........................25
Item 14       Principal Accountant Fees and Services..........................27

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

CAUTION

     Anyone considering an investment in our company should read this report carefully, noting the descriptions of the various risks and uncertainties involved in our business, including but not limited to the following:

     o    We have never been profitable;

     o We have many competitors, a number of whom have greater size and financial resources than we do;

     o There is downward pressure on prices we may charge our customers because there is intense competition and relative ease of entry in our industry;

     o Our technology is subject to a license from a patent holder and that license may be terminated under certain circumstances (described below). The patent holder (licensor) has alleged that we have breached the terms of the license and has demanded that the license be terminated. This issue is to be determined through arbitration proceedings in Toronto, Canada. Based on advice from our outside counsel, we believe that this matter has become dormant but cannot predict whether or when it will become active again. If the matter becomes active we intend to contest the matter vigorously and to assert counterclaims. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the possible costs of the arbitration proceedings, if any;

     o During fiscal 2004, our Board of Directors has concluded that the value of the Softalk License, which had historically been shown as an intangible asset on our balance sheet, has been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     o Our cash on hand as of the date of this filing, and cash likely to be obtained from operations, is not sufficient to permit us to remain in business for more than four to five months and our ability to continue to conduct our business as it is now being conducted is dependent on our ability to raise additional financing;

     o We have been dependent on obtaining operating capital from private investors, including some of the present members of our Board of Directors. There are no existing agreements for or assured sources of additional financing nor is there any assurance of success in that regard; and

     o Although we are exploring the possibility of entering into a new line of business, there is no assurance that we will be able to obtain the necessary financing to do so or, if we are, that any new line of business will be successful.

OVERVIEW

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

     The Internet technology we use is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. The patent will expire in 2021. See ITEM 3, "LEGAL PROCEEDINGS", below, for a description of disputes between Softalk and us.

     We have never achieved a positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. During the fiscal year ended August 31, 2005 ("fiscal 2005"), we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations. Success in these efforts and plans will depend on our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other assets that may be required. See "CUSTOMERS AND MARKETING" below in this section and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", Item 6 of this Report.

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

SERVICES

     Generally, we apply the rights granted to us under the Softalk License to connect telephone users directly to ordinary worldwide telephone circuits (called the "Public Switched Telephone Network" or "PSTN") operated by "wholesalers", who are generally large, well known telecommunications companies. Customers initiate long distance calls on our system by dialing a specified number on their telephone instruments or accessing a specified Internet location through a browser, desktop application, personal digital assistant ("PDA"), email, or cellular text messaging. In accordance with our procedures, information identifying them as our customers and their method of payment, we then connect the customer to the person or people they wish to dial. We also provide a service whereby our customers can, at their expense, establish a similar method for receiving incoming calls from others whom they permit to use the system.

     The connections are made through hardware and network equipment we maintain on leased premises at co-location facilities which connect us to our wholesalers in Toronto, Ontario, Canada and New York, New York. This system enables telephone users to place regular point-to-point calls, as well as conference calls anywhere in the world.

     The Softalk License grants us the right to use and sell the following services based on the Softalk patent:

      "WebCall" is a service whereby the customer accesses our website through his or her own computer and initiates a call by placing a request for a call between his or her own telephone and a specified destination, or receiver, to be established by our switch on the PSTN. The destination or receiving telephone site can also include ships at sea, off shore oil rigs or other sites reached via satellite transmission. This is the basic technology that supports all of our services.

     "WebConferencecall" is a service whereby the customer utilizes "Web Call" to place conference calls.

     "DesktopCall" is a service for initiating calls through the customer's computer by means of a downloaded, desktop application and is therefore accomplished without using the customer's web browser.

     "PdaCall" enables the customer to place calls through our system using a mobile, wireless device.

     "Callme" enables the customer to permit other persons (friends, relatives, etc.) to use our system to place a call to the customer at the customer's expense. A variation of this service, called, "ClicktoPhone" permits an unlimited number of calls.

     The Softalk License is exclusive as to commercial customers and non-exclusive as to individual customers. Approximately 80% of our revenue is derived from individual customers and 20% from commercial customers "Commercial" customers are defined in the Softalk License as corporations (with one or more shareholders), limited liability companies, partnerships, associations or other entities or organizations.

     We offer two additional services, developed by us that we believe are not subject to the Softalk License:

     "SMSCall", a service for initiating calls through mobile telephones, via a text message, without the use of the Internet, and

     "DialCall", a service for initiating calls, by dialing a specified North American toll free number, without the use of the Internet. A variation permits a party to join in a conference call already in progress by dialing into a specified North American toll free number.

     We also developed an API (also called "Application Program Interface") which permits independent distributors or agents to integrate our services into their products, as well as sell our services under their own name, but which in fact connects their customers to our system.

     The concept underlying our business is that we are able to charge customers less for long distance calls than would be charged by conventional telephone companies. Since both halves of calls placed using our service are inbound, we are able to pass along wholesale long distance rates to our customers.

     We have plans, subject to the availability of the necessary funding, to develop an alternative personal computer based service (called "Voice over Internet Protocol" or "VoIP") for placing calls using VoIP wholesale carriers. If this development were successful, we believe it would be outside, and therefore not limited by, the scope of the Softalk License.

     We expended approximately $35,000 for product development during fiscal 2005 and approximately $73,000 during fiscal 2004 which was capitalized as developed software. During fiscal 2004, our development efforts included the development of the "API" and "DialCall" programs described above, enhancing various features of our system and improving our website. We completed those developments during fiscal 2005. We are engaged in a number of research and development efforts to improve and enhance our existing services and to develop new ones, including VoIP, which, if successful, will enable us to offer services with greater efficiency and at lower prices. All of our research and development efforts are subject to our ability to obtain sufficient funding. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", Item 6 of this Report.

     We do not know whether or not Softalk has licensed others to use its patented technology for services to individual customers or, if it has, whether any other licensee is actually using it.

     The License originally provided for our payment of "commissions" or royalties to Softalk, but subsequent amendments eliminated further payments to Softalk by us, except that if we sue infringers of the patent and collect monetary damages from any of them, we would be obligated to pay to Softalk 25% of the amounts received after first deducting the costs and expenses of litigation, including attorney fees. Currently, no such litigation is contemplated.

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

     3 If we become bankrupt or insolvent, make an assignment for the benefit of our creditors or if a receiver is appointed for our assets or business.

     4 If we have a change of control Softalk shall have the right to terminate the License upon sixty days written notice. For purposes of this provision, there is a "change of control" if:

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

     As previously reported, Softalk has alleged that we are in default under the License. We do not believe that any event of default has occurred and have denied the allegation. We have had a number of discussions with Softalk in an effort to resolve the matter. As previously reported, Softalk has demanded arbitration of the issues as provided in the Softalk License but we believe, based on the advice of our outside counsel, that the matter is now dormant. If the dispute is not resolved, we intend to assert counterclaims as described under "LEGAL PROCEEDINGS", Item 3 of this Report, below.

     During fiscal 2004, our Board of Directors concluded that the value of the Softalk License, which had historically been shown as an intangible asset on our balance sheet, had been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

CUSTOMERS AND MARKETING

     Approximately 14,000 customers have open accounts with us that permit them to place calls through our system. Of these, approximately 8,000 customers actually used our system during the last fiscal year. Approximately 92% of these customers are individuals, contributing approximately 80% of our revenue, and the remaining 8% are business entities, contributing approximately 20% of our revenue. Less than 3% of calls placed through our system originate and terminate (intrastate and interstate calls) within the United States. During fiscal 2005, calls originated from approximately 186 countries and terminated in (that is, are placed to) approximately 223 countries. The most frequently used telephone routes (amounting to approximately 75% of our revenue) are in the Americas, including the Caribbean area. Prior to the September 2004 Caribbean hurricanes, approximately 28% of our revenue was derived from the Cayman Islands in the Caribbean. Those hurricanes in the Caribbean area disrupted telephone communications and caused our revenue to decline by approximately 21% beginning during the second week of September 2004. To date, this revenue has not fully returned and we do not expect it to return to the levels prior to these hurricanes.

     Generally, there is a trend of increasing use of the Internet to place telephone calls. However, increased worldwide usage and technological improvements have brought additional competition to the market and this has resulted in a downward pressure on prices that we and our competitors are able to charge our customers. This, in turn, may adversely affects profit margins in our industry. We plan to counter this trend and generate a positive cash flow by attempting to increase the volume of our business without a significant increase in overhead expense. We have plans, subject to the availability of the necessary funding, to develop an alternative personal computer based method ("VoIP") for placing calls using VoIP wholesale carriers.

     In addition, members of our management, including some of our Directors, are engaged in an effort to increase the number of "agents" selling our services. Agents use their private labeled websites to solicit customers, thus connecting their customers to our system. Some agents maintain websites that have a link to our website, thereby directing customers to us. Other agents contract to provide call services to their customers but fulfill their obligations by connecting their customers to our system. We pay both types of agent a commission based on the amount of revenue they produce for us. As of the date of this Report, there are ten agents who, in the aggregate, presently generate approximately 21% of our revenue. These agents are located in Brazil, Peru, Mexico, Germany, Spain, Australia, South Africa, the United States and Lebanon.

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

     We have been able to remain in this business because, in contrast to some of our competitors, our technology does not require customers to purchase any special equipment or software and because in certain markets our prices to our customers are generally not higher than those charged by others. Furthermore, we have been able to date to fund our operating losses by obtaining investment capital from private investors, including present members of our Board of Directors. Our continued ability to compete will depend on our ability to continue to raise investment capital until we are able to achieve positive cash flow, our ability to apply the additional capital to expand our customer base and our ability to compete from a technical point of view.

OPERATIONS

     Technical. We connect our customers to telephone lines by the use of hardware and network switching equipment. We maintain that equipment in Toronto and in New York City on the premises of co-location facilities that connect us to the worldwide telephone circuits. When a customer initiates a call, he or she connects to our web server, located in Grand Rapids, Michigan, which is connected to our customer database and then to our PSTN switches. One of these two switches (in Toronto or New York) places the calls through to the wholesale circuits. Technical operations are conducted at our location in Toronto, Canada, by a group of contractors. That group monitors the system to assure continuous uninterrupted operations and quality control, maintains an anti-virus effort to prevent willful interference with our system, assists in customer support and carries out our research, development and implementation efforts, including continuous enhancements and improvements to our system.

     Administrative and Financial. Our administrative and financial functions and customer service operations are performed at our Grand Rapids, Michigan, office, where we have four employees including our Chief Financial Officer. Our President works from his home in Scottsdale, Arizona, traveling to Toronto and Grand Rapids as deemed advisable. We collect approximately 91% of our revenue by charging customer credit cards. Some larger accounts are invoiced on a monthly basis. Credit losses have not been significant.

     Wholesaler Agreements. Our customers use telephone lines that are owned by various telecommunications companies with whom we have wholesale services agreements. Under these wholesale service agreements, we receive the right to use certain telephone lines and circuits around the world and in turn pay those wholesalers a fee (usually per minute of usage) determined from time to time by the wholesaler. The rates charged by the wholesalers are typically lower than those charged by conventional telephone companies. The wholesale agreements provide for continuous, monthly renewals unless the Company or the wholesaler gives at least thirty (30) days notice of termination. The Company believes that if its wholesale agreements were to be terminated, that there are numerous telecommunications companies to provide similar services at comparable rates.

GOVERNMENT REGULATION

     Our industry is generally subject to federal, state, provincial and local regulation. In the United States, the Federal Communications Commission ("FCC") exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. Internationally and within the United States, we operate under a Section 214 License issued to us by the FCC. We operate in Canada under a Class "A" Operating License issued to us by the Canadian Radio-television and Telecommunications Commission ("CRTC"). Currently we believe these licenses are sufficient for the services we provide. We continue to monitor changes in regulations and plan to fully comply in areas we operate around the world.


ITEM 2.   DESCRIPTION OF PROPERTY

     Our corporate headquarters are located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, Michigan 49546, at a monthly rent of $1,465 under a lease that is due to expire in October, 2007. The term of this lease began in November 2005 and reduces our monthly rent by $3,000 per month from what it was under our previous lease at our previous premises. We lease additional space at 3145 Prairie St. SW, Grandville, Michigan 49418, for our web servers at a monthly rent of $1,105 under a lease due to expire on February 28, 2006.

     Our Toronto operations are located at 151 Front Street West, Toronto, Ontario, Canada, M5J 2N1, where a significant portion of our telecommunications equipment is also located, under a lease that provides for monthly rent of $2,238 and is due to expire on April 1, 2006. We also maintain switching equipment in leased space at this location under a separate lease that provides for monthly rent of $1,435 and expires on April 1, 2006. This lease is automatically renewable each year for a one-year term.

     We also maintain switching equipment at leased space at 60 Hudson Street, New York, NY. The monthly rent is $3,800 under a lease due to expire on August 1, 2006 but which is automatically renewable each year for a one-year term.


ITEM 3.   LEGAL PROCEEDINGS

     On March 26, 2004, we received a notice from Softalk alleging a breach of the confidentiality and change of control provisions of the Softalk License and of that portion of the settlement agreement, see also "DESCRIPTION OF BUSINESS", providing for the release of BestNet common shares then held by Softalk. This correspondence also stated that Softalk wished to terminate the License and demanded arbitration of the issues. After discussions between respective counsels for the parties, it was agreed to stay all proceedings pending further negotiations. After consultation with counsel, we do not believe that we are in default under the Softalk License or the settlement agreement. We have advised

Softalk, however, that we believe that Softalk is in breach of the Softalk License in that we believe it is competing with us for commercial customers notwithstanding that the Softalk License grants us exclusive rights in that market. In view of the disputes between the parties, we delayed the release of the 100,000 shares for sale during November 2004, but have since released them.

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License, but we believe, based on the advice of our outside counsel, that the matter is now dormant. If the matter becomes active, we intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the costs of arbitration proceedings, if any.

     During fiscal 2004, our Board of Directors concluded that the value of the Softalk License, which had historically been shown as an intangible asset on our balance sheet, had been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock

     The Company's common stock is quoted on the OTC Bulletin Board. The high and low bid prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

                                       High       Low
                                       ----       ---
          FISCAL YEAR ENDED:
          August 31, 2004
          First Quarter                $ 0.65    $ 0.27
          Second Quarter               $ 0.40    $ 0.18
          Third Quarter                $ 0.32    $ 0.15
          Fourth Quarter               $ 0.28    $ 0.15

          FISCAL YEAR ENDED:
          August 31, 2005
          First Quarter                $ 0.275   $ 0.18
          Second Quarter               $ 0.27    $ 0.16
          Third Quarter                $ 0.20    $ 0.10
          Fourth Quarter               $ 0.23    $ 0.125

     The bid and asked prices of our common stock on November 9, 2005, were $0.20 and $0.21, respectively.

     Units

     On August 26, 2003, the Company's Units began trading on the "Pink Sheets" under the symbol BESCU.PK. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share



($.20 for each Series A Convertible Preferred share converted). The high and low bid prices of the Company's Units as reported for the last two fiscal years by fiscal quarter (i.e., first quarter = September 1 through November 30) were as follows:

                                        High       Low
                                        ----       ---
          FISCAL YEAR ENDED:
          August 31, 2004
          First Quarter                $ 1.85     $ 1.20
          Second Quarter               $ 1.20     $ 0.97
          Third Quarter                $ 1.15     $ 0.80
          Fourth Quarter               $ 1.10     $ 0.55

          FISCAL YEAR ENDED:
          August 31, 2005
          First Quarter                $ 1.15     $ 0.60
          Second Quarter               $ 1.00     $ 0.51
          Third Quarter                $ 0.60     $ 0.50
          Fourth Quarter               $ 0.60     $ 0.50


     The bid and ask price of our units on November 9, 2005 was $0.62.

     Warrants

     On October 1, 2004, the Company's Warrants began trading on the "Pink
Sheets" under the symbol BESCW.PK. Each three-year Warrant entitles the holder, at any time on any business day during the three-year period ending on March 31, 2006, to purchase from the Company one share of common stock, $.001 par value, of the Company at an exercise price of $.30 per share. As of the date of this filing, none of the Warrants have ever been traded.


     Holders

     As of November 9, 2005, the Company had 183 shareholders of record of its common stock. As of November 9, 2005, 1,412 beneficial owners of our common stock held them in the names of various broker-dealers. As of November 9, 2005, the Company had one Unit holder of record. As of November 9, 2005, the Company had 30 beneficial owners of Units holding them in the names of various brokers.

     Dividends

     The Company has never declared any cash dividends on any of the Company's equity securities and currently plans to retain future earnings, if any, for business growth.

     Securities authorized for issuance under equity compensation plans

                           EQUITY COMPENSATION PLAN(1)

                                     Number of Securities                                        Number of Securities
                                      To Be Issued Upon              Weighted Average            Remaining Available
                                   Exercise of Outstanding          Exercise Price of                 For Future
                                           Options                 Outstanding Options           Issuance Under Plan
                                           -------                 -------------------           -------------------

Equity compensation plans                 4,427,948                       $1.310                      5,172,052
approved by stockholders:

Equity compensation plans not                -0-                          $  -0-                            -0-
approved by stockholders:


                                          ---------                    ---------                      ---------
TOTAL                                     4,427,948                       $1.310                      5,172,052
                                          =========                    =========                      =========
-------------------



     (1) We maintain a 2000 Stock Incentive Plan under which we have 2,142,053 shares of common stock available for future issuance. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which we have 3,029,999 shares of common stock available for future issuance as of August 31, 2005. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 6 of our Consolidated Financial Statements.

     Recent Sales of Unregistered Securities

     On January 8, 2004, we obtained $75,000 from the sale and issuance of Convertible Notes to two accredited investors, one of which was a trust whose beneficiaries are our President, Stanley L. Schloz, and his wife. The Notes have a one-year term and bear interest at a rate of 10% per annum. Interest is accrued monthly. The principal amount of and accrued interest under each Note are convertible into Units of the Company at the election of the holder at a conversion price equal to one Unit for each $0.30 of principal and interest converted. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). On July 8, 2004, one of the investors, Mr. Schloz, through his trust, converted $25,000 of principal plus $1,270 of accrued interest under the Convertible Note into 87,565 Units. On November 18, 2004, the remaining note holder elected to covert $50,000 face value plus $4,475 of accured interest into 181,585 units.

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

     On July 15, 2004, we obtained $20,000 as the gross proceeds of a two-month 8% per annum promissory note to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. This note, plus all accrued interest, was paid in full on July 31, 2004.

     On March 23, 2005, we issued a Convertible Promissory Note in the principal amount of $110,000 to Anthony Silverman. Mr. Silverman is a member of our Board of Directors and Executive Committee. The note is due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The principal and any accrued interest is convertible at the option of the holder into shares of the BestNet's common stock at a conversion price of $0.12 per share. The consideration for the note is the discharge of two existing promissory notes issued by the BestNet to Mr. Silverman, in the aggregate principal amount of $110,000.

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

SELECTED FINANCIAL INFORMATION FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

                                                     2005             2004         Change
                                                     ----             ----         ------
     Revenues                                    $ 1,546,302      $ 2,150,626        -28%
     Cost of revenues                                975,805        1,362,037        -28%
     General and administrative expenses           1,146,626        1,379,857        -17%
     Depreciation and amortization                   176,940        2,023,554        -91%
     Loss on impairment                                   --        2,980,290       -100%
     Interest Income                                     970              637         52%
     Interest and finance charges                     34,909          661,028        -95%
     Preferred and deemed stock dividends                 --           15,245       -100%

     Loss from Operations                           (774,112)      (6,801,906)       -89%



CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis or Plan of Operation" ("MD&A") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for accounts receivable, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in MD&A. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets and reserves related to accounts receivable, deferred income taxes and pending or threatening litigation.

                                       11

GENERAL DISCUSSION

     We apply Internet technology to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers at prices lower than those generally available from conventional telephone companies. The Internet technology we use is patented by Softalk and is available to us through the Softalk License to use in specific applications. The Softalk patent on the technology will expire in 2021.

     Our business concept is to apply that technology to connect telephone users through telephone lines operated by "wholesalers". Our gross margins are generated because the price we charge to our customers is more than our cost to access the telephone lines.

     We have yet to achieve positive cash flow from operations because we have not yet generated enough business to cover our overhead costs. During fiscal 2005, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to increase our volume of business and revenue and achieving positive cash flow from operations. Our ability to succeed in this business will rely on our ability to obtain additional debt or equity financing and, if such financing is obtained, to apply it successfully in our existing business.

     Revenues

     Revenues decreased by 28% from the fiscal year ended August 31, 2004 to the fiscal year ended August 31, 2005. Substantially all of our revenue consists of payments made by our customers for our telephone call services. Approximately 14,000 customers have accounts with us and, of these, approximately 8,000 customers actually used our system during fiscal 2005 and approximately 8,300 customers used our system during fiscal 2004. Approximately 92% of these customers are individuals, accounting for approximately 80% of revenue, and the remaining 8% are business entities, accounting for approximately 20% of revenue. Less than 3% of calls placed through our system originate and terminate (intrastate and interstate calls) within the United States. Calls originated from approximately 186 countries and terminated in (that is, are placed to) approximately 223 countries during fiscal 2005 and calls originated from approximately 183 countries and terminated in approximately 221 countries during fiscal 2004. The most frequently used telephone routes are in the Americas, including the Caribbean area where the Company derived approximately 75% of its revenue for the last two fiscal years. No single customer accounts for more than 3% of our total revenue. Call volume and call duration decreased by 14% from fiscal 2004 to fiscal 2005. Average revenue per minute decreased by 14% from fiscal 2004 to fiscal 2005.

     Prior to the September 2004 Caribbean hurricanes, approximately 28% of our revenue was derived from the Cayman Islands in the Caribbean. The hurricanes that affected the Caribbean area disrupted telephone communications and caused our revenue to decline by approximately 21% from the second week of September 2004. To date, this revenue has not fully returned and we do not expect it to return to the levels prior to these hurricanes. The reduction of these calls, which carried a higher average revenue per minute, primarily accounted for the decrease in our average revenue per minute.

     Cost of Revenues

     In the same period our cost of revenues decreased by approximately 28% because of the decreased costs of servicing a smaller volume. In addition, these cost decreased due to higher volumes over less expensive routes. Our most significant costs of providing services include fees paid to wholesalers for telephone line access and connectivity costs related to our wholesalers.

     General and Administrative Expenses

     Our General and Administrative expenses decreased by approximately $233,000 or 17%. This decline is due to lower executive compensation of approximately $266,000 or 19%; reduced non-executive compensation of approximately $57,000 or 4%; reduced investor relations expense of approximately $27,000 or 2%; reduced accounting expense of approximately $14,000 or 1%; reduced miscellaneous general and administrative expense of approximately $8,000 or 1% and reduced licenses and fees of approximately $9,000 or 1%. Offsetting those reductions was an increase in marketing/consulting fees of approximately $99,000 or 7% and an increase in legal expenses of approximately $49,000 or 4%.



     Depreciation and Amortization Expenses

     The approximately 91% decrease in depreciation and amortization expenses from fiscal 2004 to fiscal 2005 resulted from an impairment charge to the carrying value of the Softalk License during fiscal 2004. Certain other assets had also become fully depreciated during fiscal 2005.

     Interest Income

     Interest income increased by 52% from fiscal 2004 to fiscal 2005 because of higher average interest bearing cash balances during fiscal 2005.

     Interest and Finance Charges

     A summary of interest and finance charges is as follows:

                                                                             Fiscal Year Ended August 31,
                                                                                2005               2004
                                                                                ----               ----
Interest expense on non-convertible notes                                 $         10,975   $         13,336
Interest expense on convertible notes payable                                        4,371             26,694
Interest expense on capital lease                                                      616              1,167
Interest expense on communications tax liabilities                                   1,187              2,774
Finance charges incurred from debt and equity financings                                --             39,568
Amortization of discounts relative to beneficial conversion feature                 17,760            577,489
                                                                          ----------------   ----------------

     Total                                                                $         34,909   $        661,028
                                                                          ================   ================

     We had outstanding convertible notes payable during both fiscal 2005 and fiscal 2004. A discount to those notes was recorded due to the beneficial conversion terms inherent to these convertible notes. The amortization of these discounts was recorded as interest expense over the life of the notes. See Note
5 of Notes to Consolidated Financial Statements included in Item 7 in this
Report. Cash interest expense paid out increased by approximately 9% from fiscal
2004 to fiscal 2005 because of short-term bridge financing notes. The overall
95% decrease in interest expense resulted from differences in the amortization of discounts relative to beneficial conversion features of previous note issuances as well as in the amount of interest actually paid out.

     Deemed Dividends on Series A Convertible Preferred Stock

     The Company has not declared any dividends on its Series A Preferred Stock, however, deemed dividends on the Series A Preferred Stock decreased to $0 for fiscal 2005 from $15,245 for fiscal 2004. In fiscal 2004, we recorded a deemed dividend of $15,245 resulting from an additional Unit sale in March 2004.

     Income Taxes

     At August 31, 2005, the Company had federal net operating loss carryforwards totaling approximately $30,600,000 and state net operating loss carryforwards of approximately $21,600,000. The federal and state net operating loss carryforwards expire in various amounts beginning in 2006. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

     Pending Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting
Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS
No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based
Compensation" ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. As permitted under SFAS No. 123, we currently account for stock options under APB



Opinion No. 25 whereby (i) stock options are granted at market price and (ii) no compensation expense is recognized for stock options issued to employees since the exercise price equals the stock price on the grant date, and we disclose the pro forma effect on net earnings assuming that compensation cost had been recognized under the requirements of SFAS No. 123. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R becomes effective for us beginning March 1, 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (i) a "modified prospective" method in which the requirements of SFAS No. 123R apply for all share-based payments granted or modified after the effective date, and to any unvested awards as service is rendered on or after the effective date or (ii) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements. Note 1 -- Stock Options illustrates the pro forma effects on net income and earnings per share as if we had adopted SFAS No. 123 using the Black-Scholes option-pricing model. However, the impact on future periods will depend on, among other things, the number of share-based awards granted and variables such as the volatility of our stock and when employees exercise stock options.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will become effective for us on September 1, 2005, the beginning of our next fiscal year. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe that the adoption of SFAS No. 151 will not have a material effect on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB No. 29" ("SFAS No. 153"). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We believe that the adoption of SFAS No. 153 will not have a material effect on our financial position or results of operations.

     In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We will adopt SFAS No. 154 on September 1, 2005, the beginning of our next fiscal year. We expect that the adoption of SFAS No. 154 will not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA)." The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased in) of the lesser of (i) "qualified production activities income" as defined in the Act, or (ii) taxable income (after the deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. We will be able to start claiming this deduction in our fiscal 2006. We expect that the adoption of SFAS No. 109-1 will not have a material impact on our financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     We have never achieved positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. In October 2003, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations. We further reduced executive compensation during fiscal 2005. Success in these efforts and plans, and our ability to remain in business, will depend on our ability to obtain funding, as our cash flow is insufficient to cover our current operating expenses or to acquire additional equipment or other assets that may be required. Our auditors have qualified their opinion on our financial statements reflecting uncertainty as to our ability to continue in business.

     During fiscal 2004, our Board of Directors concluded that the value of the Softalk License, which has historically been shown as an intangible asset on our balance sheet, was impaired and accordingly reduced the carrying value of the Softalk License to zero. The determination of this impairment is primarily the result of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

     Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

     In fiscal 2005, we raised approximately $471,000 from the sale of debt and equity securities, the splitting and conversion of units and the exercise of stock options, compared with approximately $803,000 in fiscal 2004, through the following transactions.

     In January 2005, the Company's Board of Directors approved the separation of outstanding Units into their underlying securities. As a condition to this Unit split, the Board required that the unit holders convert their Series A Convertible Preferred Stock at the time of the split. During January and February 2005, 1,151,967 units were split into their underlying securities and 1,151,967 shares of Series A Convertible Preferred stock were converted into 2,303,934 shares of common stock. In addition, 1,151,967 warrants were also delivered to those investors who converted their units. We received proceeds of $230,393 from this transaction due to the conversion of the Series A Convertible Preferred Stock into common stock at the rate of $0.20 per share of preferred stock.

     On May 26, 2005, we issued a promissory note to Stanley Schloz, a member of our Board of Directors and Executive Committee, in the principal amount of $25,000. The note bears interest at a rate of 10% and was due by August 25, 2005. This note was paid in full on July 8, 2005.

     On May 26, 2005, we issued a promissory note to Anthony Silverman, a member of our Board of Directors and Executive Committee, in the principal amount of $25,000. The note bears interest at a rate of 10% and was due by August 25, 2005. This note was paid in full on July 8, 2005.

     On June 10, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30. For a period from June 10, 2005 through June 30, 2005, the exercise price on these warrants was reduced to $0.15. As of August 31, 2005, 1,270,356 warrants were exercised and 1,270,356 shares of common stock were issued as a result of these warrants being exercised. This resulted in gross proceeds to the Company of $190,553.

     We believe that our cash on hand as of the date of this filing will cover operating expenses and pay our obligations for approximately four to five months. We believe achieving a positive cash flow from operations would require us to increase our monthly revenue by approximately 75% within that time period. Alternatively, we believe we would have to obtain debt or equity financing of approximately $500,000 to continue our business as it is now conducted for one year. While it may be possible to increase revenue by combining our operations with a similar business, we would be impeded in doing so because under terms we may not assign our rights under the Softalk License, although we may grant a sub-license with respect to commercial customers, from whom we generate only approximately 20% of our revenue. Although various possibilities for obtaining financing or effecting a business combination have been discussed, there are no agreements with any party to do so and there is no assurance that any discussions will lead to success in this regard. Any additional financing we may obtain may involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders.

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

CODE OF ETHICS

    The company has adopted and attached an exhibit of this Report its Code of Ethics consistent with disclosure required by section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                        Consolidated Financial Statements
                           Year Ended August 31, 2005

                                    Contents

Report of Semple & Cooper, LLP, Independent Registered Public
Accounting Firm                                                         F-1

Audited Financial Statements

     Consolidated Balance Sheet                                         F-2
     Consolidated Statements of Operations                              F-3
     Consolidated Statements of Changes in Stockholders' Equity         F-4
     Consolidated Statements of Cash Flows                              F-6
     Notes to Consolidated Financial Statements                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors of
BestNet Communications Corp.

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp (the "Company") as of August 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BestNet Communications Corp. as of August 31, 2005, and the results of its operations and its cash flows for the years ended August 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Semple & Cooper, LLP
-----------------------------
     Semple & Cooper, LLP

November 18, 2005
Phoenix, Arizona



                      BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     AUGUST 31, 2005



                                         ASSETS


Current assets:
  Cash and cash equivalents                                               $     86,651
  Accounts receivable, net of allowance of $15,434                              62,743
  Prepaid expenses and other current assets                                     21,077
                                                                          ------------

      Total current assets                                                     170,471

Property and equipment, net of accumulated depreciation
  of $3,611,813                                                                208,299
Deposits and other assets                                                       80,197
                                                                          ------------

      Total assets                                                        $    458,967
                                                                          ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease obligations, current portion                              $      2,721
  Accounts payable and accrued expenses                                         99,681
  Convertible notes payable - related party                                     80,450
  Notes payable                                                                    464
  Deferred revenue                                                              15,863
                                                                          ------------

    Total liabilities                                                          199,179
                                                                          ------------

Stockholders' equity:
  Preferred stock, par value $.001 per share;  10,000,000 shares
    authorized, 443,162 shares issued and outstanding                              443
  Common stock, par value $.001 per share; 100,000,000 shares
    authorized, 47,019,654 shares issued, 45,119,654 shares outstanding         47,020
  Additional paid-in capital                                                37,300,605
  Accumulated deficit                                                      (36,176,280)
                                                                          ------------

                                                                             1,171,788
  Less:  treasury stock, 1,900,000 common shares, at cost (See Note 8)        (912,000)
                                                                          ------------

      Total stockholders' equity                                               259,788
                                                                          ------------

      Total liabilities and stockholders' equity                          $    458,967
                                                                          ============


              See accompanying notes to consolidated financial statements.

                           BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004



                                                                        2005            2004
                                                                    ------------    ------------
Revenues                                                            $  1,546,302    $  2,150,626

Expenses:
  Cost of revenues (exclusive of depreciation and
    amortization shown separately below)                                 975,805       1,362,037
                                                                    ------------    ------------

        Gross income                                                     570,497         788,589
                                                                    ------------    ------------

  General and administrative expenses                                  1,146,626       1,379,857
  Depreciation and amortization                                          176,940       2,023,554
  Loss on impairment (See Note 8)                                           --         2,980,290
                                                                    ------------    ------------

        Total operating expenses                                       1,323,566       6,383,701
                                                                    ------------    ------------

        Net loss from operations                                        (753,069)     (5,595,112)
                                                                    ------------    ------------
Other income (expense):
  Interest income                                                            970             637
  Interest and finance charges                                           (34,909)       (661,028)
  Conversion expense                                                        --          (541,182)
  Relief of debt income                                                   20,362            --
  Loss on disposal of property and equipment                              (1,663)           --
  Other                                                                   (5,803)         (5,221)
                                                                    ------------    ------------

        Total other income (expense)                                     (21,043)     (1,206,794)
                                                                    ------------    ------------

        Loss from operations                                            (774,112)     (6,801,906)
                                                                    ------------    ------------

Preferred stock dividends (See Note 6)                                      --            15,245
                                                                    ------------    ------------

Loss available to common shareholders                               $   (774,112)   $ (6,817,151)
                                                                    ============    ============

Loss per common share, basic and diluted                            $      (0.02)   $      (0.22)
                                                                    ============    ============

  Weighted average number of common shares outstanding, basic and
       diluted                                                        42,645,471      31,479,367
                                                                    ============    ============


                   See accompanying notes to consolidated financial statements.

                                BESTNET COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 (CONTINUED)



                                    Series A Preferred Stock            Common Stock
                                    Shares          Amount          Shares         Amount
                                 ------------    ------------    ------------   ------------
Balances, August 31, 2003           3,563,593    $      3,563      29,948,104   $     29,948

Net loss                                 --              --              --             --

Conversion of notes payable
   into common stock                     --              --         6,344,136          6,344

Conversion of notes payable
   into units                          87,565              88         262,695            263


Warrants issued                          --              --              --             --

Stock options issued                     --              --              --             --

Common stock issued for
   services                              --              --           404,863            405

Private placement of Unit
   offering                           200,000             200         600,000            600

Split and conversion  of units     (2,437,614)         (2,438)      4,875,228          4,875

Conversion expense from
   induced conversion of notes
   payable                               --              --              --             --

Beneficial conversion feature-
   Unit purchase                         --              --              --             --

Beneficial conversion feature-
   Note extensions                       --              --              --             --

Beneficial conversion feature-
   Bridge financing                      --              --              --             --
                                 ------------    ------------    ------------   ------------
Balances, August 31, 2004           1,413,544    $      1,413      42,435,026   $     42,435
                                 ============    ============    ============   ============

                                        BESTNET COMMUNICATIONS CORP.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 (CONTINUED)



                                  Additional
                                    Paid-in      Accumulated          Treasury Stock
                                    Capital        Deficit         Shares         Amount          Total
                                 ------------   ------------    ------------   -------------   ------------
Balances, August 31, 2003        $ 34,273,690   $(28,585,017)      1,900,000        (912,000)  $  4,810,184

Net loss                                 --       (6,801,906)           --              --       (6,801,906)

Conversion of notes payable
   into common stock                  684,785           --              --              --          691,129

Conversion of notes payable
   into units                          25,832           --              --              --           26,183


Warrants issued                        24,493           --              --              --           24,493

Stock options issued                    6,485           --              --              --            6,485

Common stock issued for
   services                           102,208           --              --              --          102,613

Private placement of Unit
   offering                            59,200           --              --              --           60,000

Split and conversion  of units        485,172           --              --              --          487,609

Conversion expense from
   induced conversion of notes
   payable                            541,182           --              --              --          541,182

Beneficial conversion feature-
   Unit purchase                       15,245        (15,245)           --              --             --

Beneficial conversion feature-
   Note extensions                    445,000           --              --              --          445,000

Beneficial conversion feature-
   Bridge financing                    75,000           --              --              --           75,000
                                 ------------   ------------    ------------   -------------   ------------
Balances, August 31, 2004        $ 36,738,292   $(35,402,168)      1,900,000   $ (912,000) $        467,972
                                 ============   ============    ============   =============   ============


                        See accompanying notes to consolidated financial statements.

                                                 F-4{Con't)



                                BESTNET COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 (CONTINUED)




                                   Series A Preferred Stock            Common Stock
                                    Shares          Amount          Shares         Amount
                                 ------------    ------------    ------------   ------------
Balances, August 31, 2004           1,413,544    $      1,413      42,435,026   $     42,435

Net loss                                 --              --              --             --

Conversion of notes payable
   into units                         181,585             182         544,755            545

Warrants exercised                       --              --         1,467,356          1,467

Common stock issued for
   services                              --              --           268,583            269

Split and conversion  of units     (1,151,967)         (1,152)      2,303,934          2,304
                                 ------------    ------------    ------------   ------------
Balances, August 31, 2005             443,162    $        443      47,019,654   $     47,020
                                 ============    ============    ============   ============

                                        BESTNET COMMUNICATIONS CORP.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 (CONTINUED)



                                  Additional
                                    Paid-in      Accumulated          Treasury Stock
                                    Capital        Deficit         Shares         Amount          Total
                                 ------------   ------------    ------------   -------------   ------------
Balances, August 31, 2004        $ 36,738,292   $(35,402,168)      1,900,000        (912,000)  $    467,972

Net loss                                 --         (774,112)           --              --         (774,112)

Conversion of notes payable
   into units                          53,749           --              --              --           54,476

Warrants exercised                    218,636           --              --              --          220,103

Common stock issued for
   services                            60,687           --              --              --           60,956

Split and conversion  of units        229,241           --              --              --          230,393
                                 ------------   ------------    ------------   -------------   ------------
Balances, August 31, 2005        $ 37,300,605   $(36,176,280)      1,900,000   $ (912,000) $        259,788
                                 ============   ============    ============   =============   ============


                        See accompanying notes to consolidated financial statements.

                                                 F-5(Con't)




                        BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004



                                                                   2005           2004
                                                                -----------    -----------
Operating activities:
  Loss from operations                                          $  (774,112)   $(6,801,906)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                     176,940      2,023,554
  Loss on impairment                                                   --        2,980,290
  Loss on disposal of property and equipment                          1,664           --
  Non-cash transactions (See Note 10)                                97,875      1,256,846
  Changes in assets and liabilities:
     Accounts receivable                                             15,337         (3,720)
     Prepaid expenses and other current assets                       89,331         86,864
     Deposits and other assets                                      (29,590)        46,431
     Accounts payable and accrued expenses                         (140,253)       (24,472)
     Deferred revenue                                                 4,304         (4,175)
                                                                -----------    -----------

         Net cash used in operating activities                     (558,504)      (440,288)
                                                                -----------    -----------

Investing activities:
  Purchase of property and equipment                                (35,605)       (83,028)
                                                                -----------    -----------

         Net cash used in investing activities                      (35,605)       (83,028)
                                                                -----------    -----------

Financing activities:
  Proceeds from issuance of notes payable                            50,000        255,000
  Repayment of notes payable                                       (190,479)       (95,248)
  Principal payments on capital lease obligations                    (5,006)        (5,218)
  Proceeds from the exercise of warrants                            190,553         60,000
  Proceeds from the splitting and conversion of the Units           230,393        487,522
                                                                -----------    -----------

         Net cash provided by financing activities                  275,461        702,056
                                                                -----------    -----------

         Net increase (decrease) in cash and cash equivalents      (318,648)       178,740

Cash and cash equivalents, beginning of year                        405,299        226,559
                                                                -----------    -----------

Cash and cash equivalents, end of year                          $    86,651    $   405,299
                                                                ===========    ===========


Supplemental disclosure of cash flow information:

                                                                     2005           2004
                                                                     ----           ----
                           Cash paid during the year for:

                           Interest                             $    15,991    $    14,614
                           Income taxes                         $      --      $      --


                See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     BestNet Communications Corp., a Nevada corporation, formerly Wavetech International, Inc., is currently actively pursuing the implementation of its business strategy to provide value creating communication solutions around the world. The Company has recorded net operating losses in each of the previous thirteen years. The Company's fiscal year ends on August 31.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the BestNet Communications Corp. and it's wholly owned subsidiaries, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc., (collectively the "Company" or "we"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.The Company makes significant assumptions concerning the amount of the accounts receivable reserve and reserves related to deferred tax assets. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

     Certain reclassifications have been made to conform fiscal 2004 information to the presentation of fiscal 2005 information. The reclassifications had no effect on net income.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments, with an initial maturity of three (3) months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $15,400 at August 31, 2005. Accounts receivable are unsecured and do not include any finance charges.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

                   Furniture and fixtures       5 to 7 years
                   Computer equipment           5 years
                   Equipment                    5 to 7 years
                   Software                     3 to 5 years

     The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     The Company accounts for its capitalized internal use software in accordance with Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, capitalized internal use software represents software costs incurred in the application development stage.


LONG-LIVED ASSETS

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency;
(iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

     An estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets is used in assessing recoverability. Impairment loss is measured by the amount which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

GOODWILL AND OTHER INTANGIBLE ASSETS

     We account for our goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Prior to fiscal 2005, other intangible assets consisted of licensed technology from Softalk, Inc. This license is more fully described in Note 8 to these Consolidated Financial Statements. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over the expected benefit to be received by such intangibles. We periodically evaluate the carrying value and remaining estimated useful life of other intangible assets subject to amortization in accordance with the provisions of SFAS No. 144.

INCOME TAXES

     Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued expenses, capital lease obligations and notes payable approximate fair value.

CREDIT RISK AND CONCENTRATIONS

     The Company maintains the majority of its cash balances in bank accounts at a financial institution. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of August 31, 2005, the Company has approximately $12,500 of uninsured cash balances.

     Included in cost of revenues are costs incurred from Tier 1 and Tier 2 long distance carriers. The Company contracts with certain carriers based on price and quality of services that are provided. The Company believes these services are readily available; however, the Company has had concentrations with several service providers in the past. For the years ended August 31, 2005 and 2004, the



Company used several service providers that accounted for 86% and 88% of cost of revenues, respectively. If necessary, the Company believes it has avenues to connect to other service providers.

REVENUE RECOGNITION

     The Company's revenues are primarily derived from customers' use of our communication solutions and are based on the number of minutes of service provided. Revenues related to the minutes used are recognized as they are used by the Company's customers. The Company also derives revenue from the sale of private labeled websites to channel partners who re-sell BestNet's suite of services. Cost of sales includes expenses directly related to the operation and maintenance of the Company's service network. Depreciation and amortization expense are separately stated.

STOCK-BASED COMPENSATION

     At August 31, 2005, the Company had stock-based compensation plans accounted for under the recognition and measurement principles of Accounting
Principles Board Opinion ("APBO") No. 25 "Accounting for Stock Issued to
Employees," and related interpretations, as more fully described in Note 6. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based
Compensation," and SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

     Pro forma net loss and loss per share are as follows:

                                                                            Year Ended August 31
                                                                            --------------------
                                                                             2005          2004
                                                                          -----------   -----------
          Net loss available to common stockholders, as reported          $  (774,112)  $(6,817,151)
          Add: Compensation expense for equity awards recorded at
          fair value in the determination of net loss as reported              54,555       102,613


          Less: Compensation expense for equity awards determined by
          the fair value based method                                        (171,373)     (713,514)

          Pro forma net loss available to common stockholders             $  (890,930)  $(7,428,052)
                                                                          ===========   ===========

          Loss per share, as reported                                     $      (.02)  $      (.22)
                                                                          ===========   ===========

          Pro forma loss per share available to common stockholders       $      (.02)  $      (.24)
                                                                          ===========   ===========



     The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted.

                                                                             Year Ended August 31
                                                                             --------------------
                                                                             2005             2004
                                                                             ----             ----
          Volatility                                                      49% to 54%       58% to  84%
          Risk free rate                                                       3.00%             3.00%
          Expected dividends                                                    None              None
          Expected term (in years)                                      1 to 3 years      1 to 3 years

NET LOSS PER COMMON SHARE

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses in fiscal 2005 and fiscal 2004, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:



                                                        Underlying
                  Description                          Common Shares
                  -----------                          -------------
          Convertible preferred stock                         886,324
          Convertible notes payable                           670,417
          Options                                           3,698,633
          Warrants                                          4,096,138
                                                      ---------------

Total potentially dilutive securities                       9,351,512
                                                       ==============

     A reconciliation of the net loss per common share is as follows:

                                                   August 31,      August 31,
                                                     2005            2004
Loss from operations                              $    (0.02)     $    (0.22)
Preferred stock dividends                              (0.00)         (0.00)
                                                  ----------      ----------
Net loss attributable to common shareholders      $    (0.02)     $    (0.22)
                                                  ==========      ==========

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled approximately $29,000 and $2,000 for the years ended August 31, 2005 and 2004, respectively.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. As permitted under SFAS No. 123, we currently account for stock options under APB Opinion No. 25 whereby (i) stock options are granted at market price and (ii) no compensation expense is recognized for stock options issued to employees since the exercise price equals the stock price on the grant date, and we disclose the pro forma effect on net earnings assuming that compensation cost had been recognized under the requirements of SFAS No. 123. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R becomes effective for us beginning March 1, 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (i) a "modified prospective" method in which the requirements of SFAS No. 123R apply for all share-based payments granted or modified after the effective date, and to any unvested awards as service is rendered on or after the effective date or (ii) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements. Note 1 -- Stock Options illustrates the pro forma effects on net income and earnings per share as if we had adopted SFAS No. 123 using the Black-Scholes option-pricing model. However, the impact on future periods will depend on, among other things, the number of share-based awards granted and variables such as the volatility of our stock and when employees exercise stock options.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs -- an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will become effective for us on September 1, 2005, the beginning of our next fiscal year. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe that the adoption of SFAS No. 151 will not have a material effect on our financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB No. 29" ("SFAS No. 153"). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. We believe that the adoption of SFAS No. 153 will not have a material effect on our financial position or results of operations.

     In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We will adopt SFAS No. 154 on September 1, 2005, the beginning of our next fiscal year. We expect that the adoption of SFAS No. 154 will not have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA)." The AJCA was signed into law in October 2004 and includes a tax deduction of up to 9 percent (when fully phased in) of the lesser of (i) "qualified production activities income" as defined in the Act, or (ii) taxable income (after the deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. We will be able to start claiming this deduction in our fiscal 2006. We expect that the adoption of SFAS No. 109-1 will not have a material impact on our financial position or results of operations.

3. PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2005:

          Furniture and fixtures                               $    15,147
          Computer equipment                                       685,321
          Software                                               1,593,935
          Equipment                                              1,525,709
                                                               -----------
          Total property and equipment, at cost                  3,820,112
          Less: accumulated depreciation and amortization       (3,611,813)
                                                               -----------
                                                               $   208,299

     For fiscal 2005 and 2004, depreciation expense related to property and equipment is approximately $180,000 and $370,000, respectively. Included in the above, accumulated depreciation and amortization balance of $3,611,813 is accumulated amortization of approximately $1,594,000 that relates to capitalized software. Amortization expense for capitalized software is approximately $62,000 and $270,000 for the years ended August 31, 2005 and 2004, respectively.

     The Company is the lessee of equipment under a capital lease agreement expiring in fiscal 2006 (See Note 4). The assets and liabilities under this capital lease agreement are recorded at the lower of the present value of the future minimum lease payments or the fair value of the assets. The assets are being depreciated over their estimated productive lives. As of August 31, 2005, the cost of equipment under this capital lease is approximately $15,700 with accumulated depreciation of approximately $7,600. These balances are included in the table above.

4. COMMITMENTS

LEASES:

     The Company has entered into non-cancelable operating lease arrangements for two office locations, web hosting and two co-location facilities. Rent expense under operating leases in 2005 and 2004 is approximately $147,000 and $145,000, respectively. The Company also leases equipment under a capital lease agreement. The following is a summary of future minimum lease payments on these capital and operating leases as of August 31, 2005:

                                                  Capital       Operating
          Fiscal Year Ending August 31,            Lease          Leases
          -----------------------------            -----          ------
          2006                                  $    2,811      $  103,376
          2007                                        --            17,580
          2008                                        --             2,930
                                                ----------      ----------
                                                     2,811      $  123,866
                                                                ==========
          Less: Amount representing interest           (90)
                                                ----------
          Amount representing principal         $    2,721
                                                ==========


5. NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

     On March 23, 2005, the Company issued a Convertible Promissory Note in the principal amount of $110,000 to Anthony Silverman. Mr. Silverman is a member of our Board of Directors and Executive Committee. The Note is due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The principal and any accrued interest are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.12 per share. If the note is converted, the holder may participate in any registration of securities (with certain exceptions) effected by the Company under the Securities Act of 1933 (so-called "piggy-back" rights). The Note is convertible into 916,667 shares of the Company's common stock. The consideration for the
Note is the discharge of two existing promissory notes issued by the Registrant to Mr. Silverman, in the aggregate principal amount of $110,000, which notes had been due and payable on March 13, 2005 and May 3, 2005 respectively.

     On June 30, 2005, Mr. Silverman exercised 197,000 warrants at an exercise price of $29,550. Mr. Silverman agreed to reduce the principal balance of the above Convertible Promissory Note to $80,450. Accordingly, as of August 31, 2005, this note is convertible into 670,417 shares of the Company's common stock.

BRIDGE FINANCING:

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

     On July 8, 2004, one accredited investor, a related party, elected to convert $25,000 face value plus $1,270 of accrued interest into 87,565 of the Company's units. As of August 31, 2004, approximately $3,300 of interest was accrued as payable to the remaining investor. On November 18, 2004, the remaining note holder elected to convert $50,000 face value plus $4,475 of accrued interest into 181,585 units.

     On February 13, 2004, the Company entered into a Note Purchase Agreement with Mr. Silverman, which yielded $60,000 in proceeds to the Company. The promissory note has a term of one year and bears interest at a rate of 10% per annum. Interest on this note is payable quarterly. On March 23, 2005, this note was paid in full primarily as a result of the issuance of our Convertible Promissory Notes.

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

     On May 3, 2004, the Company entered into a Note Purchase Agreement with Mr. Silverman, resulting in proceeds to the Company of $60,000. This promissory note has a term of one year and bears interest at a rate of 10% per annum. Interest is payable monthly on this note. On March 23, 2005, this note was paid in full primarily as a result of the issuance of our Convertible Notes Payable described above.

     On May 26, 2005, we issued a promissory note to Stanley Schloz, a member of our Board of Directors and Executive Committee, in the principal amount of $25,000. The note bears interest at a rate of 10% per annum and is due by August 25, 2005. This note was paid in full on July 8, 2005.

     On May 26, 2005, we issued a promissory note to Mr. Silverman in the principal amount of $25,000. The note bears interest at a rate of 10% and is due by August 25, 2005. This note was paid in full on July 8, 2005.

OTHER NOTES PAYABLE:

     On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on November 1, 2004. This note was paid in full during June 2005.

     On December 13, 2004, the Company issued a promissory note to Richard Bourke in the principal amount of $12,000 and another note to Marco Messina in the principal amount of $6,000. Both Mr. Bourke and Mr. Messina are former members of our Board of Directors and each note was issued in consideration of services rendered. These notes were paid in full on April 5, 2005.

     On December 29, 2004, the Company entered into a note payable agreement to finance $4,001 of general and liability insurance premiums. The note bears interest at a rate of 13.00% per annum and is due in nine monthly installments of $469, including principal and interest, beginning on January 21, 2005. As of August 31, 2005, the principal balance of the note is $464.

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

UNITS:

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Company's Board of Directors authorized the splitting of the Units twice, once in July 2004 and then again in February 2005. As of August 31, 2005, there are 443,162 Units outstanding which have not been split. These units are shares on our balance sheet as their underlying securities consisting of 443,162 shares of Series A Preferred Stock, 443,162 warrants and 1,329,486 shares of common stock.

     On March 12, 2004, we received approximately $60,000 from the completed sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Richard Bourke. In August 2004, these Units were separated into the underlying securities.

COMMON STOCK:

     In fiscal 2005, the Company issued 268,583 shares of common stock for services rendered to the Company. The Company recorded expenses of $60,955 relating to the issuances of these shares.


WARRANTS:

     The following summarizes Warrant activity in fiscal 2005 and 2004:

                                               Number        Exercise Price
                                               ------        --------------
          Outstanding, August 31, 2003        6,426,844      $ .01 - $ 3.00
          Expired/Retired                      (832,500)     $1.25 - $ 2.50
          Issued                                437,565      $ .29 - $  .32
                                             ----------      --------------
          Outstanding, August 31, 2004        6,031,909      $ .01 - $ 3.00
          Expired/Retired                      (650,000)     $1.00 - $ 4.00
          Exercised                          (1,467,356)             $  .15
          Issued                                181,585              $  .30
                                             ----------      --------------
          Outstanding, August 31, 2005        4,096,138      $ .27 - $ 5.00
                                             ==========      ==============


     On June 10, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30. For a period of June 10, 2005 through June 30, 2005, the exercise price on these warrants was reduced to $0.15. As of June 30, 2005, 1,270,356 warrants were exercised and 1,270,356 shares of common stock were issued as a result of these warrants being exercised. This resulted in gross proceeds to the Company of approximately $190,500.

     On June 30, 2005, in lieu of a cash payment, Mr. Anthony Silverman, one of our directors, credited $29,550 against the $110,000 principal amount convertible note (See Note 5 - Notes Payable) in payment for the exercise of warrants held by him for the purchase of 197,000 shares of common stock.

     The remaining contractual life of warrants outstanding as of August 31, 2005 was 0.96 years. Warrants for the purchase of 4,096,138 and 6,031,909 shares were immediately exercisable on August 31, 2005 and 2004 respectively with a weighted-average price of $0.495 and $0.70 per share.



     The weighted average fair values of warrants granted during fiscal 2005 and 2004 for which the exercise price was equal to the fair market value of the stock at the time of issuance were $.30 and $.29 per share, respectively.


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

     A summary of the Company's stock option activity is as follows:

                                                                               Weighted Average
                                              Number of        Option Price         Exercise
                                           Options Granted      Per Share       Price Per Share
                                           ---------------      ---------       ---------------
          Outstanding August 31, 2003          3,808,301       $.53 - 8.00            1.51
          Granted                                990,000       $.17 -  .50             .34
          Exercised                                 --              --                 --
          Canceled                               (21,334)      $.40 -  .53             .44
                                              ----------                              ----
          Outstanding August 31, 2004          4,776,967       $.17 - 8.00            1.27
          Granted                                190,000       $.165 - .24             .20
          Exercised                                 --              --                 --
          Canceled                            (1,268,334)      $.24 - 2.90            1.79
                                              ----------                              ----
          Outstanding August 31, 2005          3,698,633       $.165 - 8.00           1.04
                                              ==========       ============           ====

     We maintain a 2000 Stock Incentive Plan under which we have 2,142,053 shares of common stock available for future issuance. Under the 2000 Stock
Incentive Plan, the price of the common stock options are equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which we have 3,029,999 shares of common stock available of future issuance as of August 31, 2005. Under the 1997 Stock
Incentive Plan, the price of the common stock options are also equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     The remaining contractual life of options outstanding as of August 31, 2005 was 5.86 years. Options for the purchase of 3,511,965 and 4,246,129 shares were immediately exercisable on August 31, 2005 and 2004 with a weighted-average exercise price of $1.04 and $1.31 per share, respectively.

     The weighted average fair values of stock options granted during fiscal
2005 and 2004 for which the exercise price was equal to the fair market value of the stock at the time of grant were $.20 and $.34 per share, respectively.


7. INCOME TAXES

As of August 31, 2005, the Company has federal net operating loss carryforwards totaling approximately $30,600,000 and state net operating loss carryforwards totaling approximately $21,600,000. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2024. The state net operating loss carryforwards expire in various amounts beginning in 2003 and ending in 2009. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

                                      F-15

     The income tax benefit for the years ended August 31, 2005 and 2004 is comprised of the following amounts:

                                                 2005         2004
                                              ----------   ----------
          Current:                            $     --     $     --

          Deferred:
           Federal                              (310,000)  (2,800,000)
           State                                 (48,000)    (440,000)
                                              ----------   ----------
                                                (358,000)  (3,240,000)
          Valuation Allowance                    358,000    3,240,000
                                              ----------   ----------
                                              $     --     $     --
                                              ==========   ==========


     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                 2005         2004
                                                 ----         ----
          Statutory tax rate                      34.0%       34.0%
          State income taxes                       5.3%        5.3%
          Change in valuation allowance         (39.3)%     (39.3)%
                                                -----       -----
          Effective tax rate                       0.0%        0.0%
                                                   ===         ===

     The components of the net deferred tax assets (liabilities) are as follows:

                                                 2005          2004
                                              -----------   -----------
          Deferred tax assets (liabilities):
          Property and equipment              $    89,000   $    40,000
          Other                                     6,000         5,000
          Net operating loss carryforward      11,544,000    11,500,000
                                              -----------   -----------
                                               11,639,000    11,545,000
          Valuation allowance                 (11,639,000)  (11,545,000)
                                              -----------   -----------
                                              $      --     $      --
                                              ===========   ===========

     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $11,639,000 valuation allowance as of August 31, 2005 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $94,000.


8. RELATED PARTY TRANSACTIONS, SIGNIFICANT CONCENTRATIONS AND CONTINGENCIES:

SOFTALK:

     The Internet technology we use is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. Softalk's patent will expire in 2021. As of November 9, 2005, Softalk owned less than 5% of the 2005 Company's outstanding common stock.

     During fiscal 2004, ongoing arbitration proceedings with Softalk were settled by an agreement made on October 9, 2003 and made final on December 3, 2003. Pursuant to that agreement:

          o We released our claim against Softalk for a loan repayment in the amount of $1,589,768.21 plus $211,048 in interest that had accrued on that amount

          o We paid Softalk $27,709 for royalties that had accrued under the Softalk License and Softalk released us from all obligations to pay royalties thereafter;

          o We released our claim against Softalk for rights to the source code for the licensed technology and our rights to any future communications software developed by Softalk;

          o We agreed to release all rights to the SMS calling program developed by Softalk;

          o    Softalk released us from a claim in the amount of $481,465;

          o Warrants for the purchase of 5,276,753 shares of our common stock were returned to us by Softalk. Warrants for 3,276,753 shares were exercisable at $3.25 per share; warrants for 1,000,000 shares were exercisable at $5.00 per share and warrants for an additional 1,000,000 shares were exercisable at $10.00 per share;

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

     We believe that as of November 9, 2005, Softalk had sold 1,900,000 shares in the market and currently does not hold any shares of the Company's common stock.

     On March 26, 2004, we received a notice from Softalk alleging a breach of the confidentiality and change of control provisions of the Softalk License and of that portion of the settlement agreement providing for the release of BestNet common shares then held by Softalk. This correspondence also stated that Softalk wished to terminate the License and demanded arbitration of the issues. After discussions between respective counsels for the parties, it was agreed to stay all proceedings pending further negotiations. After consultation with counsel, we do not believe that we are in default under the Softalk License or the settlement agreement. We have advised Softalk, however, that we believe that Softalk is in breach of the Softalk License in that we believe that Softalk is competing with us for commercial customers notwithstanding that the Softalk License grants us exclusive rights in that market. In view of the disputes between the parties, we delayed the release of the 100,000 shares for sale during November 2004, but have since released them.

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License, but we believe, based on the advice of our outside counsel, that the matter is now dormant. If the matter becomes active, we intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the costs of arbitration proceedings, if any.

     During fiscal 2004, our Board of Directors concluded that the value of the Softalk License, which had historically been shown as an intangible asset on our balance sheet, had been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

FINANCING WITH RELATED PARTIES:

     During fiscal 2005 and 2004, the Company entered into financing agreements with several related parties of the Company. See Note 5 - Notes Payable for disclosure of these related party transactions.



9. RETIREMENT PLAN

     Effective June 1, 2000, the Company adopted a 401(k) retirement plan.
Employees are eligible to participate in the plan after 90 days of service.
Salary deferral may range from 1% to 18%. The Company matches the amounts deferred by the employees, up to 5% of an employee's annual compensation with 50% of the matched amount vesting after the employees' first year of service and the remaining 50% of the matched amount vesting after the employees' second year of service. The Company matched contributions totaling approximately $4,000 and $9,000 for the years ended August 31, 2005 and 2004, respectively.


10. STATEMENTS OF CASH FLOWS

     During fiscal 2005 and 2004, the Company recognized operating, investing and financing activities that affected the balance sheet and the statement of operations, but did not result in cash receipts or payments.

For fiscal 2005, these non-cash investing and financing activities are summarized as follows:
                                                                                            Amount
                                                                                            ------

          On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on
     November 1, 2004. This note was paid in full during June 2005.                      $    68,000

          On December 29, 2004, the Company entered into a note payable agreement to finance $4,001 of general and liability insurance premiums.
     The note bears interest at a rate of 13.00% per annum and is due in nine monthly installments of $469, including principal and interest, beginning on January 21, 2005. As of August 31, 2005, the principal balance of the
     note is $464.                                                                             4,001

          On June 30, 2005, Mr. Silverman exercised 197,000 warrants at an exercise price of $29,550. Mr. Silverman agreed to reduce the principal balance of his Convertible Promissory Note to $80,450. Accordingly, as of
     August 31, 2005, this note is convertible into 670,417 shares of the
     Company's common stock.                                                                  29,550

          During fiscal 2005, the holders of several notes payable converted
     outstanding principal and interest to shares of common stock or Units.                   54,476
                                                                                         -----------

               Total non-cash transactions from investing and financing activities.      $   156,027
                                                                                         ===========

For fiscal 2005, these non-cash operating and financing activities are summarized as follows:

          On December 13, 2004, the Company issued a promissory note to Richard
     Bourke in the principal amount of $12,000 and another note to Marco Messina in the principal amount of $6,000. Both Mr. Bourke and Mr. Messina were members of our Board of Directors and each note was issued in consideration
     of services rendered.                                                               $    18,000

          In conjunction with the issuance of $75,000 of aggregate principal of convertible notes in fiscal 2004, the Company recognized a discount of
     $75,000 in related to a beneficial conversion feature inherent to these notes. During fiscal 2005, $17,760 was recognized as interest expense relative to this discount. $1,159 in interest expense was accrued during
     fiscal 2005. See Note 5, Notes Payable for further information.                          18,919

          The Company issued 268,583 shares of common stock for services
     performed during fiscal 2005.                                                            60,956

               Total non-cash transactions from operating and financing activities       $    97,875
                                                                                         ===========

For fiscal 2004, these non-cash investing and financing activities are summarized as follows:

                                      F-18



                                                                                            Amount
                                                                                            ------

          During fiscal 2004, the holders of several notes payable converted
     outstanding principal and interest to shares of common stock or Units.              $   717,224

               Total non-cash transactions from investing and financing activities.      $   717,224
                                                                                         ===========

For fiscal 2004, these non-cash operating and financing activities are as follows:

          In conjunction with the induced conversion of $220,000 of aggregate principal of notes and accrued interest of $2,647, 1,484,311 shares of common stock were issued. In accordance with this induced conversion,
     $541,182 was recorded as conversion expense and is presented in the other
     income and expense section of the accompanying statement of operations.                 541,182

          In conjunction with the issuance of $665,000 of aggregate principal of convertible notes, the Company recognized a discount of $612,772 related to a beneficial conversion feature inherent to these notes. During fiscal
     2004, the Company recognized $75,248 in interest expense for the amortization of the remainder of this discount. See Note 5, Notes Payable
     for further information.                                                                 75,248

          In conjunction with the extension, and ultimate conversion of $445,000 of aggregate principal of convertible notes, the Company recognized a discount of $445,000 related to a beneficial conversion feature inherent to these notes. This discount was fully amortized during fiscal 2004. See Note
     5, Notes Payable for further information.                                               445,000

          In conjunction with the issuance of $75,000 of aggregate principal of convertible notes, the Company recognized a discount of $75,000 related to a beneficial conversion feature inherent to these notes. During fiscal
     2004, $57,240 was recognized as interest expense relative to this discount.
     $4,585 in interest expense was accrued during fiscal 2004. See Note 5,
     Notes Payable for further information                                                    61,825

          The Company issued 354,863 shares of common stock for services
     performed during fiscal 2004.                                                           102,612

          The Company issued 120,000 stock options and 110,000 stock warrants
     during fiscal 2004, which were expensed during the year.                                 30,979

               Total non-cash transactions from operating and financing activities       $ 1,256,846
                                                                                         ===========


11. SUBSEQUENT EVENTS

     On October 1, 2005, the Company entered into a note payable agreement to finance $44,314 of directors and officer's insurance premiums. The note bears interest at a rate of 9.25% per annum and is due in nine monthly installments of $5,115, including principal and interest, beginning on November 1, 2005.

     On September 26, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30. For the period from September 26, 2005 through October 14, 2005, the exercise price on these warrants was reduced to $0.22. As of October 14, 2005, 930,400 warrants were exercised and 930,400 shares of common stock were issued as a result of these warrants being exercised. This resulted in gross proceeds to the Company of approximately $204,600.

     On November 1, 2005, we entered into a new lease for our corporate headquarters. Our corporate headquarters are located on leased office space at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, Michigan 49546, at a monthly rent of $1,465 under a lease that is due to expire in October, 2007.

                                      F-19

12. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2006 and prior to achieving breakeven. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. The Company requires and continues to pursue additional capital for payment of current obligations, growth and achievement of breakeven.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 8B.  OTHER INFORMATION

     None

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers as of November 9, 2005, is set forth below:

      Name                         Age    Position held with Company
      ----                         ---    --------------------------
Stanley L. Schloz                  62     Director and President
Barry Griffith                     37     Director
Anthony Silverman                  62     Director
Michael A. Kramarz                 36     Chief Financial Officer


     STANLEY L. SCHLOZ has been a Director since October 2003 and President since November 2004. Mr. Schloz retired from Motorola in 1998 after a 32-year career in positions advancing from engineering through senior business management. As Director, Tactical Systems Operations of the Space and Systems Technology Group he was responsible for the strategic direction and performance of the electronic fuse business with over $150,000,000 in annual sales, serving US and foreign governments, along with prime contractors. His organization consisted of over 400 program management, engineering, marketing, and manufacturing associates. Mr. Schloz has been engaged in business management consulting since July 2000. He holds the degree of Bachelor of Science in Electrical Engineering from Iowa State University and has done Advanced Business studies at Arizona State University.

     BARRY GRIFFITH has been a director of the company since December of 2004. Mr. Griffith brings 15 years of early stage and upstart medical device company experience to Bestnet. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Nuerological and Cancer markets for companys such as Mitek, who was purchased by J&J, Schneider who was purchased by Boston Scientific for 1.3 billion, Novoste and Medtronic. His most recent postion was the Western Area Director role with Novoste and Isoray. Novoste pioneered Vascular Brachytherapy and was one of the most successful cardiovascular device launches in history. Isoray is introducing the new Prostate Brachytherapy Isotope Cesium 131, the first major advancement in this growing market in over 15 years.

     ANTHONY SILVERMAN has been a director since August 2004. He is the General Partner of Katsinam Partners, LP, a private investment fund located in Scottsdale, Arizona that invests in micro and small-cap public companies. Katsinam holds 1,998,000 shares of our common stock on 40,000 warrants to purchase shares of our common stock. Mr. Silverman also manages his personal investments. Mr. Silverman has been a shareholder of BestNet since April 2002. Mr. Silverman was Founder, Chairman and CEO of Paradise Valley Securities from 1987 to 1999. For most of his 30-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. Mr. Silverman has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences. (Need information from John Stoss)

     MICHAEL A. KRAMARZ has served as Chief Financial Officer of the Company since July 15, 2004. Mr. Kramarz was first employed by the Company in September 2002, as its Controller. Mr. Kramarz is responsible for all financial statement and accounting functions. From 1995 to 2002, Mr. Kramarz was employed as Accounting Manager for Assurant Group, where he was responsible for the accounting and payroll functions for two inbound call centers. In addition, Mr. Kramarz was responsible for quarterly consolidations into the parent company. From 1992 to 1995, Mr. Kramarz was a staff accountant at VandenToorn & Associates CPA firm where his was responsible for compilations and reviews of financial statements, as well as tax return preparation. Mr. Kramarz holds a Certified Management Accountant Designation (CMA) and a Certified Public Accountant Designation (CPA). Mr. Kramarz holds a Bachelor of Science and Business Administration in Accounting from Aquinas College and a Masters in the Science of Taxation from Grand Valley State University.


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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for services rendered to BestNet for the fiscal years ended August 31, 2005, 2004 and 2003 by our Chief Executive Officer and our other employee whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers"). None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

                                                SUMMARY COMPENSATION TABLE

                                    Annual Compensation                               Long Term Compensation
                        ---------------------------------------------  --------------------------------------------------
                                                                                Awards                     Payouts
                                                                       -------------------------  -----------------------
                                                        Other Annual                 Securities
                                                            Bonus       Restricted   Underlying       LTIP      All Other
      Name and                                          Compensation      Stock      Options/       Payouts    Compensation
 Principal Position     Year     Salary ($)  Bonus ($)       ($)        Awards ($)    SARs ($)        ($)        ($)(1)
---------------------   ----     ----------  ---------  -------------  ------------ ------------  ------------ ----------
Stanley L. Schloz (2)   2005      $47,750     $     0       $ 0              $ 0        20,000        $ 0          $ 0
President


Richard Bourke          2005       18,000     $     0       $12,000      $47,000            --        $ 0          $ 0
Interim CEO (3)         2004        9,000     $     0       $ 0          $10,000            --        $ 0          $ 0


Michael A. Kramarz      2005       66,000     $     0       $ 0              $ 0         20,000       $ 0          $ 0
CFO (4)                 2004       57,250     $     0       $ 0              $ 0         50,000       $ 0          $ 0


Kelvin Wilbore          2005       43,810     $     0       $ 0              $ 0         20,000       $ 0          $ 0
COO(5)                  2004       89,695     $     0       $ 0              $ 0         50,000       $ 0          $ 0


Marco Messina           2005       17,000     $     0       $6,000       $19,555             --       $ 0          $ 0
Director (6)            2004        6,177     $     0       $ 0          $ 4,555             --       $ 0          $ 0


Robert A. Blanchard     2005        4,500     $     0       $ 0              $ 0             --       $ 0          $ 0
President and CEO (7)   2004      128,500     $     0       $34,000          $ 0         90,000       $ 0          $ 0
                        2003     190,000      $     0       $ 0              $ 0             --       $ 0          $ 0


Paul H. Jachim          2005           0      $     0       $ 0              $ 0             --       $ 0          $ 0
CFO and COO (8)         2004      95,250      $     0       $ 0              $ 0         70,000       $ 0          $ 0
                        2003      165,000     $ 2,415       $ 0              $ 0             --       $ 0          $ 0
   -----------------
     (1)  Other annual compensation did not exceed the lesser of $50,000 or 10%
          of the total salary and bonus for any of the officers listed.

     (2) Mr. Schloz was appointed President on November15, 2004. Pursuant to his agreement, he was to receive compensation of $4,500 per month. On
          March 24, 2005, Mr. Schloz was also granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.165 per share. These options vest immediately.

     (3) Mr. Bourke was appointed Interim CEO on July 15, 2004. Pursuant to his agreement, he was to receive compensation of $6,000 per month plus
          50,000 shares of the Company's restricted stock. Mr. Bourke resigned from this position on November 15, 2004 and was paid his monthly fee and restricted stock through November 30, 2004.

     (4)  On July 15, 2004, Mr. Kramarz was appointed Chief Financial Officer.
          His annual salary is $66,000. Of his total 2004 wages, $8,250 was paid to him while serving as the Chief Financial Officer. On July 15, 2004,
          Mr. Kramarz was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately. On March 24, 2005, Mr. Kramarz was granted options to purchase an aggregate of 20,000 shares of our common stock at a per share exercise price of $.165 per share. These options vest immediately.

     (5)  On July 15, 2004, Mr. Wilbore was appointed Chief Operations Officer.
          His annual salary is approximately $92,300 (Canadian Dollars). Of his total 2004 wages, $11,538 was paid to him while serving as the Chief
          Operations Officer. On July 15, 2004, Mr. Wilbore was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately. On January 31, 2005, Mr. Wilbore went to part time status and resigned his position as Chief Operations Officer. Of his total
          2005 wages, $30,148 was paid to him while serving as the Chief

                                       20


          Operations Officer. On March 24, 2005, Mr. Wilbore was granted options to purchase an aggregate of 20,000 shares of our common stock at a per share exercise price of $.165 per share. These options vest immediately.

     (6) Mr. Messina was appointed to the board of directors on October 22, 2003. On July 7, 2004, the Company entered into a consulting agreement with Mr. Messina. Pursuant to his agreement, he was to receive compensation of $5,000 per month plus shares of the Company's restricted stock equivalent to $5,000. Mr. Messina resigned from the board of directors on August 5, 2005.

     (7)  On July 15, 2004, Mr. Blanchard resigned as President and CEO of the
          Company and accepted a severance package in which he was paid $13,500 for the remainder of fiscal 2004. In addition, Mr. Blanchard received
          25,000 shares of the Company's common stock. The fair market value of these shares was $9,000. Mr. Blanchard remained on the Company's Board of Directors until October 20, 2004. On November 21, 2003, we entered into a new employment agreement with Robert A. Blanchard that replaces the employment contract dated August 3, 2001. Under that employment agreement, he is to receive a base salary of $108,000 and to participate in our stock option plans and our other generally entitled benefit programs. In addition, Mr. Blanchard received a sign on bonus of 100,000 shares of the Company's common stock. The fair market of these shares was $25,000. On December 10, 2003, the Board of Directors granted Mr. Blanchard 90,000 options to purchase the Company's common stock at and exercise price of $.26 per common share. These options vest immediately.

     (8) Mr. Jachim was appointed Chief Operating and Chief Financial Officer of the Company on December 1, 2001, at an annual salary of $165,000.
          On November 21, 2003, the Company entered into a severance agreement with Mr. Jachim. That agreement was effective December 1, 2003. In consideration for Mr. Jachim's resignation from the Company, Mr.
          Jachim was paid $6,000 per month for a period of nine months and he agreed to make himself reasonably available for up to forty hours per month as requested by the Company. On December 10, 2003, the Company's
          Board of Directors granted Mr. Jachim, as part of his severance package, 70,000 options to purchase the Company's common stock at an exercise price of $.26 per common share. These options vest immediately.


Options Grants
--------------

     On March 24, 2005, Mr. Schloz was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.165 per share.
These options vest immediately.

     On March 24, 2005, Mr. Kramarz was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.165 per share.
These options vest immediately.

     On March 24, 2005, Mr. Wilbore was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.165 per share.
These options vest immediately.


Option Exercise
---------------

     During the fiscal year ended August 31, 2005, there were no options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options.

                                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                          Value Of
                                                                                                        Unexercised
                                                                          Number of Securities          In-The-Money
                                                                         Underlying Unexercised          Options At
                                   Shares                                   Options At FY-End            FY-End ($)
                                Acquired On                                 (#) Exercisable/            Exercisable/
            Name                Exercise (#)     Realized Value ($)           Unexercisable           Unexercisable(1)
            ----                ------------     ------------------           -------------           ----------------
Stanley L. Schloz                   -0-                 $-0-                  95,000/95,000                $0/$0
Richard Bourke                      -0-                 $-0-                  68,333/68,333                $0/$0
Michael A. Kramarz                  -0-                 $-0-                 155,000/155,000               $0/$0
Kelvin C. Wilbore                   -0-                 $-0-                 379,300/379,300               $0/$0
Robert A. Blanchard                 -0-                 $-0-                  90,000/90,000                $0/$0
Paul H. Jachim                      -0-                 $-0-                  70,000/70,000                $0/$0

                                                           21

(1) Calculated based on $.22, which was the closing sales price of our common stock as quoted on the OTC Bulletin Board on November 9, 2005, multiplied by the number of applicable shares in-the-money less the total exercise price.

EMPLOYMENT AGREEMENTS

     As of August 31, 2005, the Company had no employment agreements with any members of management or members of the Company's Board of Directors.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of November 9, 2005, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and
(iv) all of our officers and directors as a group:

             Name and Address              Amount and Nature           Percent
         Of Beneficial Owner (1)      of Beneficial Owner (2)(3)    of Class (3)
         -----------------------      --------------------------    ------------

          Michael A. Kramarz                   155,000(4)                *

          Kelvin C. Wilbore                    379,300(5)                *

          Stanley L. Schloz                  1,030,195(6)               2.28%

          Barry Griffith                        54,966(7)                *

          Anthony Silverman                  4,159,509(8)               9.04%

          Cedar Avenue LLC                   4,302,634(9)               9.44%
          380 Sherin Drive
          Oakville, Ontario  L6L 4J3

          All directors and executive
          officers as a group (5 persons)    5,655,048                 12.11%

-------------------

      *   Less than 1%

     (1) Unless otherwise noted, the address of each holder is 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, Michigan 49546.

     (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 9, 2005 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

     (3) The amounts and percentages in the table are based upon 45,119,654 shares of Common Stock outstanding as of November 9, 2005.

     (4) This amount represents 155,000 vested stock options. (5) This amount represents 379,300 vested stock options.

     (6) This amount represents 95,000 vested stock options and direct ownership of 753,100 shares of Company's common stock; 25,392 shares of the Company's restricted common stock and indirect ownership of 156,703 shares of common stock owned by Katsinam Partners LP, of which Mr. Schloz is a 7.843% owner.

     (7)  This amount represents 54,966 vested stock options

     (8) This amount represents direct ownership of 63,333 vested stock options direct ownership of 2,918,400 shares of the Company's common stock, direct ownership of 150,000 warrants to purchase the Company's common stock and direct ownership of 670,417 shares of common stock underlying a convertible promissory note; indirect ownership of 352,447 shares of the company's common stock and 4,912 warrants to purchase the Company's common stock owned by Katsinam Partners, LP, of which Mr. Silverman is a 17.64% shareholder.

     (9) This amount represents 3,852,634 restricted shares of the Company's common stock and 450,000 warrants to purchase the Company's common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 23, 2005, the Company issued a Convertible Promissory Note in the principal amount of $110,000 to Anthony Silverman. Mr. Silverman is a member of our Board of Directors and Executive Committee. The Note is due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The principal and any accrued interest are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.12 per share. If the note is converted, the holder may participate in any registration of securities (with certain exceptions) effected by the Company under the Securities Act of 1933 (so-called "piggy-back" rights). The Note is convertible into 916,667 shares of the Company's common stock. The consideration for the
Note is the discharge of two existing promissory notes issued by the Registrant to Mr. Silverman, in the aggregate principal amount of $110,000, which notes had been due and payable on March 13, 2005 and May 3, 2005 respectively.

     On June 30, 2005, Mr. Silverman exercised 197,000 warrants at an exercise price of $29,550. Mr. Silverman agreed to reduce the principal balance of the above Convertible Promissory Note to $80,450. Accordingly, as of August 31, 2005, this note is convertible into 670,417 shares of the Company's common stock.

     On February 13, 2004, the Company entered into a Note Purchase Agreement with Mr. Silverman, which yielded $60,000 in proceeds to the Company. The promissory note has a term of one year and bears interest at a rate of 10% per annum. Interest on this note is payable quarterly. On March 23, 2005, this note was paid in full as a result of the issuance of our Convertible Promissory Notes.

     On May 3, 2004, the Company entered into a Note Purchase Agreement with Mr. Silverman, resulting in proceeds to the Company of $60,000. This promissory note has a term of one year and bears interest at a rate of 10% per annum. Interest is payable monthly on this note. On March 23, 2005, this note was paid in full as a result of the issuance of our Convertible Notes Payable described above..

     On May 26, 2005, the Company issued a promissory note to Stanley Schloz, a member of our Board of Directors and Executive Committee, in the principal amount of $25,000. The note bears interest at a rate of 10% per annum and is due by August 25, 2005. This note was paid in full on July 8, 2005.

     On May 26, 2005, the Company issued a promissory note to Mr. Silverman in the principal amount of $25,000. The note bears interest at a rate of 10% and is due by August 25, 2005. This note was paid in full on July 8, 2005.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(a)(2) Exhibits

     Number                      Description of Filing                    Method
     ------                      ---------------------                    ------
      3.1           Articles of Incorporation, as originally filed         (1)
                    with the Nevada Secretary of State on February 19,
                    1998, and as amended to date

      3.3           Certificate of Amendment to Articles of                (11)
                    Incorporation, as originally filed with the Nevada Secretary of State.

      3.4           Amended Certificate of Designations, Rights,           (11)
                    Preferences and  Limitations of Series A
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

      3.5           Amended Certificate of Designations, Rights,           (11)
                    Preferences and Limitations of Series B
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

      3.6           Amended Certificate of Designations, Rights,           (11)
                    Preferences and Limitations of Series C
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

      3.7           Amended and Restated Bylaws of BestNet                 (13)
                    Communications Corp.

       4            2000 Incentive Stock Plan                              (2)

      4.1           Form of warrant issued to Cedar Avenue LLC             (7)

      4.2           Form of warrant issued to Liolios Group, Inc.          (7)

      4.3           Form of warrant issued to Robert C. Caylor             (7)

      4.4           Form of Unit Purchase Agreement                        (9)

      4.5           Form of Note Purchase Agreement issued January 8,      (10)
                    2004.

      4.6           Form of Note Purchase Agreement issued February        (10)
                    13, 2004.

      4.7           Form of Unit Purchase Agreement issued March 12,       (10)
                    2004.

      4.8           Form of Note Purchase Agreement issued April 15,       (12)
                    2004.

      4.9           Form of Note Purchase Agreement issued May 3,          (12)
                    2004.

      5.0           Form of Note Purchase Agreement issued July 15,        (13)
                    2004

     10.1           Securities Purchase Agreement between Wavetech and     (3)
                    the investor and the Placement Agent

     10.2           Registration Rights Agreement between Wavetech,        (3)
                    the Investor and the Placement Agent

     10.3           Registration Right Agreement                           (3)

     10.4           Securities Purchase Agreement                          (3)

     10.5           Product Customization Agreement                        (4)

     10.6           Purchase Agreement by and among Softalk, Inc.,         (5)
                    Interpretel (Canada) Inc. and Wavetech
                    International, Inc. dated October 25, 1999

     10.7           Amendment No. 1 to Amended and Restated License        (5)
                    Agreement

     10.8           Amended and Restated License Agreement                 (5)

     10.9           Share Exchange Agreement by and among Wavetech         (5)
                    International, Inc., Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999

     10.10          Form of Note and Warrant Purchase Agreement            (6)
                    between BestNet and Equity Securities Investment,
                    Inc.

     10.11          Lease Agreement, dated as of November 22, 2002, by     (11)
                    and between 5075 (11) Cascade Road, LLC. and
                    BestNet

     10.12          BestNet Communications Corp. Code of Ethics            (11)

     10.13          Minutes of Settlement between BestNet                  (13)
                    Communications Corp. and Softalk, Inc.

      21            Subsidiaries of the Registrant                          *

     32.1           Section 906 Certification of Stanley L. Schloz          *

     32.2           Section 906 Certification of Michael A. Kramarz         *

     31.1           Certification of Chief Executive Officer                *

     31.2           Certification of Chief Financial Officer                *

      99            Consent of Semple & Cooper, LLP.                        *

--------------
 *   Filed herewith

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

(13) Incorporated by reverence to the Form 10-KSB for the fiscal year ended August 31, 2004.

(b) Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

    June 10, 2005   BestNet Communications Announces Temporary Reduction of
                    Exercise Price on its Warrants

    June 24, 2005   BestNet Communications Announces Extension of Temporary
                    Reduction of Exercise Price on its Warrants



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The audit fees charged to the Company by Semple & Cooper, LLP for the audits of fiscal years ended August 31, 2005 and August 31, 2004 were approximately $53,000 and 74,000, respectively.

     The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                            August 31, 2005      August 31, 2004
                                            ---------------      ---------------
         (i)     Audit Fees                   $   53,000           $   74,000
         (ii)    Audit Related Fees           $    2,000           $    7,000
         (iii)   Tax Fees                     $    8,000           $    7,000
         (iv)    All Other Fees               $        0           $        0

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BESTNET COMMUNICATIONS CORP.


Date:  November 29, 2005                    By:  /s/  Stanley L. Schloz
                                               --------------------------------
                                            Name:     Stanley L. Schloz
                                            Title:    President


Date:  November 29, 2005                    By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                            Name:     Michael A. Kramarz
                                            Title:    Chief Financial Officer


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

By:  /s/  Stanley L. Schloz                 Date:  November 29, 2005
   -------------------------------
          Stanley L. Schloz,
          President

By:  /s/  Michael A. Kramarz                Date:  November 29, 2005
   -------------------------------
          Michael A. Kramarz,
          Chief Financial Officer

By:  /s/  Anthony Silverman                 Date:  November 29, 2005
   -------------------------------
          Anthony Silverman,
          Director

By:  /s/  Barry Griffith                    Date:  November 29, 2005
    --------------------------------
          Barry Griffith,
          Director