Form 10QSB
period 2005-11-30
BESTNET COMMUNICATIONS CORP
filed 2006-01-13
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended November 30, 2005.

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

                       2850 Thornhills Ave. SE, Suite 104,
                          Grand Rapids, Michigan 49546
                     --------------------------------------
                    (Address of principal executive offices)

                                 (616) 977-9933
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all report required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 30, 2005 there were 46,050,054 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                           PAGE
PART I. FINANCIAL INFORMATION                                              ----

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2005
(unaudited) and August 31, 2005                                              3

Unaudited Condensed Consolidated Statements of Operations for
the three months ended November 30, 2005 and  2004                           4

Unaudited Condensed Consolidated Statements of Cash Flows for
the three months ended November 30, 2005 and 2004                            5

Notes to Unaudited Condensed Consolidated Financial Statements               6

ITEM 2. Management's Discussion and Analysis or Plan of Operation            11

ITEM 3. Controls and Procedures                                              14

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    15

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          15

ITEM 3. Defaults Upon Senior Securities                                      15

ITEM 4. Submission of Matters to a Vote of Security Holders                  15

ITEM 5. Other Information                                                    15

ITEM 6. Exhibits and Reports on Form 8-K                                     15



                                 PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                            BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   November 30,     August 31,
                                        ASSETS                         2005            2005
                                        ------                         ----            ----
                                                                    (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                       $    165,263    $     86,651
   Accounts receivable, net of allowance of
      $16,711 and $15,434                                                60,898          62,743
   Prepaid expenses and other current assets                             67,566          21,077
                                                                   ------------    ------------

      Total current assets                                              293,727         170,471

Property and equipment, net of accumulated
   depreciation of $3,645,044 and $3,611,813                            181,261         208,299
Deposits and other assets                                                78,247          80,197
                                                                   ------------    ------------

          Total assets                                             $    553,235    $    458,967
                                                                   ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                      $      1,380    $      2,721
   Accounts payable and accrued expenses                                128,022          99,681
   Note payable                                                          39,540             464
   Convertible note payable - related parties                            80,450          80,450
   Deferred revenue                                                      11,088          15,863
                                                                   ------------    ------------

      Total current liabilities                                         260,480         199,179
                                                                   ------------    ------------

                       STOCKHOLDERS EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   443,162 shares issued and outstanding at November 30, 2005
   and August 31, 2005                                                      443             443
Common stock, par value $.001 per share; 100,000,000 shares
authorized;
   47,950,054 shares issued and 46,050,054 shares outstanding at
   November 30, 2005; 47,019,654 shares issued and 45,119,654 shares
   outstanding at August 31, 2005                                        47,950          47,020
Additional paid-in capital                                           37,504,362      37,300,605
Accumulated deficit                                                 (36,348,000)    (36,176,280)
                                                                   ------------    ------------

                                                                                      1,204,755
                                                                                      1,171,788
Less treasury stock, 1,900,000 common shares, at cost                  (912,000)       (912,000)
                                                                   ------------    ------------

          Total stockholders' equity                                    292,755         259,788
                                                                   ------------    ------------

          Total liabilities and stockholders' equity               $    553,235    $    458,967
                                                                   ============    ============


              See accompanying notes to condensed consolidated financial statements.

                                                3



                     BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004



                                                            2005             2004
                                                            ----             ----

Revenues                                                $    342,453    $    398,271
                                                        ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                   213,008         243,023
   General and administrative expenses                       264,092         384,635
   Depreciation and amortization                              33,231          43,733
                                                        ------------    ------------
          Total expenses                                     510,331         671,391
                                                        ------------    ------------

          Loss from operations                              (167,878)       (273,120)
                                                        ------------    ------------

Other income (expense):
   Interest income                                               323             636
   Interest and finance charges                               (2,417)        (23,440)
   Other expense                                              (1,748)         (4,377)
                                                        ------------    ------------

          Total other expense                                 (3,842)        (27,181)
                                                        ------------    ------------

Net loss attributable to common shareholders            $   (171,720)   $   (300,301)
                                                        ============    ============

Loss per common share, basic and diluted                $       (.00)   $       (.01)
                                                        ------------    ------------

Weighted average number of common shares outstanding,
   basic and diluted                                      45,600,190      40,674,424
                                                        ============    ============


        See accompanying notes to condensed consolidated financial statements.

                                          4



                             BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004



                                                                                 2005         2004
                                                                                 ----         ----
Operating activities:
   Net loss                                                                   $(171,720)   $(300,301)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                 33,231       43,733
   Non-cash stock based compensation                                               --         54,555
   Amortization of discounts on notes payable                                      --         18,919
   Other non-cash transactions                                                     --         18,000
   Changes in assets and liabilities:
      Accounts receivable                                                         1,845        2,904
      Prepaid expenses and other current assets                                  (2,175)      13,718
      Deposits and other assets                                                   1,950         (974)
      Accounts payable and accrued expenses                                      28,341      (46,070)
      Deferred revenue                                                           (4,775)         690
                                                                              ---------    ---------

          Net cash used in operating activities                                (113,303)    (194,826)
                                                                              ---------    ---------

Investing activities:
   Purchase of property and equipment                                            (6,193)     (23,253)
                                                                              ---------    ---------

          Net cash used in investing activities                                  (6,193)     (23,253)
                                                                              ---------    ---------

Financing activities:
   Proceeds from exercise of warrants                                           204,687         --
   Repayment of notes payable                                                    (5,238)     (49,265)
   Principal payments on capital lease obligation                                (1,341)      (1,200)
                                                                              ---------    ---------

          Net cash provided by financing activities                             198,108      (50,465)
                                                                              ---------    ---------

          Net increase (decrease) in cash and cash equivalents                   78,612     (268,544)

Cash and cash equivalents, beginning of period                                   86,651      405,299
                                                                              ---------    ---------

Cash and cash equivalents, end of period                                      $ 165,263    $ 136,755
                                                                              =========    =========


                See accompanying notes to condensed consolidated financial statements.

                                                  5

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Interpretel, Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us", or "our"). All material intercompany balances and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2005, included in our Form 10-KSB for such fiscal year.

     Operating results for the three-month period ended November 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006.

     Bestnetcall and ClicktoPhone are registered trademarks of BestNet Communications Corp. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.

     Certain reclassifications have been made to conform fiscal 2005 information to the presentation of fiscal 2006 information. The reclassifications have no effect on net income.

NOTE 2 -- PER SHARE DATA

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three-month periods ending November 30, 2005 and 2004, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:

                                              November 30,     November 30,
                                                 2005              2004
                                              Underlying       Underlying
                    Description              Common Shares    Common Shares
                    -----------              --------------  ---------------
Convertible preferred stock                         886,324        3,190,258
Convertible notes payable                           670,417             --
Options                                           3,728,634        4,776,968
Warrants                                          3,165,738        6,213,494
                                             --------------  ---------------

Total potentially dilutive securities             8,451,113       14,180,720
                                             ==============   ==============

NOTE 3 -- STOCKHOLDERS EQUITY

UNITS:

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Company's Board of Directors authorized the splitting of the Units twice, once in July 2004 and then again in February 2005. As of November 30, 2005, there were 443,162 Units outstanding which have not been split. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock, 443,162 warrants and 1,329,486 shares of common stock.

     On March 12, 2004, we received approximately $60,000 from the completed sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of one of our directors, Messrs Anthony Silverman. In August 2004, these Units were separated into their underlying securities.

WARRANTS:

     On September 26, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30. For the period from September 26, 2005 through October 14, 2005, the exercise price on these warrants was reduced to $0.22. As of October 14, 2005, 930,400 warrants were exercised and 930,400 shares of common stock were issued as a result of these warrants being exercised. This resulted in gross proceeds to the Company of approximately $204,600. No other warrants were granted or exercised during the three-month period ended November 30, 2005.

NOTE 4 -- NOTES PAYABLE

Convertible Note Payable:

     On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock at a conversion price of $0.12 per share, due on March 31, 2006 and bearing interest at the rate of 10% per annum, payable monthly. If the note is converted, the holder may participate in any registration of securities (with certain exceptions) effected by the Company under the Securities Act of 1933 (so-called "piggy-back" rights).

     On June 30, 2005, Mr. Silverman exercised warrants for the purchase of 197,000 shares of common stock at an aggregate exercise price of $29,550. Mr. Silverman agreed to reduce the principal balance of the above Convertible Promissory Note to $80,450. As of November 30, 2005, the note is convertible into 670,417 shares of the Company's common stock.

Note Payable:

     On October 1, 2005, the Company entered into a note payable agreement to finance $44,314 of directors and officer's insurance premiums. The note bears interest at a rate of 9.25% per annum and is due in nine monthly installments of $5,115, including principal and interest, beginning on November 1, 2005. As of November 30, 2005, the principal balance outstanding was $39,540.

NOTE 5 -- STOCK BASED COMPENSATION

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

     Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS no. 123, pro forma net income
(loss) and net income (loss) per share would have been as follows:



                                                                           Three Months Ended
                                                                           ------------------
                                                                               November 30,
                                                                               ------------
                                                                            2005         2004
                                                                         ---------    ---------

         Net loss available to common stockholders, as reported          $(171,720)   $(300,301)
         Add: Compensation expense for equity awards recorded at
         fair value in the determination of net loss as reported              --         54,555


         Less: Compensation expense for equity awards determined by
         the fair value based method                                        (3,556)    (126,867)
                                                                         ---------    ---------


         Pro forma net loss available to common stockholders             $(175,276)   $(372,613)
                                                                         =========    =========

         Loss per share, as reported                                     $    (.00)   $    (.01)
                                                                         =========    =========

         Pro forma loss per share available to common stockholders       $    (.00)   $    (.01)
                                                                         =========    =========


NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     On November 1, 2005, we entered into a new lease for our corporate headquarters. Our corporate headquarters are located on leased office space at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, Michigan 49546, at a monthly rent of $1,465 under a lease that is due to expire in October, 2007.

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License, but we believe, based on the advice of our outside counsel, that the matter is now dormant. If the matter becomes active, we intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the costs of arbitration proceedings, if any. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2005, included in our Form 10-KSB for such fiscal year.

NOTE 7  -- SUBSEQUENT EVENTS

     On December 5, 2005, members of our Board of Directors were each granted stock options to purchase 10,000 shares of our common stock at an exercise price of $0.24. These options were granted as part of our annual grant program as defined in our 2000 Incentive Stock Plan

     On December 19, 2005, BestNet entered into a one-year consulting agreement with Steven Kurtzman, MD whereunder, Dr. Kurtzman is expected to apply his medical expertise to advising BestNet's Board of Directors on various business opportunities in the medical or biotech fields. As full compensation for his services, Dr. Kurtzman has been granted stock options to purchase up to 200,000 shares of BestNet common stock at a price of $0.19 per share. The option will vest after one year and is exercisable during the four-year period after vesting. It has been issued under BestNet's existing Stock Plan for employees, directors and advisors.

                                       8

NOTE 8 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2006. Management has been successful in obtaining financing from members of our Board of Directors, and additional financing was raised from the exercise of our outstanding stock purchase warrants. The Company requires and continues to pursue additional capital for revenue growth and strategic plan implementation.


NOTE 9 -- RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

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

     This report should be read in conjunction with our Annual report on Form 10-KSB for the fiscal year ended August 31, 2005.

OVERVIEW

     BestNet is a long distance phone carrier providing domestic and international long distance, international dialing, teleconferencing services, ClicktoPhone and custom Internet-based communications services based on proprietary technology. Our services are accessed via web browsers, text messaging, standard phones, mobile phones, wireless devices, e-mail and soft-phones. Services are delivered using standard phone lines and equipment. Our suite of communications products can potentially allow customers to save up to 70% on their existing long distance costs, with no contracts.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2005, TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2004.

Revenues

     Revenues decreased to $342,453 during the three-month period ended November 30, 2005, compared to $398,271, a decrease of 14% or $55,818 from the comparable period in fiscal 2005. The Caribbean hurricanes in September 2004 disrupted telephone communications and caused our revenue to decline beginning during the second week of September 2004. To date, this revenue has not fully returned and we do not expect it to return to the levels prior to these hurricanes. Call volume and call duration decreased by approximately 12% during the three-month period ended November 30, 2005 from the comparable period in fiscal 2005. Average revenue per minute decreased by 3% during the same comparable periods. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling as well as the Company's new product, ClicktoPhone.

Cost of Revenues

     Cost of revenues decreased to $213,008 during the three-month period ended November 30, 2005, from $243,023, a decrease of 13% or $30,015 from the comparable period in fiscal 2005. The decrease was directly related to the decrease in minutes used by customers on our network, primarily resulting from the Caribbean hurricanes in September 2004. Cost of revenues primarily include carrier expenses and charges for connectivity to our carriers.

General and Administrative Expenses

     General and administrative expenses decreased to $264,092 during the three-month period ended November 30, 2005, from $384,634, a decrease of 31% or $120,542 from the comparable period in fiscal 2005. Payroll and related expenses decreased to $68,419 during the three-month period ended November 30, 2005, from $91,005 during the comparable period in fiscal 2005. This decrease was in direct relation to a decrease in salary payments to the Company's officers. Marketing and consulting expenses decreased to $230 during the three-month period ended November 20, 2005, from $147,512 during the comparable period in fiscal 2005. The Company ended consulting contracts with two of its board members, which primarily accounted for this decrease. Insurance expense decreased to $17,078 during the three-month period ended November 30, 2005, from $23,158 during the comparable period in fiscal 2005 due to a lower premium from the renewal of the Company's Directors and Officers insurance policy. Contractors expenses increased to $35,283 during the three-month period ended November 30, 2005, from $20,458 during the comparable period in fiscal 2005. This was a direct result of capitalizing more software which met our capitalization criteria during fiscal 2005. Accounting expense increased to $54,870 during the three-month ended November 30, 2005, from $22,499 during the comparable period in fiscal 2005 due primarily to the timing of accounting services rendered. Legal expenses increased to $10,518 during the three-month period ended November 30, 2005, from $4,594 during the comparable period in fiscal 2005 due primarily to the timing of legal services rendered. Excise and commodity taxes increased to $4,216 during the three-month period ended November 30, 2005, from $2,738 during the comparable period in fiscal 2005. This increase was due primarily to the Company having to pay excise tax as a result of an excise tax audit.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased to $33,231 for the three-month period ended November 30, 2005, from $43,733 for the comparable period in fiscal 2005. The decrease was primarily due to assets becoming fully depreciated.

Interest Income

     Interest income was not significant during the periods present.

Interest and Finance Charges

     Interest and finance charges decreased to $2,417 for the three-month period ended November 30, 2005, from $23,440 for the comparable period in fiscal 2005. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions. The majority of these convertible notes were converted into the Company's equity securities prior to the end of fiscal 2004.


LIQUIDITY AND CAPITAL RESOURCES

     We have never achieved a positive cash flow or profitability in our present business because we have not yet generated a volume of business sufficient to cover our overhead costs. During the second quarter of fiscal 2005, we implemented further cost cutting measures. See general and administrative expenses under "RESULTS OF OPERATIONS" within this document. Success in these efforts and plans, and even our ability to remain in business, will depend on our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other assets that may be required. Our auditors have qualified their opinion on our financial statements reflecting uncertainty as to our ability to continue as a going concern.

     At November 30, 2005, we had cash of $165,263, which is expected to finance operations for approximately 4 months. The Company does not generate income sufficient to offset the costs of its operations. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

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

INFLATION AND OTHER FACTORS

     The Company's operations are influenced by general economic trends and technology advances in the telecommunications industry.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2005, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

     During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to have a material affect on our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     Our involvement in legal proceedings is described in our Annual Report on Form 10-KSB filed with the SEC as of August 31, 2005. There have been no changes since this filing.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     a)   Exhibits.                         Description

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K Filed during the The Period Covered by This Report are as Follows:

     September 27, 2005      BestNet Communications Announces Temporary
                             Reduction of Exercise Price on its Warrants

     October 4, 2005         BestNet Communications Announces New Facility Lease

     December 22, 2005       BestNet Communications Announces Medical Advisor

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 13, 2006                     BESTNET COMMUNICATIONS CORP.


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