Form 10QSB
period 2006-02-28
BESTNET COMMUNICATIONS CORP
filed 2006-04-14
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 28, 2006.

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

As of April 8, 2006 there were 47,092,953 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]

================================================================================

                          BESTNET COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2006
  (unaudited) and August 31, 2005                                              3

Unaudited Condensed Consolidated Statements of Operations for
  the three months ended February 28, 2006 and  2005                           4


Unaudited Condensed Consolidated Statements of Operations for
  the six months ended February 28, 2006 and  2005                             5


Unaudited Condensed Consolidated Statements of Cash Flows for
  the six months ended February 28, 2006 and 2005                              6


Notes to Unaudited Condensed Consolidated Financial Statements                 7

ITEM 2. Management's Discussion and Analysis or Plan of Operation             12

ITEM 3. Controls and Procedures                                               15

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     16

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           16

ITEM 3. Defaults Upon Senior Securities                                       16

ITEM 4. Submission of Matters to a Vote of Security Holders                   16

ITEM 5. Other Information                                                     16

ITEM 6. Exhibits and Reports on Form 8-K                                      16



                          PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                           BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                    February 28,     August 31,
                              ASSETS                                    2006            2005
                              ------                                    ----            ----
                                                                    (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                        $     35,611    $     86,651
   Accounts receivable, net of allowance of
      $18,433 and $15,434                                                 51,912          62,743
   Prepaid expenses and other current assets                              64,235          21,077
                                                                    ------------    ------------

      Total current assets                                               151,758         170,471

Property and equipment, net of accumulated
   depreciation of $3,678,343 and $3,611,813                             148,822         208,299
Deposits and other assets                                                 98,829          80,197
                                                                    ------------    ------------

          Total assets                                              $    399,409    $    458,967
                                                                    ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

                           LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                       $       --      $      2,721
   Accounts payable and accrued expenses                                 115,310          99,681
   Note payable                                                           24,996             464
   Convertible note payable - related parties                             80,450          80,450
   Deferred revenue                                                       10,509          15,863
                                                                    ------------    ------------

      Total current liabilities                                          231,265         199,179
                                                                    ------------    ------------

                       STOCKHOLDER'S EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   443,162 shares issued and outstanding at November 30, 2005
   and August 31, 2005                                                       443             443
Common stock, par value $.001 per share; 100,000,000 shares
authorized;
   46,055,054 shares issued and outstanding at February 28, 2006;
   47,019,654 shares issued and 45,119,654 shares outstanding at
   August 31, 2005                                                        46,055          47,020
Additional paid-in capital                                            36,608,553      37,300,605
Accumulated deficit                                                  (36,486,907)    (36,176,280)
                                                                    ------------    ------------

                                                                                         168,144
                                                                                       1,171,788
Less treasury stock, 1,900,000 common shares, at cost                       --          (912,000)
                                                                    ------------    ------------

          Total stockholders' equity                                     168,144         259,788
                                                                    ------------    ------------

          Total liabilities and stockholders' equity                $    399,409    $    458,967
                                                                    ============    ============


              See accompanying notes to condensed consolidated financial statements.

                                                 3



                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005



                                                            2006             2005
                                                            ----             ----

Revenues                                                $    313,638    $    381,244
                                                        ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                   193,007         242,454
   General and administrative expenses (exclusive of
depreciation and
      amortization shown separately below)                   222,731         296,087
   Depreciation and amortization                              33,299          44,730
                                                        ------------    ------------
          Total expenses                                     449,037         583,271
                                                        ------------    ------------

          Loss from operations                              (135,399)       (202,027)
                                                        ------------    ------------

Other income (expense):
   Interest income                                               345              56
   Interest and finance charges                               (2,813)         (4,233)
   Other expense                                              (1,041)           (746)
                                                        ------------    ------------

          Total other expense                                 (3,509)         (4,923)
                                                        ------------    ------------

Net loss attributable to common shareholders            $   (138,908)   $   (206,950)
                                                        ============    ============

Loss per common share, basic and diluted                $       (.00)   $       (.00)
                                                        ------------    ------------

Weighted average number of common shares outstanding,
   basic and diluted                                      45,050,665      41,535,888
                                                        ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                       4



                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005



                                                            2006            2005
                                                            ----            ----
Revenues                                                $    656,092    $    779,515
                                                        ------------    ------------
Expenses:
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                   406,016         485,478
   General and administrative expenses (exclusive of
depreciation and
      amortization shows separately below)                   486,822         680,721
   Depreciation and amortization                              66,531          88,463
                                                        ------------    ------------
          Total expenses                                     959,369       1,254,662
                                                        ------------    ------------

          Loss from operations                              (303,277)       (475,147)
                                                        ------------    ------------

Other income (expense):
   Interest income                                               667             692
   Interest and finance charges                               (5,229)        (27,672)
   Other expense                                              (2,788)         (5,124)
                                                        ------------    ------------

          Total other expense                                 (7,350)        (32,104)
                                                        ------------    ------------

Net loss attributable to common shareholders            $   (310,627)   $   (507,251)
                                                        ============    ============

Loss per common share, basic and diluted                $       (.01)   $       (.01)
                                                        ------------    ------------

Weighted average number of common shares outstanding,
   basic and diluted                                      45,824,183      42,388,616
                                                        ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                       5

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005



                                                            2006        2005
                                                            ----        ----
Operating activities:
   Net loss                                              $(310,627)   $(507,251)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                            66,531       88,463
   Non-cash stock based compensation                        12,796       60,954
   Amortization of discounts on notes payable                 --         18,919
   Other non-cash transactions                                --         18,000
   Changes in assets and liabilities:
      Accounts receivable                                   10,831       13,860
      Prepaid expenses and other current assets              1,156       34,411
      Deposits and other assets                            (18,632)     (33,895)
      Accounts payable and accrued expenses                 15,629      (11,019)
      Deferred revenue                                      (5,354)       2,105
                                                         ---------    ---------

          Net cash used in operating activities           (227,670)    (315,453)
                                                         ---------    ---------

Investing activities:
   Purchase of property and equipment                       (7,054)     (31,330)
                                                         ---------    ---------

          Net cash used in investing activities             (7,054)     (31,330)
                                                         ---------    ---------

Financing activities:
   Proceeds from exercise of warrants                      206,187         --
   Proceeds from conversion of units                          --        230,393
   Repayment of notes payable                              (19,782)     (85,388)
   Principal payments on capital lease obligation           (2,721)      (2,433)
                                                         ---------    ---------

          Net cash provided by financing activities        183,684      142,572
                                                         ---------    ---------

          Net decrease in cash and cash equivalents        (51,040)    (204,211)

Cash and cash equivalents, beginning of period              86,651      405,299
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $  35,611    $ 201,088
                                                         =========    =========


     See accompanying notes to condensed consolidated financial statements.

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Interpretel, Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us", or "our"). All material intercompany balances and transactions have been eliminated.

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

     Operating results for the three and six month periods ended February 28, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006. Certain reclassifications have been made to conform fiscal 2005 information to the presentation of fiscal 2006 information. The reclassifications have no effect on net income.

NOTE 2 -- PER SHARE DATA

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three and six-month periods ending February 28, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:

                                               February 28,      February 28,
                                                   2006              2005
                                                Underlying       Underlying
                    Description                Common Shares    Common Shares
                    -----------                -------------    -------------
Convertible preferred stock                          886,324          886,324
Convertible notes payable                            670,417               --
Options                                            3,928,634        4,316,968
Warrants                                           3,160,738        5,763,494
                                              --------------   --------------

Total potentially dilutive securities              8,646,113       10,966,786
                                              ==============   ==============

NOTE 3 -- STOCKHOLDERS EQUITY

UNITS:

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. On March 12, 2004, we received approximately $60,000 from the completed sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of one of our directors, Mr. Anthony Silverman. Our Company's Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and then again in February 2005. As of February 28, 2006, there were 443,162 Units outstanding, which had not been split. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock, 443,162 warrants and 1,329,486 shares of common stock.

WARRANTS:

     On September 26, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30. For the period from September 26, 2005 through October 14, 2005, the exercise price on these warrants was reduced to $0.22. As of October 14, 2005, 930,400 warrants were exercised and 930,400 shares of common stock were issued as a result of these warrants being exercised. This resulted in gross proceeds to the Company of approximately $204,687.

     On February 17, 2006, 5,000 warrants were exercised at an exercise price of $0.30. The exercise of these warrants resulted in gross proceeds to the Company of $1,500.

STOCK OPTIONS:

     On December 5, 2005, the Company, as part of its annual grant program, granted to each of its directors 10,000 options to purchase the Company's common stock at an exercise price of $0.24. These ten-year options were granted with a strike price equal to their fair market value at the time of their grant and vest in one year.

     On December 19, 2005, the Company entered into an advisory agreement with Dr. Steve Kurtzman. As a result of this advisory agreement, Dr. Kurtzman was granted 200,000 options to purchase the Company's common stock at a per share price of $0.19. These five-year options vest on December 19, 2006. During the second quarter of 2006, we expensed $12,796 related to these options.

NOTE 4 -- NOTES PAYABLE

Convertible Note Payable:

     On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock at a conversion price of $0.12 per share, due on March 31, 2006 and bearing interest at the rate of 10% per annum, payable monthly. If the note is converted, the holder may participate in any registration of securities (with certain exceptions) effected by the Company under the Securities Act of 1933 (so-called "piggy-back" rights). As of February 28, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of the Company's common stock. On March 23, 2006, Mr. Silverman agreed to extend this note for a period of six months until September 23, 2006.

Note Payable:

     On October 1, 2005, the Company entered into a note payable agreement to finance $44,314 of directors and officer's insurance premiums. The note bears interest at a rate of 9.25% per annum and is due in nine monthly installments of $5,115, including principal and interest, beginning on November 1, 2005. As of February 28, 2006, the principal balance outstanding was $24,996.



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

     Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:


                                                                     Three Months Ended                Six Months Ended
                                                                        February 28,                     Feburary 28,
                                                                   2006             2005             2006            2005
                                                                   ----             ----             ----            ----
Net loss available to common shareholders, as reported        $  (138,908)     $  (206,950)     $  (310,627)    $  (507,251)
Add:   Compensation   expense  for  employee  equity  awards
recorded at fair value in the  determination of the net loss
as reported                                                          --               --               --            59,555


Less:  Compensation  expense for equity awards determined by
the fair value based method                                         (2,003)         (21,435)          (5,559)       (153,302)
                                                              ------------     ------------     ------------    ------------


Pro forma net loss available to common shareholders           $   (140,911)    $   (228,385)    $   (316,186)   $   (600,998)
                                                              ============     ============     ============    ============

Loss per share, as reported
                                                                     $(.00)           $(.01)          $(.01)           $(.01)
                                                                     =====            =====           =====            =====
Pro forma loss per share available to common shareholders
                                                                     $(.00)           $(.01)          $(.01)           $(.01)
                                                                     =====            =====           =====            =====


NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     On November 1, 2005, we entered into a new lease for our corporate headquarters. Our corporate headquarters are located on leased office space at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, Michigan 49546, at a monthly rent of $1,465 under a lease that is due to expire in October, 2007.

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License, but we believe, based on the advice of counsel, that the matter is now dormant. If the matter becomes active, we intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the costs of arbitration proceedings, if any. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2005, included in our Form 10-KSB for such fiscal year.

NOTE 7  -- SUBSEQUENT EVENTS

     Effective March 31, 2006, warrants underlying the March 2003 Unit offering expired (See Note 3). Accordingly, from March 9, 2006 to March 31, 2006, in exchange for $0.30 per Unit, the Company's Board of Directors offered Unit holders the right to exercise the underlying warrants, for their original exercise price of $0.30 per warrant, and exchange the Unit certificate for one share of common stock and a new modified unit ("Modified Unit"). Each Modified
Unit consists of the following underlying securities: (a) three shares of the Company's common stock; and (b) one share of Series A Convertible Preferred
Stock, par value $.001 per share. Each share of Series A Convertible Preferred

                                       9

Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). As of March 9, 2006, there were 443,162 Units outstanding from the March 2003 Unit offering. During this period, Unit holders elected to exercise 239,550 underlying warrants and exchange 239,550 Units for Modified Units for proceeds of $71,865.

     Effective March 31, 2006, warrants previously underlying the March 2003 Unit offering expired (See Note 3). Our Company's Board of Directors authorized the splitting of the Units twice, once in July 2004 and then again in February 2005. As of March 9, 2006, there were 1,186,825 warrants outstanding from previously split Units. Between March 9, 2006 and March 31, 2006, warrant holders elected to exercise 730,349 underlying warrants for proceeds of $219,105.

     On March 13, 2006, the Company issued to Mountainview Opportunistic Growth Fund, L.P., an Ontario limited partnership a Convertible Subordinated Promissory
Note in the principal amount of $350,000. The note is payable in 14 months, accrues interest at the rate of 8% and is convertible into the Company's common stock at a conversion price of $1.00 per common share. In further consideration of the loan, the Company issued a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. Upon the exercise of the warrant the holders have the right to have the underlying shares registered under the Securities Act of 1933 for re-sale after a period of 6 months. The closing price of the Company's common stock on March 13, 2006 was $0.41.

     During March and April 2006, 68,000 employee stock options were exercised. 20,000 of these options were exercised at an exercise price of $0.165 per shares and 48,000 of these options were exercised at an exercise price of $0.23. The exercise of these options resulted in proceeds to the Company of $14,340.

     On March 23, 2006, the Company's Board of Directors granted 800,000 options to various employees, directors and consultants. These options were granted at the fair market value on the date of grant of $0.40. These options were granted pursuant to the Company's 2000 Incentive Stock Plan. These are seven-year options and vest on March 23, 2007. The following table lists the stock option grants:

--------------------------------- --------- -----------------------------
Stanley L. Schloz, President       100,000   Incentive Stock Options
--------------------------------- --------- -----------------------------
Michael A. Kramarz, CFO            100,000   Incentive Stock Options
--------------------------------- --------- -----------------------------
Kelvin Wilbore, Employee            50,000   Incentive Stock Options
--------------------------------- --------- -----------------------------
Barry Griffith, Director           300,000   Non-Statutory Stock Options
--------------------------------- --------- -----------------------------
Dr. Stephen Kurtzman, Consultant   100,000   Non-Statutory Stock Options
--------------------------------- --------- -----------------------------
Stephen Meadow, Consultant         150,000   Non-Statutory Stock Options
--------------------------------- --------- -----------------------------

     On March 23, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire JDA Medical Technologies, Inc., a privately held medical device company located in Clarksville, Maryland. JDA holds an exclusive license from a prominent University to develop and use a new technology, still in the process of development, for the treatment of cancer.

     The terms of the transaction are still under negotiation, but the Company contemplates issuing a substantial amount of its common stock for this acquisition. Although the terms of the transaction have not been settled, the Company has made a firm commitment to advance $350,000 to JDA to finance continued product development activities. The advance will be convertible into a minority interest in JDA if the business combination transaction is not consummated within a six-month period.

     As with the development of any new medical technology, there is a significant risk that substantial amounts of money will be required in the future and there is always the risk that development efforts will not result in a commercially successful product.

     The $350,000 advance will be made out of the Company's current funds. When finalized, the acquisition is expected to require additional funding in excess of $3,000,000, which the Company contemplates acquiring from investors, although there are as yet no firm agreements for that financing.

NOTE 8 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2006. Management has been successful in obtaining financing from members of our Board of Directors, and additional financing was raised from the exercise of our outstanding stock purchase warrants. The Company requires and continues to pursue additional capital for revenue growth and strategic plan implementation. In March 2006, the Company approximately received gross proceeds in the amount of $305,000 from the exercise of options and warrants. We expect these proceeds to fund operations for the next 7 to 8 months.


NOTE 9 -- RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. As permitted under SFAS No. 123, we currently account for stock options under APB Opinion No. 25 whereby (i) stock options are granted at market price and (ii) no compensation expense is recognized for stock options issued to employees since the exercise price equals the stock price on the grant date, and we disclose the pro forma effect on net earnings assuming that compensation cost had been recognized under the requirements of SFAS No. 123. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to some of our employees and directors at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R becomes effective for us beginning September 1, 2006. We expect to adopt the provisions of SFAS 123R using the (modified prospective) method, which will result in the recognition of compensation expense for all awards granted after the effective date and all previously granted share-based awards that remain unvested at the effective date. Note 1 -- Stock Options illustrates the pro forma effects on net income and earnings per share as if we had adopted SFAS No. 123 using the Black-Scholes option-pricing model. However, the impact on future periods will depend on, among other things, the number of share-based awards granted and variables such as the volatility of our stock and when employees exercise stock options.

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

     All references to "we," "our," "us," or "BestNet" refer to BestNet Communications Corp. and its subsidiaries.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2006, TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2005.

Revenues

     Revenues decreased to $313,638 during the three-month period ended February 28, 2006, compared to $381,244, a decrease of 18% or $67,606 from the comparable period in fiscal 2005. The Caribbean hurricanes in September 2004 disrupted telephone communications and caused our revenue to decline beginning during the second week of September 2004. To date, this revenue has not fully returned and we do not expect it to return to the levels prior to these hurricanes. Call duration decreased by approximately 15% during the three-month period ended February 28, 2006 from the comparable period in fiscal 2005. Average revenue per minute decreased by 3% during the same comparable periods. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling and ClicktoPhone.

     Revenues decreased to $656,092 during the six-month period ended February 28, 2006, compared to $779,515, a decrease of 16% or $123,423 from the comparable period in fiscal 2005. The Caribbean hurricanes in September 2004 disrupted telephone communications and caused our revenue to decline beginning during the second week of September 2004. To date, this revenue has not fully returned and we do not expect it to return to the levels prior to these hurricanes. Call duration decreased by approximately 13% during the six-month period ended February 28, 2006 from the comparable period in fiscal 2005.

Average revenue per minute decreased by 3% during the same comparable periods. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling and ClicktoPhone.

Cost of Revenues

     Cost of revenues decreased to $193,007 during the three-month period ended February 28, 2006, from $242,454, a decrease of 20% or $49,447 from the comparable period in fiscal 2005. The decrease was directly related to the decrease in minutes used by customers on our network, primarily resulting from the Caribbean hurricanes in September 2004. Cost of revenues primarily include carrier expenses and charges for connectivity to our carriers.

     Cost of revenues decreased to $406,016 during the six-month period ended February 28, 2006, from $485,478, a decrease of 16% or $79,462 from the comparable period in fiscal 2005. The decrease was directly related to the decrease in minutes used by customers on our network, primarily resulting from the Caribbean hurricanes in September 2004. Cost of revenues primarily include carrier expenses and charges for connectivity to our carriers.

General and Administrative Expenses

     General and administrative expenses decreased to $222,730 during the three-month period ended February 28, 2006, from $296,087 a decrease of 25% or $73,357 from the comparable period in fiscal 2005. Payroll and related expenses decreased to $69,423 during the three-month period ended February 28, 2006, from $89,041 during the comparable period in fiscal 2005. This decrease which was a direct relation to a decrease in salary payments to the Company's officers as well as a reduction in our customer service personnel, was partially offset by a reinstatement in director fees. Rent expense decreased to $26,704 during the three-month period ended February 28, 2006, from $36,908 during the comparable period in fiscal 2005. This decrease was a direct result to leasing smaller corporate office space. Marketing and consulting expenses increased to $13,256 during the three-month period ended February 28, 2006, from $6,745 during the comparable period in fiscal 2005. This increase was a direct result of issuing stock options to an outside biotech consultant. Insurance expense decreased to $19,459 during the three-month period ended February 28, 2006, from $23,324 during the comparable period in fiscal 2005 due to a lower premium from the renewal of the Company's Directors and Officers insurance policy. Contractors expenses increased to $36,929 during the three-month period ended February 28, 2006, from $25,995 during the comparable period in fiscal 2005. This was a direct result of capitalizing more software which met our capitalization criteria during fiscal 2005. Accounting expense decreased to $16,607 during the three-month period ended February 28, 2006, from $36,349 during the comparable period in fiscal 2005 due primarily to the timing of accounting services rendered. Legal expenses decreased to $2,659 during the three-month period ended February 28, 2006, from $20,946 during the comparable period in fiscal 2005 due primarily to the timing of legal services rendered. Excise and commodity taxes decreased to $3,850 during the three-month period ended February 28, 2006, from $18,580 during the comparable period in fiscal 2005. This decrease was due primarily to the Company having to pay excise tax as a result of an excise tax audit in fiscal 2005.

     General and administrative expenses decreased to $486,822 during the six-month period ended February 28, 2006, from $680,721 a decrease of 28% or $193,899 from the comparable period in fiscal 2005. Payroll and related expenses decreased to $137,839 during the six-month period ended February 28, 2006, from $180,047 during the comparable period in fiscal 2005. This decrease which was a direct relation to a decrease in salary payments to the Company's officers as well as a reduction in our customer service personnel, was partially offset by a reinstatement in director fees. Rent expense decreased to $60,114 during the six-month period ended February 28, 2006, from $73,059 during the comparable period in fiscal 2005. This decrease was a direct result to leasing smaller corporate office space. Marketing and consulting expenses decreased to $13,486 during the six-month period ended February 28, 2006, from $154,257 during the comparable period in fiscal 2005. The Company ended consulting contracts with two of its board members, which primarily accounted for this decrease. Insurance expense decreased to $37,738 during the six-month period ended February 28, 2006, from $46,482 during the comparable period in fiscal 2005 due to a lower premium from the renewal of the Company's Directors and Officers insurance policy. Contractors expenses increased to $72,212 during the six-month period ended February 28, 2006, from $46,453 during the comparable period in fiscal 2005. This was a direct result of capitalizing more software which met our capitalization criteria during fiscal 2005. Accounting expense increased to $71,477 during the six-month period ended February 28, 2006, from $58,848 during the comparable period in fiscal 2005 due primarily to increases in and the timing of accounting services rendered. Legal expenses decreased to $13,177 during the six-month period ended February 28, 2006, from $25,539 during the comparable period in fiscal 2005 due primarily to the timing of legal services rendered. Excise and commodity taxes decreased to $8,067 during the six-month period ended February 28, 2006, from $21,317 during the comparable period in fiscal 2005. This decrease was due primarily to the Company having to pay excise tax as a result of an excise tax audit in fiscal 2005.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased to $33,299 for the three-month period ended February 28, 2006, from $44,730, a decrease of 25% or $11,431 for the comparable period in fiscal 2005. The decrease was primarily due to assets becoming fully depreciated.

     Depreciation and amortization expenses decreased to $66,531 for the six-month period ended February 28, 2006, from $88,463, a decrease of 52% or $22,798 for the comparable period in fiscal 2005. The decrease was primarily due to assets becoming fully depreciated.

Interest Income

     Interest income was not significant during the periods present.

Interest and Finance Charges

     Interest and finance charges decreased to $2,813 for the three-month period ended February 28, 2006, from $4,233, a decrease of 33% or $1,420 for the comparable period in fiscal 2005. The decrease is primarily attributable to a lower principal balance on which interest expense is calculated on.

     Interest and finance charges decreased to $5,229 for the six-month period ended February 28, 2006, from $27,672, a decrease of 77% or $18,211 for the comparable period in fiscal 2005. The decrease is primarily attributable to a lower principal balance on which interest expense is calculated on. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with its financing transactions. The majority of these convertible notes were converted into the Company's equity securities prior to the end of fiscal 2004.


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

     At February 28, 2006, we had cash and cash equivalents of $35,611. The Company does not generate income sufficient to offset the costs of its operations. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors. In March 2006, the Company received approximate gross proceeds in the amount of $305,000 from the exercise of options and warrants. We expect these proceeds to fund operations for the next 1 to 2 quarters.

     Unless we achieve profitable operations in future periods, obtain additional capital through asset sales, securing a revolving credit facility, debt or equity offerings, or a combination of the foregoing, we will encounter liquidity difficulties and be unable to continue in business. No assurance can be given that the Company will be able to raise additional capital when needed, or at all, or that such capital, if available, will be on terms acceptable to the Company. As mentioned in the financial statements, the Company will have to raise additional funds to complete the acquisition of JDA Medical Technologies, Inc.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2006, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K Filed during the Period Covered by This Report are as Follows:

   December 22, 2005    BestNet Communications Announces Medical Advisor
   March 10, 2006       BestNet Communications Announces Warrant Expiration
   March 14, 2006       BestNet Communications Announces Capital Infusion
   March 24, 2006       BestNet Communications Announces Non-Binding Letter of
                        Intent

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 14, 2006                       BESTNET COMMUNICATIONS CORP.


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