Form 10QSB
period 2006-05-31
BESTNET COMMUNICATIONS CORP
filed 2006-07-17
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                   to                  .
                                    -----------------    -----------------

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

As of July 11, 2006 there were 47,097,953 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes  [ ] No  [X]


================================================================================

                          BESTNET COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION                     ----

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2006 (unaudited)
and August 31, 2005                                                            3

Unaudited Condensed Consolidated Statements of Operations for the
three months ended May 31, 2006 and  2005                                      4

Unaudited Condensed Consolidated Statements of Operations for the
nine months ended May 31, 2006 and  2005                                       5

Unaudited Condensed Consolidated Statements of Cash Flows for the
nine months ended May 31, 2006 and 2005                                        6

Notes to Unaudited Condensed Consolidated Financial Statements                 7

ITEM 2. Management's Discussion and Analysis or Plan of Operation             13

ITEM 3. Controls and Procedures                                               16

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           17

ITEM 3. Defaults Upon Senior Securities                                       17

ITEM 4. Submission of Matters to a Vote of Security Holders                   17

ITEM 5. Other Information                                                     17

ITEM 6. Exhibits and Reports on Form 8-K                                      17



                                  PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                          BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                        May 31,       August 31,
                                           ASSETS                        2006            2005
                                           ------                        ----            ----
                                                                      (UNAUDITED)
Current Assets:

   Cash and cash equivalents                                         $    191,593    $     86,651
   Accounts receivable, net of allowance of
      $8,871 and $15,434                                                   50,516          62,743
   Prepaid expenses and other current assets                              120,547          21,077
   Note receivable                                                        350,000            --
                                                                     ------------    ------------
      Total current assets                                                712,656         170,471

Property and equipment, net of accumulated
   depreciation of $3,711,841 and $3,611,813                              119,421         208,299
Deposits and other assets                                                 109,325          80,197
                                                                     ------------    ------------

          Total assets                                               $    941,402    $    458,967
                                                                     ------------    ------------


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                          LIABILITIES

Current Liabilities:
   Capital lease obligations, current portion                        $       --      $      2,721
   Accounts payable and accrued expenses                                  140,426          99,681
   Note payable                                                            10,114             464
   Convertible note payable, net of discount of $38,593                   311,407            --
   Convertible note payable - related parties                              80,450          80,450
   Deferred revenue                                                         9,662          15,863
                                                                     ------------    ------------

      Total current liabilities                                           552,059         199,179
                                                                     ------------    ------------
                       STOCKHOLDER'S EQUITY

Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
   443,162 shares issued and outstanding at May 31, 2006
   and August 31, 2005                                                        443             443
Common stock, par value $.001 per share; 100,000,000 shares
authorized;
   47,097,953 shares issued and outstanding at May 31, 2006;
   47,019,654 shares issued and 45,119,654 shares outstanding at
   August 31, 2005                                                         47,097          47,020
Additional paid-in capital                                             36,992,227      37,300,605
Accumulated deficit                                                   (36,650,424)    (36,176,280)
                                                                     ------------    ------------

                                                                          389,343       1,171,788
Less treasury stock, 1,900,000 common shares, at cost                        --          (912,000)
                                                                     ------------    ------------

          Total stockholders' equity                                      389,343         259,788
                                                                     ------------    ------------

          Total liabilities and stockholders' equity                 $    941,402    $    458,967
                                                                     ------------    ------------


             See accompanying notes to condensed consolidated financial statements.





                        BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005



                                                                  2006            2005
                                                                  ----            ----

Revenues                                                      $    283,693    $    398,208
Expenses:                                                             --              --
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                         170,906         259,274
   General and administrative expenses (exclusive of
      depreciation and amortization shown separately below)        232,686         209,626
   Depreciation and amortization                                    33,497          44,242
                                                              ------------    ------------
          Total expenses                                           437,089         510,142
                                                              ------------    ------------
          Loss from operations                                    (153,396)       (114,934)
                                                              ------------    ------------
Other income (expense):
   Interest income                                                   7,180             137
   Interest and finance charges                                    (17,288)         (4,256)
   Other expense                                                       (45)           (252)
                                                              ------------    ------------
          Total other expense                                      (10,120)         (6,034)
                                                              ------------    ------------
Net loss attributable to common shareholders                  $   (163,516)   $   (120,968)
                                                              ============    ============
Loss per common share, basic and diluted                      $       (.00)   $       (.00)
                                                              ------------    ------------
Weighted average number of common shares outstanding,
   basic and diluted                                            46,154,745      43,652,298
                                                              ============    ============


           See accompanying notes to condensed consolidated financial statements.





                     BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005



                                                             2006            2005
                                                             ----            ----

Revenues                                                $    939,785    $  1,177,723
Expenses:                                                       --              --
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                   576,922         744,751
   General and administrative expenses (exclusive of
depreciation and
      amortization shows separately below)                   719,508         890,348
   Depreciation and amortization                             100,028         132,705
                                                        ------------    ------------
          Total expenses                                   1,396,458       1,767,804
                                                        ------------    ------------
          Loss from operations                              (456,673)       (590,081)
                                                        ------------    ------------
Other income (expense):
   Interest income                                             7,848             829
   Interest and finance charges                              (22,485)        (31,928)
   Loss on disposal of assets                                   --            (1,663)
   Other expense                                              (2,833)         (7,582)
                                                        ------------    ------------
          Total other expense                                (17,470)        (38,139)
                                                        ------------    ------------
Net loss attributable to common shareholders            $   (474,143)   $   (628,220)
                                                        ============    ============
Loss per common share, basic and diluted                $       (.01)   $       (.01)
                                                        ------------    ------------
Weighted average number of common shares outstanding,
   basic and diluted                                      46,805,090      42,388,616
                                                        ============    ============


        See accompanying notes to condensed consolidated financial statements.





                             BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005



                                                                                 2006         2005
Operating activities:                                                            ----         ----

   Net loss                                                                   $(474,143)   $(628,220)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                100,028      132,705
   Non-cash stock based compensation                                             43,673       97,873
   Amortization of discounts on notes payable                                     8,786       78,955
   Changes in assets and liabilities:
      Accounts receivable                                                        12,227        4,200
      Prepaid expenses and other current assets                                 (55,157)      54,964
      Deposits and other assets                                                 (29,128)     (34,029)
      Accounts payable and accrued expenses                                      40,745      (84,239)
      Deferred revenue                                                           (6,201)        (217)
                                                                              ---------    ---------

          Net cash used in operating activities                                (359,170)    (456,963)
                                                                              ---------    ---------
Investing activities:
   Issuance of note receivable                                                 (350,000)        --
   Purchase of property and equipment                                           (11,150)     (33,941)
                                                                              ---------    ---------
          Net cash used in investing activities                                (361,150)     (33,941)
                                                                              ---------    ---------
Financing activities:
   Proceeds from exercise of warrants                                           497,157         --
   Proceeds from exercise of stock options                                       15,490         --
   Proceeds from conversion of units                                               --        230,393
   Proceeds from issuance of notes payable                                      350,000       50,000
   Repayment of notes payable                                                   (34,664)    (130,437)
   Principal payments on capital lease obligation                                (2,721)      (3,702)
                                                                              ---------    ---------
          Net cash provided by financing activities                             825,262      146,254
                                                                              ---------    ---------
          Net increase (decrease) in cash and cash equivalents                  104,942     (344,650)

Cash and cash equivalents, beginning of period                                   86,651      405,299
                                                                              ---------    ---------

Cash and cash equivalents, end of period                                      $ 191,593    $  60,649
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

          Operating results for the three and nine month periods ended May 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006. Certain reclassifications have been made to conform fiscal 2005 information to the presentation of fiscal 2006 information.
The reclassifications have no effect on net income.

NOTE 2 -- PER SHARE DATA

          Basic earnings (loss) per share is calculated by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three and nine month periods ending May
31, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:

                                                          For the three months ended May    For the nine months ended May 31,
                                                                     31,
                                                              2006              2005              2006              2005
                                                           Underlying       Underlying        Underlying        Underlying
                    Description                           Common Shares    Common Shares     Common Shares     Common Shares
                    -----------                           -------------    -------------     -------------     -------------
Convertible preferred stock                                   886,324          886,324           886,324           886,324
Convertible notes payable                                     670,417          916,667           670,417           916,667
Options                                                       290,237            2,647           169,821            32,619
Warrants                                                       19,429               --             1,429                --
                                                            ---------        ---------         ---------         ---------
Total potentially dilutive securities                       1,866,407        1,805,638         1,727,991         1,835,610
                                                            =========        =========         =========         =========

NOTE 3 -- STOCKHOLDERS EQUITY

UNITS:

          On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities:



(a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Company's Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and then again in February 2005. As of May 31, 2006, there were 443,162 Units outstanding, which had not been split. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock and 1,329,486 shares of common stock.

          On March 12, 2004, we received approximately $60,000 from the completed sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of one of our directors, Mr. Anthony Silverman. In August 2004, these Units were separated into the underlying securities.

WARRANTS:

          On September 26, 2005, the Company's Executive Committee temporarily reduced the exercise price on its trading warrants. The original exercise price of these warrants was $0.30 and were issued in connection with the Unit offerings discussed above. For the period from September 26, 2005 through October 14, 2005, the exercise price on these warrants was reduced to $0.22. During this time period, 930,400 warrants were exercised and 930,400 shares of common stock were issued as a result of these warrants being exercised. The exercise of these warrants resulted in gross proceeds to the Company of approximately $205,000.

          On February 17, 2006, 5,000 warrants were exercised at an exercise price of $0.30. The exercise of these warrants resulted in gross proceeds to the Company of $1,500.

          Effective March 31, 2006, warrants underlying the March 2003 Unit offering expired. Accordingly, from March 9, 2006 to March 31, 2006, in exchange for $0.30 per Unit, the Company's Board of Directors offered Unit holders the right to exercise the underlying warrants, for their original exercise price of $0.30 per warrant, and exchange the Unit certificate for one share of common stock and a new modified unit ("Modified Unit"). Each Modified Unit consists of the following underlying securities: (a) three shares of the Company's common stock; and (b) one share of Series A Convertible Preferred Stock, par value $.001 per share. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). As of March 9, 2006, there were 443,162 Units outstanding from the March 2003 Unit offering. During this period, Unit holders elected to exercise 239,550 underlying warrants and exchange 239,550 Units for Modified Units for proceeds of approximately $72,000.

          Effective March 31, 2006, warrants previously underlying the March 2003 Unit offering expired (See Note 3). Our Company's Board of Directors authorized the splitting of the Units twice, once in July 2004 and then again in February 2005. As of March 9, 2006, there were 1,186,825 warrants outstanding from previously split Units. Between March 9, 2006 and March 31, 2006, warrant holders elected to exercise 730,349 underlying warrants for proceeds of approximately $219,000.

STOCK OPTIONS:

          On December 19, 2005, the Company entered into an advisory agreement with Dr. Steve Kurtzman. As a result of this advisory agreement, Dr. Kurtzman was granted 200,000 options to purchase the Company's common stock at a per share price of $0.19. These five-year options were granted with a strike price equal to their then fair market value at the time of grant and vest on December 19, 2006. We have recognized expense of $15,551 and $28,337 during the three and nine months ended May 31, 2006 related to these options.

          On March 23, 2006, the Company's Board of Directors granted 800,000 options to various employees, directors and consultants. These options were granted with an exercise price of $0.40. These seven-year options were granted with a strike price equal to their fair market value at the time of grant and vest in one year. These options were granted pursuant to the Company's 2000 Incentive Stock Plan. These are seven-year options and vest on March 23, 2007.

The following table lists the stock option grants:

--------------------------------- --------- ------------------------------
Stanley L. Schloz, President       100,000  Incentive Stock Options
--------------------------------- --------- ------------------------------
Michael A. Kramarz, CFO            100,000  Incentive Stock Options
--------------------------------- --------- ------------------------------
Kelvin Wilbore, Employee            50,000  Incentive Stock Options
--------------------------------- --------- ------------------------------
Barry Griffith, Director           300,000  Non-Statutory Stock Options
--------------------------------- --------- ------------------------------
Dr. Stephen Kurtzman, Consultant   100,000  Non-Statutory Stock Options
--------------------------------- --------- ------------------------------
Stephen Meadow, Consultant         150,000  Non-Statutory Stock Options
--------------------------------- --------- ------------------------------

          For the three and nine months ended May 31, 2006, we recognized expense of $15,326 related to the options granted to Dr. Kurtzman and Mr. Meadow.

          During the third quarter of fiscal 2006, 73,000 employee stock options were exercised. 20,000 of these options were exercised at an exercise price of $0.165 per shares and 53,000 were exercised at an exercise price of $0.23 per share. The exercise of these options resulted in proceeds to the Company of $15,490.

          On April 25, 2006, the Company's Board of Directors, in an effort to reduce the number of shares the Company is required to reserve for the exercise of stock options, the Company agreed to retire 279,300 employee options with exercise prices ranging from $0.73 to $8.00 per share, and issue 55,860 options at an exercise price of $0.30 per common share. The newly issued options vest immediately, have a term of four years and were granted with a strike price equal to their fair market value at the time of grant.

NOTE 4 - NOTE RECEIVABLE

          On March 23, 2006, the Company announced that it has entered into a non-binding letter of intent to JDA Medical Technologies, Inc. ("JDA"), a development state company incorporated in Maryland. The Company advanced to JDA $350,000 through a Convertible Promissory Note. The principal and interest, accruing at 10% per annum, are due six months from the date of issuance. The advance may be convertible into a minority interest in JDA if the acquisition is not consummated within a six-month period. The Company has accrued interest income in the amount of $6,616 during the third quarter of 2006 relative to this note receivable. See Note 8 - Subsequent Events for additional information relative to JDA.

NOTE 5 -- NOTES PAYABLE

Convertible Related Party Note Payable:

          On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The term of this note has been extended to September 23, 2006. As of May 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of the Company's common stock.

Convertible Note Payable:

          On March 13, 2006, the Company issued to Mountainview Opportunistic Growth Fund, L.P., an Ontario limited partnership, a Convertible Subordinated Promissory Note in the principal amount of $350,000. The note is payable at the end of 14 months following the date of issue, accrues interest at the rate of 8% and is convertible into the Company's common stock at a conversion price of $1.00 per common share. In further consideration of the loan, the Company issued a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. Upon the exercise of the warrant the holders have the right to have the underlying shares registered under the Securities Act of 1933 for re-sale after a period of six months. The closing price of the Company's common stock on March 13, 2006 was $0.41 per share. The Company recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the warrants issued in connection with the note.



Note Payable:

          On October 1, 2005, the Company entered into a note payable agreement to finance $44,314 of directors and officer's insurance premiums. The note bears interest at a rate of 9.25% per annum and is due in nine monthly installments of $5,115, including principal and interest, beginning on November 1, 2005. As of May 31, 2006, the principal balance outstanding was $10,114.

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

          Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net loss and net loss per common share would have been as follows:

                                                                    Three Months Ended                Nine Months Ended
                                                                          May 31,                          May 31,
                                                                   2006           2005             2006            2005
                                                                   ----           ----             ----            ----
Net loss available to common shareholders, as reported        $  (163,516)    $  (120,968)     $  (474,143)    $  (628,220)
Add:   Compensation   expense  for  employee  equity  awards
recorded at fair value in the  determination  of net loss as
reported                                                             --             --                --            59,555


Less:  Compensation  expense for equity awards determined by
the fair value based method                                       (39,060)        (15,541)         (44,619)       (168,843)
                                                              -----------     -----------      -----------     -----------

Pro forma net loss available to common shareholders           $  (202,576)    $  (137,509)     $  (518,762)    $  (737,508)
                                                              ===========     ===========      ===========     ===========
Loss per share, as reported                                   $      (.00)    $      (.00)     $      (.01)    $      (.01)
                                                              -----------     -----------      -----------     -----------
Pro forma loss per share available to common
shareholders                                                  $      (.00)    $      (.00)     $      (.01)    $      (.01)
                                                              -----------     -----------      -----------     -----------


NOTE 7 -- COMMITMENTS AND CONTINGENCIES

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

                                       10

NOTE 8  -- SUBSEQUENT EVENTS

JDA Transaction:

          On March 23, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire JDA Medical Technologies, Inc., a privately held medical device company located in Clarksville, Maryland. JDA holds an exclusive license from a prominent University to develop and use a new technology, still in the process of development, for the treatment of cancer.

          The terms of the transaction are still under negotiation, but the Company contemplates issuing a substantial amount of its common stock for this acquisition, should the acquisition be consummated. Although the terms of the transaction have not been settled, the Company has made a firm commitment to advance, and subsequently did advance, $350,000 to JDA to finance continued product development activities, through the issuance of a convertible note receivable (See Note 4 - Note Receivable).

          As with the development of any new medical technology, there is a significant risk that substantial amounts of money will be required in the future and there is always the risk that development efforts will not result in a commercially successful product.

          The $350,000 advance was made out of the Company's current funds derived from borrowings. When finalized, the acquisition is expected to require additional funding in excess of $4,000,000, which the Company contemplates acquiring from investors, although there are as yet no firm agreements for such financing.

Convertible Promissory Notes:

          On July 5, 2006, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000, convertible at the option of the holder into approximately 645,161 shares of the Company's common stock. The Convertible Promissory Note is due October 5, 2006 and bears interest at the rate of 10% per annum. The use of these funds is predicated on the successful acquisition of JDA Medical Technologies, Inc.

          On July 5, 2006, the Company issued to an accredited investor a Convertible Promissory Note in the principal amount of $145,000, convertible at the option of the holder into approximately 467,742 shares of the Company's common stock. The Convertible Promissory Note is due October 5, 2006 and bears interest at the rate of 10% per annum. The use of these funds is predicated on the successful acquisition of JDA Medical Technologies, Inc.

          On July 5, 2006, the Company issued to an accredited investor a Convertible Promissory Note in the principal amount of $55,000, convertible at the option of the holder into approximately 177,419 shares of the Company's common stock. The Convertible Promissory Note is due on October 5, 2006 and bears interest at the rate of 10% per annum. The use of these funds is predicated on the successful acquisition of JDA Medical Technologies, Inc.

NOTE 9 -- GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the years and anticipates additional losses in fiscal year 2006. Management has been successful in obtaining financing from members of our Board of Directors, and additional financing was raised from the exercise of our outstanding stock purchase warrants. The Company requires and continues to pursue additional capital for revenue growth and strategic plan implementation. We expect our cash balances to fund operations for the next 4 to 5 months.

NOTE 10 -- RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2006, TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2005.

Revenues

          Revenues decreased to $283,693 during the three-month period ended May 31, 2006, compared to $398,208, a decrease of 29% or $114,515 from the comparable period in fiscal 2005. The decrease in revenue is due primarily to a decline in usage by our customers through normal attrition as well as a decrease in call costs to remain competitive. Calls decreased by approximately 18% during the three-month period ended May 31, 2006 from the comparable period in fiscal 2005. Average revenue per minute decreased by approximately 11% during the same comparable period. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling and ClicktoPhone.

          Revenues decreased to $939,785 during the nine-month period ended May 31, 2006, compared to $1,177,723, a decrease of 20% or $237,938 from the comparable period in fiscal 2005. The decrease in revenue is due primarily to a decline in usage by our customers through normal attrition as well as a decrease in call costs to remain competitive. Call duration decreased by approximately 15% during the nine-month period ended May 31, 2006 from the comparable period in fiscal 2005. Average revenue per minute decreased by 5% during the same comparable period. Current period revenues were derived from customer usage of Bestnetcall service including international long distance, conference calling and ClicktoPhone.

Cost of Revenues

          Cost of revenues decreased to $170,906 during the three-month period ended May 31, 2006, from $259,274, a decrease of 34% or $88,368 from the comparable period in fiscal 2005. The decrease was directly related to the decrease in minutes used by customers on our network. Cost of revenues primarily include carrier expenses and charges for connectivity to our carriers. During the third quarter of fiscal 2006, the Company added another wholesale carrier which allowed us to increase our gross margins.

          Cost of revenues decreased to $576,922 during the nine-month period ended May 31, 2006, from $744,751 a decrease of 23% or $167,829 from the comparable period in fiscal 2005. The decrease was directly related to the decrease in minutes used by customers on our network. Cost of revenues primarily include carrier expenses and charges for connectivity to our carriers.

General and Administrative Expenses

          General and administrative expenses increased to $232,686 during the three-month period ended May 31, 2006, from $209,626, an increase of 11% or $23,060 from the comparable period in fiscal 2005. Payroll and related expenses decreased to $64,380 during the three-month period ended May 31, 2006, from $67,130 during the comparable period in fiscal 2005. This decrease is related to a decrease in salary payments to the Company's officers as well as a reduction in our customer service personnel, partially offset by the reinstatement of director fees. Rent expense decreased to $27,969 during the three-month period ended May 31, 2006, from $37,008 during the comparable period in fiscal 2005. This decrease was a direct result to leasing smaller corporate office space. Marketing and consulting expenses increased to $31,222 during the three-month period ended May 31, 2006, from $345 during the comparable period in fiscal 2005. This increase was a direct result of issuing stock options to outside biotech consultants. Insurance expense decreased to $16,326 during the three-month period ended May 31, 2006, from $22,584 during the comparable period in fiscal 2005 due to a lower premium from the renewal of the Company's Directors and Officers insurance policy. Contractors expenses increased to $41,166 during the three-month period ended May 31, 2006, from $30,003 during the comparable period in fiscal 2005. This was a direct result of capitalizing more software, which met our capitalization criteria during fiscal 2005. Accounting expense increased to $12,772 during the three-month period ended May 31, 2006, from $2,890 during the comparable period in fiscal 2005 due primarily to the timing of accounting services rendered. Legal expenses decreased to $3,716 during the three-month period ended May 31, 2006, from $14,099 during the comparable period in fiscal 2005 due primarily to the timing of legal services rendered.

          General and administrative expenses decreased to $719,508 during the nine-month period ended May 31, 2006, from $890,348 a decrease of 19% or $170,840 from the comparable period in fiscal 2005. Payroll and related expenses decreased to $202,219 during the nine-month period ended May 31, 2006, from $247,177 during the comparable period in fiscal 2005. This decrease was a direct relation to a decrease in salary payments to the Company's officers as well as a reduction in our customer service personnel, was partially offset by a reinstatement in director fees. Rent expense decreased to $88,084 during the nine-month period ended May 31, 2006, from $110,066 during the comparable period in fiscal 2005. This decrease was a direct result to leasing smaller corporate office space. Marketing and consulting expenses decreased to $44,708 during the nine-month period ended May 31, 2006, from $154,602 during the comparable period in fiscal 2005. The Company ended consulting contracts with two of its board members, which primarily accounted for this decrease. Insurance expense decreased to $54,063 during the nine-month period ended May 31, 2006, from $69,065 during the comparable period in fiscal 2005 due to a lower premium from the renewal of the Company's Directors and Officers insurance policy. Contractors expenses increased to $113,378 during the nine-month period ended May 31, 2006, from $76,455 during the comparable period in fiscal 2005. This was a direct result of capitalizing more software, which met our capitalization criteria during fiscal 2005. Accounting expense increased to $84,250 during the nine-month period ended May 31, 2006, from $61,738 during the comparable period in fiscal 2005 due primarily to increases in and the timing of accounting services rendered. Legal expenses decreased to $16,892 during the nine-month period ended May 31, 2006, from $39,639 during the comparable period in fiscal 2005 due primarily to the timing of legal services rendered. Excise and commodity taxes decreased to $11,674 during the nine-month period ended May 31, 2006, from $26,373 during the comparable period in fiscal 2005. This decrease was due primarily to the Company having to pay excise tax as a result of an excise tax audit in fiscal 2005.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses decreased to $33,497 for the three-month period ended May 31, 2006, from $44,242, a decrease of 24% or $10,745 for the comparable period in fiscal 2005. The decrease was primarily due to assets becoming fully depreciated.

          Depreciation and amortization expenses decreased to $100,028 for the nine-month period ended May 31, 2006, from $132,705, a decrease of 25% or $32,677 for the comparable period in fiscal 2005. The decrease was primarily due to assets becoming fully depreciated.

Interest Income

          Interest income increased to $7,180 for the three-month period ended May 31, 2006, from $137, an increase in excess of 100% or $7,043 for the comparable period in fiscal 2005. The increase was primarily due to the accrual of interest on our note receivable to JDA Medical Technologies, Inc.

          Interest income increased to $7,848 for the nine-month period ended May 31, 2006, from $829, an increase in excess of 100% or $7,019 for the comparable period in fiscal 2005. The increase was primarily due to the accrual of interest on our note receivable to JDA Medical Technologies, Inc.

Interest and Finance Charges

          Interest and finance charges increased to $17,288 for the three-month period ended May 31, 2006, from $4,256, an increase in excess of 100% or $13,032 for the comparable period in fiscal 2005. The increase is primarily attributable to interest accrued on the issuance of a convertible note payable in connection with the Company's financing transactions and the amortization taken relative to a discount on a convertible note payable.

          Interest and finance charges decreased to $22,485 for the nine-month period ended May 31, 2006, from $31,928, a decrease of 30% or $9,443 for the comparable period in fiscal 2005. The decrease is primarily attributable to a lower principal balance on which interest expense is calculated on. The interest and finance charges are primarily attributable to the Company's issuance and conversion of convertible notes in connection with our financing transactions. The majority of these convertible notes were converted into the Company's equity securities prior to fiscal 2005.

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

          At May 31, 2006, we had cash and cash equivalents of $191,593. The Company does not generate income sufficient to offset the costs of its operations. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors. In March 2006, the Company received approximate gross proceeds in the amount of $305,000 from the exercise of options and warrants. We expect our cash balances to fund operations for the next 4 to 5 months.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2006, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 17, 2006                        BESTNET COMMUNICATIONS CORP.


                                            By:  /s/  Stanley L. Schloz
                                               ---------------------------------
                                                      Stanley L. Schloz,
                                                      President

                                            By:  /s/  Michael A. Kramarz
                                               ---------------------------------
                                                      Michael A. Kramarz,
                                                      Chief Financial Officer