Form 10QSB/A
period 2006-05-31
BESTNET COMMUNICATIONS CORP
filed 2006-10-11
CIK 799694

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

Explanatory Note. This amendment is being filed to correct typographical errors in the Statements of Operations and Statement of Cash Flows only. No other changes or corrections were made to this filing. We refiled the entire 10-QSB in order to provide more convenient access to the corrected information in context.





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





                        BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005




                                                                  2006            2005
                                                                  ----            ----

Revenues                                                      $    283,693    $    398,208
Expenses:                                                             --              --
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                         170,906         259,274
   General and administrative expenses (exclusive of
      depreciation and amortization shown separately below)        232,686         209,626
   Depreciation and amortization                                    33,497          44,242
                                                              ------------    ------------
          Total expenses                                           437,089         513,142
                                                              ------------    ------------
          Loss from operations                                    (153,396)       (114,934)
                                                              ------------    ------------
Other income (expense):
   Interest income                                                   7,180             137
   Interest and finance charges                                    (17,255)         (4,256)
   Loss or disposal of assets                                         --            (1,663)
   Other expense                                                       (45)           (252)
                                                              ------------    ------------
          Total other expense                                      (10,120)         (6,034)
                                                              ------------    ------------
Net loss attributable to common shareholders                  $   (163,516)   $   (120,968)
                                                              ============    ============
Loss per common share, basic and diluted                      $       (.00)   $       (.00)
                                                              ============    ============
Weighted average number of common shares outstanding,
   basic and diluted                                            46,154,745      43,652,298
                                                              ============    ============



           See accompanying notes to condensed consolidated financial statements.

                                              4





                     BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005




                                                             2006            2005
                                                             ----            ----

Revenues                                                $    939,785    $  1,177,723
Expenses:                                                       --              --
   Cost of revenues (exclusive of depreciation and
      amortization shown separately below)                   576,922         744,751
   General and administrative expenses (exclusive of
depreciation and
      amortization shows separately below)                   719,508         890,348
   Depreciation and amortization                             100,028         132,705
                                                        ------------    ------------
          Total expenses                                   1,396,458       1,767,804
                                                        ------------    ------------
          Loss from operations                              (456,673)       (590,081)
                                                        ------------    ------------
Other income (expense):
   Interest income                                             7,848             829
   Interest and finance charges                              (22,485)        (31,928)
   Loss on disposal of assets                                   --            (1,663)
   Other expense                                              (2,833)         (5,377)
                                                        ------------    ------------
          Total other expense                                (17,470)        (38,139)
                                                        ------------    ------------
Net loss attributable to common shareholders            $   (474,143)   $   (628,220)
                                                        ============    ============
Loss per common share, basic and diluted                $       (.01)   $       (.01)
                                                        ============    ============
Weighted average number of common shares outstanding,
   basic and diluted                                      46,805,090      42,388,616
                                                        ============    ============



        See accompanying notes to condensed consolidated financial statements.

                                           5




                            BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005



                                                                                 2006         2005
Operating activities:                                                            ----         ----

   Net loss                                                                   $(474,143)   $(628,220)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                                100,028      132,705
   Non-cash stock based compensation                                             43,673       97,873
   Amortization of discounts on notes payable                                     8,786         --
   Changes in assets and liabilities:
      Accounts receivable                                                        12,227        4,200
      Prepaid expenses and other current assets                                 (55,157)      54,964
      Deposits and other assets                                                 (29,128)     (34,029)
      Accounts payable and accrued expenses                                      40,745      (84,239)
      Deferred revenue                                                           (6,201)        (217)
                                                                              ---------    ---------

          Net cash used in operating activities                                (359,170)    (456,963)
                                                                              ---------    ---------
Investing activities:
   Issuance of note receivable                                                 (350,000)        --
   Purchase of property and equipment                                           (11,150)     (33,941)
                                                                              ---------    ---------
          Net cash used in investing activities                                (361,150)     (33,941)
                                                                              ---------    ---------
Financing activities:
   Proceeds from exercise of warrants                                           497,157         --
   Proceeds from exercise of stock options                                       15,490         --
   Proceeds from conversion of units                                               --        230,393
   Proceeds from issuance of notes payable                                      350,000       50,000
   Repayment of notes payable                                                   (34,664)    (130,437)
   Principal payments on capital lease obligation                                (2,721)      (3,702)
                                                                              ---------    ---------
          Net cash provided by financing activities                             825,262      146,254
                                                                              ---------    ---------
          Net increase (decrease) in cash and cash equivalents                  104,942     (344,650)

Cash and cash equivalents, beginning of period                                   86,651      405,299
                                                                              ---------    ---------

Cash and cash equivalents, end of period                                      $ 191,593    $  60,649
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