Form 10KSB
period 2006-08-31
BESTNET COMMUNICATIONS CORP
filed 2006-12-14
CIK 799694

================================================================================
                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

      For the fiscal year ended August 31, 2006

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

     Issuer's revenues for the fiscal year ended August 31, 2006: $1,174,073.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 13, 2006 was approximately $21,693,525 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 13, 2006 was 60,259,793.

                       Documents Incorporated By Reference

     Certain exhibits are incorporated in Item 13 by reference to other reports and registration statements of the issuer which have been filed with the Securities and Exchange Commission.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1        Description of Business..........................................2
Item 2        Description of Property.........................................14
Item 3        Legal Proceedings...............................................14
Item 4        Submission of Matters to a Vote of Security Holders.............15

                                     PART II

Item 5        Market for Common Equity and Related Stockholder Matters........15
Item 6        Management's Discussion and Analysis or Plan of Operation.......18
Item 7        Financial Statements............................................26
Item 8        Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................27
Item 8A       Controls and Procedures.........................................27
Item 8B       Other Information...............................................27

                                    PART III

Item 9        Directors and Executive Officers of the Registrant..............27
Item 10       Executive Compensation..........................................30
Item 11       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................34
Item 12       Certain Relationships and Related Transactions..................35
Item 13       Exhibits, Lists and Reports on Form 8-K.........................36
Item 14       Principal Accountant Fees and Services..........................38

INTRODUCTORY NOTE - CHANGE IN BUSINESS DIRECTION

     We are in the process of changing the nature of our business. From inception, until July 2006, our sole business was to provide telephone services through the internet. At that time, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our device.

     Our telephone business was never profitable and we were able to continue it only by repeated equity and debt financings. After the end of fiscal 2006, during December 2006, we determined to dispose of most of the assets of the telephone business and we entered into discussions with a prospective purchaser.

     Both the telephone business and medical device business are described below in this Report.


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

     All references to "we," "our," "us," "BestNet" or the "Company" refer to BestNet Communications Corp., and its predecessors and subsidiaries, including Oncologix Corporation.

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

     Reliance on Continued Investment

     o Since our inception we have been dependent on obtaining operating capital from private investors, including some of our present Directors. We are in the process of seeking funds for our medical device business from private investors, but there are no assured sources of additional financing nor is there any assurance of success in that regard.

     Telephone Business

     o Our telephone business has never been profitable. After the end of fiscal 2006, during December 2006, we determined to dispose of most of the assets of the telephone business and we entered into discussions with a prospective purchaser.

     o There are many competitors, a number of whom have greater size and financial resources than we do;

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

     o Although we have entered into discussions for the sale of most of the assets of our telephone business, there is no binding agreement for the sale and no assurance that a sale will be consummated.


     Medical Device Business

     o Effective July 26, 2006, we have entered a new line of business through our wholly owned subsidiary, Oncologix Corporation, which is in the development stage. There is no assurance that we will be able to obtain the financing necessary to complete the development of our product or, if we do, that any new line of business will be successful.

     o Our new product is intended for medical use in the treatment of cancer patients. It is therefore subject to governmental regulation. There is no assurance that necessary approvals for such use will be obtained at all or within the time we have estimated.

     o Our new business is technology based and, as with all such businesses, is subject to the risks that our product will fail to perform as expected, that others in the industry may develop superior technology, or that we will be unable to obtain legal protection for our intellectual property.

     o There is a risk that we may be unable to obtain sufficient funds to finance the continued development and commercialization of our product.



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

     We were formed in 1995 as a New Jersey corporation, under the name "Wavetech, Inc.", through the merger of two predecessor corporations. We changed our corporate domicile to Nevada in December 1997, by merging into a Nevada corporation named, "Interpretel International, Inc." and subsequently changed our name to "Wavetech International, Inc." Our business at the time was to develop and market software for customized telephone calling card services. In 1999 we changed our business to take advantage of technological advances making it possible to provide improved telephone services through the use of the Internet. Our business then became the application of Internet technology to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers at prices lower than those generally available from conventional telephone companies. In 2000, reflecting that business change, we changed our name to "BestNet Communications Corp".

     The Internet technology used in our telephone business is patented by Softalk, Inc., an Ontario, Canada Corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. The patent will expire in 2021. See ITEM 3, "LEGAL PROCEEDINGS" for a description of disputes between Softalk and us.

     We never achieved a positive cash flow or profitability in the telephone business because we were not able to generated a volume of business sufficient to cover our overhead costs. During the fiscal year ended August 31, 2006 ("fiscal 2006"), we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations but failed to do so. We were able to remain in existence only because of our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other required assets. See "CUSTOMERS AND MARKETING" below in this section and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", Item 6 of this Report. We do not intend to apply any new funds to the telephone business and during December 2006 determined to dispose of it by a sale of assets.

     We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA") which was merged into our wholly owned subsidiary, Oncologix Corporation ("Oncologix").

     JDA was organized as a Maryland corporation in 2003 by Andrew S. Kennedy, MD, David Van Echo, MD, and Mr. Jeff Franco for the commercial exploitation of an innovative technology (described below) for treating soft tissue cancers. Dr. Kennedy, Dr. Van Echo, and others, invented that technology while associated with the University of Maryland, Baltimore ("the University"), which paid for the research and development effort and which owns the technology. The principal asset acquired from JDA is the Master License Agreement (described below), covering that technology, granted to JDA by the University in September 2003. The University has applied for patents on the licensed technology which are still pending. No patents have yet been issued and there is no assurance that any patents will be issued. If the applications are denied, we will have no legal protection for the intellectual property embodied in the technology and it will become available to others.

     From the time JDA entered into the Master License Agreement until it was acquired by us, the activities of JDA were limited to the development of software ancillary to the licensed technology and to seek sources of financing.


OUR TELEPHONE BUSINESS

     NOTE: Our telephone business was never profitable and we were able to continue it only by repeated equity and debt financings. After the end of fiscal 2006, during December 2006, we determined to dispose of most of the assets of the telephone business and we entered into discussions with a prospective purchaser.

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

     We have developed the ability to connect to our carriers through Voice over Internet Protocol or "VoIP" for placing calls using VoIP.

     We had no expenditures for product development during fiscal 2006 and approximately $35,000 during fiscal 2005 which was capitalized as developed software. Beginning in fiscal 2004 and ending in fiscal 2005, our development efforts included the development of the "API" and "DialCall" programs described above, enhancing various features of our system and improving our website. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", Item 6 of this Report.

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

     We may not assign our rights under the Softalk License and that provision of the License, as well as the default provisions summarized above, could prevent us from selling our present business as it is now operated to any other party or hinder us in entering into any other business combination, even if to do so might be in the best interests of our shareholders. If we were to lose our rights under the License, we could no longer continue to offer our present services to new customers although we could continue with our present customers.

     As previously reported, Softalk has alleged that we are in default under the License. We do not believe that any event of default has occurred and have denied the allegation. We have had a number of discussions with Softalk in an effort to resolve the matter. As previously reported, Softalk has demanded arbitration of the issues as provided in the Softalk License but we believe, based on the advice of counsel, that the matter is now dormant. If the dispute is not resolved, we intend to assert counterclaims as described under "LEGAL PROCEEDINGS", Item 3 of this Report, below.

     During fiscal 2004, our Board of Directors concluded that the value of the Softalk License, which had historically been shown as an intangible asset on our balance sheet, had been reduced to zero because of our history of losses doing business with the licensed technology and the low probability of achieving positive cash flow in that business within a reasonable period of time.

CUSTOMERS AND MARKETING

     Approximately 14,700 customers have open accounts with us that permit them to place calls through our system. Of these, approximately 6,000 customers actually used our system during the last fiscal year. Approximately 91% of these customers are individuals, contributing approximately 80% of our revenue, and the remaining 9% are business entities, contributing approximately 20% of our revenue. During fiscal 2006, calls originated from approximately 159 countries and terminated in (that is, are placed to) approximately 211 countries. The most frequently used telephone routes (amounting to approximately 75% of our revenue) are in the Americas, including the Caribbean area.

     Generally, there is a trend of increasing use of the Internet to place telephone calls. However, increased worldwide usage and technological improvements have brought additional competition to the market and this has resulted in a downward pressure on prices that we and our competitors are able to charge our customers. This, in turn, may adversely affects profit margins in our industry.

     Independent agents have been engaged in selling our services. Agents use their private labeled websites to solicit customers, thus connecting their customers to our system. Some agents maintain websites that have a link to our website, thereby directing customers to us. Other agents contract to provide call services to their customers but fulfill their obligations by connecting their customers to our system. We pay both types of agent a commission based on the amount of revenue they produce for us. As of the date of this Report, there are ten agents who, in the aggregate, presently generate approximately 21% of our revenue. These agents are located in Brazil, Peru, Mexico, Germany, Spain, Australia, South Africa, the United States and Lebanon.

COMPETITION

     The telephone industry is characterized by intense competition among numerous participants. There is a relative ease of entry into this industry because of factors such as surplus capacity and rapid technological advancements that have increased the alternatives that are available to users and put downward pressure on prices. Competitors include calling card providers, teleconferencing providers, dial-around services and Internet calling companies. They range from large, well-established telephone companies to new start-ups. The larger competitors have well-standing customer bases, and financial and marketing resources substantially greater than ours.

     In contrast to some of our competitors, our technology does not require customers to purchase any special equipment or software and in certain markets our prices to our customers are generally not higher than those charged by others. Furthermore, we have been able to date to fund our operating losses by obtaining investment capital from private investors, including present members of our Board of Directors.

OPERATIONS

     Technical. We connect our customers to telephone lines by the use of hardware and network switching equipment. We maintain that equipment in Toronto on the premises of co-location facilities that connect us to the worldwide telephone circuits. As a means of reducing costs, we closed down the equipment we had maintained in New York City effective September 2006. When a customer initiates a call, he or she connects to our web server, located in Grand Rapids, Michigan, which is connected to our customer database and then to our PSTN switches. One of these two switch. The switch places the calls through to the wholesale circuits. Technical operations are conducted at our location in Toronto, Canada, by a group of contractors. That group monitors the system to assure continuous uninterrupted operations and quality control, maintains an anti-virus effort to prevent willful interference with our system, assists in customer support and carries out our research, development and implementation efforts, including continuous enhancements and improvements to our system.

     Administrative and Financial. Our administrative and financial functions and customer service operations are performed at our Grand Rapids, Michigan, office, where we have three employees including our Chief Financial Officer. Our President works from his home in Scottsdale, Arizona, traveling to Toronto and Grand Rapids as deemed advisable.

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

GOVERNMENT REGULATION

     The telephone industry is generally subject to federal, state, provincial and local regulation. In the United States, the Federal Communications Commission ("FCC") exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. Internationally and within the United States, we operate under a Section 214 License issued to us by the FCC. We operate in Canada under a Class "A" Operating License issued to us by the Canadian Radio-television and Telecommunications Commission ("CRTC"). Currently we believe these licenses are sufficient for the services we provide. We continue to monitor changes in regulations and plan to fully comply in areas we operate around the world.

OUR MEDICAL DEVICE BUSINESS

BACKGROUND

     We entered the medical device business at the end of July 2006 through our acquisition of JDA Medical Technologies, Inc. ("JDA") which was merged into our wholly owned subsidiary, Oncologix Corporation ("Oncologix"). Under the terms of our License Agreement (described below) with the University, we agreed to apply up to $4,000,000 to the operations of Oncologix. See "MANAGEMENT'S DISCUSSION AND ANALYSIS" elsewhere in this Report.

     JDA was organized as a Maryland corporation in 2003 by Andrew S. Kennedy, MD, David van Echo, MD, and Mr. Jeff Franco for the commercial exploitation of an innovative technology (described below) for treating soft tissue cancers. Dr. Kennedy, Dr. van Echo, and others, invented that technology while associated with the University of Maryland, Baltimore (the "University"), which paid for the research and development effort and which owns the technology. The principal asset we acquired from JDA is the Master License Agreement (described below), covering that technology, that was granted to JDA by the University. The University has applied for patents on the licensed technology which are still pending. No patents have yet been issued as applied for and there is no assurance that any will be issued. If the applications are denied, we will have no legal protection for the intellectual property embodied in the technology and it will become available to others. See "INTELLECTUAL PROPERTY", below.

     From the time when JDA entered into the Master License Agreement, in September 2003, until it was acquired by us in July 2006, the activities of JDA were limited to the development of software ancillary to the licensed technology and pursuing sources of financing. We expect this medical device business to remain in the development stage for two to three years after the date of this Report.

GLOSSARY

     "Brachytherapy" The process of placing therapeutic radiation sources in or near diseased tissue.

     "Micro-arterial brachytherapy" Delivery of radiation into or near a tumor through the artery carrying the blood supply to the tumor.

     "Microsphere" A spherical microparticle, approximately one-quarter the width of a human hair, capable of containing or binding a radioisotope for the purpose of delivering radiation treatment directly to a tumor through the system of arteries (vasculature) supplying blood to the tumor. Our product is an innovative version of a microsphere that we call the "Oncosphere".

OUR MICROSPHERE PRODUCT

     Our product, embodying the technology licensed to us by the University, is a microsphere called the "Oncosphere". Its intended use is as a means of micro-arterial brachytherapy in the treatment of soft tissue cancer tumors in the liver. Soft tissue tumors are connected to the blood supply and this kind of therapy is administered through the blood supply system.

     Soft tissue tumors are among the most difficult forms of cancer to treat. If not cured by initial therapy, these tumors eventually become unresponsive to chemotherapy and spread (metastasize) throughout the body. While there has been some progress in recent years in treating these cancers with surgery and chemotherapy, the five-year survival rates remain less than five percent. There is a strong demand from patients and physicians confronting this type of cancer for effective, easy-to-use therapies with acceptable side effects. We believe that our Oncosphere product will provide such a therapy if fully developed and approved for use.

     Currently the standard treatment for patients with advanced cancerous tumors is chemotherapy, which is not specific to (that is, does not discriminate as to) various types of cancer and has side effects that damage or destroy many normal cells as well as the cancer cells. Patients often require expensive, invasive medical attention before they recover and are discharged to their homes. High doses of chemotherapy have typically resulted in extended, unpleasant hospital stays and even death.

     An alternative therapy, radiation, is most often administered by delivering a beam from outside of the patient's body ("external beam radiation"), through the patient's body and the cancer tumor. Cells do not become resistant to radiation as they do to chemotherapy. Therefore, radiation delivered to the cell in sufficient doses will cause the death of the cell. However, because the radiation originates from outside the body, the healthy tissues surrounding the tumor and those between the source and the tumor also receive radiation and suffer damage that can cause significant adverse side effects.

     Micro-arterial brachytherapy is an improvement over both chemotherapy and external beam radiation. In this form of treatment, microspheres bearing radiation are delivered directly through the bloodstream to the site of a cancer tumor, thereby avoiding healthy tissues. Micro-arterial brachytherapy has the additional significant advantage of being administered in an outpatient procedure, with most patients being able to return home the day of treatment.

     We believe that the Oncosphere, if and when approved by the FDA and used in the treatment of patients, will have significant competitive advantages over microspheres now in the market as described below.

     Currently available microsphere products have shortcomings which have limited their widespread adoption in the treatment of cancer patients. The Oncosphere design is intended to overcome those limitations because it includes the following features:

     1) Microsphere Imaging. The Oncosphere will include a beta-emitting radioisotope for killing tumor cells and a gamma-emitting radioisotope for imaging. Imaging provides the ability to verify that the radiation has been delivered to the the cancer tumor, and not to healthy tissue. Microspheres currently on the market do not provide this capability.

     2) Dose Planning and Verification. There are three critical steps in radiation therapy; pre-treatment planning, dose prescription and post-treatment verification of brachytherapy already performed. The first two steps as currently performed rely on rough estimates and are not sufficiently defined to conform to prevailing oncology standards of care. Accurate, scientifically based pre-treatment planning and dose prescription require software planning systems that are not available for microspheres currently on the market. Furthermore, post-treatment verification is not possible with currently available microspheres because they are not capable of implanting the gamma-emitting isotopes that permit imaging. We believe that certain software currently under development, as described below, will provide the capability for improved performance of the first two steps. We also believe that the Oncosphere's gamma-emitting isotope will permit post-treatment verification.

     3) Handling and Delivery. The specific gravity of currently available microspheres, composed of glass and resin, is relatively higher than the specific gravity of blood serum and this causes them to settle quickly during infusion, thus adding complexity to the delivery system and associated procedures. The infusion process will be simplified with the use of the Oncosphere because the specific gravity of the polymer of which it is made is similar to that of blood serum. This polymer is commonly used in implantable medical devices.

     4) Production. Currently available microspheres are manufactured by a process that requires a costly nuclear reactor, which limits the number of doses that can be produced each year. The Oncosphere will be manufactured with chemical processes, which will permit production in greater quantities at lower costs than currently available microspheres. These chemical processes will afford greater flexibility in the manufacturing of the doses as they will permit the use of multiple manufacturing locations and existing nuclear pharmacy facilities, facilitate the customization of radiation doses and the scaling of production quantities to match market demand.

     5) Physician Incentives. An important factor influencing physicians' decisions in the selection of therapies is the amount of reimbursement by Medicare and private insurance companies for patient treatments. Microsphere brachytherapy is currently approved for reimbursement under established standards that allow for some level of payment to the physician and hospital for the treatment procedures as well as for the microspheres. The current lack of treatment planning systems specific to microsphere technology provides little economic incentive to those physicians to prescribe micro-arterial brachytherapy for their patients. However, the ability of physicians to obtain a higher level of reimbursement may be increased depending on the ability of those physicians to plan treatments, prescribe dosing, image spheres after their delivery, and use software packages for post-treatment verification. We believe that the use of the Oncosphere with the software described below will improve their abilities in that regard.

     We previously reported in our Current Report on Form 8-K, filed on July 28, 2006 that reimbursement rates then in effect would provide for a favorable gross profit margin in the manufacture and sale of the Oncosphere. On November 1, 2006, the Center for Medicare and Medicaid Services (CMS) published its proposed 2007 reimbursement rates for brachytherapy technologies. The proposal would reduce the rate of reimbursement for brachytherapy devices from the current approximately $14,000 per treatment to approximately $10,600. A final decision is to be made after a 60-day comment period ending December 31, 2006. If the reimbursement rates are in fact reduced to the proposed levels of $10,600, a favorable gross profit margin would still exist with the Oncosphere based on anticipated manufacturing costs. It should be noted that reimbursement rates can change (increase or decrease) from time to time and that the revenue and gross profit margins derived from the sale of microspheres, including the Oncosphere, may fluctuate accordingly. A physician using the Oncosphere may, however, obtain approval for additional reimbursement based on the additional product features and benefits described above.

     We intend to focus our initial marketing efforts, after final FDA approval is obtained, on the treatment of secondary liver cancer. "Secondary" liver cancer is distinguished from "primary" liver cancer in that primary cancer starts within the liver while secondary cancer has spread (metastasized) from another area, such as the colon or breast, to the liver. The primary form is most prevalent in relatively less-developed areas of the world, such as Asia and Africa, while the secondary form predominates in highly developed areas such as North America and Europe. Patients afflicted with secondary liver cancer often die within six months of diagnosis. Patients treated with other microspheres, now available in the market, have been known to survive for more than one year, with the cause of death often being the source cancer rather than the liver cancer. Anticipated goals for treatment with the Oncosphere (if and when approved for use) will be considered to have been met if the liver cancer is stopped or its progression slowed or reversed, affording the patient an extension of life, a more comfortable life and more time for treatment of the source cancer.


SOFTWARE

     Upon our acquisition of JDA, we became its successor as a party to a certain Joint Development Agreement dated January 15, 2004, with Prowess Software and Xintek Associates, LLC. That agreement relates to certain software, initially developed by Dr. Andrew S. Kennedy (formerly of JDA and now one of our officers and directors) and Dr. Cedric Yu of Xintek Associates. That software, called the Microsphere Treatment Planning System ("MTPS"), is to be owned 20% by us (as successor to JDA), 20% by Xintek and 60% by Prowess Software. Prowess is to continue to develop the MTPS. JDA and Xintek each paid $10,000 to Prowess in consideration of the agreement. Each party to the agreement has the right to become a "reseller" of the MTPS at a mark-up and the final profit to Prowess from any sale of the MTPS is to be allocated among them according to their respective ownership of MTPS.

     We believe that when fully developed by Prowess and cleared for marketing by the FDA, the MTPS will be the first available single software platform or program to provide an oncologist with a pre-treatment plan or post-treatment verification of microsphere delivery for any microsphere using yttrium-90 or other radioactive isotope whose dose kernel (radiation dosimetry) has been determined. However, accurate post-treatment dose verification will be available only with microspheres having a gamma (photon) emitting component which provides an imaging capability. The Oncosphere has this component but there is a risk that others may also develop the ability to include this feature in their products.

     The MTPS will have three uses or applications in performing brachytherapy with microspheres; pre-treatment planning, dose prescription, and post-treatment planning.

     In pre-treatment planning, images of the patient's liver and tumors, obtained through radiological scanning, are read into the MTPS to ascertain their relative volumes and to calculate the radiation dose to be prescribed for the patient. The treating physician may also use already existing radio therapy software to trace the liver and tumors, obtain their relative volumes and transfer the data to the MTPS to calculate the dose.

     In post-treatment planning, the physician can obtain images showing the effect of already performed brachytherapy and calculate the dose for repeated brachytherapy applications. This is made possible by the implantation in the body of the patient of gamma-emitting isotopes in the Oncosphere.

GOVERNMENT REGULATION

     Our activities in the development, manufacture and sale of cancer therapy products are and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the Food and Drug Administration ("FDA"). We are also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to test the device by experimentation with human subjects (called an Investigational Device Exemption or "IDE"); the second is obtaining approval to market the device to the public for the treatment of specified diseases (called Premarket Approval or "PMA").

     Prowess will be required to submit a 510(k) application to the FDA in order to obtain clearance to market the MTPS software. This application is required by the FDA for products that are deemed to be substantially equivalent to products that were legally marketed prior to May 28, 1976. This application has been submitted by Prowess to the FDA. A response by the FDA is anticipated in early 2007. The response may be in the form of a clearance, denial, or request for additional information.

     Our business involves the importing, exporting, design, manufacture, distribution, use and storage of beta and gamma emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as "Agreement States" In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packing shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially, we will be required to obtain a sealed source device registration from an Agreement State or the NRC.

     Additionally, hospitals in the United States are required to have radiation licenses to hold, handle and use radiation. Many hospitals and/or physicians in the United States will be required to amend their radiation licenses to include our isotopes before receiving and using them. Depending on the state in which the hospital is located, the license amendment will be processed by the responsible subscribing state department or agency or by the NRC.

     Obtaining such registration, approvals and licenses can be complicated and time consuming and there is no assurance that any of them can be obtained.

DEVELOPMENT STAGE OPERATIONS

     Our medical device business is in the development stage.

     Our present activities consist of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct a clinical study of the Oncosphere that will in turn provide data on its safety and effectiveness in support of a PMA. To do so, we must first conduct a number of studies and evaluations to collect information to support our IDE application to the FDA. This effort is expected to take between eighteen and twenty-four months. We expect the $4,000,000 we have agreed to commit to this effort will be sufficient, but we cannot be certain that costs will not exceed this amount and we may have to seek additional financing. Development work is also continuing for the MTPS software as described above.

      Based on the previous experience of Oncologix management in the development of radiation medical devices and in obtaining FDA and radiation regulatory approvals, we believe that we have or can readily obtain all of the resources necessary to complete the required studies and evaluations. We employ outside contractors to perform various tasks and studies. While the required expertise is highly specialized, it is available from a number of sources and no difficulty is expected in identifying a number of qualified contractors.

     We anticipate a total expenditure of approximately $16,500,000 over the next three-year period to finance the activities we believe will be necessary to enable us to market the Oncosphere product to the public. These expenditures are expected to include approximately $4,000,000 to finance the development stage activities and approximately $12,500,000 to finance pre-clinical testing and obtaining clinical approval. Since we anticipate no funds from operations, we will attempt to raise all necessary funds from equity investors or lenders. The form and availability of the financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that funding will be available as required.

     The work necessary to support an application to the FDA for an IDE is generally divided into the three phases described in the following paragraphs.

     Development. This phase involves the definition of the design and the feasibility of manufacturing the product. It will be complete when

     (A) A microsphere specification and design have been defined that meet the user requirements as defined in the Product Requirements Document;

     (B) It has been demonstrated that lots can be manufactured at pilot plant scale (i.e. in quantities large enough to support an animal study and a pivotal clinical study); and

     (C) A preliminary manufacturing plan, based on reasonable assumptions, has been completed based on data that support a commercially acceptable cost basis for commercial quantities.

     We have engaged the services of consultants to assist us in this phase.


     Pre-Clinical Testing. In this phase, animal experimentation is conducted to generate test results to verify the design against its "product (user) requirements" and to identify the hazards of its use in a risk analysis. This testing is required by the FDA standards and European Standards governing the initiation of a clinical trial for medical devices and is a necessary part of good engineering development and safety. These results must be included in the IDE submission to the FDA. The trial design and final specifications should be based on discussions with and preliminary advice from the FDA.

     The animal study will be the last pre-clinical test performed before the submission of the IDE to the FDA. The purpose of the animal study will be to:

     (A) Confirm that radiation effects from the microspheres result in the expected local effect in the liver, without adversely affecting other tissues or organs;

     (B) Document and describe any acute and chronic adverse events;

     (C) Document and describe the feasibility of the delivery of microspheres to the liver without "spilling over" or "drifting" to other places in the body where their effect would be harmful. This study is done by examining each organ of an animal that has been used to test the product; and

     (D) Document and describe any potential liver toxicity.

     This phase will conclude with the completion of a report of an animal study that meets industry and scientific standards to support the submission of an IDE to the FDA requesting approval for a "pivotal clinical trial"

     Clinical Approval. In this phase, the IDE submission is prepared and submitted to the FDA, and an approval to start the "pivotal clinical trial" is granted. The IDE can be compiled and submitted when the design verification is completed in the Pre-Clinical Testing Phase. The FDA responds to IDE submissions within 30 days with an approval, conditional approval, or disapproval. An approval or conditional approval will allow us to begin the treatment of patients in the "pivotal clinical trial".

     This Phase will be completed when the FDA issues a letter granting approval or conditional approval. Management estimates that this will occur in approximately one to two years after the date of this Report. Such a letter will constitute FDA consent to treat a group of patients on an experimental basis and if successful in that effort, we will then be able to request FDA approval to market the Oncosphere to all patients with specified diseases under a PMA.

     Our other activities during that time are expected to include participation by Dr. Andrew S. Kennedy in scientific presentations and papers informing the medical community of the benefits of microarterial brachytherapy in general and in training physicians in its application. As progress is made, we will begin to develop manufacturing and marketing plans for the Oncosphere and will plan to obtain financing for the necessary personnel, facilities and other requirements for the conduct of a commercial business.

COMPETITION

     We are aware of several companies that have developed competing products to address soft tissue cancers. Some of these companies include:

     MDS Nordion is a Canadian company whose microsphere product is named "Therasphere". The FDA approved Therasphere for limited use under a Humanitarian Device Exemption (HDE) on December 10, 1999 for the treatment of primary liver cancer. We believe that Nordion is attempting to collect the patient data from patients treated under the HDE approval to support the submission of a request to the FDA for a PMA. Additionally, we understand that Nordion has received approval from the FDA in October 2006 to initiate a clinical trial investigating the treatment of colorectal liver metastases (i.e., secondary liver cancer) with their Therasphere product. This trial may provide safety and effectiveness date that could support FDA approval of the PMA for a secondary liver cancer indication. We understand that approximately 200 doses of Therasphere were administered in 2002.

     Sirtex is an Australian company with approximately $11,000,000 in assets. Its microsphere product is named "SIR-Spheres". The FDA approved a PMA for SIR-Spheres on March 5, 2002 for treatment of colorectal cancer metastases in the liver (secondary liver cancer) concurrently with chemotherapy administered into the liver directly by means of a hepatic arterial pump. Approximately 400 doses of the SIR-Spheres were administered in the year 2003, 900 doses in the year 2004 and 2,500 doses in the year 2005 worldwide.

     pSivida, a British development stage company, has developed a competing brachytherapy product that is injected directly into solid tumors. This technique would not compete directly with the Oncosphere, but is intended to treat some of the same diseases as microspheres. pSivida is publicly traded under symbol PSDV on the NASDAQ exchange.

     We believe that other companies are capable of developing technology that could, if embodied in a suitable product, compete with the Oncosphere. We also believe that one of those companies may have developed specifications for such a product but that its plans for further development are now dormant. As with any technology-based product, there is a risk that other, more advanced, products will appear on the market.

THE MASTER LICENSE AGREEMENT

     The business of Oncologix is made possible by the Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, and the University. The following description of the License is incomplete and is qualified in every respect by the full text thereof, as amended, which is filed as an Exhibit to this Report.

     We have the exclusive worldwide right to make, have made, use, lease, offer to sell, sell and import products based on the technology embodied in the Oncosphere, generally known as "Instant Microspheres for Microarterial Imaging and Radiotherapy", subject to the terms of the License, including certain reservations of rights (which we do not believe are material) in the University and the U.S. Government. We may grant sublicenses and assign our rights under certain conditions.

     The License is subject to termination if we fail to perform under certain requirements of the License, including:

     (A) Making certain reports of our activities to the University;

     (B) Having applied for an IDE from the FDA not later than September 16, 2008;

     (C) Having obtained a PMA from the FDA not later than September 16, 2011;

     (D) Having completed the $4,000,000 funding for the Oncologix operations as described elsewhere in this Report;

     (E) Make the following lump sum payments (in addition to payments already made): $25,000 upon the earlier of the commencement of a Clinical Trial of a licensed product in any country other than the U.S. or the filing an application with the FDA for an IDE; $50,000 three months after an approval by the FDA of an IDA licensed product; $50,000 upon receipt of an approval by the FDA of a Pre-Market Approval Application; $100,000 upon any future change in control of Oncologix, and $200,000 at the end of the first calendar year in which Net Sales of Oncospheres exceeds $5,000,000. Royalties are to be paid on a country-by-country basis.

     (F) Reimburse the University for legal fees paid to patent counsel in connection with the licensed technology;

     (G) Pay royalties as follows: 2.5% of Net Sales on a semi-annual basis but a minimum of $10,000 for each year after commercial sales begin, and 25% of royalties received by us from sublicensees, subject to various adjustments and qualifications contained in the License.

     We are also obligated to indemnify the University against certain expenses as provided in the License, as amended.

     We have granted an exclusive sublicense under the License to Fountain Pharmaceuticals, Inc., a Delaware corporation, for China, Taiwan and Hong Kong. The provisions of the sublicense generally mirror those of the License; the royalty rate thereunder is three percent (3%). A copy of the sublicense is filed herewith.


INTELLECTUAL PROPERTY PROTECTION

     We intend to rely on patent laws, software security measures, license agreements and nondisclosure agreements to protect our exclusive rights under the Master License Agreement with the University. Although patents have been applied for the technology underlying the Oncosphere, no patent has yet been granted and there is no assurance that any will be granted or that any part of the technology will be patentable. We believe, however, that if patents are issued as applied for, we will have legal protection for the technology that provides the capability of attaching two isotopes, beta-emitting for therapy and gamma-emitting for imaging or measurement, as described above. Even if granted however, any patent may be limited in scope and patents issued to others, or technologies owned by them, may result in competitive products that do not infringe any patent and that may employ software for dose calculation without infringing upon any patent that may be granted for the Oncosphere technology.

     While the availability of legal protection for the software described above is presently uncertain, there may be significant advantages to using such software in combination with the Oncosphere technology, in preference to other available products, for the calculation of dosages. As described above, the Oncosphere technology is the subject of pending U.S. and other patent applications.

RESEARCH AND DEVELOPMENT

     Although Dr. Andrew S. Kennedy was one of the inventors of the Oncosphere technology, he and his co-inventors were, at the time, associated with the University, which bore the expense of research and development and is the owner of the technology. We believe that the actual cash expense was approximately $200,000 without including the value of the time spent by the inventors. JDA has paid $10,000 as a contribution to the expense of the development by Prowess Software of the MTPS software described above. Our plans for funding continued research and development are reflected in the budget described below under Item 6 of this Report, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

PERSONNEL

     Administrative and financial functions for Oncologix are performed at our Grand Rapids, Michigan, office, by our Chief Financial Officer. Oncologix has four employees: a secretary, the two executive officers and the Chief Medical and Scientific Officer.

ITEM 2. DESCRIPTION OF PROPERTY

TELEPHONE BUSINESS AND CORPORATE

     Our corporate headquarters are located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, Michigan 49546, at a monthly rent of $1,465 under a lease that is due to expire in October 31, 2007. The term of this lease began in November 2005. We lease additional space at 3145 Prairie St. SW, Grandville, Michigan 49418, for our web servers at a monthly rent of $1,700 under a lease due to expire in March 2008.

     Our Toronto operations are located at 151 Front Street West, Toronto, Ontario, Canada, M5J 2N1, where a significant portion of our telecommunications equipment is also located, under a lease that provides for monthly rent of $3,500 (CAD) and is due to expire on April 1, 2007. We also maintain switching equipment in leased space at this location under a separate lease that provides for monthly rent of $2,800 (CAD), and expires on April 1, 2007. This lease is automatically renewable each year for a one-year term.

     During fiscal 2006, we also maintained switching equipment at leased space at 60 Hudson Street, New York, NY. The monthly rent is $3,800 under a lease due to expire on August 1, 2006 but which is automatically renewable each year for a one-year term. We terminated that lease as of September 2006, and shut down that equipment.

MEDICAL DEVICE BUSINESS

     Our headquarters for Oncologix Corporation, our medical device business, is located in approximately 1,000 square feet of office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024. We lease office space there at a monthly rent of $1,372 under a lease that expires July 31, 2008. In addition, we lease approximately 150 square feet of office space in North Carolina for the Chief Medical and Scientific Officer of Oncologix, Dr. Kennedy. This lease runs from July 12, 2006 through July 31, 2007 at a monthly rent of $1,050.


ITEM 3.  LEGAL PROCEEDINGS

     On March 26, 2004, we received a notice from Softalk alleging a breach of the confidentiality and change of control provisions of the Softalk License and of that portion of the settlement agreement, see also "DESCRIPTION OF OUR TELEPHONE BUSINESS", providing for the release of BestNet common shares then held by Softalk. This correspondence also stated that Softalk wished to terminate the License and demanded arbitration of the issues. After discussions between respective counsels for the parties, it was agreed to stay all proceedings pending further negotiations. After consultation with counsel, we do not believe that we are in default under the Softalk License or the settlement agreement. We have advised Softalk, however, that we believe that Softalk is in breach of the Softalk License in that we believe it is competing with us for commercial customers notwithstanding that the Softalk License grants us exclusive rights in that market. In view of the disputes between the parties, we delayed the release of the 100,000 shares for sale during November 2004, but have since released them.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common Stock

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "BESC". The high and low bid prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

                                        High      Low
                                        ----      ---
              FISCAL YEAR ENDED:
              August 31, 2005
              First Quarter            $ 0.275   $ 0.18
              Second Quarter           $ 0.27    $ 0.16
              Third Quarter            $ 0.20    $ 0.10
              Fourth Quarter           $ 0.23    $ 0.125

              FISCAL YEAR ENDED:
              August 31, 2006
              First Quarter            $ 0.26    $ 0.17
              Second Quarter           $ 1.30    $ 0.15
              Third Quarter            $ 0.44    $ 0.27
              Fourth Quarter           $ 0.35    $ 0.28

     The bid and ask prices of our common stock on November 13, 2006, were $0.35 and $0.37, respectively.

     Units

     On August 26, 2003, the Company's Units began trading on the "Pink Sheets" under the symbol BESCU.PK. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). Effective January 1, 2006, the trading symbol, BESCU.PK has expired. Consequently, there is no further trading information on this security. The high and low bid prices of the Company's Units as reported for the last two fiscal years by fiscal quarter (i.e., first quarter = September 1 through November 30) were as follows:

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

              FISCAL YEAR ENDED:
              August 31, 2006
              First Quarter              N/A       N/A
              Second Quarter             N/A       N/A
              Third Quarter              N/A       N/A
              Fourth Quarter             N/A       N/A



     Warrants

     On October 1, 2004, the Company's Warrants began trading on the "Pink
Sheets" under the symbol BESCW.PK. Each three-year Warrant entitles the holder, at any time on any business day during the three-year period ending on March 31, 2006, to purchase from the Company one share of common stock, $.001 par value, of the Company at an exercise price of $.30 per share. The warrants and their trading symbol expired March 31, 2006 and are not exercisable. As of the date of this filing, none of the Warrants have ever been traded.

     Holders

     As of November 13, 2006, the Company had 200 shareholders of record of its common stock. As of November 13, 2006, 1,491 beneficial owners of our common stock held them in the names of various broker-dealers. As of November 13, 2006, the Company had one Unit holder of record. As of November 13, 2006, the Company had one beneficial owner of Units who holds them in the names of various brokers.

     Dividends

     The Company has never declared any cash dividends on any of the Company's equity securities and currently plans to retain future earnings, if any, for business growth.

     Securities authorized for issuance under equity compensation plans

                                              EQUITY COMPENSATION PLAN(1)

                                     Number of Securities                                        Number of Securities
                                      To Be Issued Upon              Weighted Average            Remaining Available
                                   Exercise of Outstanding          Exercise Price of                 For Future
                                           Options                 Outstanding Options           Issuance Under Plan
                                           -------                 -------------------           -------------------

Equity compensation plans                 4,657,193                       $  0.705                    4,035,492
approved by stockholders:

Equity compensation plans not                -0-                          $  -0-                        -0-
approved by stockholders:

                                          ---------                       ---------                   ---------
TOTAL                                     4,657,193                       $   0.705                   4,035,492
                                          =========                       =========                   =========

--------------------------

                                                          16

     (1) We maintain a 2000 Stock Incentive Plan under which we have 1,005,493 shares of common stock available for future issuance. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. We also maintain a 1997 Stock Incentive Plan under which we have 3,029,999 shares of common stock available for future issuance as of August 31, 2006. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

     For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 10 of our Consolidated Financial Statements.

     Recent Sales of Unregistered Securities

     Following is information regarding our sales of unregistered securities during the past three fiscal years. We have made additional sales of unregistered securities subsequent to our year end. See "LIQUIDITY AND CAPITAL RESOURCES."

     On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The term of this note has been extended to March 23, 2007. As of August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of the Company's common stock.

     On March 13, 2006, the Company issued to an accredited investor, a Convertible Subordinated Promissory Note in the principal amount of $350,000. The note is payable at the end of fourteen months following the date of issue, accrues interest at the rate of 8% and is convertible into the Company's common stock at a conversion price of $1.00 per common share. In further consideration of the loan, the Company issued a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. The Company recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. During fiscal 2006, $19,018 was expensed as interest and finance charges, as a result of amortization of the note discount.

     On July 7, 2006, the Company issued to two accredited investors, Convertible Promissory Notes in the principal amounts of $145,000 and $55,000. The notes are payable at the end of 90 days following the date of issue, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.30 per common share. On October 4, 2006, this note was extended until December 4, 2006, at which time it was converted into a 2 year, 6% convertible note.

     On July 7, 2006, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000. The note is payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.30 per common share. Mr. Silverman agreed to extend this note until December 31, 2006.

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

SELECTED FINANCIAL INFORMATION FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005

              Fiscal Year 2006         Telephone   Medical Device    Corporate    Consolidated
              ----------------        -----------    -----------    -----------    -----------
Revenue                               $ 1,174,073    $      --      $      --      $ 1,174,073
Cost of revenue                           720,403           --             --          720,403
                                      -----------    -----------    -----------    -----------
     Gross margin                         453,670           --             --          453,670
                                      -----------    -----------    -----------    -----------
General and administrative expense        557,777         68,057        429,248      1,055,082
Research and development expense             --        5,305,146           --        5,305,146
Depreciation and amortization             134,055            243           --          134,298
                                      -----------    -----------    -----------    -----------
     Loss from operations                (238,162)    (5,373,446)      (429,248)    (6,040,856)
                                      -----------    -----------    -----------    -----------
Interest income                              --             --           13,700         13,700
Interest and finance charges                  (30)        (2,105)       (51,136)       (53,271)
Other expense                              (5,488)          --             (150)        (5,638)
                                      -----------    -----------    -----------    -----------

Net loss                              $  (243,680)   $(5,375,551)   $  (466,834)   $(6,086,065)
                                      ===========    ===========    ===========    ===========

              Fiscal Year 2005
              ----------------
Revenue                               $ 1,546,302    $      --      $      --      $ 1,546,302
Cost of revenue                           975,805           --             --          975,805
                                      -----------    -----------    -----------    -----------
     Gross margin                         570,497           --             --          570,497
                                      -----------    -----------    -----------    -----------
General and administrative expense        626,194           --          520,432      1,146,626
Depreciation and amortization             176,940           --             --          176,940
                                      -----------    -----------    -----------    -----------
     Loss from operations                (232,637)          --         (520,432)      (753,069)
                                      -----------    -----------    -----------    -----------
Interest Income                              --             --              970            970
Interest and finance charges                 (545)                      (34,364)       (34,909)
Gain of relief of debt                       --                          20,362         20,362
Other expense                                --             --           (7,466)        (7,466)
                                      -----------    -----------    -----------    -----------

Net loss                              $  (233,182)   $      --      $  (540,930)   $  (774,112)
                                      ===========    ===========    ===========    ===========

     During fiscal 2005, the Telephone Segment was our only business segment.
During the fourth quarter of fiscal 2006, we acquired a development stage medical device company (See Note 15 in the accompanying financial statements), and accordingly are in two business segments in fiscal 2006.


CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis or Plan of Operation" ("MD&A") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for accounts receivable, research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most
"critical accounting policies" in MD&A. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the

                                       18

following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets and reserves related to accounts receivable, deferred income taxes, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in the acquisition of JDA.

GENERAL DISCUSSION

     Telephone Business

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

     We have yet to achieve positive cash flow from operations because we have not yet generated enough business to cover our overhead costs. During fiscal 2006, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to increase our volume of business and revenue and achieving positive cash flow from operations. That effort failed and during December 2006 we determined to dispose of most of the assets of the telephone business.

     Medical Device Business

     On July 26, 2006, we entered into the medical device business, which is in the development stage. We anticipate a total expenditure of approximately $16,500,000 over the next three (3) year period for the activities we believe will be necessary to enable us to market the Oncosphere product to the public. These expenditures are expected to include approximately $4,000,000 for the development stage, with approximately $12,500,000 to be spent for pre-clinical testing and clinical approval. Since we anticipate no funds from operations, we will attempt to raise all necessary funds from equity investors or lenders. The form and availability of the financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that funding will be available as required.

     Revenue

     Consolidated revenue decreased by approximately $372,000 from the fiscal year ended August 31, 2005 to the fiscal year ended August 31, 2006. Substantially all of our revenue consists of payments made by our customers for our telephone call services. Approximately 14,700 customers have accounts with us and, of these, approximately 6,000 customers actually used our system during fiscal 2006 and approximately 8,000 customers used our system during fiscal 2005. Approximately 91% of these customers are individuals, accounting for approximately 80% of revenue, and the remaining 9% are business entities, accounting for approximately 20% of revenue. Calls originated from approximately 159 countries and terminated in (that is, are placed to) approximately 211 countries during fiscal 2006 and calls originated from approximately 186 countries and terminated in approximately 223 countries during fiscal 2005. The most frequently used telephone routes are in the Americas, including the Caribbean area where the Company derived approximately 75% of its revenue for the last two fiscal years. No single customer accounts for more than 3% of our total revenue. Call volume and call duration decreased by 17% from fiscal 2005 to fiscal 2006. Average revenue per minute decreased by 7% from fiscal 2005 to fiscal 2006.

     Cost of Revenue

     In the same period our cost of revenue decreased by approximately 26% because of the decreased costs of servicing a smaller volume of calls. In addition, these cost decreased due to higher call volumes over less expensive routes. Our most significant costs of providing services include fees paid to wholesalers for telephone line access and connectivity costs related to our wholesalers.

     General and Administrative Expense

     Our General and Administrative expenses decreased by approximately $92,000 or 8%. This decline is due to lower marketing/consulting fees of approximately $98,000 or 9%; reduced non-executive compensation of approximately $54,000 or



4%; reduced insurance expense of approximately $21,000 or 2%; and reduced legal fees of approximately $25,000 or 2%. Offsetting those reductions was an increase in executive compensation of approximately $24,000 or 2%; an increase in contractors/outside services expenses of approximately $50,000 or 4%; and an increase in accounting fees of approximately $32,000 or 3%.

     Research and Development Expense

     Research and development expense was approximately $5,305,000 and nil during fiscal 2006 and fiscal 2005, respectively. Research and development expense relates to our Medical Device Segment, which was acquired during July
2006. Of the $5,305,000 research and development expense in fiscal 2006, approximately $5,266,000 was primarily derived from the value of our stock issued in consideration of our acquisition of JDA for acquired in-process research and development.

     Depreciation and Amortization

     The 24% decrease in depreciation and amortization from fiscal 2005 to fiscal 2006 was the result of assets becoming fully depreciated during fiscal
2006.

     Interest Income

     Interest income increased by more than 100% from fiscal 2005 to fiscal 2006 because of higher invested balances during 2006.

     Interest and Finance Charges

     A summary of interest and finance charges is as follows:

                                                                             Fiscal Year Ended August 31,
                                                                                   2006         2005
                                                                                   ----         ----

     Interest expense on non-convertible notes                                  $    3,836   $   10,975
     Interest expense on convertible notes payable                                  27,409        4,371
     Interest expense on capital lease                                                   8          616
     Amortization of discounts relative to beneficial conversion feature            19,018       18,920
     Other interest expense                                                          3,000           27
                                                                                ----------   ----------

          Total                                                                 $   53,271   $   34,909
                                                                                ==========   ==========

     We had outstanding convertible notes payable during both fiscal 2006 and fiscal 2005. A discount to those notes was recorded due to the beneficial conversion terms inherent to these convertible notes. The amortization of these discounts was recorded as interest and finance charge expense over the life of the notes. See Note 5 of Notes to Consolidated Financial Statements included in
Item 7 in this Report. Cash paid for interest and finance charges decreased by approximately 20% from fiscal 2005 to fiscal 2006 because of decreased interest relating to the financing of directors and officers insurance. The overall 53% increase in interest expense resulted from increases in the balances of outstanding convertible notes payable.

     Income Taxes

     At August 31, 2006, the Company had federal net operating loss carryforwards totaling approximately $31,400,000 and state net operating loss carryforwards of approximately $18,900,000. The federal net operating loss carryforwards expire in various amounts beginning in 2006 and ending in 2026.
Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

                                       21

     Pending Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial condition or results of operation.

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140." This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

     Statement of Accounting Standards No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued in May 2005, effective for fiscal years beginning after December 15, 2005. We will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in fiscal year 2007 and thereafter.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) "Share-Based Payment". SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. SFAS 123R will be effective for the Company at the beginning of fiscal 2007 . The Company is in the final stage of evaluating the impact that the adoption of SFAS 123R will have on our financial statements. In the Notes to Financial Statements we have added disclosure related to using the fair value method to evaluate stock-based employee compensation.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN

48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial condition, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year 2007. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

     We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our financial statements reflecting uncertainty as to our ability to continue in business as a going concern.

     On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our device. This change in business line will require additional funding to support the development and approval of our this new device. We estimate that we will need approximately $16,500,000 to take our medical device to commercialization.


     In fiscal 2006, we raised approximately $1,263,000 in proceeds from the sale of debt and equity securities and the exercise of stock options, (compared with approximately $471,000 in fiscal 2005), primarily through the following transactions:

     On September 26, 2005, we temporarily reduced the exercise price on its publicly traded warrants which were issued in connection with the Unit offering described above. The original exercise price of these warrants was $0.30 . For the period from September 26, 2005 through October 14, 2005, the exercise price on these warrants was reduced to $0.22. During this time period, 930,400 warrants were exercised and 930,400 shares of common stock were issued as a result of these warrants being exercised. The exercise of these warrants resulted in gross proceeds to the Company of approximately $205,000.

     On February 17, 2006, 5,000 warrants were exercised at an exercise price of $0.30. The exercise of these warrants resulted in gross proceeds to the Company of $1,000.

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

     Effective March 31, 2006, warrants previously underlying a March 2003 Unit offering expired (See Note 3). Our Company's Board of Directors authorized the splitting of the Units twice, once in July 2004 and then again in February 2005. As of March 9, 2006, there were 1,186,825 warrants outstanding from previously split Units. Between March 9, 2006 and March 31, 2006, warrant holders elected to exercise 730,349 underlying warrants for proceeds of approximately $219,000.

     On March 13, 2006, the Company issued to an accredited investor, a Convertible Subordinated Promissory Note in the principal amount of $350,000. The note is payable at the end of fourteen months following the date of issue, accrues interest at the rate of 8% and is convertible into the Company's common stock at a conversion price of $1.00 per common share. In further consideration of the loan, the Company issued a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. The Company recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. During fiscal 2006, $19,018 was expensed as interest and finance charges, as a result of amortization of the note discount.

     On July 7, 2006, the Company issued to two accredited investors, Convertible Promissory Notes in the principal amounts of $145,000 and $55,000. The notes are payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.30 per common share. The closing price of the Company's common stock on July 7, 2006 was $0.31 per share. As of August 31, 2006, the unpaid principal and accrued interest balance on this note is $203,123. On October 4, 2006, this note was extended until December 4, 2006.

     On July 7, 2006, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000. The note is payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.30 per common share. The closing price of the Company's common stock on July 7, 2006 was $0.31 per share. As of August 31, 2006, the unpaid principal and accrued interest balance on this note is $203,123. On October 4, 2006, this note was extended until December 4, 2006.

     During the fiscal 2006, 78,000 employee stock options were exercised. 25,000 of these options were exercised at an exercise price of $0.165 per shares and 53,000 were exercised at an exercise price of $0.23 per share. The exercise of these options resulted in proceeds to the Company of approximately $16,000.

     Additionally, subsequent to fiscal 2006, we raised additional funds through the following transactions:

     On September 7, 2006, the Company entered into a 60-day promissory note with Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in the amount of $200,000. This note bears interest at a rate of 10% and is due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. We anticipate this note will be further extended.

     On September 7, 2006, the Company entered into a 60-day promissory note with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $50,000. This note bears interest at a rate of 10% and is due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Silverman agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. We anticipate this note will be further extended.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with Anthony Silverman, a member of the Company's Board of Directors, for financing in the amount of $175,000. The note is payable on January 31, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $100,000. The note is payable on January 31, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On October 1, 2006, the Company issued a note to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.50% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006.

     On October 25, 2006, the Company entered into note purchase agreements and convertible promissory notes with three accredited investors for financing in the amount of $125,000. These notes are payable on March 15, 2007, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On October 26, 2006, the Company entered into a note purchase agreements and convertible promissory notes with two accredited investors for financing in the amount of $125,000. These notes are payable on March 15, 2007, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On November 2, 2006, the Company entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $200,000. This note is payable on March 15, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share.

     We agreed, in our Merger Agreement with JDA, and separately with the University of Maryland to provide $4,000,000 to fund the operations of Oncologix through the Development Phases (which are described above in this Report). This amount has been or will be advanced in installments as follows:

     o    $350,000 was advanced prior to the Merger, in March 2006
     o    $400,000 was advanced upon the Closing of the Merger.
     o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and
     o    $2,000,000 to be advanced at the end of January 2007.

     The $350,000 and $400,000 advances as well as the monthly payments for August, September and October (a total of $1,500,000) were made out of funds borrowed for the purpose by the Company. As agreed with the other parties to the Merger Agreement, we have delayed the November payment until December 2006.

     We are presently seeking to raise $2,300,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price under the warrants is $0.50 per share.

     If we succeed in raising $2,300,000, we plan to continue to seek an additional $2,700,000 in investor financing. Such a continued offering may be made under different terms; may consist of other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be higher than $0.30.

     We believe that if we are successful in raising a total of $5,000,000, the proceeds will be sufficient to meet operating expenses, including those of Oncologix, for a period of twelve months.

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


CODE OF ETHICS

    The company has adopted and attached an exhibit of this Report its Code of Ethics consistent with disclosure required (2) by section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BestNet Communications Corp.
                        Consolidated Financial Statements
                           Year Ended August 31, 2006

                                    Contents

Report of Semple & Cooper, LLP, Independent Registered Public
Accounting Firm                                                         F-1

Audited Financial Statements

     Consolidated Balance Sheet                                         F-2
     Consolidated Statements of Operations                              F-3
     Consolidated Statements of Changes in Stockholders' Equity
       (Deficit)                                                        F-4
     Consolidated Statements of Cash Flows                              F-6
     Notes to Consolidated Financial Statements                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors of
BestNet Communications Corp.
Grand Rapids, Michigan

     We have audited the accompanying consolidated balance sheet of BestNet Communications Corp (the "Company") as of August 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BestNet Communications Corp. as of August 31, 2006, and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Semple & Cooper, LLP
-----------------------------
     Semple & Cooper, LLP


December 8, 2006
Phoenix, Arizona



                     BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    AUGUST 31, 2006




                                        ASSETS
Current assets:
  Cash and cash equivalents                                               $    365,494
  Accounts receivable, net of allowance of $10,235                              55,381
  Notes receivable - related parties                                            16,564
  Prepaid expenses and other current assets                                     24,576
                                                                          ------------

      Total current assets                                                     462,015

Property and equipment, net of accumulated depreciation
  of $3,746,111                                                                114,614
Deposits and other assets                                                       82,326
Investment in joint venture                                                     10,000
                                                                          ------------

      Total assets                                                        $    668,955
                                                                          ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Convertible notes payable, net of discount of $28,361                   $    521,639
  Convertible notes payable - related party                                    280,450
  Obligation to TEDCO                                                           30,373
  Note payable                                                                 100,000
  Accounts payable and other accrued expenses                                  283,371
  Accrued interest payable                                                      45,419
  Deferred revenue                                                               9,531
                                                                          ------------

    Total current liabilities                                                1,270,783
                                                                          ------------

Stockholders' equity:
  Preferred stock, par value $.001 per share;  10,000,000 shares
    authorized, 443,162 shares issued and outstanding                              443
  Common stock, par value $.001 per share; 100,000,000 shares
    authorized, 90,102,953 shares issued, 60,259,793 shares outstanding         60,260
  Additional paid-in capital                                                41,599,814
  Accumulated deficit                                                      (42,262,345)
                                                                          ------------

      Total stockholders' deficit                                             (601,828)
                                                                          ------------

      Total liabilities and stockholders' deficit                         $    668,955
                                                                          ============


             See accompanying notes to consolidated financial statements.

                          BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005



                                                                        2006            2005
                                                                    ------------    ------------

Revenues                                                            $  1,174,073    $  1,546,302

Expenses:
  Cost of revenues (exclusive of depreciation and
    amortization shown separately below)                                 720,403         975,805
                                                                    ------------    ------------

        Gross margin                                                     453,670         570,497
                                                                    ------------    ------------

  General and administrative expense                                   1,055,082       1,146,626
  Research and development expense                                     5,305,146            --
  Depreciation and amortization                                          134,298         176,940
                                                                    ------------    ------------

        Total operating expenses                                       6,494,526       1,323,566
                                                                    ------------    ------------

        Loss from operations                                          (6,040,856)       (753,069)
                                                                    ------------    ------------

Other income (expense):
  Interest income                                                         13,700             970
  Interest and finance charges                                           (53,271)        (34,909)
  Gain on relief of debt                                                    --            20,362
  Loss on disposal of property and equipment                                --            (1,663)
  Other expense                                                           (5,638)         (5,803)
                                                                    ------------    ------------

        Total other expense                                              (45,209)        (21,043)
                                                                    ------------    ------------

        Net loss                                                    $ (6,086,065)   $   (774,112)
                                                                    ============    ============

Loss per common share, basic and diluted                            $      (0.13)   $      (0.02)
                                                                    ============    ============

  Weighted average number of common shares outstanding, basic and
       diluted                                                        47,690,475      42,645,471
                                                                    ============    ============


                  See accompanying notes to consolidated financial statements.

                                        BESTNET COMMUNICATIONS CORP.
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005




                                 Series A Preferred Stock              Common Stock             Additional
                                 ------------------------              ------------               Paid-in
                                  Shares          Amount          Shares          Amount          Capital
                               ------------    ------------    ------------    ------------    ------------
Balances, August 31, 2004         1,413,544    $      1,413      42,435,026    $     42,435    $ 36,738,292
Conversion of notes payable
  into units                        181,585             182         544,755             545          53,749
Warrants exercised                     --              --         1,467,356           1,467         218,636
Common stock issued for
  services                             --              --           268,583             269          60,687
Split and conversion  of
  units                          (1,151,967)         (1,152)      2,303,934           2,304         229,241
Net loss                               --              --              --              --              --
                               ------------    ------------    ------------    ------------    ------------

Balances, August 31, 2005           443,162    $        443      47,019,654    $     47,020    $ 37,300,605
Retirement of treasury                 --              --        (1,900,000)         (1,900)       (910,100)
stock
Common Stock issued in
acquisition of JDA (Note 15)           --              --        13,156,840          13,156       4,591,737
Warrants issued in
connection with
convertible notes                      --              --              --              --            47,379
Stock options and
warrants exercised                     --              --         1,983,299           1,984         511,489
Stock-based compensation               --              --              --              --            58,704
Net loss                               --              --              --              --              --
                               ------------    ------------    ------------    ------------    ------------
Balances, August 31, 2006           443,162    $        443      60,259,793    $     60,260    $ 41,599,814
                               ============    ============    ============    ============    ============

                                BESTNET COMMUNICATIONS CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005



                                                     Treasury Stock
                                Accumulated          --------------
                                  Deficit         Shares          Amount          Total
                               ------------    ------------    ------------    ------------
Balances, August 31, 2004      $(35,402,168)      1,900,000        (912,000)   $    467,972
Conversion of notes payable
  into units                           --              --              --            54,476
Warrants exercised                     --              --              --           220,103
Common stock issued for
  services                             --              --              --            60,956
Split and conversion  of
  units                                --              --              --           230,393
Net loss                           (774,112)           --              --          (774,112)
                               ------------    ------------    ------------    ------------

Balances, August 31, 2005      $(36,176,280)      1,900,000        (912,000)   $    259,788
Retirement of treasury                 --        (1,900,000)        912,000            --
stock
Common Stock issued in
acquisition of JDA (Note 15)           --              --              --         4,604,893
Warrants issued in
connection with
convertible notes                      --              --              --            47,379
Stock options and
warrants exercised                     --              --              --           513,473
Stock-based compensation               --              --              --            58,704
Net loss                         (6,086,065)           --              --        (6,086,065)
                               ------------    ------------    ------------    ------------
Balances, August 31, 2006      $(42,262,345)           --      $       --      $   (601,828)
                               ============    ============    ============    ============


                See accompanying notes to consolidated financial statements.

                            BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED AUGUST 31, 2006 AND 2005



                                                                           2006           2005
                                                                        -----------    -----------
Operating activities:
  Net loss                                                              $(6,086,065)   $  (774,112)
  Adjustments to reconcile net loss to net cash
     Used in operating activities:
  Depreciation and amortization                                             134,298        176,940
  Amortization of discount on note payable                                   19,018         18,920
  Stock-based compensation                                                   58,704         60,956
  Related party non-cash consideration                                         --           18,000
  Acquired in-process research and development expense (Note 15)          5,266,145           --
  Loss on disposal of property and equipment                                   --            1,663
  Changes in assets and liabilities:
     Accounts receivable                                                      7,362         15,337
     Prepaid expenses and other current assets                               42,972         89,331
     Deposits and other assets                                               (2,129)       (29,590)
     Accounts payable and other accrued expenses                             12,056       (140,253)
     Accrued interest payable                                                (1,817)          --
     Deferred revenue                                                        (6,332)         4,304
                                                                        -----------    -----------

         Net cash used in operating activities                             (555,788)      (558,504)
                                                                        -----------    -----------

Investing activities:
  Purchase of property and equipment                                        (40,613)       (35,605)
 Acquisition of JDA, net of cash acquired (See Note 14)                    (290,730)          --
                                                                        -----------    -----------

         Net cash used in investing activities                             (331,343)       (35,605)
                                                                        -----------    -----------

Financing activities:
  Proceeds from issuance of convertible notes payable                       550,000         50,000
  Proceeds from issuance of convertible notes payable - related party       200,000           --
  Repayment of notes payable                                                (94,778)      (190,479)
  Principal payments on capital lease obligations                            (2,721)        (5,006)
  Proceeds from the exercise of stock options and warrants                  513,473        190,553
  Proceeds from the splitting and conversion of Units                          --          230,393
                                                                        -----------    -----------

         Net cash provided by financing activities                        1,165,974        275,461
                                                                        -----------    -----------

         Net increase (decrease) in cash and cash equivalents               278,843       (318,648)

Cash and cash equivalents, beginning of year                                 86,651        405,299
                                                                        -----------    -----------

Cash and cash equivalents, end of year                                  $   365,494    $    86,651
                                                                        ===========    ===========


Supplemental disclosure of cash flow information:


                                                             2006        2005
                                                             ----        ----
                   Cash paid during the year for:

                   Interest                                $  12,783  $   15,991
                   Income taxes                            $    --    $     --


                    See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements of BestNet Communications Corp., a Nevada corporation, formerly Wavetech International, Inc., include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Oncologix Corporation ("Oncologix"), Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us" or "our"). We operate in two business segments: (i) telephone and (ii) medical device . Through our telephone segment, we have pursued the implementation of our business strategy to provide value creating communication solutions around the world. On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of the device through our Oncologix subsidiary. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recorded net operating losses in each of the previous fourteen years.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the amount of the accounts receivable reserve, reserves related to deferred tax assets and the allocation of assets acquired and liabilities assumed in the acquisition of JDA. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

     Certain reclassifications have been made to conform fiscal 2005 information to the presentation of fiscal 2006 information. The reclassifications had no effect on net income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid instruments, with an initial maturity of three (3) months or less to be cash equivalents.

RESEARCH AND DEVELOPMENT

     Research and Development expenses, consulting fees, expenses associated with regulatory filings and internally allocated expenses are charged to expense as they are incurred.

ACCOUNTS RECEIVABLE

     The Company provides for potentially uncollectible accounts receivable by use of the allowance method. An allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts. Provision for uncollectible accounts receivable amounted to approximately $10,235 at August 31, 2006. Accounts receivable are unsecured and do not include any finance charges.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     We account for our goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Prior to fiscal 2005, other intangible assets consisted of licensed technology from Softalk, Inc. This license is more fully described in Note 12 to these Consolidated Financial Statements. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over the expected benefit to be received by such intangibles. We evaluate the carrying value and remaining estimated useful life of other intangible assets subject to amortization in accordance with the provisions of SFAS No. 144.

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

CREDIT RISK AND CONCENTRATIONS

     The Company maintains the majority of its cash balances in bank accounts at a financial institution. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation and the Canada Deposit Insurance Corporation. As of August 31, 2006, the Company has approximately $203,400 of uninsured cash balances.



     Included in cost of revenues are costs incurred from Tier 1 and Tier 2 long distance carriers. The Company contracts with certain carriers based on price and quality of services that are provided. The Company believes these services are readily available; however, the Company has had concentrations with several service providers in the past. For the years ended August 31, 2006 and 2005, the Company used three service providers that accounted for 83% and 86% of cost of revenues, respectively. If necessary, the Company believes it has avenues to connect to other service providers.

REVENUE RECOGNITION

     Our revenues are primarily derived from customers' use of our communication solutions and are based on the number of minutes of service provided. Revenues related to the minutes used are recognized as they are used by the Company's customers. The Company also derives revenue from the sale of private labeled websites to channel partners who re-sell BestNet's suite of services. Cost of revenues includes expenses directly related to the operation and maintenance of the Company's service network. Depreciation and amortization expense are separately stated. Our medical device segment is currently in the development stage and accordingly has not generated revenue to the date of this filing.

CONSOLIDATION POLICIES

     The consolidated financial statements for the year ended August 31, 2006 and 2005 include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel (Canada) Inc. and
Interpretel Inc., collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc. is an Arizona corporation. Interpretel (Canada)
Inc. is a Canadian corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION

     As of August 31, 2006, the Company has stock-based compensation plans accounted for under the recognition and measurement principles of Accounting
Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to
Employees," and related interpretations, as more fully described in Note 10. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based
Compensation," and SFAS No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure." Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

     Pro forma net loss and loss per share are as follows:

                                                                                    Year Ended August 31
                                                                                    --------------------
                                                                                    2006            2005
                                                                                -----------     -----------
              Net loss available to common stockholders, as reported            $(6,086,065)    $  (774,112)
              Add: Compensation expense for employee equity awards recorded
              at fair value in the determination of net loss as reported               --            54,555

              Less: Compensation expense for equity awards determined by
              the fair value based method                                           (85,645)       (171,373)
                                                                                -----------     -----------

              Pro forma net loss available to common stockholders               $(6,171,710)    $  (890,930)
                                                                                ===========     ===========

              Loss per share, as reported                                             $(.13)         $(.02)
                                                                                      =====          =====

              Pro forma loss per share                                                $(.13)         $(.02)
                                                                                      =====          =====

                                                     F-9

     The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                   Year Ended August 31
                                                   --------------------
                                                 2006                2005
                                                 ----                ----
              Volatility                       46% to 93%          49% to 54%
              Risk free rate                 3.00% to 4.87%             3.00%
              Expected dividends                       None              None
              Expected term (in years)        1 to 7 years       1 to 3 years

NET LOSS PER COMMON SHARE

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses in fiscal 2006 and fiscal 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:

                                                           Underlying
                          Description                     Common Shares
                          -----------                     -------------

                   Convertible preferred stock                886,324
                   Convertible notes payable                2,353,750
                   Options                                  4,657,193
                   Warrants                                 1,480,751
                                                            ---------

                   Total potentially dilutive securities    9,378,018
                                                            =========

SEGMENT INFORMATION

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has identified two operating segments: telephone and medical device.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled approximately $2,000 and $29,000 for the years ended August 31, 2006 and 2005, respectively.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial condition or results of operation.

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140." This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. We do not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

     Statement of Accounting Standards No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued in May 2005, effective for fiscal years beginning after December 15, 2005. We will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in fiscal year 2007 and thereafter.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) "Share-Based Payment". SFAS 123R requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. SFAS 123R will be effective for the Company at the beginning of fiscal 2007. The Company is in the final stage of evaluating the impact that the adoption of SFAS 123R will have on our financial statements. In the Notes to Financial Statements we have added disclosure related to using the fair value method to evaluate stock-based employee compensation.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial condition, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after

November 15, 2006, which will be our fiscal year 2007. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.



3. PROPERTY AND EQUIPMENT

     Property and equipment is composed of the following at August 31, 2006:

              Furniture and fixtures                              $    23,822
              Computer equipment                                      708,951
              Software                                              1,597,032
              Equipment                                             1,530,920
                                                                  -----------
              Total property and equipment, at cost                 3,860,725
              Less: accumulated depreciation and amortization      (3,746,111)
                                                                  -----------
                                                                  $   114,614
                                                                  ===========

     For fiscal 2006 and 2005, depreciation expense related to property and equipment is approximately $130,000 and $180,000, respectively. For fiscal 2006 and 2005, no depreciation amounts were included in research and development costs. Included in the above accumulated depreciation and amortization balance of $3,746,111 is accumulated depreciation and amortization of approximately $1,546,000 that relates to capitalized software. Depreciation and amortization expense for capitalized software is approximately $62,000 for the years ended August 31, 2006 and 2005.

4. COMMITMENTS

LEASES:

     The Company has entered into non-cancelable operating lease arrangements for two office locations, web hosting and two co-location facilities. Rent expense under operating leases in 2006 and leased is approximately $150,000 and $147,000, respectively. The Company also leases equipment under a capital lease agreement, which expired during fiscal 2006. The following is a summary of future minimum lease payments on these operating leases as of August 31, 2006:

                                                          Operating
                   Fiscal Year Ending August 31,            Leases
                   -----------------------------            ------
                   2007                                   $ 128,290
                   2008                                      32,777
                                                          ---------
                                                          $ 161,067
                                                          =========


EMPLOYMENT AGREEMENTS:

     On July 26, 2006, we entered into two-year employment agreements with Dr. Andrew Kennedy, Andrew Green and Adam Lowe whereby these individuals will receive annual compensation of $240,000, $180,000 and $180,000, respectively.

ONCOLOGIX RESEARCH AND DEVELOPMENT AGREEMENTS:

     During September and October of 2006, we contracted with outside firms to provide research and development related activities for the development of our medical device product. Under the terms of these agreements, we are committed to approximately $275,000 for fiscal 2007 for these contracted research and development services.

5. NOTES RECEIVABLE

     During July 2006, both Jeff Franco and Dr. Andrew Kennedy, who are related parties to the Company and original founders of JDA, executed note agreements in favor of Oncologix for $8,282 each. These notes bear interest at a rate of 12.0% on balances outstanding more than 60 days. These notes were paid in full during September 2006.

6. JOINT DEVELOPMENT AGREEMENT

     As part of the acquisition of JDA (Note 15), Oncologix acquired an investment in a Joint Development Agreement with two other entities to create the Microsphere Treatment Planning System ("MTPS") software. JDA originally invested $10,000 in the Joint Development Agreement during 2004 and Oncologix will own 20% of the MTPS module upon completion of development. Under the terms of the Joint Development Agreement, Oncologix will be entitled to receive a portion of profits from future sales, if any, of the MTPS software. As of August 31, 2006, the MTPS software was under development.

7. LICENSE OF PATENT

     Effective September 2003, JDA entered into a Master License Agreement ("License Agreement") with the University of Maryland, Baltimore, a constituent institution of the University System of Maryland ("UM") for the license of Patent Rights, as defined in the License Agreement, for Instant Microspheres for Microarterial Imaging and Radiotherapy, U.S. Patent Application Serial Number 60/479,832. As of August 31, 2006, the UM had not yet been granted a final patent for this application. We acquired the rights to the License Agreement through our acquisition of JDA, which was amended at the time of the acquisition. The License Agreement is for an exclusive worldwide license of the Patent Rights to make, have made, use, lease, offer to sell, sell and import the licensed products within the Licensed Field, as defined in the License Agreement. Unless sooner terminated in accordance with any of the other provisions of the License Agreement, the License Agreement will remain in force until disallowance, expiration or invalidation of the last Patent Right anywhere, which is licensed under the License Agreement. Except as set forth specifically in the License Agreement, in the event that any provision of the License Agreement is breached by the Company, any Affiliate, as defined in the License Agreement, or any Sublicensee, as defined in the License Agreement, UM may terminate the License Agreement and any sublicenses granted upon 90 days written notice to the Company. If the breach is corrected within the 90 day period and UM is reimbursed for all damages directly resulting from the breach, the License Agreement will continue in full force and effect. The Company may terminate the License Agreement at any time by giving UM 30 days' written notice of termination, and upon payment of all amounts due UM at the time of termination.

     Under the terms of the License Agreement, as amended, the Company is responsible for, among other things: Submission of an Investigational Device Exemption ("IDE") for a Licensed Product to the FDA or the commencement of a Clinical Trial, on or before September 16, 2008 and receipt of Pre-Market Approval for a Licensed Product on or before September 16, 2011. The License Agreement calls for the following payments: (i) $25,000 upon the earlier of submission of an IDE for a Licensed Product to the FDA or the commencement of a Clinical Trial, for a licensed product outside the United States, (ii) $50,000 three months after obtaining FDA approval of an IDE for a Licensed Product,
(iii) $50,000 upon obtaining FDA approval of a Pre-Market Approval Application for a Licensed Product, (iv) $100,000 upon the acquisition of a controlling interest in the Company by a Third Party, as defined in the License Agreement and (v) $200,000 upon completion of the first calendar year in which Net Sales, as defined in the License Agreement, exceed $5.0 million. In addition to the above payments, the Company will also pay UM a 2.5% royalty on Net Sales of licensed products, with a minimum annual royalty of $10,000 due for the calendar year in which the first commercial sale occurs. Additionally, we agreed in our Merger Agreement with JDA, and separately with the University of Maryland to provide $4,000,000 to fund the operations of Oncologix through the Development Phases. This amount has been or will be advanced in installments as follows:

     o    $350,000 was advanced prior to the Merger, in March 2006

     o    $400,000 was advanced upon the Closing of the Merger.

     o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and

     o    $2,000,000 to be advanced at the end of January 2007.

     The $350,000 and $400,000 advances as well as the monthly payments for August, September and October (a total of $1,500,000) were made out of funds borrowed for the purpose by the Company. As agreed with the other parties to the Merger Agreement, we have delayed the November payment until December 2006.

     We are presently seeking to raise $2,300,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price under the warrants is $0.50 per share.

     If we succeed in raising $2,300,000, we plan to continue to seek an additional $2,700,000 in investor financing. Such a continued offering may be made under different terms; may consist of other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be higher than $0.30.

     The Company may transfer its rights to an Affiliate or grant sublicenses to Sublicensees consistent with the License Agreement, provided the Company is responsible for the obligation of the Affiliate or Sublicensees, including, but not limited to, the payment of royalties. For licensed products sold by a Sublicensee that is not an Affiliate, we will pay UM (i) 25% of all royalties received by us and our Affiliates from the Sublicensee's Net Sales, (ii) 25% of all licensing, up-front milestone or other payment received by us from the Sublicensee in consideration of its rights as Sublicensee and (iii) 25% of the fair market value of non-cash consideration received by us under the Sublicensee's license agreement. The rates discussed above will be reduced to 15% for any sublicense executed two or more years after the effective date of the License Agreement.

     Under the terms of the License Agreement, we are responsible for reimbursement of Patent Expenses, as defined in the License Agreement, paid by UM. Separately, under the terms of the License Agreement, JDA originally issued 664,028 Common Shares and an additional 42,295 Common Shares of JDA's common stock to UM prior to our acquisition of JDA. Accordingly, UM received 3,340,007 common shares of BestNet as a result of the acquisition of JDA in July 2006 (See
Note 15).

     Effective June 2006, JDA entered into a License Agreement ("Sublicense") with another entity ("Licensee") for the exclusive, non-transferable sublicense of the Company's License Agreement for the Patent Rights and Licensee Patent Rights Improvements to make, have made, sell, lease, offer for sale and import the licensed products. The Licensee may sublicense the rights granted under the Sublicense consistent with, and at least as restrictive as, the terms and conditions of the Sublicense. Use of the Sublicense is limited to territories consisting of China, Hong Kong and Taiwan. Under the terms of the Sublicense, the Licensee is responsible for the following: (i) Within 90 days following the effective date, the Licensee shall deliver to JDA a commercially reasonable research and development plan ("R&D Plan"); (ii) Licensee shall provide quarterly written reports at the end of each calendar quarter on the progress against the R&D Plan; (iii) Licensee shall commence development of a Licensed Product, as defined in the Sublicense, and shall employ at least three qualified full-time persons on such development not later than December 31, 2006; (iv) Licensee shall provide written notice to JDA of the categorization of its first Licensed Product by the Chinese regulatory authority as a medical device or a pharmaceutical; (v) In the event that the first Licensed Product is a medical device, License shall initiate human clinical trials of such Licensed Product not later than June 1, 2008 and have commercially available for such sale of Licensed Product within the licensed territory and the licensed field of use not later than December 31, 2010; (vi) In the event that the first Licensed Product is a pharmaceutical, License shall initiate human clinical trials of such Licensed Product not later than July 1, 2010 and have commercially available for such sale of Licensed Product within the licensed territory and the licensed field of use not later than December 31, 2013.

     In consideration of the rights and license granted under the Sublicense, the License shall pay fees and royalties to the Company as follows: (i) an annual license maintenance fee of $2,000; (ii) milestone payments including $5,000 upon Licensee's initiation of human clinical trials or production of human data with respect to the first Licensed Product and $50,000 upon the first grant of regulatory approval with respect to the first Licensed Product; (iii)a running royalty equal to 3% of Net Sales, as defined in the Sublicense with certain of the annual license maintenance fees described in (i) above being credited towards the running royalty payment.

     Unless sooner terminated in accordance with any of the other provisions of the Sublicense, the Sublicense will remain in force and effect until the disallowance, expiration or invalidation of the last valid claim of the last Patent Right anywhere which is licensed under the Sublicense.


8. NOTES PAYABLE

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

     On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The term of this note has been extended to March 23, 2007. As of August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of the Company's common stock.

     On July 7, 2006, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000. The note is payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.30 per common share. Mr. Silverman agreed to extend this note until December 31, 2006.

CONVERTIBLE NOTES PAYABLE

     On November 30, 2003, the Company entered into a Convertible Subordinated Promissory Note Agreement (the "Convertible Note") in the principal amount of $50,000. The Convertible Note bore interest at a rate of 8.0% per annum, compounded annually until maturity, which was December 31, 2005. Under the terms of the Convertible Note interest continued to accrue at a rate of 10.0% subsequent to its maturity. This note and associated accrued interest was paid in full on July 31, 2006.

     On March 13, 2006, the Company issued to an accredited investor, a Convertible Subordinated Promissory Note in the principal amount of $350,000. The note is payable at the end of fourteen months following the date of issue, accrues interest at the rate of 8% and is convertible into the Company's common stock at a conversion price of $1.00 per common share. In further consideration of the loan, the Company issued a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. The Company recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. During fiscal 2006, $19,018 was expensed as interest and finance charges, as a result of amortization of the note discount.

     On July 7, 2006, the Company issued to two accredited investors, Convertible Promissory Notes in the principal amounts of $145,000 and $55,000. The notes are payable at the end of 90 days following the date of issue, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.30 per common share. On October 4, 2006, this note was extended until December 4, 2006, at which time it was converted into a 2 year, 6% convertible note with the same conversion features at the original note.

OTHER NOTES PAYABLE:

     On October 1, 2005, the Company entered into a note payable agreement to finance $44,314 of directors and officer's insurance premiums. The note bears interest at a rate of 9.25% per annum and is due in nine monthly installments of $5,115, including principal and interest, beginning on November 1, 2005. As of August 31, 2006 this note was paid in full.

     As part of the acquisition of JDA, the Company assumed a note payable to the State of Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000. At the time of assumption, the unpaid interest on this note was $26,055. The note bears interest at a rate of 10% and is payable in full on June 30, 2007.

9. TEDCO OBLIGATION

     On November 20, 2003, JDA entered into an Investment Agreement with the Maryland Technology Development Corporation ("TEDCO"). Pursuant to this Investment Agreement, TEDCO provided funding of $30,373 (the "TEDCO Funds") to JDA during 2004. The TEDCO obligation was assumed by us as a result of the acquisition of JDA in July 2006 (See Note 15). The Investment Agreement calls for the repayment of the TEDCO Funds through either (i) repayment of the original amount of the TEDCO Funds, with increases to the required repayment amount commencing during calendar year 2007 or (ii) a percentage of future revenue derived from the JDA technology. As a result of the sale of JDA to us, the TEDCO obligation was in technical default and this obligation was accordingly repaid during November of 2006.

10. STOCKHOLDERS' EQUITY

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

UNITS:

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (a) three shares of the Company's common stock; (b) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (c) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).


The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's
Board of Directors. Our Company's Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. As of August 31, 2006, there were 443,162 Units outstanding, which had not been split. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A
Preferred Stock and 1,329,486 shares of common stock.

     On March 12, 2004, we received approximately $60,000 from the sale of an aggregate 200,000 Units at a per Unit purchase price of $0.30 to an accredited investor, Katsinam Partners, LP, which is an affiliate of two of our directors, Messrs Anthony Silverman and Stanley Schloz. In August 2004, these Units were separated into the underlying securities.

COMMON STOCK:

     On July 26, 2006, the Company issued 43,000,000 shares of its common stock for the purchase of JDA Medical Technologies Inc. which it merged into its subsidiary Oncologix Corporation. Of the 43,000,000 shares issued, 29,843,160 were placed into escrow. The Escrow Shares shall be released from the Escrow upon the occurrence of certain events ("Milestones"). Each Milestone will be deemed to have been attained when so certified in writing by the Chief Executive
Officer, Chief Operating Officer and Chief Medical and Scientific Officer of
Oncologix Corporation. See Note 15 for additional information relative to the JDA acquisition.

WARRANTS:

     The following table summarizes warrant activity in fiscal 2006 and 2005:

                                                 Number        Exercise Price
                                                 ------        --------------
              Outstanding, August 31, 2004      6,031,909       $.01 - $ 3.00
              Expired/Retired                    (650,000)     $1.00 - $ 4.00
              Exercised                        (1,467,356)               $.15
              Issued                              181,585                $.30
                                                ---------      --------------
              Outstanding, August 31, 2005      4,096,138        $.01 - $3.00
              Expired/Retired                    (910,088)      $.30 - $ 5.00
              Exercised                        (1,905,299)        $.22 - $.30
              Issued                              200,000                $.35
                                                ---------      --------------
              Outstanding, August 31, 2006      1,480,751        $.27 - $2.90
                                                =========      ==============


     Details relative to the 1,480,751 outstanding warrants at August 31, 2006 are as follows:


        Date of Grant           Number of Shares         Exercise Price        Date of Expiration
        -------------           ----------------         --------------        ------------------
         10/17/2001                  25,000                   $2.90               10/17/2007

         01/30/2002                   5,751                    1.19               01/30/2008

         04/30/2002               1,100,000                    0.50               04/23/2007

         01/08/2004                 100,000                    0.32               01/08/2007

         04/15/2004                  40,000                    0.27               04/15/2014

         06/07/2004                  10,000                    0.29               06/04/2009

         03/13/2006                 200,000                    0.35               03/13/2008
                                  ---------

         Total Warrants           1,480,751
                                  ---------


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

     Effective March 31, 2006, warrants previously underlying the March 2003
Unit offering expired. Our Company's Board of Directors authorized the splitting of the Units twice, once in July 2004 and again in February 2005. As of March 9, 2006, there were 1,186,825 warrants outstanding from previously split Units.
Between March 9, 2006 and March 31, 2006, warrant holders elected to exercise
730,349 underlying warrants for proceeds of approximately $219,000.

     The remaining contractual life of warrants outstanding as of August 31, 2006 was 0.98 years. Warrants for the purchase of 1,480,751 and 4,096,138 shares were immediately exercisable on August 31, 2006 and 2005 respectively with a weighted-average price of $0.503 and $0.495 per share.

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

     A summary of the Company's stock option activity is as follows:

                                                                                 Weighted Average
                                               Number of        Option Price         Exercise
                                            Options Granted      Per Share       Price Per Share
                                            ---------------      ---------       ---------------
          Outstanding August 31, 2004          4,776,967         $.17 - 8.00           $1.27
          Granted                                190,000         $.165 - .24            .20
          Exercised                                 --               --                 --
          Canceled                            (1,268,334)        $.24 - 2.90           1.79
                                              ----------         -----------           ----
          Outstanding August 31, 2005          3,698,633         $.165 - 8.00          1.04
          Granted                              1,375,860         $.19 - .40             .35
          Exercised                              (78,000)        $.165 - .23            .21
          Canceled                              (339,300)        $.50 - 8.00           3.02
                                              ----------         -----------           ----
          Outstanding August 31, 2006          4,657,193         $.165 - 7.38           .705
                                              ==========         ============           ====

     We have 1,005,493 shares of common stock and 3,029,999 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997
Stock Incentive Plan, respectively, as of August 31, 2006. Under the 2000 Stock
Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders. Subsequent to fiscal 2006, the Company sought and received approval from its shareholders to increase the number of shares issuable under the 2000 Stock Incentive Plan from 5,000,000 to 7,500,000.

     The remaining contractual life of options outstanding as of August 31, 2006 was 5.00 years. Options for the purchase of 3,343,858 and 3,511,965 shares were immediately exercisable on August 31, 2006 and 2005 with a weighted-average exercise price of $0.84 and $1.04 per share, respectively.

     The weighted average fair value of stock options granted during fiscal 2006 and 2005, for which the exercise price was equal to the fair market value of the stock at the time of grant, were $.35 and $.20 per share, respectively.

     On December 19, 2005, the Company entered into an advisory agreement with Dr. Steve Kurtzman, who has since become a director of Oncologix Corporation. As a result of this advisory agreement, Dr. Kurtzman was granted 200,000 options to purchase the Company's common stock at a per share price of $0.19. These five-year options were granted with a strike price equal to their then fair market value at the time of grant and vest on December 19, 2006. We have recognized expense of $29,837 during the year ended August 31, 2006 related to these options.

     On March 23, 2006, the Company's Board of Directors granted 800,000 options to various employees, directors and consultants. These options were granted with an exercise price of $0.40. These seven-year options were granted with a strike price equal to their fair market value at the time of grant and vest over a period of one year. These options were granted pursuant to the Company's 2000 Incentive Stock Plan. The following table lists the stock option grants:


Stanley L. Schloz, President       100,000  Incentive Stock Options

Michael A. Kramarz, CFO            100,000  Incentive Stock Options

Kelvin Wilbore, Employee            50,000  Incentive Stock Options

Barry Griffith, Director           300,000  Non-Statutory Stock Options

Dr. Stephen Kurtzman, Consultant   100,000  Non-Statutory Stock Options

Stephen Meadow, Consultant         150,000  Non-Statutory Stock Options


     For the year ended August 31, 2006, we recognized expense of $28,867 related to the options granted to Dr. Kurtzman and Mr. Meadow.

     On July 26, 2006, the Company issued 125,000 options respectively to Andrew Green and Adam Lowe, officers of Oncologix Corporation. These options were granted with an exercise price of $0.35 and contained performance related vesting provisions. During November 2006, it was determined that these performance provisions were not met and accordingly, these options were forfeited.

     During the year ended August 31, 2006, 78,000 employee stock options were exercised. The exercise of these options resulted in proceeds to the Company of $16,315.

     On April 25, 2006, the Company's Board of Directors, in an effort to reduce the number of shares the Company is required to reserve for the exercise of stock options, entered into agreements to retire 279,300 employee options with exercise prices ranging from $0.73 to $8.00 per share, and issue 55,860 options at an exercise price of $0.30 per common share. The newly issued options vest immediately, have a term of four years and were granted with a strike price equal to their fair market value at the time of grant. At the time these agreements were entered into, the fair value of the options retired exceeded the fair value of the options granted.

11. INCOME TAXES

     As of August 31, 2006, the Company has federal net operating loss carryforwards totaling approximately $31,400,000 and state net operating loss carryforwards totaling approximately $18,900,000. The federal net operating loss carryforwards expire in various amounts beginning in 2006 and ending in 2026. The state net operating loss carryforwards expire in various amounts beginning in 2006 and ending in 2011. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

     The income tax benefit for the years ended August 31, 2006 and 2005 is comprised of the following amounts:

                                                2006          2005
                                             -----------   -----------
                   Current:                  $      --     $      --

                   Deferred:
                    Federal                     (260,000)     (310,000)
                    State                        (40,000)      (48,000)
                                             -----------   -----------
                                                (300,000)     (358,000)
                   Valuation Allowance           300,000       358,000
                                             -----------   -----------
                                             $      --     $      --
                                             ===========   ===========


     The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                2006          2005
                                                ----          ----
              Statutory tax rate                34.0%         34.0%
              State income taxes                 5.3%          5.3%
              Change in valuation allowance    (39.3)%       (39.3)%
                                               -------       -------
              Effective tax rate                 0.0%          0.0%
                                                 ====          ====

     The components of the net deferred tax assets (liabilities) are as follows:

                                            2006             2005
         Deferred tax assets (liabilities):
         Property and equipment                  $     (3,000)   $     89,000
         Other                                          4,000           6,000
         Net operating loss carryforward           11,686,000      11,544,000
                                                 ------------    ------------
                                                   11,687,000      11,639,000
         Valuation allowance                      (11,687,000)    (11,639,000)
                                                 ------------    ------------
                                                 $       --      $       --
                                                 ============    ============


     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $11,687,000 valuation allowance as of August 31, 2006 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $48,000, which is net of approximately $252,000 of net operating loss benefits that have expired in the current year.

12. RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

SOFTALK:

     The Internet technology we use in our telephone segment is patented by Softalk, Inc., an Ontario, Canada corporation ("Softalk"). We have a license from Softalk (the "Softalk License") to use that technology in specific applications. Softalk's patent will expire in 2021. As of August 31, 2006, Softalk owns less than 5% of the Company's outstanding common stock.

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

          o    Softalk released us from a claim in the amount $481,465;

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

FINANCING WITH RELATED PARTIES:

     During fiscal 2006 and 2005, the Company entered into financing agreements with several related parties of the Company. See Note 5 and Note 8 for disclosure of these related party transactions.

13. RETIREMENT PLAN

     Effective June 1, 2000, the Company adopted a 401(k) retirement plan. Employees are eligible to participate in the plan after 90 days of service. Salary deferral may range from 1% to 18%. The Company matches the amounts deferred by the employees, up to 5% of an employee's annual compensation with 50% of the matched amount vesting after the employees' first year of service and the remaining 50% of the matched amount vesting after the employees' second year of service. The Company matched contributions totaling approximately $700 and $4,000 for the years ended August 31, 2006 and 2005, respectively.



14. STATEMENTS OF CASH FLOWS

     During fiscal 2006 and 2005, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For fiscal 2006, these non-cash investing and financing activities are summarized as follows:

                                                                                          Amount
                                                                                          ------
               The Company recognized a discount on the Convertible Subordinated
          Promissory Note issued to an accredited investor (See Note 8). This
          discount is related to warrants issued in connection with this note.          $   47,379

               On October 1, 2005, the Company entered into a note payable agreement to finance $44,314 of directors and officer's insurance premiums. The note bears interest at a rate of 9.25% per annum and is due in eight monthly installments of $5,115, including principal and interest, beginning on November 1, 2005. This note was paid in full
          during July 2006.                                                                 44,314
                                                                                        ----------

               Total non-cash transactions from investing and financing
          activities.                                                                   $   91,693
                                                                                        ==========

For fiscal 2005, non-cash investing and financing activities are summarized as follows:

                                                                                          Amount
                                                                                          ------
               On October 1, 2004, the Company entered into a note payable agreement to finance $68,000 of directors and officer's insurance premiums. The note bears interest at a rate of 7.25% per annum and is due in eight monthly installments of $8,733, including principal and interest, beginning on November 1, 2004. This note was paid in full
          during June 2005.                                                             $   68,000

               On December 29, 2004, the Company entered into a note payable agreement to finance $4,001 of general and liability insurance premiums. The note bears interest at a rate of 13.00% per annum and is due in nine monthly installments of $469, including principal and interest, beginning on January 21, 2005. As of August 31, 2005, the
          principal balance of the note is $464.                                             4,001

               On June 30, 2005, Mr. Silverman exercised 197,000 warrants at an exercise price of $29,550. Mr. Silverman agreed to reduce the principal balance of his Convertible Promissory Note to $80,450.
          Accordingly, as of August 31, 2005, this note is convertible into
          670,417 shares of the Company's common stock.                                     29,550

               During fiscal 2005, the holders of several notes payable
          converted outstanding principal and interest to shares of common stock
          or Units.                                                                         54,476
                                                                                        ----------

               Total non-cash transactions from investing and financing
          activities.                                                                   $  156,027
                                                                                        ==========
15. ACQUISITION OF JDA

     On July 26, 2006, the Company acquired JDA, a development stage company engaged in the medical device business. The acquisition was accounted for as an acquisition of assets as the operations of JDA did not meet the definition of a business as defined in Emerging Issues Task Force Issue No. 98-3 "Determining
Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a
Business". Assets acquired and liabilities assumed were recorded at their estimated fair values. Amounts allocated to purchased in-process research and development were expensed immediately. Under the terms of the acquisition, 43,000,000 shares of the Company's common stock were exchanged for all the shares of JDA's common stock. Of the 43,000,000 shares issued, 29,843,160 were placed in escrow pending the achievement of certain development and operating


                                      F-21

goals. These shares have not been included in the calculation of the purchase price of JDA, but will be recognized at the time the contingency is resolved and the shares are issued or become issuable. The surviving assets acquired and liabilities assumed were transferred to the Company's subsidiary, Oncologix Corporation.

     The purchase price of JDA is as follows:

          Issuance of BestNet's common stock                       $  4,604,893
          Pre-acquisition funding                                       350,000
          Transaction related costs                                     170,542
                                                                   ------------

              Total purchase price                                 $  5,125,435
                                                                   ============

     As of August 31, 2006, approximately $117,700 of the transaction related costs were unpaid and are included in accounts payable on the accompanying balance sheet.

     The fair value of the BestNet shares used in determining the purchase price was $0.35 per common share and was based on quoted market prices of our common stock on the date of the acquisition. The allocation of the purchase price is as follows:

          Cash                                                     $    112,112
          Other current assets                                           18,720
          Investment in joint venture                                    10,000
          Purchased in-process research and development               5,266,145
          Notes payable                                                (150,000)
          Other current liabilities                                    (101,169)
          TEDCO obligation (See Note 9)                                 (30,373)
                                                                   ------------
             Total non-cash transactions from operating and
               financing activities                                $  5,125,435
                                                                   ============

     The purchase price was based on the estimated fair values of the assets acquired and liabilities assumed at the date of the closing of the acquisition.

     The results of a valuation of the purchased in-process research and development was approximately $5.300,000 using primarily the income approach and applying risk-adjusted discount rates to the estimated future revenues and expenses attributable to in-process medical device development programs. The primary risk in completing the research and development project is the successful completion of the clinical testing and the regulatory review process. This process is time consuming and expensive and is subject to significant challenges and risks before the product can be approved and commercialized. The Company must demonstrate product safety and efficacy to standards agreed to with regulatory authorities. Unsuccessful clinical results or delays in the approval process could have significant consequences, jeopardizing marketing launch of the product resulting in lower potential revenue and reduced economic returns.

     Prior to the acquisition on March 23, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire JDA, at which time we advanced to JDA $350,000 through a Convertible Promissory Note. Principal and interest on the Convertible Promissory Note accrued interest at 10% per annum and was due six months from the date of issuance. The Convertible Promissory Note was convertible into a minority interest in JDA if the acquisition was not consummated within a six-month period. This note payable was included as a component of the purchase price allocation of the JDA acquisition.



16. BUSINESS SEGMENTS

     The following table is a summary of the results of operations and other financial information by major segment.

                                       Telephone      Medical     Corporate  Consolidated
                                       ---------      Device      ---------  ------------
                                                      ------
Revenues                               $1,174,073   $     --     $     --     $1,174,073
 Gross margin                             453,670         --           --        453,670
  General and administrative expense      557,777       68,057      429,248    1,055,082
  Research and development expense           --      5,305,146         --      5,305,146
  Depreciation and amortization           134,055          243         --        134,298
  Loss from operations                    238,162    5,373,446      429,248    6,040,856
  Interest income                            --           --         13,700       13,700
  Interest and finance charges                 30        2,105       51,136       53,271

Total assets                              309,205      352,870        6,880      668,995


     During fiscal 2005, the Telephone Segment was our only business segment.
During the fourth quarter of fiscal 2006, we acquired a development stage medical device company (See Note 15), and accordingly are in two business segments in fiscal 2006.

17. SUBSEQUENT EVENTS

     On September 7, 2006, the Company entered into a 60-day promissory note with Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in the amount of $200,000. This note bears interest at a rate of 10% and is due in full, including accrued interest on November 6, 2006. On November
6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006.

     On September 7, 2006, the Company entered into a 60-day promissory note with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $50,000. This note bears interest at a rate of 10% and is due in full, including accrued interest on November 6, 2006. On November
6, 2006, Mr. Silverman agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with Anthony Silverman, a member of the Company's Board of Directors, for financing in the amount of $175,000. The note is payable on January 31, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $100,000. The note is payable on January 31, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On October 1, 2006, the Company entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.50% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006.

     On October 25, 2006, the Company entered into a note purchase agreement and convertible promissory notes with three accredited investors for financing in the amount of $125,000. These notes are payable on March 15, 2007, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.20 per common share.

     On October 26, 2006, the Company entered into a note purchase agreement and convertible promissory notes with two accredited investors for financing in the amount of $125,000. These notes are payable on March 15, 2007, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.20 per common share.

                                      F-23

     On November 2, 2006, the Company entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $200,000. This note is payable on March 15, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share.

     Our telephone business was never profitable and we were able to continue it only by repeated equity and debt financings. After the end of fiscal 2006, during December 2006, we determined to dispose of most of the assets of the telephone business and we entered into discussions with a prospective purchaser.


18. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2007 and prior to achieving breakeven. Additionally, as a result of the acquisition of JDA and the associated License Agreement with the UofM, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. The requirements of the License Agreement are disclosed in Note 7 above. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. On October 24, 2006, a majority of the Company's shareholders approved the increase in the number of authorized shares to 200,000,000. The Company anticipates that we will need approximately $750,000 to fund its phone business for twelve months. In addition, the Company anticipates that we will need approximately $16,500,000 in funding to take our Oncosphere to commercialization. The increase in the number of authorized shares will allow us to raise additional funding through debt and equity financings sufficient to fund its business. The Company requires and continues to pursue additional capital for payment of current obligations to meet the requirements of the License Agreement discussed above and growth and achievement of breakeven.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 8A.   CONTROLS AND PROCEDURES
     At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to BestNet (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation.

ITEM 8B.   OTHER INFORMATION

     None

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers as of November 13, 2006, is set forth below:

               Name               Age        Position held with Company
               ----               ---        --------------------------
         Stanley L. Schloz         63        Director and President
         Barry Griffith            38        Director
         Anthony Silverman         63        Director
         Andrew Kennedy, MD        42        Director
         Andrew Green              38        Director
         Adam G. Lowe              44        Director - Oncologix
         Steven Kurtzman, MD       44        Director - Oncologix
         Michael A. Kramarz        37        Chief Financial Officer


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

     BARRY GRIFFITH has been a director of the company since December of 2004. Mr. Griffith brings 15 years of early stage and upstart medical device company experience to Bestnet. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Nuerological and Cancer markets for companys such as Mitek, who was purchased by J&J, Schneider who was purchased by Boston Scientific for 1.3 billion, Novoste and Medtronic. His most recent postion was the Western Area Director role with Novoste and Isoray. Novoste pioneered Vascular Brachytherapy and was one of the most successful cardiovascular device launches in history. Isoray is introducing the new Prostate Brachytherapy Isotope Cesium 131, the first major advancement in this growing market in over 15 years. He now acts as Director of Sales with Calypso Medical Technologies. Calypso was founded in early 2000 and is a privately held, venture backed company with over $80 million in investment.

     ANTHONY SILVERMAN has been a director since August 2004. He is the General Partner of Katsinam Partners, LP, a private investment fund located in Scottsdale, Arizona that invests in micro and small-cap public companies. Katsinam holds 1,998,000 shares of our common stock and 40,000 warrants to purchase shares of our common stock. Mr. Silverman also manages his personal investments. Mr. Silverman has been a shareholder of BestNet since April 2002. Mr. Silverman was Founder, Chairman and CEO of Paradise Valley Securities from 1987 to 1999. For most of his 30-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. Mr. Silverman has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences.

     ANDREW KENNEDY, MD, became a director of the Company on July 26, 2006, and a Director and Officer of our subsidiary, Oncologix Corporation upon the merger. The major part of his time and efforts will continue to be applied to his position as co-medical director for Wake Radiology Oncology Services in Cary, North Carolina, where he has been since 2002 and where his primary activity is providing patients with treatments for cancer, specializing in gastrointestinal cancers, as well as cancers of the breast, lung and cervix. From 1997 until 2002, he was an associate professor in the Radiation Oncology and head of GI radiation oncology at The University of Maryland School of Medicine, and Residency program director. He is an internationally known radiation oncologist He has given numerous presentations on radiation therapy for the treatment of colorectal and liver cancer, and was instrumental in reintroducing an important new treatment for liver cancer, called infusion of microspheres, which offers hope to patients who have not had success with chemotherapy. He developed the most commonly used protocol in the US for infusion of microspheres and is the recipient of more than $900,000 in research grants to further investigate this and other cancer treatments. He has written many peer-reviewed scientific papers, articles, book chapters and abstracts on radiation oncology and has been invited to give presentations on radiation therapy for GI cancers and infusion of microspheres at the premier medical conferences in the United States, Asia and Europe. He is a graduate of Loma Linda School of Medicine, in Loma Linda, California, and completed his residency at The University of North Carolina at Chapel Hill, where, as chief resident, and later a research fellow, he completed significant work in three-dimensional treatment planning (3D external beam radiation therapy) and radiobiology research.

     ANDREW GREEN became a director of the Company on July 26, 2006, upon the merger. He had been a consultant to JDA from May 2006 until the Merger. Previously, since June 2005, he was a principal in NeoMedica, LLC, a consulting group that specialized in executive level medical device consulting for clients that included early stage ventures dealing with Class III devices involving cardiology, ophthalmology, orthopedics, and electrophysiology. Prior to that, from 1996 until 2005, he was employed by the Novoste Corporation (a publicly traded medical device company). His final position with Novoste was as a corporate officer with responsibility for Regulatory Affairs, Clinical Affairs, Quality Assurance and New Technology/Business Development. From 1993 until his employment with Novoste, he was employed as a Scientific Reviewer/Biomedical Engineer for the FDA, where he was responsible for the review of scientific, technical, pre-clinical and clinical data submitted in support of the safety and effectiveness of both interventional and general cardiovascular devices. He holds a BS degree in Biological Sciences and an MS degree in Bioengineering, both from Clemson University, where his research focused on characterization and use of materials in a biological environment. He also served in the US Army as a Field Combat Medical Specialist.

     ADAM G. LOWE became a Director of Oncologix and President and Chief Operating Officer of Oncologix upon the Merger. He had been a consultant to JDA from May 2006 until the Merger. Previously, since June 2005, he and Mr. Andrew Green (see above) were employed by NeoMedica, LLC, a consulting group owned by them, that specialized in executive level medical device consulting for clients that included early stage ventures dealing with Class III devices involving cardiology, ophthalmology, orthopedics, and electrophysiology. Prior to that, from 1999, he was employed by the Novoste Corporation (a publicly traded medical device company) as a corporate officer in the areas of Quality Assurance, Regulatory Affairs and Operations dealing with Class III vascular brachytherapy devices. Before his employment by Novoste, he was employed by C.R. Bard, Inc. from 1988 until 1991 and again from 1993 until 1999 in various quality assurance positions in the areas of oncology, radiology and urology with his last being as Vice President of Quality. He was employed by Johnson & Johnson from 1991 until 1993. He holds a BS-Materials Science and Engineering degree with a concentration in polymer science from North Carolina State University.

     STEVEN KURTZMAN, MD. became a director of Oncologix upon the Merger. Since December 2005, he has been an advisor to our Company and has been on the Advisory Board of IsoRay Medical, Inc. a publicly traded company since January 2006. IsoRay manufactures and markets radiation devices for brachytherapy primarily for the treatment of prostrate cancer. He has, since 1998, been practicing medicine in San Francisco, California, specializing in radiation oncology. He is currently the Director of Brachytherapy for Western Radiation Oncology, P.C. He is considered an expert in the management of prostate cancer and has lectured on and taught prostate brachytherapy nationally. He holds a BA from Cornell University and is a graduate of Case Western Reserve University School of Medicine. He completed his residency training in radiation oncology at the Hospital of the University of Pennsylvania.

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2006.



ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid for services rendered to BestNet for the fiscal years ended August 31, 2006, 2005 and 2004 by our Chief Executive Officer and our other employee whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers"). None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

                                            SUMMARY COMPENSATION TABLE

                                          Annual Compensation                          Long Term Compensation
                                 ------------------------------------  ----------------------------------------------------
                                                                               Awards                     Payouts
                                                                       -----------------------      -----------------------
                                                         Other Annual               Securities
                                                             Bonus     Restricted   Underlying       LTIP        All Other
      Name and                                           Compensation    Stock      Options/        Payouts    Compensation
 Principal Position     Year     Salary ($) Bonus ($)        ($)       Awards ($)    SARs ($)         ($)         ($)(1)
 ------------------     ----     ---------- ---------        ---       ----------    --------         ---         ------

Stanley L. Schloz (2)   2006      $52,467   $ 10,000         $ 0            $ 0       110,000          $ 0      $11,700
President               2005      $47,750   $      0         $ 0            $ 0        20,000          $ 0          $ 0


Michael A. Kramarz      2006      $67,626   $      0         $ 0            $ 0       100,000          $ 0          $ 0
CFO (3)                 2005      $66,000   $      0         $ 0            $ 0        20,000          $ 0          $ 0
                        2004      $57,250   $      0         $ 0            $ 0        50,000          $ 0          $ 0

Dr. Andrew Kennedy      2006      $20,000   $       0        $ 0            $ 0        20,000          $ 0          $ 0
Director (4)

Andrew Green            2006      $15,000   $       0        $ 0            $ 0       145,000          $ 0          $ 0
Director (5)

Adam Lowe               2006      $15,000   $       0        $ 0            $ 0       125,000          $ 0          $ 0
President of Subsidiary
(6)

--------------

     (1) Other annual compensation did not exceed the lesser of $50,000 or 10% of the total salary and bonus for any of the officers listed.

     (2) Mr. Schloz was appointed President on November 15, 2004. Pursuant to his agreement, he was to receive annual compensation of $54,000. On
          July 27, 2006, the Company's Board of Directors authorized an increase in annual compensation to $68,000. Also on that date, the Board of Directors authorized a $10,000 bonus. Mr. Schloz also receives $12,000 annually for service on the Company's Board of Directors. On March 24, 2005, Mr. Schloz was also granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.165 per share. These options vest immediately. On December 5, 2005, Mr. Schloz was also granted options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $.24 per share as part of the Company's annual grant program for service on the Company's Board of Directors. These options vest in one year. On March 22, 2006, Mr.
          Schloz was granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $.40. These options vest in one year.

     (3)  On July 15, 2004, Mr. Kramarz was appointed Chief Financial Officer.
          His annual salary is $66,000. On July 22, 2006, the Company's Board of
          Directors authorized an increase in annual compensation to $71,000. Of his total 2004 wages, $8,250 was paid to him while serving as the Chief Financial Officer. On July 15, 2004, Mr. Kramarz was granted options to purchase an aggregate of 50,000 shares of our common stock at a per share exercise price of $0.23 per share. These options vest immediately. On March 24, 2005, Mr. Kramarz was granted options to purchase an aggregate of 20,000 shares of our common stock at a per share exercise price of $.165 per share. These options vest immediately.

     (4)  Dr. Kennedy was appointed to the Company's Board of Directors on July
          26, 2006. Dr. Kennedy has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $240,000. On July 26, 2006, Dr. Kennedy was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.35 per share. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year; 1/3 vest in two years.

                                       30

     (5) Mr. Green was appointed to the Company's Board of Directors on July 26, 2006. Mr. Green has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $180,000. On July 26, 2006, Mr. Green was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.35 per share. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year; 1/3 vest in two years. On July 26, 2006, Mr. Green was granted options to purchase 125,000 shares of our common stock at a per share exercise price of $0.35. These options vest only if the Development Phase, as defined in Section 1.11(b)(i) of the Merger Agreement between BestNet Communications Corp. and JDA Medical Technologies, Inc. is completed within four months of the closing of the Merger Agreement and the said individual is respectively a bona fide employee of this corporation or any if its subsidiaries. These options are exercisable during the period commencing on the date of the completion of the Development Phase and terminate on the date which is 28 months thereafter

     (6) Mr. Lowe has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $180,000. On July 26, 2006, Mr. Lowe was granted options to purchase 125,000 shares of our common stock at a per share exercise price of $0.35. These options vest only if the Development Phase, as defined in
          Section 1.11(b)(i) of the Merger Agreement between BestNet Communications Corp. and JDA Medical Technologies, Inc. is completed within four months of the closing of the Merger Agreement and the said individual is respectively a bona fide employee of this corporation or any if its subsidiaries. These options are exercisable during the period commencing on the date of the completion of the Development Phase and terminate on the date which is 28 months thereafter

Options Grants
--------------

     On December 5, 2005, Mr. Schloz was granted options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $.24 per share. These options vest in one year.

     On December 5, 2005, Mr. Griffith was granted options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $.24 per share. These options vest in one year.

     On December 5, 2005, Mr. Silverman was granted options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $.24 per share. These options vest in one year.

     On December 19, 2005, Dr. Kurtzman was granted options to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $.19 per share. These options vest in one year.

     On March 22, 2006, Mr. Griffith was granted options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $.40 per share. These options vest in one year.

     On March 22, 2006, Mr. Schloz was granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $.40 per share. These options vest in one year.

     On March 22, 2006, Mr. Kramarz was granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $.40 per share. These options vest in one year.

     On July 26, 2006, Dr. Kennedy was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.35 per share. These options vest one-third immediately, one-third in one year and one-third in two years.

     On July 26, 2006, Mr. Green was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.35 per share. These options vest one-third immediately, one-third in one year and one-third in two years.

     On July 26, 2006, Mr. Green was granted options to purchase an aggregate of 125,000 shares of our common stock at an exercise price of $.35 per share. These options vest only if the Development Phase, as defined in Section 1.11(b)(i) of the Merger Agreement between BestNet Communications Corp. and JDA Medical Technologies, Inc. is completed within months of the closing of the Merger Agreement and the said individual is respectively a bona fide employee of this corporation or any if its subsidiaries. These options expired on November 26, 2006.

     On July 26, 2006, Mr. Lowe was granted options to purchase an aggregate of 125,000 shares of our common stock at an exercise price of $.35 per share. These options vest only if the Development Phase, as defined in Section 1.11(b)(i) of the Merger Agreement between BestNet Communications Corp. and JDA Medical Technologies, Inc. is completed within months of the closing of the Merger Agreement and the said individual is respectively a bona fide employee of this corporation or any if its subsidiaries. These options expired on November 26, 2006.

Option Exercise
---------------

     During the fiscal year ended August 31, 2006, there were no options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options.



                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                          Value Of
                                                                                                        Unexercised
                                                                          Number of Securities          In-The-Money
                                                                         Underlying Unexercised          Options At
                                   Shares                                   Options At FY-End            FY-End ($)
                                Acquired On                                 (#) Exercisable/            Exercisable/
      Name                      Exercise (#)     Realized Value ($)           Unexercisable           Unexercisable(1)
      ----                      ------------     ------------------           -------------           ----------------
Stanley L. Schloz                   -0-                 $-0-                 105,000/100,000           $4,800/$1,200
Michael A. Kramarz                  -0-                 $-0-                 155,000/100,000             $10,400/$0
Andrew Kennedy                      -0-                 $-0-                  6,666/13,334                $66/$134
Andrew Green                        -0-                 $-0-                  6,666/138,333              $66/$1,384
Adam Lowe                           -0-                 $-0-                    0/125,000                 $0/$1,250


-------------
(1)  Calculated based on $.36, which was the closing sales price of our common stock as quoted on the OTC Bulletin Board on November 13, 2006, multiplied by the number of applicable shares in-the-money less the total exercise price.

EMPLOYMENT AGREEMENTS

     On July 26, 2006, the Company, through its subsidiary Oncologix
Corporation, entered into a two-year employment agreement with Dr. Andrew
Kennedy whereby Dr. Kennedy is to receive annual compensation of $240,000.

     On July 26, 2006, the Company, through its subsidiary Oncologix
Corporation, entered into a two-year employment agreement with Andrew Green whereby Mr. Green is to receive annual compensation of $180,000.

     On July 26, 2006, the Company, through its subsidiary Oncologix
Corporation, entered into a two-year employment agreement with Adam Lowe whereby
Mr. Lowe is to receive annual compensation of $180,000.

COMPENSATION OF DIRECTORS

     All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board. In addition, each non-employee board member receives a monthly director fee of $1,000.

                                       33



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     The following table sets forth as of November 13, 2006, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and
(iv) all of our officers and directors as a group:

             Name and Address                    Amount and Nature           Percent
          Of Beneficial Owner (1)             of Beneficial Owner (2)(3)    of Class (3)
          -----------------------             --------------------------    ------------

          Michael A. Kramarz                          155,000(4)                *

          Stanley L. Schloz                           839,992(5)                *

          Barry Griffith                               89,000(6)                *

          Anthony Silverman                         6,533,484(7)               7.12%

          Andrew Kennedy, MD                       13,956,404(8)              15.49%

          Andrew Green                              3,768,456(9)               4.18%

          Adam Lowe                                 3,761,790(10)              4.17%

          Steven Kurtzman, MD                         200,000(11)               *

          Jeff Franco
          6501 Autumn Wind Circle
          Clarksville, MD  21029                   13,956,404(12)             15.48%

          All directors and executive
          officers as a group                      29,304,126                 31.76%

----------------------

     *    Less than 1%

     (1)  Unless otherwise noted, the address of each holder is 2850 Thornhills
          Ave. SE, Suite 104, Grand Rapids, Michigan 49546.

     (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 13, 2006 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

     (3) The amounts and percentages in the table are based upon 90,102,953 shares of Common Stock outstanding as of November 13, 2006.

     (4)  Includes 155,000 shares subject to vested options.

     (5) Includes 105,000 shares subject to vested options and direct ownership of 734,992 shares, but does not include any shares held by Katsinam
          Partners, LP, of which Mr. Schloz has no power to vote such shares, although his is the holder of a 7.8% limited partnership interest in Katsinam Partners, LP.

     (6) Includes 80,000 shares subject to vested options and 9,000 shares of stock underlying units held.

     (7) Includes 90,000 shares subject to vested options, direct ownership of 2,918,400 shares, direct ownership of warrants to purchase 140,000 shares, direct ownership of 1,337,084 shares issuable upon conversion of two promissory notes and 1,998,000 shares and 40,000 warrants to purchase shares owned by Katsinam Partners, LP, of which Mr. Silverman is the holder of a 17.64% limited partnership interest and is the General partner with sole power to vote such shares.

     (8) Includes 6,666 shares subject to vested options and direct ownership of 13,956,404 shares indicated. Shares equal to 80% of the total owned are subject to an escrow agreement.

     (9) Includes 6,666 shares subject to vested options and direct ownership of 3,761,790 shares, all of which are subject to an escrow agreement.

                                       34

     (10) Includes direct ownership of 3,761,790 shares, all of which are subject to an escrow agreement.

     (11) Includes 200,000 shares subject to vested options.

     (12) Includes direct ownership of 13,956,404 shares indicated. Shares equal to 80% of the total owned are subject to an escrow agreement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The term of this note has been extended to March 23, 2007. As of August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of the Company's common stock.

     On July 7, 2006, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000. The note is payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.30 per common share.

     On September 7, 2006, the Company entered into a 60-day promissory note with Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in the amount of $200,000. This note bears and interest rate of 10% and is due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006.

     On September 7, 2006, the Company entered into a 60-day promissory note with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $50,000. This note bears and interest rate of 10% and is due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Silverman agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with Anthony Silverman, a member of the Company's Board of Directors, for financing in the amount of $175,000. The note is payable on January 31, 2007, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.20 per common share. The closing price of the Company's common stock on September 30, 2006 was $0.28 per share.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(a)(2) Exhibits

     Number                      Description of Filing                    Method
     ------                      ---------------------                    ------
      2.1           Agreement of Merger and Plan of Reorganization          (9)
                    between BestNet Communications Corp, Oncologix
                    Corporation and JDA Medical Technologies, Inc.

      3.1           Articles of Incorporation, as originally filed          (1)
                    with the Nevada (1) Secretary of State on February
                    19, 1998, and as amended to date

      3.3           Certificate of Amendment to Articles of                 (6)
                    Incorporation, as originally filed with the Nevada Secretary of State.

      3.4           Amended Certificate of Designations, Rights,            (6)
                    Preferences and Limitations of Series A
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

      3.5           Amended Certificate of Designations, Rights,            (6)
                    Preferences and Limitations of Series B
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

      3.6           Amended Certificate of Designations, Rights,            (6)
                    Preferences and Limitations of Series C
                    Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19,
                    2003.

      3.7           Amended and Restated Bylaws of BestNet Communications   (8)
                    Corp.

      4             2000 Incentive Stock Plan                               (2)

      4.1           Form of Unit Purchase Agreement                         (7)

     10.1           Securities Purchase Agreement between Wavetech and      (3)
                    the investor and the Placement Agent

     10.2           Registration Rights Agreement between Wavetech, the     (3)
                    Investor and the Placement Agent

     10.3           Registration Right Agreement                            (3)

     10.4           Securities Purchase Agreement                           (3)

     10.5           Product Customization Agreement                         (4)

     10.6           Purchase Agreement by and among Softalk, Inc.,          (5)
                    Interpretel (Canada) (5) Inc. and Wavetech
                    International, Inc. dated October 25, 1999 10.7
                    Amendment No. 1 to Amended and Restated License
                    Agreement (5)

     10.8           Amended and Restated License Agreement                  (5)

     10.9           Share Exchange Agreement by and among Wavetech          (5)
                    International, Inc., Interpretel (Canada) Inc. and
                    Softalk, Inc. dated November 13, 1999

     10.10          Minutes of Settlement between BestNet Communications    (8)
                    Corp. and Softalk, Inc.

     10.11          Lease Agreement Dated November 1, 2005, by and           *
                    between Noto's Properties LLC. and Bestnet

     10.12          Lease Agreement Dated July 25, 2006, by and
                    between R & J Ventures LLC. and Oncologix Corporation    *

     10.13          Lease Agreement Dated July 12, 2006, by and between      *
                    Office Suites Plus and Oncologix Corporation

     10.14          Form of Note and Warrant Purchase Agreement              *
                    between BestNet and Mountainview Opportunistic
                    Growth Fund LP

     10.15          Form of Note Purchase Agreement Issued July 7, 2006      *

     10.16          Franco Consulting Agreement                             (9)

     10.17          Kennedy Employment Agreement                            (9)

     10.18          Green Employment Agreement                              (9)

     10.19          Lowe Employment Agreement                               (9)

     14.1           BestNet Communications Corp. Code of Ethics             (6)

     21             Subsidiaries of the Registrant                           *

     32.1           Section 906 Certification of Stanley L. Schloz           *

     32.2           Section 906 Certification of Michael A. Kramarz          *

     31.1           Certification of Chief Executive Officer                 *

     31.2           Certification of Chief Financial Officer                 *

     99             Consent of Semple & Cooper, LLP.                         *

---------------------
*        Filed herewith

(1) Incorporated by reference to the like numbered exhibit to Form 10-Q for the quarter ended February 28, 1998.
(2) Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)  Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4) Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5) Incorporated by reference to the Form 10-K for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-K for the year ended August 31, 1999.
(6) Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2003.
(7) Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended May 31, 2003.
(8) Incorporated by reverence to the Form 10-KSB for the fiscal year ended August 31, 2004.
(9) Incorporated by reference to the Current Report on Form 8-K, dated July 26, 2006.

(b) Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

    July 26, 2006      BestNet Communications Enters into Merger Agreement with
                       JDA Medical Technologies Inc. and Oncologix Corporation



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                         August 31, 2006      August 31, 2005
                                         ---------------      ---------------
         (i)     Audit Fees                 $ 90,000            $ 53,000
         (ii)    Audit Related Fees         $ 57,000            $  2,000
         (iii)   Tax Fees                   $  7,000            $  8,000
         (iv)    All Other Fees             $   --              $   --

Audit related fees for the year ended August 31, 2006 primarily relate to the audit of JDA Medical Technologies, Inc., an entity that Bestnet Communications Corp. acquired during the fourth quarter of fiscal 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BESTNET COMMUNICATIONS CORP.


Date:  December 14, 2006                    By:  /s/  Stanley L. Schloz
                                               --------------------------------
                                                      Stanley L. Schloz
                                                      President


Date:  December 14, 2006                    By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz
                                                      Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Stanley L. Schloz                            Date:  December 14, 2006
   -------------------------------
          Stanley L. Schloz,
          President

By:  /s/  Michael A. Kramarz                           Date:  December 14, 2006
   -------------------------------
          Michael A. Kramarz,
          Chief Financial Officer

By:  /s/  Anthony Silverman                            Date:  December 14, 2006
   -------------------------------
          Anthony Silverman, Director

By:  /s/  Barry Griffith                               Date:  December 14, 2006
   -------------------------------
          Barry Griffith, Director

By:  /s/  Andrew Kennedy                               Date:  December 14, 2006
   -------------------------------
          Andrew Kennedy, MD, Director

By:  /s/  Andrew Green                                 Date:  December 14, 2006
   -------------------------------
          Andrew Green, Director