Form 10QSB
period 2006-11-30
BESTNET COMMUNICATIONS CORP
filed 2007-01-19
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from                      to                     .
                                  --------------------    -------------------

                         Commission File Number 0-15482

                          BESTNET COMMUNICATIONS CORP.
            ---------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                              86-1006416
 ------------------------------                               ----------------
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

As of January 9, 2007 there were 60,291,793 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]  No [X]


================================================================================


                          BESTNET COMMUNICATIONS CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2006
  (unaudited) and August 31, 2006                                            2

Unaudited Condensed Consolidated Statements of Operations for
  the three months ended November 30, 2006 and 2005                          3

Unaudited Condensed Consolidated Statement of Stockholders'
  Deficit for the three months ended November 30, 2006                       4

Unaudited Condensed Consolidated Statements of Cash Flows for
  the three months ended November 30, 2006 and 2005                          5

Notes to Unaudited Condensed Consolidated Financial Statements               6

ITEM 2. Management's Discussion and Analysis or Plan of Operation            15

ITEM 3. Controls and Procedures                                              20

                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings                                                    22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

ITEM 3. Defaults Upon Senior Securities                                      22

ITEM 4. Submission of Matters to a Vote of Security Holders                  22

ITEM 5. Other Information                                                    22

ITEM 6. Exhibits and Reports on Form 8-K                                     22



                                    PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements



                             BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        November 30,      August 31,
                              ASSETS                                        2006             2006
                              ------                                        ----             ----
                                                                        (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                            $    556,116    $    365,494
   Accounts receivable, net of allowance of
      $7,184 and $10,235                                                      48,357          55,381
   Notes receivable - related parties                                           --            16,564
   Prepaid expenses and other current assets                                  80,719          24,576
                                                                        ------------    ------------

      Total current assets                                                   685,192         462,015

Property and equipment, net of accumulated
   depreciation of $3,760,984 and $3,746,111                                 154,338         114,614
Deposits and other assets                                                     82,722          82,326
Investment in joint venture                                                   10,000          10,000
                                                                        ------------    ------------

          Total assets                                                  $    932,252    $    668,955
                                                                        ============    ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

                           LIABILITIES

Current Liabilities:
   Convertible notes payable, net of discount of $18,240 and $28,361,
      respectively                                                      $  1,081,760    $    521,639
   Convertible notes payable - related parties                               455,450         280,450
   Notes payable                                                             118,525         100,000
   Notes payable - related parties                                           250,000            --
   Obligation to TEDCO                                                          --            30,373
   Accounts payable and other accrued expenses                               184,839         283,371
   Accrued interest payable                                                   79,967          45,419
   Deferred revenue                                                            5,337           9,531
                                                                        ------------    ------------

      Total current liabilities                                            2,175,878       1,270,783
                                                                        ------------    ------------

                      STOCKHOLDERS' DEFICIT

Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 443,162 shares issued and outstanding at
  November 30, 2006 and August 31, 2006                                          443             443
Common stock, par value $.001 per share; 100,000,000 shares
  authorized; 90,114,953 shares and 90,102,953 shares issued at November 30, 2006 and August 31, 2006, respectively;
  60,271,793 shares and 60,259,793 shares outstanding at
  November 30, 2006 and August 31, 2006, respectively                         60,272          60,260
Additional paid-in capital                                                41,672,626      41,599,814
Accumulated deficit                                                      (42,976,967)    (42,262,345)
                                                                        ------------    ------------

          Total stockholders' deficit                                     (1,243,626)       (601,828)
                                                                        ------------    ------------

          Total liabilities and stockholders' deficit                   $    932,252    $    668,955
                                                                        ============    ============


               See accompanying notes to condensed consolidated financial statements.

                                                  2



                    BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005


                                                            2006            2005
                                                            ----            ----

Revenue                                                 $    222,684    $    342,453
                                                        ------------    ------------
Expenses:
   Cost of revenue (exclusive of depreciation and
      amortization shown separately below)                   134,500         213,008
   General and administrative expense                        430,795         264,092
   Research and development expense                          306,342            --
   Depreciation and amortization                              14,874          33,231
                                                        ------------    ------------

          Total expenses                                     886,511         510,331
                                                        ------------    ------------

          Loss from operations                              (663,827)       (167,878)
                                                        ------------    ------------

Other income (expense):
   Interest income                                             1,021             323
   Interest and finance charges                              (52,529)         (2,417)
   Other income (expense)                                        713          (1,748)
                                                        ------------    ------------

          Total other expense                                (50,795)         (3,842)
                                                        ------------    ------------

Net loss attributable to common shareholders            $   (714,622)   $   (171,720)
                                                        ============    ============

Loss per common share, basic and diluted                $       (.01)   $       (.00)
                                                        ------------    ------------

Weighted average number of common shares outstanding,
   basic and diluted                                      60,261,617      45,600,190
                                                        ============    ============


       See accompanying notes to condensed consolidated financial statements.

                                          3



                                           BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006



                                                                                    Additional
                            Series A Preferred Stock           Common Stock          Paid-in      Accumulated
                              Shares        Amount        Shares        Amount       Capital        Deficit         Total
                           ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balances, August 31, 2006       443,162  $        443    60,259,793  $     60,260  $ 41,599,814   $(42,262,345)  $   (601,828)

Stock options exercised            --            --          12,000            12         2,423          --             2,435
Stock-based compensation           --            --            --            --          70,389          --            70,389
Net loss                           --            --            --            --            --         (714,622)       (714,622)
                           ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balances, November 30,
2006                            443,162  $        443    60,271,793  $     60,272  $ 41,672,626  $(42,976,967)   $ (1,243,626)
                           ============  ============  ============  ============  ============   ============   ============


                                  See accompanying notes to condensed consolidated financial statements.

                                        4



                      BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005



                                                                     2006         2005
                                                                     ----         ----
Operating activities:
   Net loss                                                       $(714,622)   $(171,720)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                     14,874       33,231
   Stock - based compensation expense                                70,389         --
   Amortization of discounts on notes payable                        10,121         --
   Changes in assets and liabilities:                                  --
      Accounts receivable, net                                        7,024        1,845
      Prepaid expenses and other current assets                     (35,388)      (2,175)
      Deposits and other assets                                        (396)       1,950
      Accounts payable and accrued expenses                         (98,532)      28,341
      Accrued interest payable                                       34,549         --
      Deferred revenue                                               (4,194)      (4,775)
                                                                  ---------    ---------

          Net cash used in operating activities                    (716,175)    (113,303)
                                                                  ---------    ---------

Investing activities:
   Collection of notes receivable - related parties                  16,564         --
   Purchase of property and equipment                               (54,598)      (6,193)
                                                                  ---------    ---------

          Net cash used in investing activities                     (38,034)      (6,193)
                                                                  ---------    ---------

Financing activities:
   Proceeds from exercise of stock options and warrants               2,435      204,687
   Proceeds from issuance of convertible notes payable              725,000         --
   Proceeds from issuance of notes payable - related parties        250,000         --
   Repayment of notes payable                                       (32,604)      (5,238)
   Principal payments on capital lease obligation                      --         (1,341)
                                                                  ---------    ---------

          Net cash provided by financing activities                 944,831      198,108
                                                                  ---------    ---------

          Net increase in cash and cash equivalents                 190,622       78,612

Cash and cash equivalents, beginning of period                      365,494       86,651
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $ 556,116    $ 165,263
                                                                  =========    =========


         See accompanying notes to condensed consolidated financial statements.

                                            5

                  BESTNET COMMUNICATIONS CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of BestNet Communications Corp., a Nevada corporation, formerly Wavetech International, Inc., include the accounts of BestNet Communications Corp. and its wholly owned subsidiaries, Oncologix Corporation ("Oncologix"), Interpretel, Inc.,
Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company", "BestNet", "we", "us" or "our"). We operate in two business segments: (i) telephone and (ii) medical device. Through our telephone segment, we have pursued the implementation of our business strategy to provide value creating communication solutions around the world. On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company, and are now in the process of continuing product development and obtaining government approval for the use of the device through our Oncologix subsidiary. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation.

     During December 2006, our Board of Directors initiated a name change of the Company from BestNet Communications Corp. to Oncologix Tech. Inc. The authority for this name change was approved by the written consent of a majority of the Company's shareholders and during December of 2006, a Definitive Information Statement Form 14C was filed with the SEC and mailed to holders of record of our common stock. The Form 14C also outlined a resolution to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000 and to increase the number of shares of common stock allocated to the 2000 Incentive Stock Plan from 5,000,000 to 7,500,000.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2006, included in our Form 10-KSB for such fiscal year.

     Operating results for the three months ended November 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to conform fiscal 2006 information to the presentation of fiscal 2007 information. The reclassifications have no effect on net income.

     Our telephone business has never been profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone Segment and entered into discussions with a prospective purchaser. During January 2007, we entered into an agreement to sell those assets for an aggregate of $60,000, and will have the rights to receivables generated and deposits made and obligations for payables to vendors and deferred revenue incurred prior to January 31, 2007. The telephone segment will be presented as discontinued operations in the second quarter of fiscal 2007.

NOTE 2 -- PER SHARE DATA

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three months ending November 30, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:

                                                   For the three months ended
                                                           November 30,
                                                      2006             2005
                                                   Underlying       Underlying
                    Description                  Common Shares    Common Shares
                    -----------                  -------------    -------------
         Convertible preferred stock                 886,324          886,324
         Convertible notes payable                 2,353,750          670,417
         Options                                     219,544           18,261
         Warrants                                      5,806             --
                                                   ---------        ---------

         Total potentially dilutive securities     3,465,424        1,575,002
                                                   =========        =========



NOTE 3 -- STOCKHOLDERS EQUITY

UNITS:

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Company's Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. As of November 30, 2006 and August 31, 2006, there were 443,162 Units outstanding, which had not been split. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock and 1,329,486 shares of common stock.

WARRANTS:

     Details relative to the 1,480,751 outstanding warrants at November 30, 2006 and August 31, 2006 are as follows:

    Date of Grant     Number of Shares     Exercise Price     Date of Expiration

       10/17/2001               25,000              $2.90             10/17/2007
       01/30/2002                5,751               1.19             01/30/2008
       04/30/2002            1,100,000               0.50             04/23/2007
       01/08/2004              100,000               0.32             01/08/2007
       04/15/2004               40,000               0.27             04/15/2014
       06/07/2004               10,000               0.29             06/04/2009
       03/13/2006              200,000               0.35             03/13/2008
                             ---------

     Total Warrants          1,480,751
                             =========

STOCK OPTIONS:

     See Note 6 for information relative to our stock options and stock option plans.

NOTE 4 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

     On March 13, 2006, the Company issued to an accredited investor, a Convertible Subordinated Promissory Note in the principal amount of $350,000. The note is payable at the end of fourteen months following the date of issue, accrues interest at the rate of 8% and is convertible into the Company's common stock at a conversion price of $1.00 per common share. In further consideration of the loan, the Company issued a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. The Company recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. During the first three months of fiscal 2007, $10,121 was expensed as interest and finance charges, as a result of amortization of the note discount.

     On July 7, 2006, the Company issued to two accredited investors, Convertible Promissory Notes in the principal amounts of $145,000 and $55,000. The notes are payable at the end of 90 days following the date of issue, accrue interest at the rate of 10% per annum and are convertible into the Company's common stock at a conversion price of $0.30 per common share. On October 4, 2006, this note was extended until December 4, 2006, at which time it was converted into a 2 year, 6% convertible note with the same conversion features as the original note. These notes are convertible into the Company's common stock at a rate of $0.30. In further consideration of the loan, the Company issued a warrant on July 7, 2006, also expiring on December 4, 2008 for the purchase of shares of its common stock at an exercise price of $0.50 per share.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $100,000. The note is payable on January 31, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share, subject to the increase in our authorized common stock described in Note 1. Should we be successful in increasing our authorized common stock, we will recognize a beneficial conversion feature in the amount of $28,571 relative to this note.

     On October 25, 2006, the Company entered into a note purchase agreement and convertible promissory notes with three accredited investors for financing in the amount of $125,000. These notes are payable on March 15, 2007, and accrue interest at the rate of 10% per annum. The notes are convertible into the Company's common stock at a conversion price of $0.20 per common share, subject to the increase in our authorized common stock described in Note 1. Should we be successful in increasing our authorized common stock, we will recognize a beneficial conversion feature in the amount of $87,500 relative to these notes.

     On October 26, 2006, the Company entered into a note purchase agreement and convertible promissory notes with two accredited investors for financing in the amount of $125,000. These notes are payable on March 15, 2007 and accrue interest at the rate of 10% per annum. The notes are convertible into the Company's common stock at a conversion price of $0.20 per common share, subject to the increase in our authorized common stock described in Note 1. Should we be successful in increasing our authorized common stock, we will recognize a beneficial conversion feature in the amount of $106,500 relative to these notes.

     On November 2, 2006, the Company entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $200,000. This note is payable on March 15, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share, subject to the increase in our authorized common stock described in Note 1. Should we be successful in increasing our authorized common stock, we will recognize a beneficial conversion feature in the amount of $150,000 relative to this note.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

     On March 23, 2005, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The term of this note has been extended to March 23, 2007. As of November 30, 2006 and August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of the Company's common stock.

     On July 7, 2006, the Company issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000. The note is payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into the Company's common stock at a conversion price of $0.30 per common share. Mr. Silverman agreed to extend this note until January 31, 2007.

     On September 30, 2006, the Company entered into a note purchase agreement and convertible promissory note with Anthony Silverman, a member of the Company's Board of Directors, for financing in the amount of $175,000. The note is payable on January 31, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share, subject to the increase in our authorized common stock described in Note 1. Should we be successful in increasing our authorized common stock, we will recognize a beneficial conversion feature in the amount of $50,000 relative to this note.

NOTES PAYABLE:

     On October 1, 2006, the Company entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.25% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006.

     As part of the acquisition of JDA, the Company assumed a note payable to the State of Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000. At the time of assumption, the unpaid principal and interest on this note was $126,055. The note bears interest at a rate of 10% and is payable in full on June 30, 2007.

RELATED PARTY NOTES PAYABLE:

     On September 7, 2006, the Company entered into a 60-day promissory note with Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in the amount of $200,000. This note bears interest at a rate of 10% and is due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. The note principal of $200,000 plus accrued interest of $5,425 was paid in full on December 15, 2006.

     On September 7, 2006, the Company entered into a 60-day promissory note with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $50,000. This note bears interest at a rate of 10% and is due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Silverman agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. This note was further extended until January 31, 2007.

NOTE 5 - TEDCO OBLIGATION

     On November 20, 2003,  JDA entered into an  Investment  Agreement  with the
Maryland Technology Development Corporation ("TEDCO"). Pursuant to this Investment Agreement, TEDCO provided funding of $30,373 (the "TEDCO Funds") to JDA during 2004. The TEDCO obligation was assumed by us as a result of our acquisition of JDA in July 2006. The Investment Agreement calls for the repayment of the TEDCO Funds through either (i) repayment of the original amount of the TEDCO Funds, with increases to the required repayment amount commencing during calendar year 2007 or (ii) a percentage of future revenue derived from the JDA technology. As a result of the sale of JDA to us, the TEDCO obligation was in technical default and this obligation was accordingly repaid during November of 2006.

NOTE 6 -- SHARE - BASED PAYMENTS

     We have a 1997 Stock Incentive Plan and a 2000 Stock Incentive Plan, which are described in our consolidated financial statements for the year ended August 31, 2006 filed on Form 10-KSB. Prior to September 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for

Stock-Based Compensation ("SFAS 123"). Effective September 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, employee compensation cost recognized in fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation expense is recognized as a component of general and administrative expense in the Statement of Operations.

     As a result of adopting SFAS 123(R) on September 1, 2006, our net loss for the three months ended November 30, 2006, is approximately $37,884 higher than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes because of the valuation allowance for our deferred tax assets due to our history or recurring net losses.

     Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three months ended November 30, 2005 (unaudited):

         Net loss available to common shareholders, as reported       $(171,720)

         Less:  Compensation  expense for equity awards determined
         by the fair value based method                                  (3,556)
                                                                      ---------

         Pro forma net loss available to common shareholders          $(175,276)
                                                                      =========

         Loss per share, as reported                                      $(.00)
                                                                          =====

         Pro forma loss per share available to common shareholders        $(.00)
                                                                          =====

     The above pro forma disclosures are provided for fiscal 2006 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three months ended November 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)'s fair-value method for such periods.

     During the three months ended November 30, 2006 and 2005, we did not grant any options from the stock incentive plans described above. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

     Expected volatility is based primarily on historical volatility. Historical volatility is computed using weekly average pricing observations for an applicable historic period. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expirations. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

     SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

     During the three months ended November 30, 2006, 12,000 employee options were exercised, 250,000 options were forfeited and no options expired. During the three months ended November 30, 2005, no employee options were exercised, no options were forfeited and no options expired. As of November 30, 2006, $49,748 of total unrecognized compensation cost related to stock options outstanding under our stock incentive plans described above is expected to be recognized over a weighted average period of approximately 0.2 years. Additional information relative to these options outstanding at November 30, 2006 is summarized as follows (unaudited):


                                                        Options        Options
                                                      Outstanding    Exercisable
                                                      -----------    -----------
Number of options                                      4,395,193      3,331,859
Aggregate intrinsic value of options                  $  117,700     $   72,833
Weighted average remaining contractual term (years)         4.90           4.54
Weighted average exercise price                       $    0.726     $    0.850

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2006.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

RESEARCH AND DEVELOPMENT AGREEMENTS:

     On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development and testing services in connection with the development feasibility phase of the Oncosphere program. The purpose of this phase is to demonstrate the commercial feasibility of the manufacture of the Oncosphere. The Oncosphere is the Company's proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities,  radiation  handling  licenses,  and  personnel  with  experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds.

     During October 2006, the Company signed a twelve-month consulting agreement with a medical physicist. We agreed to pay a minimum of $1,050 per month under the terms of the contract. The medical physicist will provide expertise and advice on the dosimetry of the Oncosphere product; training on the approved version of the Prowess software for the development team; provide updates on guidance documents, rules and trends related to medical physics and the use of microspheres and microsphere brachytherapy; advice on the product and design requirements for the delivery system for the Oncosphere; and general microsphere handling considerations and radiation safety program requirements.

     During October 2006, the Company signed consulting agreements with two German companies to provide their expertise with respect to chemistry and radiation to assist us in completing the development feasibility phase of the Oncosphere program. Both of these Companies are located in Germany. These contracts cover the period through February 2007 and have a contract price of seventy-thousand Euros and fifty-thousand Euros, respectively.

SOFTALK:

     On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License, but we believe, based on the advice of counsel, that the matter is now dormant. If the matter becomes active, we intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the costs of arbitration proceedings, if any. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2006, included in our Form 10-KSB for such fiscal year.



NOTE 8  -- SUBSEQUENT EVENTS

RELATED PARTY NOTE PAYABLE:

     During December 2006, the Company entered into two promissory notes with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $250,000. These notes bear interest at a rate of 10% per annum and are due in full, including accrued interest on January 31, 2007.

CONVERTIBLE PROMISSORY NOTES:

     During December 2006 and January 2007, in a Private Placement, the Company issued several Convertible Promissory Notes totaling $552,500 in principal. The
Convertible Promissory Notes are due December 4, 2008 and bear interest at the rate of 6% per annum. These notes are convertible into the Company's common stock at a rate of $0.30. In further consideration of these notes, the Company issued each note purchaser a warrant for the purchase of a number of common shares equaling one half the number of shares each Convertible Promissory Note is convertible into. These warrants expire on December 4, 2008 and have an exercise price of $0.50 per share.

NOTE 9  -- BUSINESS SEGMENTS

     The following table is a summary of the results of operations and other financial information by business segment:

         First Quarter - Fiscal 2007              Telephone       Medical Device        Corporate       Consolidated
         ---------------------------              ---------       --------------        ---------       ------------
  Revenue                                         $    222,684     $       --          $       --       $    224,684

  Cost of revenue                                      134,500             --                  --            134,500
  General and administrative expense                   117,720          146,460             166,615          430,795
  Research and development expense                          --          306,342                --            306,342
  Depreciation and amortization                         12,223            2,651                --             14,874
                                                  ------------     ------------        ------------     ------------
       Loss from operations                            (41,759)        (455,453)           (166,615)        (663,827)
                                                  ------------     ------------        ------------     ------------
  Interest income                                           --              957                  64            1,021
  Interest and finance charges                              --           (3,169)            (49,360)         (52,529)
  Other income                                             713             --                  --                713
                                                  ------------     ------------        ------------     ------------

  Net loss                                        $    (41,046)    $   (457,665)       $   (215,911)    $   (714,622)
                                                  ------------     ------------        ------------     ------------

         First Quarter - Fiscal 2006              Telephone       Medical Device       Corporate        Consolidated
         ---------------------------              ---------       --------------       ---------        ------------
  Revenue                                         $    342,453     $       --          $       --       $    342,453

  Cost of revenue                                      213,008             --                  --            213,008
  General and administrative expense                   154,329             --               109,763          264,092
  Depreciation and amortization                         33,231             --                  --             33,231
                                                  ------------     ------------        ------------     ------------
       Loss from operations                            (58,115)            --              (109,763)        (167,878)
                                                  ------------     ------------        ------------     ------------
  Interest income                                           --             --                   323              323
  Interest and finance charges                              --                               (2,417)          (2,417)
  Other expense                                         (1,698)            --                   (50)          (1,748)
                                                  ------------     ------------        ------------     ------------

  Net loss                                        $    (59,813)    $       --          $   (111,907)    $   (171,720)
                                                  ============     ============        ============     ============

     During the first three quarters of fiscal 2006, the Telephone Segment was our only business segment. During the fourth quarter of fiscal 2006, we acquired a development stage medical device company, and accordingly are in two business segments at the end of fiscal 2006 and in fiscal 2007.

NOTE 10 -- GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional

                                       12

losses in fiscal 2007 and prior to achieving breakeven. Additionally, as a result of the acquisition of JDA and the associated License Agreement with the University of Maryland, as described in our notes to financial statements included in our Form 10-KSB filing for the year ended August 31, 2006, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement, which are also described below. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. We anticipate that we will need approximately $16,500,000 in funding to complete the development of our Oncosphere product to commercialization.

     We agreed, in our Merger Agreement with JDA, to provide $4,000,000 to fund the operations of Oncologix through the Development Phases, which are described in more detail in our Form 10-KSB for the year ended August 31, 2006. This amount has been or is to be advanced in installments as follows:

   o  $350,000 was advanced prior to the Merger, in March 2006
   o  $400,000 was advanced upon the Closing of the Merger.
   o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and
   o  $2,000,000 to be advanced at the end of January 2007.

     The $350,000 and $400,000 advances as well as the monthly payments for August, September and October (a total of $1,500,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we have delayed $50,000 of the November payment and the December payment until January 2007. We anticipate delaying the January 2007 payment until February 2007.

     Our agreement to effect this financing was incorporated into the Master License Agreement with the University of Maryland as a condition to the University's consent to JDA's assignment of the License to us. Because the other parties to the Agreement of Merger and Plan of Reorganization by and among BestNet Communications Corp., Oncologix Corporation, JDA Medical Technologies, Inc. and the Principal Shareholders and the Executive Shareholders (for a Limited Purpose) of JDA Medical Technologies, Inc. (the "Merger Agreement") agreed to the delay in payment, we do not believe that we are in default under the Merger Agreement. However, it is possible that the University may consider the delay of funding to be a breach of the terms of the Master License
Agreement, as amended. If so, and if the University should notify us that it considers the delay to be such a breach, we would have a period of ninety days in which to cure the breach. As of the date of this Report, no such notice has been received by us. If we are unable to obtain the financing required by the Merger Agreement we could potentially lose the University of Maryland License Agreement, which would have a material adverse effect on the Company.


     We are presently seeking to raise $2,300,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share.

     If we succeed in raising $2,300,000, we plan to continue to seek an additional $2,700,000 in investor financing. Such a continued offering may be made under different terms; may consist of other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be at a different rate.

     We believe that if we are successful in raising a total of $5,000,000, the proceeds will be sufficient to meet operating expenses, including those of Oncologix, for a period of twelve months. The increase in the number of authorized shares described in Note 1 would allow us more opportunities to raise additional funding through debt or equity financings. The Company requires and continues to pursue additional capital for payment of current obligations, and to meet the requirements of the University of Maryland License Agreement, discussed above.

     If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 11 -- RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

     In  September  2006,  the  Financial   Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 158, ("SFAS No. 158") "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" which improved financial reporting by requiring an employer to recognize the overfunded of underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial condition or results of operation.

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

     On December 4, 2006, the Company's Board of Directors has made a decision to change the Company's business name from BestNet Communications Corp. to Oncologix Tech., Inc. The authority for this name change was approved by a vote of a majority of the Company's shareholders of record on October 24, 2006. The name change will become effective no earlier than 20 business days from December 22, 2006, the date when the company mailed its Definitive Information Statement Form 14C.

     This report should be read in conjunction with our Annual report on Form 10-KSB for the fiscal year ended August 31, 2006.

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

     We never achieved a positive cash flow or profitability in the telephone business because we were not able to generate a volume of business sufficient to cover our overhead costs. During the fiscal year ended August 31, 2006 ("fiscal 2006"), we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to achieve positive cash flow from operations, but failed to do so. We were able to remain in existence only because of our ability to obtain funding, as our cash flow is insufficient to cover our operating expenses or to acquire additional equipment or other required assets. We do not intend to apply any new funds to the telephone business and during December 2006 determined to dispose of it by a sale of assets.

     We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation ("Oncologix").

     JDA was organized as a Maryland corporation in 2003 by Andrew S. Kennedy, MD, David Van Echo, MD, and Mr. Jeff Franco for the commercial exploitation of an innovative technology for treating soft tissue cancers. Dr. Kennedy, Dr. Van Echo, and others, invented that technology while associated with the University of Maryland, Baltimore ("the University"), which paid for the research and development effort and which owns the technology. The principal asset acquired from JDA is the Master License Agreement covering that technology, granted to JDA by the University in September 2003. The University has applied for patents on the licensed technology which are still pending. No patents have yet been issued and there is no assurance that any patents will be issued. If the applications are denied, we will have no legal protection for the intellectual property embodied in the technology and it will become available to others. From the time JDA entered into the Master License Agreement until it was acquired by us, the activities of JDA were primarily limited to research and development activities and to seek sources of financing. Refer to our Form 10-KSB for the year ended August 31, 2006 for further information relative to our acquisition of JDA and the license agreement with the University.

CRITICAL ACCOUNTING POLICIES

     "Management's Discussion and Analysis or Plan of Operation" ("MD&A") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances for accounts receivable, research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most
"critical accounting policies" in MD&A. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets and reserves related to accounts receivable, deferred income taxes, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

GENERAL DISCUSSION

Telephone Business

     As previously reported in our Current Report on Form 8-K, filed on January 12, 2007, we have entered into an agreement to sell most of the assets of our telephone business and will exit the telephone business industry effective February 1, 2007.

     In the operation of our telephone business April 2000 through January 2007, we applied Internet technology to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers at prices lower than those generally available from conventional telephone companies. The Internet technology we use is patented by Softalk and is available to us through the Softalk License to use in specific applications. The Softalk patent on the technology will expire in 2021.

     Our business concept was to apply that technology to connect telephone users through telephone lines operated by "wholesalers". Our gross margins were generated because the price we charged to our customers was more than our cost to access the telephone lines. We have yet to achieve positive cash flow from our telephone operations because we have not yet generated enough business to cover our overhead costs. During fiscal 2006, we made changes to management, reduced overhead expenses, initiated product development efforts and adopted a new marketing plan in an effort to increase our volume of business and revenue. That effort failed and during December 2006 we determined to dispose of most of the assets of the telephone business. As a result, we entered into an agreement in January 2007 to sell those assets. See "LIQUIDITY AND CAPITAL RESOURCES" below.

Medical Device Business

     On July 26, 2006, we entered into the medical device business, which is in the development stage. We anticipate a total expenditure of approximately $16,500,000 over the next three year period for the activities we believe will be necessary to enable us to develop and market the Oncosphere product to the public. These expenditures are expected to include approximately $4,000,000 for the development stage, with approximately $12,500,000 to be spent for pre-clinical testing and clinical approval. Since we anticipate no funds from operations, we will attempt to raise all necessary funds from equity investors or lenders. The form and availability of the financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that funding will be available as required, or on terms acceptable to us.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2006, TO THE THREE MONTHS ENDED NOVEMBER 30, 2005.

Revenue

     Consolidated revenue decreased to $222,684 during the three-month period ended November 30, 2006, compared to $342,453, a decrease of 35% or $119,769 from the comparable period in fiscal 2006. The decrease in revenue is due primarily to a decline in usage by our customers through normal attrition as well as a decrease in call costs to remain competitive. Call volume decreased by approximately 17% during the three-month period ended November 30, 2006 from the comparable period in fiscal 2006. Average revenue per minute decreased by approximately 18% during the same comparable period. Current period revenues were primarily derived from customer usage of Bestnetcall service including international long distance, conference calling and ClicktoPhone.

Cost of Revenue

     Consolidated cost of revenue decreased to $134,500 during the three-month period ended November 30, 2006, from $213,008 a decrease of 37% or $78,508 from the comparable period in fiscal 2006. The decrease was primarily related to the decrease in minutes used by customers on our network. In addition, cost of revenue decreased due to a shift of call volumes to less expensive routes, resulting in an improved margin for the three months ended November 30, 2006 versus the same period in the prior year. Cost of revenue primarily includes carrier expenses and charges for connectivity to our carriers.

General and Administrative Expense

     Consolidated general and administrative expenses increased to $430,795 during the three-month period ended November 30, 2006, from $264,092, an increase of 63% or $166,703 from the comparable period in fiscal 2006. Consolidated executive and director compensation increased to $68,267 during the three-month period ended November 30, 2006, from $30,119 during the comparable period in fiscal 2006. This increase was due to increased officer compensation approved by the Company's Board of Directors as well as increased Director compensation due to a higher number of Board members. Consolidated stock-based compensation increased to $70,389 during the three-month period ended November 30, 2006, from nil during the comparable period in fiscal 2006. This increase is primarily due to our implementation of SFAS 123(R) during the first quarter of fiscal 2007. Consolidated travel and entertainment increased to $21,533 during the three-month period ended November 30, 2006, from $1,163 during the comparable period in fiscal 2006. This increase was due primarily to travel associated with the Medical Device Segment, which the Company did not have in the first quarter of fiscal 2006. Consolidated legal and accounting expense increased to $116,711 during the three-month period ended November 30, 2006, from $65,388 during the comparable period in fiscal 2006 due primarily to additional legal and accounting services associated with the Company's new subsidiary, Oncologix. Consolidated payroll and related expenses decreased to $22,852 during the three-month period ended November 30, 2006, from $38,300 during the comparable period in fiscal 2006 as a result of a reduction in staff.

Research and Development Expense

     Consolidated research and development expense was approximately $306,342 for the three-month period ended November 30, 2006, and nil during the comparable period during fiscal 2006. Research and development expense relates to our Medical Device Segment, which was acquired during July 2006 and is in the development stage.

Depreciation and Amortization

     Consolidated depreciation and amortization decreased to $14,874 during the three-month period ended November 30, 2006, from $33,231, a decrease of 60%, or $18,357 from the comparable period in fiscal 2006. The decrease in depreciation and amortization from fiscal 2006 to fiscal 2007 was the result of assets becoming fully depreciated during fiscal 2006.

Interest Income

     Consolidated interest income increased to $1,021 during the three-month period ended November 30, 2006, from $323, an increase of 216%, or $698 from the comparable period in fiscal 2006. The increase is the result of increased interest bearing money market cash balances.

Interest and Finance Charges

     Consolidated interest and finance charges increased to $52,529 for the three-month period ended November 30, 2006, from $2,417, an increase in excess of 100% or $50,112 for the comparable period in fiscal 2006. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.

  A summary of interest and finance charges is as follows:

                                                         Three Months Ended
                                                            November 30,
                                                            ------------
                                                          2006       2005
                                                          ----       ----

  Interest expense on non-convertible notes             $  3,346   $    347
  Interest expense on convertible notes payable           33,384      2,006
  Amortization of discounts relative to beneficial
     conversion features                                  10,121       --
  Interest expense on capital lease                         --           64
  Other interest and finance charges                       5,678       --
                                                        --------   --------
     Total                                              $ 52,529   $  2,417
                                                        ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our financial statements for the year ended August 31, 2006, as filed on Form 10-KSB, reflecting uncertainty as to our ability to continue in business as a going concern.

     On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device. We estimate that we will need approximately $16,500,000 to develop and take our medical device to commercialization.

     At November 30, 2006, we had cash and cash equivalents of $556,116. The Company does not generate income sufficient to offset the costs of its operations. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

     The cash proceeds from the sale of our telephone business assets are expected to be $60,000. In addition, we expect to obtain cash in the amount of approximately $70,000 through the return of various cash deposits we have made with various vendors to our telephone business, as well as receivable collected for revenue generated up to the sale of the telephone business. As part of this transaction, we will be obligated to settle vendor payables and deferred revenue. The transaction costs for this sale are expected to be minimal. The cash is expected to be applied to our general corporate expenses.

     We agreed, in our Merger Agreement with JDA, to provide $4,000,000 to fund the operations of Oncologix through the Development Phases, which are described in more detail in our Form 10-KSB for the year ended August 31, 2006. This amount has been or is to be advanced in installments as follows:

   o  $350,000 was advanced prior to the Merger, in March 2006
   o  $400,000 was advanced upon the Closing of the Merger.
   o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and
   o  $2,000,000 to be advanced at the end of January 2007.

     The $350,000 and $400,000 advances as well as the monthly payments for August, September and October (a total of $1,500,000) were made out of funds borrowed for the purpose by the Company. As agreed with the other parties to the Merger Agreement, we have delayed $50,000 of the November payment and the December payment until January 2007. We anticipate delaying the January 2007 payment until February 2007.

     Our agreement to effect this financing was incorporated into the Master License Agreement with the University of Maryland as a condition to the University's consent to JDA's assignment of the License to us. Because the other parties to the Agreement of Merger and Plan of Reorganization by and among BestNet Communications Corp., Oncologix Corporation, JDA Medical Technologies, Inc. and the Principal Shareholders and the Executive Shareholders (for a Limited Purpose) of JDA Medical Technologies, Inc. (the "Merger Agreement") agreed to the delay in payment, we do not believe that we are in default under the Merger Agreement. However, it is possible that the University may consider the delay of funding to be a breach of the terms of the Master License
Agreement, as amended. If so, and if the University should notify us that it considers the delay to be such a breach, we would have a period of ninety days in which to cure the breach. As of the date of this Report, no such notice has been received by us. If we are unable to obtain the financing required by the Merger Agreement we could potentially lose the University of Maryland License Agreement, which would have a material adverse effect on the Company.

     We are presently seeking to raise $2,300,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share.

     If we succeed in raising $2,300,000, we plan to continue to seek an additional $2,700,000 in investor financing. Such a continued offering may be made under different terms; may consist of other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be at a different rate.

     We believe that if we are successful in raising a total of $5,000,000, the proceeds will be sufficient to meet operating expenses, including those of Oncologix, for a period of twelve months.

     If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of the

Company to continue as a going concern. Neither the financial information, shown above, nor the unaudited condensed consolidated financial statements included herein include any adjustments that may be necessary as a result of this uncertainty.

     Below is a summary listing of our short-term notes payable, short-term convertible notes payable and their relative due dates as of January 9, 2007.

                                                                Convertible/
        Due Date         Principal Amount    Interest Rate    Non-Convertible
        --------         ----------------    -------------    ---------------
January 31, 2007           $   100,000          10%             Convertible
January 31, 2007*              375,000          10%             Convertible
January 31, 2007*              300,000          10%             Non-Convertible
March 15, 2007                 450,000          10%             Convertible
March 23, 2007*                 80,450          10%             Convertible
May 13, 2007                   350,000           8%             Convertible
June 30, 2007                  100,000          10%             Convertible
July 1, 2007                    14,000          10%             Non-Convertible
                           -----------

Total                      $ 1,769,450
                           ===========

* Amounts held by Anthony Silverman, a member of our Board of Directors

INFLATION AND OTHER FACTORS

     The Company's operations are influenced by general economic trends and technology advances in the telecommunications and medical industries.

     Our Telephone Segment's industry is generally subject to federal, state, provincial and local regulation. In the United States, the Federal Communications Commission ("FCC") exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. Internationally and within the United States, we operate under a
Section 214 License issued to us by the FCC. We operate in Canada under a Class "A" Operating License issued to us by the Canadian Radio-television and Telecommunications Commission ("CRTC"). Currently we believe these licenses are sufficient for the services we provide. We continue to monitor changes in regulations and plan to fully comply in areas we operate around the world.

     Our activities in the development, manufacture and sale of cancer therapy products are, and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the Food and Drug Administration ("FDA"). We are also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to test the device by experimentation with human subjects (called an Investigational Device Exemption or "IDE"); the second is obtaining approval to market the device to the public for the treatment of specified diseases (called Premarket Approval or "PMA").

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2006, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

     During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to have a material affect on our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

     Our involvement in legal proceedings is described in our Annual Report on Form 10-KSB filed with the SEC as of August 31, 2006. There have been no changes since this filing.

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

     These  proceeds  have  been  used  to  fund   operations  and  the  funding
requirements of Oncologix as stated above in "LIQUIDITY AND CAPITAL RESOURCES".

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

     31.2           Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.

     32.1           Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

     32.2           Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.


b) Reports on Form 8-K Filed during the Period Covered by This Report are as Follows:


October 25, 2006    BestNet  Communications   Announces  Oncosphere  Development
                    Agreement

January 12, 2007    BestNet Communications Announces Sale of Phone Business
                    Assets

January 18, 2007    BestNet Communications Files Pro Forma Financials Related to
                    Sale of Phone Business Assets

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 19, 2007                     BESTNET COMMUNICATIONS CORP.


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