Form 10QSB
period 2007-02-28
Oncologix Tech Inc.
filed 2007-04-18
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 28, 2007.

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                   to                .
                                        -----------------    ---------------

                         Commission File Number 0-15482

                              ONCOLOGIX TECH, INC.
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

As of April 5, 2007 there were 67,814,249 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]


================================================================================

                               ONCLOGIX TECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of February 28, 2007
and August 31, 2006                                                            2

Unaudited Condensed Consolidated Statements of Operations for the
three and six months ended February 28, 2007 and 2006 and for the period from Inception (Acquisition of JDA on July 26, 2006)
to February 28, 2007                                                           3

Unaudited Condensed Consolidated Statement of Stockholders' Deficit            4

Unaudited Condensed Consolidated Statements of Cash Flows for the
six months ended February 28, 2007 and 2006 and for the period from
Inception (Acquisition of JDA on July 26, 2006) to February 28, 2007           5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

ITEM 2. Management's Discussion and Analysis or Plan of Operation             18

ITEM 3. Controls and Procedures                                               28

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     29

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           29

ITEM 3. Defaults Upon Senior Securities                                       29

ITEM 4. Submission of Matters to a Vote of Security Holders                   29

ITEM 5. Other Information                                                     29

ITEM 6. Exhibits and Reports on Form 8-K                                      30



                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                     ONCOLOGIX TECH INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                Feburary 28,     August 31,
                                                                                    2007            2006
                                                                                ------------    ------------
                                                     ASSETS

Current Assets:
     Cash and cash equivalents ..............................................   $    815,188    $    365,494
     Notes receivable - related parties .....................................           --            16,564
     Prepaid expenses and other current assets ..............................         51,592          10,412
     Current assets of discontinued operations ..............................         42,835          69,545
                                                                                ------------    ------------

         Total current assets ...............................................        909,615         462,015


Property and equipment (net of accumulated depreciation
     of $27,761 and $20,063) ................................................         97,288          26,008
Deposits and other assets ...................................................        126,855           4,613
Investment in joint venture .................................................         10,000          10,000
Long-term assets of discontinued operations .................................         78,325         166,319
                                                                                ------------    ------------

             Total assets ...................................................   $  1,222,083    $    668,955
                                                                                ============    ============


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Convertible notes payable (net of discount of $21,061 and $28,361) .....   $    478,939    $    521,639
     Convertible notes payable - related parties ............................        280,450         280,450
     Notes payable ..........................................................        111,717         100,000
     Notes payable - related parties ........................................        200,000            --
     Obligation to TEDCO ....................................................           --            30,373
     Accounts payable and other accrued expenses ............................         73,300         247,202
     Accrued interest payable ...............................................         92,418          45,419
     Current liabilities of discontinued operations .........................         32,427          45,700
                                                                                ------------    ------------

         Total current liabilities ..........................................      1,269,251       1,270,783


Convertible notes payable (net of discount of $848,693 and $--) .............        446,307            --
                                                                                ------------    ------------

             Total liabilities ..............................................      1,715,558       1,270,783
                                                                                ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         443,162 shares issued and outstanding at February 28, 2007 and
         August 31, 2006 ....................................................            443             443
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         90,134,953 and 90,102,953 shares issued at February 28, 2007 and
         August 31, 2006; 60,291,793 and 60,259,793 shares outstanding at
         February 28, 2007 and August 31, 2006 ..............................         60,292          60,260
     Additional paid-in capital .............................................     43,057,796      41,599,814
     Accumulated deficit ....................................................    (47,555,491)    (42,262,345)


     Common stock subscribed, underlying common shares of 10,391,439 ........      3,943,485            --
                                                                                ------------    ------------

             Total stockholders' deficit ....................................       (493,475)       (601,828)
                                                                                ------------    ------------

             Total liabilities and stockholders' deficit ....................   $  1,222,083    $    668,955
                                                                                ============    ============


                    See accompanying notes to condensed consolidated financial statements.

                                                   ONCOLOGIX TECH, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                AND FOR THE PERIOD FROM INCEPTION (ACQUISTION OF JDA ON JULY 26, 2006) TO FEBRUARY 28,2007



                                                                                                           Period From
                                                                                                           Inception
                                                 Three Months Ended              Six Months Ended         (Acquisition
                                                   February 28,                    February 28,            of JDA) to
                                           ----------------------------    ----------------------------    February 28,
                                               2007            2006            2007            2006            2007
                                           ------------    ------------    ------------    ------------    ------------
Operating expenses:
  General and administrative ...........   $    292,093    $     85,542    $    605,168    $    195,434    $    817,591
  Research and development .............      3,682,881            --         3,989,223            --         9,294,369
  Depreciation and amortization ........          4,412            --             7,699            --             7,942
                                           ------------    ------------    ------------    ------------    ------------
  Total operating expenses .............      3,979,386          85,542       4,602,090         195,434      10,119,902
                                           ------------    ------------    ------------    ------------    ------------
  Loss from operations .................     (3,979,386)        (85,542)     (4,602,090)       (195,434)    (10,119,902)
                                           ------------    ------------    ------------    ------------    ------------
Other income (expense):
  Interest income ......................          3,107             345           4,128             667           4,213
  Interest and finance charges .........       (549,399)         (2,813)       (601,927)         (5,229)       (616,938)
  Other income (expense) ...............           --              (100)           --              (150)           --
                                           ------------    ------------    ------------    ------------    ------------
  Total other income (expense) .........       (546,292)         (2,568)       (597,799)         (4,712)       (612,725)
                                           ------------    ------------    ------------    ------------    ------------
  Net loss from continuing operations ..     (4,525,678)        (88,110)     (5,199,889)       (200,146)    (10,732,627)
                                           ------------    ------------    ------------    ------------    ------------

Discontinued operations:
  Operating loss from discontinued
  operations ...........................        (52,767)        (50,798)        (93,178)       (110,481)       (172,361)
  Loss on disposal of discontinued
  operations ...........................            (79)           --               (79)           --               (79)
                                           ------------    ------------    ------------    ------------    ------------
  Net loss from discontinued operations         (52,846)        (50,798)        (93,257)       (110,481)       (172,440)
                                           ------------    ------------    ------------    ------------    ------------

Net loss ...............................   $ (4,578,524)   $   (138,908)   $ (5,293,146)   $   (310,627)   $(10,905,067)
                                           ============    ============    ============    ============    ============

Loss per comon share, basic and diluted:
     Continuing operations .............   $      (0.07)   $      (0.00)   $      (0.09)   $      (0.01)   $      (0.18)
     Discontinued operations ...........          (0.00)          (0.00)          (0.00)          (0.00)          (0.00)
                                           ------------    ------------    ------------    ------------    ------------
                                           $      (0.07)   $      (0.00)   $      (0.09)   $      (0.01)   $      (0.18)
                                           ============    ============    ============    ============    ============
Weighted average number of shares
  outstanding  basic and diluted .......     63,675,430      46,050,665      61,959,093      45,824,183      61,676,905
                                           ============    ============    ============    ============    ============


                         See accompanying notes to condensed consolidated financial statements.

                                    ONCOLOGIX TECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                    Series A Preferred Stock          Common Stock
                                  ---------------------------   ---------------------------
                                     Shares         Amount         Shares         Amount
                                  ------------   ------------   ------------   ------------
Balance, July 26, 2006 ........        443,162   $        443     47,097,953   $     47,099

Common stock issued in
   acquisiton of JDA ..........           --             --       13,156,840         13,156
Stock options exercised .......           --             --            5,000              5
Stock based compensation ......           --             --             --             --
Net loss ......................           --             --             --             --
                                  ------------   ------------   ------------   ------------
Balance, August 31, 2006 ......        443,162            443     60,259,793         60,260

Stock options exercised .......           --             --           32,000             32
Stock based compensation ......           --             --             --             --
Release of escrow shares  JDA .           --             --             --             --
Conversion of notes payable ...           --             --             --             --
Beneficial conversion feature -
   convertible notes payable ..           --             --             --             --
Net loss ......................           --             --             --             --
                                  ------------   ------------   ------------   ------------
Balance, February 28, 2007 ....        443,162   $        443     60,291,793   $     60,292
                                  ============   ============   ============   ============

                                    ONCOLOGIX TECH, INC.
                                (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                         (Continued)



                                   Additional                       Common
                                    Paid-in      Accumulated        Stock
                                    Capital        Deficit        Subscribed       Total
                                  ------------   ------------    ------------   ------------
Balance, July 26, 2006 ........   $ 36,992,226   $(36,650,424)   $       --     $    389,344

Common stock issued in
   acquisiton of JDA ..........      4,591,737           --              --        4,604,893
Stock options exercised .......            820           --              --              825
Stock based compensation ......         15,031           --              --           15,031
Net loss ......................           --       (5,611,921)           --       (5,611,921)
                                  ------------   ------------    ------------   ------------
Balance, August 31, 2006 ......     41,599,814    (42,262,345)           --         (601,828)

Stock options exercised .......          5,793           --              --            5,825
Stock based compensation ......        117,669           --              --          117,669
Release of escrow shares  JDA .           --             --         3,357,355      3,357,355
Conversion of notes payable ...           --             --           586,130        586,130
Beneficial conversion feature -
   convertible notes payable ..      1,334,520           --              --        1,334,520
Net loss ......................           --       (5,293,146)           --       (5,293,146)
                                  ------------   ------------    ------------   ------------
Balance, February 28, 2007 ....   $ 43,057,796   $(47,555,491)   $  3,943,485   $   (493,475)
                                  ============   ============    ============   ============


           See accompanying notes to condensed consolidated financial statements.

                                          4(Con't)




                                              ONCOLOGIX TECH, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006 AND
                 FOR THE PERIOD FROM INCEPTION (ACQUISITION OF JDA ON JULY 26, 2006) TO FEBRUARY 28, 2007



                                                                                                   Period From
                                                                                                    Inception
                                                                                                  (Acquisition
                                                                   Six Months Ended February 28,    of JDA) to
                                                                   ----------------------------    February 28,
                                                                       2007            2006            2007
                                                                   ------------    ------------    ------------
Operating activities:
    Net loss ...................................................   $ (5,293,146)   $   (310,627)   $(10,905,067)
        Net loss from discontinued operations ..................         93,257         110,481         172,440
                                                                   ------------    ------------    ------------
        Net loss from continuing operations ....................     (5,199,889)       (200,146)    (10,732,627)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ..........................          7,699            --             7,942
        Stock based compensation expense .......................        117,669          12,796         132,700
        Acquired inprocess research and development
         expense ...............................................      3,357,355            --         8,623,500
        Amortization of discount on notes payable ..............        493,128            --           496,575
        Changes in operating assets and liabilities:
            Prepaid expenses and other current assets ..........        (41,180)         12,259         119,291
            Deposits and other assets ..........................       (122,242)           --          (126,855)
            Accounts payable and accrued expenses ..............       (173,902)         22,930        (187,912)
            Accrued interest payable ...........................         58,129            --            42,723
                                                                   ------------    ------------    ------------
    Net operating cash flows  continuing operations ............     (1,503,233)       (152,161)     (1,624,663)

    Net operating cash flows  discontinued operations ..........        (52,091)        (75,509)        (87,229)
                                                                   ------------    ------------    ------------
    Net cash used in operating activities ......................     (1,555,324)       (227,670)     (1,711,892)
                                                                   ------------    ------------    ------------
Investing activities:
    Collection of notes receivable  related parties ............         16,564            --            16,564
    Purchase of property and equipment .........................        (78,714)           --           (98,065)
    Acquisition of JDA, net of cash acquired ...................           --              --          (290,730)
                                                                   ------------    ------------    ------------
    Net investing cash flows  continuing operations ............        (62,150)           --          (372,231)

    Net investing cash flows  discontinued operations ..........         60,000          (7,054)         60,000
                                                                   ------------    ------------    ------------
    Net cash used in investing activities ......................         (2,150)         (7,054)       (312,231)
                                                                   ------------    ------------    ------------
Financing activities:
     Proceeds from exercise of stock options ...................          5,825         206,187           6,650
     Proceeds from issuance of convertible notes payable .......      1,645,000            --         1,845,000
     Proceeds from issuance of convertible notes
        payable  related party .................................        175,000            --           375,000
     Proceeds from issuance of notes payable - related party ...        500,000            --           850,000
     Proceeds from issuance of notes payable ...................         20,755            --            20,755
     Repayment of notes payable ................................        (39,412)        (19,782)        (89,412)
     Repayment of notes payable - related party ................       (300,000)           --          (300,000)
     Principal payments on capital lease obligations ...........           --            (2,721)           --
                                                                   ------------    ------------    ------------
Net cash provided by financing activities  continuing operations      2,007,168         183,684       2,707,993
                                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........        449,694         (51,040)        683,870

Cash and cash equivalents, beginning of period .................        365,494          86,651         131,318
                                                                   ------------    ------------    ------------
Cash and cash equivalents, end of period .......................   $    815,188    $     35,611    $    815,188
                                                                   ============    ============    ============


                     See accompanying notes to condensed consolidated financial statements.

                              ONCOLOGIX TECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Oncologix Tech Inc., a Nevada corporation, formerly BestNet Communications Corp., include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company", "Oncologix", "we", "us" or "our"). On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Our principal activities are primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. Because of the disposition of our Telephone Business, we are now characterized as a development stage company and accordingly, the accompanying unaudited condensed consolidated financial statements provide financial information from the date we acquired JDA. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation.

         On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech. Inc. In addition, we increased our authorized shares of common stock to 200,000,000 from 100,000,000 and increased the number of shares of common stock allocated to the 2000 Incentive Stock Plan to 7,500,000 from 5,000,000.

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the carrying value of long-lived assets, deferred income tax reserves, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions..

         Operating results for the three and six month periods ended February 28, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to conform fiscal 2006 information to the presentation of fiscal 2007 information, including the presentation of the Telephone Business, which was disposed of during February 2007, as discontinued operations for all periods presented. The Telephone Business was a separate segment for reporting purposes during fiscal 2006. The reclassifications have no effect on net income or loss.

         Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three months ending February 28, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:



                                                             Three Months Ended                  Six Months Ended
                                                                 February 28,                      February 28,
                                                          --------------------------        --------------------------
                                                             2007             2006             2007             2006
                                                          ---------        ---------        ---------        ---------
                                                          Underlying       Underlying       Underlying      Underlying
Description                                              Common Shares    Common Shares    Common Shares   Common Shares
-----------                                               ---------        ---------        ---------        ---------
Convertible preferred stock ...........................     886,324          886,324          886,324          886,324
Convertible notes payable .............................   6,753,750          670,417        6,753,750          670,417
Options ...............................................     489,554          125,327          294,892          108,260
Warrants ..............................................      59,773             --             23,784             --
                                                          ---------        ---------        ---------        ---------
Total potentially dilutive securities .................   8,189,401        1,682,068        7,958,750        1,665,001
                                                          =========        =========        =========        =========


NOTE 2 - DISCONTINUED OPERATIONS

         Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone
Business and entered into discussions with a prospective purchaser. During
January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. Revenue from discontinued operations was $128,883 and $313,638 for the three months ended February 28, 2007 and 2006, respectively and $351,568 and $656,092 for the six months ended February 28, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was $52,846 and $50,798 for the three months ended
February 28, 2007 and 2006, respectively and $93,257 and $110,481 for the six months ended February 28, 2007 and 2006, respectively. Previously, our Telephone
Business was reported as a separate business segment. Net assets related to discontinued operations are as follows:


                                                              Feburary 28,    August 31,
                                                                 2007            2006
                                                               --------        --------
Current assets of discontinued operations:
     Accounts receivable ...................................   $ 39,790        $ 55,381
     Prepaid expenses and other current assets .............      3,045          14,164
                                                               --------        --------

         Total current assets of discontinued operations ...     42,835          69,545
                                                               --------        --------

Long-term assets of discontinued operations:
     Property and equipment ................................       --            88,606
     Deposits and other assets .............................     78,325          77,713
                                                               --------        --------

         Total long-term assets of discontinued operations .     78,325          66,319
                                                               --------        --------

Total assets of discontinued operations ....................   $121,160        $235,864
                                                               ========        ========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses ...........   $ 32,427        $ 36,169
     Deferred revenue ......................................       --             9,531
                                                               --------        --------

Total liabilities of discontinued operations ...............   $ 32,427        $ 45,700
                                                               ========        ========

Net assets of discontinued operations ......................   $ 88,733        $190,164
                                                               ========        ========

NOTE 3 -- STOCKHOLDERS EQUITY

UNITS:
         On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible
Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).
The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's
Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February
2005. As of February 28, 2007 and August 31, 2006, there were 443,162 Units outstanding that had not been separated. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock and 1,329,486 shares of common stock.

SUBSCRIBED COMMON STOCK:

         As of February 28, 2007, we have 10,391,439 shares of subscribed stock that consist of the following:


                                                                                      Shares       Amount
                                                                                    ----------   ----------
Shares issuable from escrow for the completion of the Development Phase
     in relation to the development of our medical device .......................    7,460,790   $3,357,355
Shares issuable for conversion of convertible notes payable .....................    2,930,649      586,130
                                                                                    ----------   ----------

Total subscribed stock ..........................................................   10,391,439   $3,943,485
                                                                                    ==========   ==========

         Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These shares were not included in the calculation of the purchase price of JDA and will be recognized at the time the applicable contingency is resolved and the shares are released from escrow, if ever.
The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase";
(ii) 9,325,988 shares upon the completion of the "Pre-Clinical Testing Phase" as defined in the Merger Agreement; and (iii) 13,056,383 shares upon the completion of the "Clinical Approval Phase", as these terms are defined in the Merger
Agreement between the Company and JDA.

         During the second quarter of 2006, our subsidiary's Chief Medical, Chief Executive and Chief Operating officers certified to our Board of Directors that the Development Phase had been completed. Accordingly, we have shown these shares as subscribed stock as of February 28, 2007 as the shares had not yet actually been released from escrow at that time, but had been earned.

WARRANTS:

         Details relative to the 3,539,077 outstanding warrants at February 28, 2007 and August 31, 2006 are as follows:

                          Date of                           Number         Exercise          Expiration
                    Grant or Expiration                   of Shares          Price              Date
         -------------------------------------------   -----------------  ------------  ----------------------
         First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007
         Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008
         Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007
         Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007
         Third quarter of fiscal 2004                            40,000          0.27          April 15, 2014
         Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009
         Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008
                                                       -----------------

         Outstanding, August 31, 2006                         1,480,751

         Second quarter of fiscal 2007                         (100,000)         0.32         January 8, 2007
         Second quarter of fiscal 2007                        2,158,326          0.50        December 4, 2008
                                                       -----------------

         Outstanding, February 28, 2007                       3,539,077
                                                       =================


STOCK OPTIONS:

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

         As a result of adopting SFAS 123(R) on September 1, 2006, our net loss for the three and six month periods ended February 28, 2007, is approximately
$47,280 and 85,164 higher than if we had continued to account for share-based compensation under APB 25, respectively. The adoption of this standard had no impact on our provision for income taxes because of the valuation allowance for our deferred tax assets due to our history or recurring net losses.

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

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three and six month periods ended February 28, 2006 (unaudited):

                                                                          Three Months Ended       Six Months Ended
                                                                          February 28, 2006        February 28, 2006
                                                                          ------------------       -----------------
            Net loss available to common shareholders, as reported            $(138,908)               $(310,627)

            Less:  Compensation  expense for equity awards  determined
            by the fair value based method                                       (2,003)                  (5,559)
                                                                              ---------                ---------

            Pro forma net loss available to common shareholders               $(140,411)               $(316,186)
                                                                              =========                =========

            Loss per share, as reported                                       $    (.00)               $    (.01)
                                                                              =========                =========
            Pro forma loss per share available to common shareholders
                                                                              $    (.00)               $    (.01)

         The above pro forma disclosures are provided for fiscal 2006 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and six month periods ended February 28, 2007 as share-based payments to employees have been accounted for under SFAS 123(R)'s fair-value method for such periods.

         During the three and six month periods ended February 28, 2007 and 2006, we granted 150,000 and 230,000 options from the stock incentive plans described above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and
(iv) expected volatility.

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

         During the three and six month periods ended February 28, 2007, 20,000 and 32,000 employee options were exercised, respectively, zero and 250,000 options were forfeited, respectively and 33,334 options expired. During the three and six month periods ended February 28, 2006, no employee options were exercised, forfeited or expired. As of February 28, 2007, $47,589 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.38 years.
Additional information relative to our employee options outstanding at February
28, 2007 is summarized as follows (unaudited):


                                                                   Options        Options
                                                                 Outstanding    Exercisable
                                                                 -----------    -----------
        Number of options                                          4,491,860      3,533,526
        Aggregate intrinsic value of options                     $   244,946    $   200,062
        Weighted average remaining contractual term (years)             4.85           4.36
        Weighted average exercise price                          $     0.689    $     0.770

         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February
28, 2007.

NOTE 4 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of February 28, 2007 and August 31, 2006 (unaudited):

                                                                                   February 28,    August 31,
                                                                                      2007           2006
                                                                                   -----------    -----------
8.0% convertible note due May 2007, net of a discount of
     $8,231and $28,361 as of February 28, 2007 and August 31, 2006 .............   $   341,769    $   321,639

10.0% convertible notes due September 2007, net of a discount of
     $12,830 as of February 28, 2007 ...........................................       137,170           --

6.0% convertible notes due December 2008, net of a discount of
     $848,693 as of February 28, 2007 ..........................................       446,307           --

10.0% convertible notes due September 2007, exchanged for 6.0%
     convertible notes due December 2008 and December 2007 .....................          --          200,000
                                                                                   -----------    -----------
Total convertible notes payable ................................................       925,246        521,639

Less:  Current portion .........................................................      (478,939)      (321,639)
                                                                                   -----------    -----------
Longterm portion ...............................................................   $   446,307    $   200,000
                                                                                   ===========    ===========

         On March 13, 2006, we issued a Convertible Subordinated Promissory Note to an accredited investor in the principal amount of $350,000. The note is payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into the our common stock at a conversion price of $1.00 per common share. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of its common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. During the first six months of fiscal 2007, we expensed $20,130 as interest and finance charges, as a result of amortization of the note discount.

         On July 7, 2006, we issued to two accredited investors, Convertible
Promissory Notes in the principal amounts of $145,000 and $55,000. The notes were originally payable at the end of 90 days following the date of issue, accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.30 per common share. On October 4, 2006, the maturity date of these notes were extended until December 4, 2006, at which time they were converted into Units, each Unit consisting of a 2 year, 6% note convertible into our common stock at a per share price of $0.30 together with a warrant for the purchase of a number of common shares equaling one half the number of shares into which each Convertible Promissory Note is convertible.

         On September 30, 2006, we entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $100,000. The note is payable on January 31, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into our common stock at a conversion price of $0.20 per common share. On January 22, 2007, the Company recognized a beneficial conversion feature in the amount of $28,571. This discount was fully amortized during the six months ended February 28, 2007. On
January 31, 2007, we received a request to convert $100,000 in principal and $3,370 in accrued interest into 516,849 shares of common stock. These shares are included in subscribed stock in the accompanying financial statements as of February 28, 2007 pending the issuance of these shares.

         During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $194,000 relative to these notes. During the second quarter of fiscal 2007, holders of notes in the aggregate principal of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock. These shares are included in subscribed stock in the accompanying financial statements as of February 28, 2007 pending the issuance of these shares. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 elected to extend their notes until September 15, 2007.

         On November 2, 2006, we entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $200,000. This note is payable on March 15, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $150,000 with respect to this note. On January 31, 2007, the accredited investor elected to convert $200,000 in principal and $4,986 in accrued interest into 1,024,931 shares of common stock These shares are included in subscribed stock in the accompanying financial statements as of February 28, 2007 pending the issuance of these shares.

         During December 2006, in a Private Placement, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008 and bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Prommissory Notes were issued in a private offering of Units, each Unit consisting of a Convertible Promissary Note and a warrant for the purchase of a number of common shares equaling one half the number of common additional shares into which each Convertible Promissory Note is convertible into. These warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first six months of fiscal 2007, $35,805 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During January 2007, in a Private Placement, we issued fourteen Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first six months of fiscal 2007, $20,805 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, in a Private Placement, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first six months of fiscal 2007, $6,896 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

         On March 23, 2005, we issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly. The term of this note has been extended to July 31, 2007. As of November 30, 2006 and August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of our common stock. On July 7, 2006, we issued another note to Mr. Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until July 31, 2007.

         On September 30, 2006, we issued additional convertible promissory notes to Mr. Silverman for financing in the aggregate principal amount of $175,000. The notes are payable on January 31, 2007 and accrue interest at the rate of 10% per annum and are convertible into our common stock at a conversion price of $0.20 per common share. The Company recognized a beneficial conversion features related to these notes in the amount of $50,000 which was expenses in the first six months of fiscal 2007. On January 31, 2007, these notes were assigned by Mr. Silverman to two accredited investors and were converted into 875,000 common shares. These shares are included in subscribed stock in the accompanying financial statements as of February 28, 2007 pending the issuance of these shares.

NOTES PAYABLE:

         On October 1, 2006, we entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.25% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006. As of February 28, 2007 and August 31, 2006, the principal on this note is $11,717 and $--, respectively.

         As a condition to the acquisition of JDA, the Company assumed a note payable to the State of Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000. At the time of assumption, the unpaid principal and interest on this note was $126,055. The note bears interest at a rate of 10% and is payable in full on June 30, 2007.

RELATED PARTY NOTES PAYABLE:

         On September 7, 2006, we entered into a 60-day promissory note with Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% and was due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. The note principal of $200,000 plus accrued interest of $5,425 was paid in full on December 15, 2006.

         On September 7, 2006, we entered into a 60-day promissory note with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $50,000. This note accrued interest at a rate of 10% and was due in full, including accrued interest on November 6, 2006. On November 6, 2006, Mr. Silverman agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. This note was further extended until January 31, 2007. This note principal of $50,000 plus accrued interest of $2,000 was paid in full on January 31, 2007.

         On December 15, 2006, we entered into a 16-day promissory note with Mr. Silverman,for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and was further extended until July 31, 2007 by Mr. Silverman.

         On December 29, 2006, we entered into a one-month promissory note with Mr. Silverman for bridge financing in the amount of $50,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest on January 31, 2007. This note principal of $50,000 plus accrued interest of $452 was paid in full on January 31, 2007.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

RESEARCH AND DEVELOPMENT AGREEMENTS:

         On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere our proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities, radiation handling licenses, and personnel with experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase having been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. This meeting will occur prior to the termination of the initial contract period. We expect to continue it relationship with IUT, at a minimum, through the Clinical Approval Phase with assistance in providing adequate supplies of radiolabeled Oncospheres to support pre-clinical testing and human clinical studies. IUT has the necessary facilities, expertise and regulatory licensing to support this supply requirement.

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

         During October 2006, the Company signed consulting agreements with two German consultants to provide their expertise with respect to chemistry and radiation to assist us in completing the development feasibility phase of the Oncosphere program. Both of these consultants are located in Germany. These contracts cover the period through February 2007 and have a contract price of seventy-thousand Euros and fifty-thousand Euros (or approximately $91,000 and $65,000), respectively.

SOFTALK:

         On or about November 22, 2004, we were notified that Softalk had renewed its demand to arbitrate the issues and terminate the Softalk License, but we believe, based on the advice of counsel, that the matter is now dormant. If the matter becomes active, we intend to contest Softalk's claims vigorously and to assert counterclaims against Softalk for, among other things, breaching its agreement not to compete with us for commercial customers through the use of the technology that is subject to the Softalk License. The outcome of any litigation cannot be predicted with any certainty and we are unable as of the date of this filing to estimate the costs of arbitration proceedings, if any. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2006, included in our Form 10-KSB for such fiscal year. See Note 8 - Subsequent Events - regarding settlement discussions with Softalk.

NOTE 6 - LICENSE AGREEMENT

         The business of Oncologix is made possible by the Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, and the University. The following description of the License is incomplete and is qualified in every respect by the full text thereof, as amended, which is filed as an Exhibit to our Form 10-KSB for the year ended August 31, 2006.

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

         (E) Make the following lump sum payments (in addition to payments already made): $25,000 upon the commencement of a Clinical Trial of a licensed product in any country other than the U.S. or filing an application with the FDA for an IDE, $50,000 upon receipt of an approval by the FDA of a Pre-Market Approval Application; $100,000 upon any future change in control of Oncologix, and $200,000 at the end of the first calendar year in which Net Sales of Oncospheres exceeds $5,000,000. Royalties are to be paid on a country-by-country basis.

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

         NOTE 7 -- GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2007 and prior to achieving breakeven operations. Additionally, as a result of the acquisition of JDA and the associated License Agreement with the University of Maryland, as described in our notes to financial statements included in our Form 10-KSB filing for the year ended August 31, 2006, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement, which are also described below. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. We anticipate that we will need approximately $22,000,000 in funding to complete the development of our Oncosphere product to commercialization.

         We agreed, in our Merger Agreement with JDA, to provide $4,000,000 to fund the operations of Oncologix through the Clinical Approval Phase, which is described in more detail in our Form 10-KSB for the year ended August 31, 2006. This amount was to be advanced in installments as follows:

     o    $350,000 was advanced prior to the Merger, in March 2006
     o    $400,000 was advanced upon the Closing of the Merger.
     o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and
     o    $2,000,000 to be advanced at the end of January 2007.

         The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we have delayed the final advance of $2,000,000 with such funding to be made in increments as needed in fiscal 2007. We now estimate expenditures of approximately $5,000,000 through the Clinical Approval Phase, the increase of which includes a human feasibility clinical study. This feasibility study is expected to provide data on human patients one year earlier than data available form the pivotal clinical trial.

         Our agreement to effect this financing was incorporated into the Master License Agreement with the University of Maryland as a condition to the University's consent to JDA's assignment of the License to us. Because the other parties to the Agreement of Merger and Plan of Reorganization by and among BestNet Communications Corp., Oncologix Corporation, JDA Medical Technologies, Inc. and the Principal Shareholders and the Executive Shareholders (for a Limited Purpose) of JDA Medical Technologies, Inc. (the "Merger Agreement") agreed to the delay in funding and we do not believe that we are in default under the Merger Agreement. However, it is possible that the University may consider the delay of funding to be a breach of the terms of the Master License Agreement, as amended. If so, and if the University should notify us that it considers the delay to be such a breach, we would have a period of ninety days in which to cure the breach. As of the date of this Report, no such notice has been received by us. If we are unable to obtain the financing required by the Merger Agreement we could potentially lose the University of Maryland License Agreement, which would have a material adverse effect on the Company.

         As of the date of this report, we have raised $1,295,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share. We are presently seeking to raise an additional $1,000,000 through an offering to accredited investors of nine-month, 8% promissory notes convertible into common stock at a price of $0.25 per share. We then plan to seek additional funds, to an aggregate total of $5,000,000, under terms that have not yet been determined and will depend on market conditions at the time. Such additional financing may employ other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be at a different rate.

         We believe that if we are successful in raising a total of $5,000,000, the proceeds will be sufficient to meet operating expenses, of Oxcologic Corp. for a period of twelve months. An additional $600,000 is required to find the corporate ovrehead for the same twelve month period. The Company requires and continues to pursue additional capital for payment of current obligations, and to meet the requirements of the University of Maryland License Agreement, discussed above.

         If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 8  -- SUBSEQUENT EVENTS

NOTES PAYABLE - RELATED PARTY

         On April 13, 2007, the Company issued a 45-day promissory note to Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in the amount of $400,000. This note bears interest at a rate of 8% and is due in full, including accrued interest on May 28, 2007.

         In April 2007, the Company's Board of Directors also approved a private placement wherein the Company will attempt to raise $1,000,000 through the issuance of one year 8% promissory notes convertible into common stock at a price of $0.25 per share.

RESEARCH AND DEVELOPMENT AGREEMENTS

         New contracts with two consultants located in Germany have been developed to cover the radiation technical support needed to complete pre-clinical development activities through the Clinical Approval Phase. The new contracts begin in March, 2007 and will be for a period of 12 months ending in February, 2008. The new base contract price for the two German consultants for this 12 month period are 144,000 Euros and 100,000 Euros, respectively, and will cover a minimum of two full-time equivalent technical resources for the period of the contracts. These consultants will work in conjunction with IUT to provide adequate supplies of radiolabeled microspheres to support pre-clinical testing and human clinical studies.

         In March, 2008, the Company signed a research agreement with the Intitut de Cardiologie de Montreal (also known as the Montreal Heart Institute, or MHI) to conduct an acute animal study using non-radioactive Oncospheres. The cost of the initial animal study was estimated to be approximately $30,000. The animal study was conducted at MHI in April, 2007. The Company is awaiting the results from the study. An additional animal study using radioactive Oncopshere product is planned for mid 2007. Selection of the animal study laboratory to be used for this study is currently underway. It is estimated that the radioactive animal study will cost approximately $120,000.

SOFTALK

         We have commenced discussions with Softalk for the purpose of settling all outstanding disputes between us. Based on those discussions to date, we do not anticipate incurring any material expense in connection with such a settlement.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING THE FUTURE FINANCIAL PERFORMANCE OF ONCOLOGIX. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ONLY REFLECT MANAGEMENT'S EXPECTATIONS AND ESTIMATES AS OF THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY ONCOLOGIX WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. ONCOLOGIX IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

         All references to "we," "our," "us," or "Oncologix" refer to Oncologix Tech, Inc. and its subsidiaries.

         On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech. Inc. In addition, we increased our authorized shares of common stock to 200,000,000 from 100,000,000 and increased the number of shares of common stock allocated to the 2000 Incentive Stock Plan to 7,500,000 from 5,000,000.

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

         Our telephone business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone Segment and entered into discussions with a prospective purchaser. During January 2007, we entered into an agreement to sell those assets for an aggregate of $60,000, with the rights to receivables generated and deposits made prior to January 31, 2007 to be retained by us. During Fvebruary 2007, we completed the sale of our telephone business segment. This discontinuation of the telephone business segment has been recorded separately in the accompanying condensed consolidated financial statement.

         We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech Inc., to reflect the entrance into this new market.

         JDA was organized as a Maryland corporation in 2003 by Andrew S. Kennedy, MD, David Van Echo, MD, and Mr. Jeff Franco for the commercial exploitation of an innovative technology for treating soft tissue cancers. Dr.

Kennedy, Dr. Van Echo, and others, invented that technology while associated with the University of Maryland, Baltimore (the "University"), which paid for the research and development effort and which owns the technology. The principal item acquired from JDA is the Master License Agreement covering that technology, granted to JDA by the University in September 2003. The University has applied for patents on the licensed technology which are still pending. No patents have yet been issued and there is no assurance that any patents will be issued. If the applications are denied, we will have no legal protection for the intellectual property embodied in the technology and it will become available to others. From the time JDA entered into the Master License Agreement until it was acquired by us, the activities of JDA were primarily limited to research and development activities and to seek sources of financing. Refer to our Form 10-KSB for the year ended August 31, 2006 for further information relative to our acquisition of JDA and the license agreement with the University.

CRITICAL ACCOUNTING POLICIES

         "Management's Discussion and Analysis or Plan of Operation" ("MD&A") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in MD&A. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

GENERAL DISCUSSION

Medical Device Business

         On July 26, 2006, we entered into the medical device business, which is in the pre-clinical testing phase. We anticipate a total expenditure of approximately $22,000,000 over the next three year period for the activities we believe will be necessary to enable us to develop and market the Oncosphere product to the public. These expenditures are expected to include approximately $4,000,000 through feasibility approval, $1,000,000 to pivotal approval and $17,000,000 to commercialization. Since we anticipate no funds from operations, we will be required to raise all necessary funds from equity investors or lenders. The form and availability of the financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that funding will be available as required, or on terms acceptable to us.

Telephone Business

         As previously discussed herein we have disposed of our telephone business during the second quarter of fiscal 2007. The historical operations and disposition of the telephone business has been reported as discontinued operations within the accompanying financial statements for all periods presented.

PLAN OF OPERATION

         Through our wholly owned subsidiary, Oncologix Corporation, based in Atlanta Georgia, we are engaged in funding a biotech company involved in research and product development in the field of liver cancer. We are developing a brachytherapy (radiation therapy) device being developed for the treatment of soft tissue cancers for theadvanced medical treatments, called the Oncosphere System. This is based on a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue.

         In effecting the change in our business described above, we have become a development stage entity and substantially all of our efforts are now directed towards the funding of our medical device.

o    Satisfaction of our cash obligations for the next 12 months.

         Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs and have, as described above, discontinued it and sold most of its assets. On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device.

         Under our current plan of operation, we will be required to raise a net amount of at least $3,600,000 (minimal cash requirement) to continue in operation for the next 12 months, without regard to repaying any short-term convertible or non-convertible notes payable. The additional funding will allow us to complete the Development Phases of our Oncosphere System and take us through a Feasibility Study. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

o Summary of any product research and development that we will perform for the term of our plan of operation.

     Our medical device business is in the development stage. Our present activities consist of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct a clinical study of the Oncosphere feasibility clinical study of the Oncosphere. To do so, we must first conduct a number of engineering and animal clinical studies and evaluations to collect information to support our IDE application to the FDA. This effort is now expected to take approximately 10 months. We expect the $4,000,000 we have agreed to commit to this effort will be sufficient, but we cannot be certain that costs will not exceed this amount. An additional $1,000,000 will be required to achieve the pivotal clinical trial approval.

     Based on the previous experience of Oncologix management in the development of radiation medical devices and in obtaining FDA and radiation regulatory approvals, we believe that we have or can readily obtain all of the resources necessary to complete the required studies and evaluations. We have contracts with outside contractors to perform various tasks and studies. While the required expertise is highly specialized, it is available from a number of sources and no difficulty is expected in identifying a number of qualified contractors. We have secured contracts with key contractors to provide test materials in sufficient quantities and acceptable quality levels to complete the testing requirements. Suppliers of the materials used in the manufacture of the radioactive microspheres have been identified and are able to provide materials in sufficient quantities to support ongoing development activities. We anticipate no difficulties in finding alternative sources of supply should that become necessary or advisable.

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

     As of January 29, 2007, the officers of Oncologix Corporation certified that the Development Phase was satisfactorily accomplished with the completion of the key deliverables identified above and the next phase, "Pre-Clinical Testing", was begun.


     Pre-Clinical Testing. In this phase, animal experimentation is conducted to generate test results to verify the design against its "product (user) requirements" and to identify the hazards of its use in a risk analysis. This testing is required by the FDA standards and European Standards governing the initiation of a clinical trial for medical devices and is a necessary part of good engineering development and safety. These results must be included in the submission to the FDA requesting IDE submission to the FDA. The trial design and final specifications are planned to be based on discussions with and preliminary advice from the FDA.

     The animal study will be the last pre-clinical test performed before the submission of the request for an IDE to the FDA. The purpose of the animal study will be to:

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

     This phase will conclude with the completion of a report of an animal study that meets industry and scientific standards to support the submission of an IDE to the FDA requesting approval for a "pivotal clinical trial". Efforts to complete this phase are currently underway. Completion of this phase is expected to occur by the end of 2007.

     Clinical Approval. In this phase, the IDE submission is prepared and submitted to the FDA, and an approval to initiate a human clinical study is granted. The IDE can be compiled and submitted when the design verification activities are completed in the Pre-Clinical Testing Phase. The FDA has usually responded to IDE submissions within 30 days with an approval, conditional approval, or disapproval. An approval or conditional approval will allow us to begin the treatment of patients in a human clinical study.

     We have revised our original clinical study plan to include a feasibility clinical study prior to the initiation of a "pivotal clinical trial". The feasibility clinical study will be limited to 10-20 patients at 2-4 clinical centers to evaluate the safety of the Oncosphere product. Upon completion of the enrollment of this limited number of patients and subsequent follow-up, we plan to submit an additional IDE requesting the initiation of a "pivotal clinical trial" will be submitted by Oncologix to the FDA. This Phase will be completed when the FDA issues a letter granting approval or conditional approval for a Pivotal Clinical Trial. Management estimates that this will occur in the first half of 2008. Such a letter will constitute FDA consent to treat a group of patients on an experimental basis and if successful in that effort, we will then be able to request FDA approval to market the Oncosphere to all patients with specified diseases under a PMA.

     Our other activities during that time are expected to include participation by Dr. Andrew S. Kennedy, a member of our Board of Directors and Chief Science and Medical Officer, in scientific presentations and papers informing the medical community of the benefits of microarterial brachytherapy in general and in training physicians in its application. As progress is made, we will begin to develop manufacturing and marketing plans for the Oncosphere and will plan to obtain financing for the necessary personnel, facilities and other requirements for the conduct of a commercial business.

         The headquarters for our medical device business, are located in approximately 2,000 square feet of leased office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024. The lease requires a monthly rent of $1,372 and expires on July 31, 2008. In addition, we occupy approximately 150 square feet of office space in North Carolina for use by Dr. Kennedy under a lease that expires on July 31, 2007 and requires a monthly rent of $1,050.

o    Expected purchase or sale of plant and significant equipment.

         We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time, other than laboratory equipment that is necessary to produce the product that will be used in pre-clinical testing and the human clinical studies. We will continue to use contracted laboratory and manufacturing facilities through the remainder of the pre-clinical testing phase.

o    Significant changes in the number of employees.

         We currently employ six full time employees, our Chief Financial Officer, who is located at our corporate headquarters in Michigan, three who are employed by our subsidiary in Georgia, including its President, Chief Operating Officer and an Administrative Assistant, our Chief Scientific and Medical Officer who is located in Cary, in North Carolina, and our Chief Executive Officer, who is located in Scottsdale, Arizona. We anticipate hiring six new employees as we complete the Pre-Clinical Testing Phase and approach the commencement of the pivotal clinical trials of our Oncosphere System.

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2007 TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2006

General and Administrative Expense

         General and administrative expense increased to $292,093 during the three-month period ended February 28, 2007, from $85,542, an increase of 241% or $206,551 from the comparable period in fiscal 2006. Cash based compensation expense increased to $66,484 during the three-month period ended February 28, 2007, from $28,508 during the comparable period in fiscal 2006. This increase was due to increased officer compensation approved by the Company's Board of Directors as well as increased total Director compensation as the number of Directors was increased. Stock-based compensation expense increased to $47,280 during the three-month period ended February 28, 2007, from nil during the comparable period in fiscal 2006. This increase is due to our implementation of SFAS 123(R) during fiscal 2007. Travel and entertainment expense increased to $14,237 during the three-month period ended February 28, 2007, from $2,743 during the comparable period in fiscal 2006. This increase was due primarily to travel associated with the Medical Device Business, which the Company did not have in the second quarter of fiscal 2006. Legal and accounting expense increased to $110,741 during the three-month period ended February 28, 2007, from $19,266 during the comparable period in fiscal 2006 due primarily to additional legal and accounting services associated with the new Medical Device Business. Rent expense increased to $11,802 during the three-month period ended February 28, 2007, from $879 during the comparable period in fiscal 2006 as a result of adding office space associated with our Medical Device Business. Outside services increased to $9,667 during the three-month period ended February 28, 2007, from nil during the comparable period in fiscal 2006 as a result of increased press releases and SEC filings associated with our Medical Device Business.

         General and administrative expense increased to $605,169 during the six-month period ended February 28, 2007, from $195,434, an increase of 241% or $409,735 from the comparable period in fiscal 2006. Cash based compensation expense increased to $125,226 during the six-month period ended February 28, 2007, from $47,502 during the comparable period in fiscal 2006. This increase was due to increased officer compensation approved by the Company's Board of Directors as well as increased Director compensation due to a higher number of Board members. Stock-based compensation expense increased to $85,164 during the six-month period ended February 28, 2007, from nil during the comparable period in fiscal 2006. This increase is due to our implementation of SFAS 123(R) during fiscal 2007. Travel and entertainment expense increased to $36,322 during the six-month period ended February 28, 2007, from $2,743 during the comparable period in fiscal 2006. This increase was due primarily to travel associated with the Medical Device Business, which the Company did not have in the second quarter of fiscal 2006. Legal and accounting expense increased to $227,452 during the six-month period ended February 28, 2007, from $84,654 during the comparable period in fiscal 2006 due primarily to additional legal and accounting services associated with the Company's new Medical Device Business. Rent expense increased to $21,861 during the six-month period ended February 28, 2007, from $1,759 during the comparable period in fiscal 2006 as a result of adding office space associated with our Medical Device Business. Marketing and consulting expense increased to $32,506 during the six-month period ended February 28, 2007, from $12,796 during the comparable period in fiscal 2006 as a result of increased costs of marketing related consultants.

Research and Development Expense

         Research and development expense was approximately $3,682,881 and $3,989,223 for the three and six month period ended February 28, 2007, respectively This expense was nil during the comparable periods during fiscal 2006. Research and development expense relates to our Medical Device Business, which was acquired during July 2006 and is in the development stage. Of the research and development expenses referred to above, $3,357,355 was recorded as acquired in-process research and development expenses incurred upon the release of 7,460,790 shares from escrow as a result of the completion of the "Development Phase" of our Medical Device Business and that amount was based on the market value of those shares at the time.

         Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These shares were not included in the calculation of the purchase price of JDA and will be recognized at the time the applicable contingency is resolved and the shares are released from escrow, if ever.
The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase", as defined in the Merger Agreement between the Company and JDA (already released as stated below); (ii) 9,325,988 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,383 shares upon the completion of the Clinical Approval Phase.

         During the second quarter of 2006, our subsidiary's Chief Medical, Chief Executive and Chief Operating officers certified to our Board of Directors that the Development Phase had been completed. Accordingly, we have shown these shares as subscribed stock as of February 28, 2007 as the shares had not yet actually been released from the escrow at that time.

Depreciation and Amortization

         Consolidated depreciation and amortization increased to $4,412 during the three-month period ended February 28, 2006, from nil in the comparable period in fiscal 2006. The increase in depreciation and amortization from fiscal 2006 to fiscal 2007 was the result of assets being acquired for our Medical Device Business.

         Consolidated depreciation and amortization increased to $7,699 during the six-month period ended February 28, 2006, from nil in the comparable period in fiscal 2006. The increase in depreciation and amortization from fiscal 2006 to fiscal 2007 was the result of assets being acquired for our Medical Device Business.

Interest Income

         Consolidated interest income increased to $3,107 during the three-month period ended February 28, 2007, from $345, an increase in excess of 100%, or $2,762 from the comparable period in fiscal 2006. The increase is the result of increased interest bearing money market cash balances.

         Consolidated interest income increased to $4,128 during the six-month period ended February 28, 2007, from $667, an increase in excess of 100%, or $3,461 from the comparable period in fiscal 2006. The increase is the result of increased interest bearing money market cash balances.

Interest and Finance Charges

         Consolidated interest and finance charges increased to $549,399 for the three-month period ended February 28, 2007, from $2,813, an increase in excess of 100% or $546,586 for the comparable period in fiscal 2006. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.

         Consolidated interest and finance charges increased to $601,927 for the six-month period ended February 28, 2007, from $5,229, an increase in excess of 100% or $596,698 for the comparable period in fiscal 2006. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.

     A summary of interest and finance charges is as follows:


                                                Three Months Ended     Six Months Ended
                                                    February 28,         February 28,
                                                -------------------   -------------------
                                                  2007       2006       2007       2006
                                                --------   --------   --------   --------
Interest expense on nonconvertible notes ....   $ 15,616   $    803   $ 18,962   $  1,150
Interest expense on convertible notes payable     26,462      1,984     59,845      3,989
Amortization of note payable discounts ......    483,007       --      493,128       --
Other interest and finance charges ..........     24,314         26     29,992         90
                                                --------   --------   --------   --------
Total interest and finance charges ..........   $ 49,399   $  2,813   $601,927   $  5,229
                                                ========   ========   ========   ========

Discontinued Operations

         Loss from discontinued operations increased to $52,767 during the three-month period ended February 28, 2007, compared to $50,798, a increase of 4% or $1,969 from the comparable period in fiscal 2006. Loss from discontinued operations decreased to $93,178 during the six-month period ended February 28, 2007, compared to $110,481, a decrease of 16% or $17,303 from the comparable period in fiscal 2006. This decrease was the reasoning behind the disposal of the telephone business segment. Operating results of our telephone business are summarized as follows:


                                        Three Months Ended          Six Months Ended
                                            February 28,              February 28,
                                       ----------------------    ----------------------
                                         2007         2006         2007         2006
                                       ---------    ---------    ---------    ---------
Revenue ............................   $ 128,883    $ 313,638    $ 351,568    $ 656,092
Cost of Revenue ....................      76,044      193,007      210,545      406,016
                                       ---------    ---------    ---------    ---------
   Gross margin ....................      52,839      120,631      141,023      250,076
Other operating expenses ...........     105,606      171,429      234,201      360,557
                                       ---------    ---------    ---------    ---------
   Loss from discontinued operations   $ (52,767)   $ (50,798)   $ (93,178)   $(110,481)
                                       =========    =========    =========    =========

         Revenue from discontinued operations decreased during the three and six month periods ended February 28, 2007 and 2006, primarily as a direct result of a decrease in minutes used by customers on our network and a shift of call volumes to less expensive routes. Cost of revenue decreased during the three and six month periods ended February 28, 2007 and 2006, primarily as a direct result of a decrease in minutes used by customers on our network and a shift of call volumes to less expensive routes resulting in an improved margin. Cost of revenue included payments to wholesale carriers. Other operating expenses decreased as a result of cost saving measures implemented during fiscal 2007 as well as ceasing the business.

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

         On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device. We estimate that we will need approximately $22,000,000 to develop and take our medical device to commercialization.

                                       25

         At February 28, 2007, we had cash and cash equivalents of $815,188. The Company does not currently generate income, is in the development stage and does not expect to generate income from its planned medical device product. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

         In the second quarter of fiscal 2007 we received cash proceeds of $60,000 from the sale of our telephone business assets. In addition, we expect to obtain cash in the amount of approximately $70,000 through the return of various cash deposits we have made with various vendors to our telephone business, as well as receivables collected for revenue generated up to the date of sale of the telephone business. The cash generated from this sale is expected to be applied to our general corporate expenses.

         We agreed, in our Merger Agreement with JDA, to provide $4,000,000 to fund the operations of Oncologix through the Clinical Approval Phase, which are described in more detail in our Form 10-KSB for the year ended August 31, 2006. This amount was scheduled to be advanced in installments as follows:

     o    $350,000 was advanced prior to the Merger, in March 2006
     o    $400,000 was advanced upon the Closing of the Merger.
     o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and
     o    $2,000,000 to be advanced at the end of January 2007.

         The $350,000 and $400,000 advances as well as the monthly payments for August through December, (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we have delayed the final advance of $2,000,000 with such funding to be made in increments as needed in fiscal 2007. We now estimate expenditures of approximately $5,000,000 through the Clinical Approval Phase, the increase of which includes a human feasibility clinical study. This feasiblity study is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.

         Our agreement to effect this financing was incorporated into the Master License Agreement with the University of Maryland as a condition to the University's consent to JDA's assignment of the License to us. Because the other parties to the Agreement of Merger and Plan of Reorganization by and among BestNet Communications Corp., Oncologix Corporation, JDA Medical Technologies, Inc. and the Principal Shareholders and the Executive Shareholders (for a Limited Purpose) of JDA Medical Technologies, Inc. (the "Merger Agreement") agreed to the delay in funding and we do not believe that we are in default under the Merger Agreement. However, it is possible that the University may consider the delay of funding to be a breach of the terms of the Master License Agreement, as amended. If so, and if the University should notify us that it considers the delay to be such a breach, we would have a period of ninety days in which to cure the breach. As of the date of this Report, no such notice has been received by us. If we are unable to obtain the financing required by the Merger Agreement we could potentially lose the University of Maryland License Agreement, which would have a material adverse effect on the Company.

         As of the date of this report, we have raised $1,295,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share. We are presently seeking to raise an additional $1,000,000 through an offering to accredited investors of nine-month, 8% promissory notes convertible into common stock at a price of $0.25 per share.

         We plan to continue to seek an additional funds, to an aggregate total of $5,000,000 under terms that have not been determined and will depend on market conditions at that time. Such additional financing may consist of other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be at a different rate.

         We believe that if we are successful in raising a total of $5,000,000, the proceeds will be sufficient to meet operating expenses of Oncologix Corp. for a period of twelve months. An additional $600,000 is required to fund corporate overhead for the same twelve month period. The Company requires and continues to pursue additional capital for payment of current obligations, and to meet the requirements of the University of Maryland License Agreement, discussed above.



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

         Below is a summary listing of our future minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates as of April 5, 2007. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.


                                                                                            Convertible/Non-
         Due Date    Interest Rate          Amount        Accrued Interest    Total Owed      Convertible
         --------    -------------          ------        ----------------    ----------      -----------
         5/13/2007      8.00%             $ 350,000          $ 32,679         $ 382,679   Convertible at $1.00
         6/30/2007      10.00%              100,000            36,919           136,919   Non-Convertible
          7/1/2007      10.25%               11,717               323            12,040   Non-Convertible
        7/31/2007*      10.00%              200,000            21,315           221,315   Convertible at $0.20
        7/31/2007*      10.00%              200,000            12,493           212,493   Non-Convertible
        7/31/2007*      10.00%               80,450              --              80,450   Convertible at $0.12
          9/1/2007      0.00%                25,000              --              25,000   IDE Submission
         9/15/2007      10.00%              150,000            26,462           176,462   Convertible at $0.20
         12/4/2007      6.00%                  --              69,961            69,961   Convertible at $0.30
                                    ----------------  ----------------  ----------------

                                        $ 1,117,167         $ 200,152       $ 1,317,319
                                    ================  ================  ================

INFLATION AND OTHER FACTORS

         The Company's operations are influenced by general economic trends and technology advances in the medical industries.

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

                                       27

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 28, 2007, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

         During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to have a material affect on our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         Our involvement in legal proceedings is described in our Annual Report on Form 10-KSB filed with the SEC as of August 31, 2006. There have been no changes since this filing. See NOTE 8 of the Notes to Financial Statements, above for a description of the status of the Softalk matter,

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

         During December 2006, in a Private Placement, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008 and bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Prommissory Notes were issued in a private offering of Units, each Unit consisting of a Convertible Promissary Note and a warrant for the purchase of a number of common shares equaling one half the number of common additional shares into which each Convertible Promissory Note is convertible into. These warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first six months of fiscal 2007, $35,805 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During January 2007, in a Private Placement, we issued fourteen Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first six months of fiscal 2007, $20,805 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, in a Private Placement, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first six months of fiscal 2007, $6,896 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

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

             31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         b) Reports on Form 8-K Filed during the Period Covered by This Report are as Follows:


    April 2, 2007           Oncologix Tech Inc. Announces Site Selection and
                            Initiation of Pre-clinical Animal Testing of the
                            Oncosphere system
  February 2, 2007          Oncologix Tech Inc. Achieves First Major Development
                            Milestone
  January 26, 2007          Oncologix Tech Inc. files Amendment to Articles of
                            Incorporation
  January 18, 2007          BestNet Communications Corp. Releases Pro-forma
                            Financials Relating to Sale of Telephone Business
                            Segment
  January 12, 2007          BestNet Communications Corp. Announces Sale of
                            Telephone Business Segment

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 18, 2007                       ONCOLOGIX TECH INC.


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