Form 10QSB
period 2007-05-31
Oncologix Tech Inc.
filed 2007-07-20
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2007.

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

                    3725 Lawrenceville-Suwanee Rd., Suite B-7
                                Suwanee, GA 30024
                     --------------------------------------
                    (Address of principal executive offices)

                                 (770) 831-8818
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

As of July 3, 2007 there were 70,975,616 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes       No  X
                                                                -----    -----


================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2007
(unaudited) and August 31, 2006                                                2

Unaudited Condensed Consolidated Statements of Operations
  for the three and nine months ended May 31, 2007 and 2006 and for the period from Inception (Acquisition of JDA on July 26, 2006)
  to May 31, 2007                                                              3

Unaudited Condensed Consolidated Statement of Stockholders' Deficit            4

Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine months ended May 31, 2007 and 2006 and for the period
  from Inception (Acquisition of JDA on July 26, 2006) to May 31, 2007         5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

ITEM 2. Management's Discussion and Analysis or Plan of Operation             18

ITEM 3. Controls and Procedures                                               28

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     28

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           28

ITEM 3. Defaults Upon Senior Securities                                       28

ITEM 4. Submission of Matters to a Vote of Security Holders                   28

ITEM 5. Other Information                                                     28

ITEM 6. Exhibits and Reports on Form 8-K                                      29



                                         PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                      ONCOLOGIX TECH INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       May 31,       August 31,
                                                                                        2007            2006
                                                                                    ------------    ------------
                                                                                    (Unaudited)
                                                     ASSETS

Current Assets:
      Cash and cash equivalents .................................................   $  1,062,317    $    365,494
      Notes receivable  related parties .........................................           --            16,564
      Prepaid expenses and other current assets .................................        106,027          10,412
      Current assets of discontinued operations .................................          9,224          69,545
                                                                                    ------------    ------------

           Total current assets .................................................      1,177,568         462,015

Property and equipment (net of accumulated depreciation
      of $33,610 and $20,063) ...................................................        135,820          26,008
Deposits and other assets .......................................................        109,680           4,613
Investment in joint venture .....................................................         10,000          10,000
Long-term assets of discontinued operations .....................................         42,693         166,319
                                                                                    ------------    ------------

                 Total assets ...................................................   $  1,475,761    $    668,955
                                                                                    ============    ============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
      Convertible notes payable (net of discount of $428,945 and $28,361) .......   $    671,055    $    521,639
      Convertible notes payable  related parties ................................        280,450         280,450
      Notes payable .............................................................        104,733         100,000
      Notes payable  related parties ............................................        600,000            --
      Obligation to TEDCO .......................................................           --            30,373
      Accounts payable and other accrued expenses ...............................        108,760         247,202
      Accrued interest payable ..................................................        106,432          45,419
      Current liabilities of discontinued operations ............................           --            45,700
                                                                                    ------------    ------------

           Total current liabilities ............................................      1,871,430       1,270,783

Convertible notes payable (net of discount of $727,639 and $) ...................        567,361            --
                                                                                    ------------    ------------

                 Total liabilities ..............................................      2,438,791       1,270,783
                                                                                    ------------    ------------

Stockholders' Deficit:
      Preferred stock, par value $.001 per share; 10,000,000 shares authorized
           443,162 shares issued and outstanding at May 31, 2007 and
           August 31, 2006 ......................................................            443             443
      Common stock, par value $.001 per share; 200,000,000 shares authorized;
           90,427,337 and 90,102,953 shares issued at May 31, 2007 and
           August 31, 2006, respectively; 68,044,967 and 60,259,793 shares
           outstanding at May 31, 2007 and August 31, 2006, respectively ........         68,045          60,260
      Additional paid-in capital ................................................     47,017,532      41,599,814
      Accumulated deficit prior to the acquisition of JDA .......................    (36,650,424)    (36,650,424)
      Accumulated deficit during the development stage ..........................    (11,984,756)     (5,611,921)
      Common stock subscribed, underlying common shares of 2,930,649 ............        586,130            --
                                                                                    ------------    ------------

                 Total stockholders' deficit ....................................       (963,030)       (601,828)
                                                                                    ------------    ------------

                 Total liabilities and stockholders' deficit ....................   $  1,475,761    $    668,955
                                                                                    ============    ============


                      See accompanying notes to condensed consolidated financial statements.

                                             ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 AND 2006
                      AND FOR THE PERIOD FROM INCEPTION (ACQUISITION OF JDA ON JULY 26, 2006) TO MAY 31, 2007



                                                                                                                 Period From
                                                                                                                  Inception
                                                       Three Months Ended            Nine Months Ended          (Acquisition
                                                            May 31,                        May 31,               of JDA) to
                                                 ----------------------------    ----------------------------       May 31,
                                                     2007            2006            2007            2006            2007
                                                 ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative ................   $    392,363    $    103,602    $    996,095    $    298,969    $  1,179,462
   Research and development ..................        428,412            --         4,419,073            --         9,753,275
   Depreciation and amortization .............          5,849            --            13,547            --            13,790
                                                 ------------    ------------    ------------    ------------    ------------
   Total operating expenses ..................        826,624         103,602       5,428,715         298,969      10,946,527
                                                 ------------    ------------    ------------    ------------    ------------
   Loss from operations ......................       (826,624)       (103,602)     (5,428,715)       (298,969)    (10,946,527)
                                                 ------------    ------------    ------------    ------------    ------------

Other income (expense):
   Interest income ...........................          3,874           7,180           8,002           7,848           8,087
   Interest and finance charges ..............       (257,294)        (17,255)       (859,222)        (22,485)       (874,233)
   Other income (expense) ....................            357            --               357            (150)            357
                                                 ------------    ------------    ------------    ------------    ------------
   Total other income (expense) ..............       (253,063)        (10,075)       (850,863)        (14,787)       (865,789)
                                                 ------------    ------------    ------------    ------------    ------------
   Net loss from continuing operations .......     (1,079,687)       (113,677)     (6,279,578)       (313,756)    (11,812,316)
                                                 ------------    ------------    ------------    ------------    ------------

Discontinued operations:
   Operating loss from discontinued operations           --           (49,839)        (93,178)       (160,387)       (172,361)
   Loss on disposal of discontinued operations           --              --               (79)           --               (79)
                                                 ------------    ------------    ------------    ------------    ------------

   Net loss from discontinued operations .....           --           (49,839)        (93,257)       (160,387)       (172,440)
                                                 ------------    ------------    ------------    ------------    ------------
Net loss .....................................   $ (1,079,687)   $   (163,516)   $ (6,372,835)   $   (474,143)   $(11,984,756)
                                                 ============    ============    ============    ============    ============

Loss per comon share, basic and diluted:
       Continuing operations .................   $      (0.02)   $      (0.00)   $      (0.10)   $      (0.01)   $      (0.19)
       Discontinued operations ...............          (0.00)          (0.00)          (0.00)          (0.00)          (0.00)
                                                 ------------    ------------    ------------    ------------    ------------
                                                 $      (0.02)   $      (0.00)   $      (0.10)   $      (0.01)   $      (0.19)
                                                 ============    ============    ============    ============    ============
Weighted average number of shares
   outstanding  basic and diluted ............     70,772,222      46,154,745      64,929,085      46,805,090      64,384,896
                                                 ============    ============    ============    ============    ============


                            See accompanying notes to condensed consolidated financial statements.

                            ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                    Series A Preferred Stock           Common Stock
                                  ---------------------------   ---------------------------
                                     Shares         Amount         Shares         Amount
                                  ------------   ------------   ------------   ------------
Balance, July 26, 2006 ........        443,162   $        443     47,097,953   $     47,099

Common stock issued in
     acquisiton of JDA ........           --             --       13,156,840         13,156
Stock options exercised .......           --             --            5,000              5
Stock based compensation ......           --             --             --             --
Net loss ......................           --             --             --             --
                                  ------------   ------------   ------------   ------------

Balance, August 31, 2006 ......        443,162            443     60,259,793         60,260

Stock options exercised .......           --             --           52,000             52
Stock based compensation ......           --             --          272,384            272
Issuance of escrow shares - JDA           --             --        7,460,790          7,461
Conversion of notes payable ...           --             --             --             --
Beneficial conversion feature -
    convertible notes payable .           --             --             --             --
Net loss (Unaudited)...........           --             --             --             --
                                  ------------   ------------   ------------   ------------
Balance, May 31, 2007
(Unaudited)....................        443,162   $        443     68,044,967   $     68,045
                                  ============   ============   ============   ============

                             ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (Continued)



                                   Additional                       Common
                                    Paid-in       Accumulated       Stock
                                    Capital        Deficit        Subscribed       Total
                                  ------------   ------------    ------------   ------------
Balance, July 26, 2006 ........   $ 36,992,226   $(36,650,424)   $       --     $    389,344

Common stock issued in
     acquisiton of JDA ........      4,591,737           --              --        4,604,893
Stock options exercised .......            820           --              --              825
Stock based compensation ......         15,031           --              --           15,031
Net loss ......................           --       (5,611,921)           --       (5,611,921)
                                  ------------   ------------    ------------   ------------

Balance, August 31, 2006 ......     41,599,814    (42,262,345)           --         (601,828)

Stock options exercised .......          9,073           --              --            9,125
Stock based compensation ......        265,008           --              --          265,280
Issuance of escrow shares - JDA      3,349,895           --              --        3,357,356
Conversion of notes payable ...           --             --           586,130        586,130
Beneficial conversion feature -
    convertible notes payable .      1,793,742           --              --        1,793,742
Net loss (Unaudited)...........           --       (6,372,835)           --       (6,372,835)
                                  ------------   ------------    ------------   ------------
Balance, May 31, 2007
(Unaudited)....................   $ 47,017,532   $(48,635,180)   $    586,130   $   (963,030)
                                  ============   ============    ============   ============


            See accompanying notes to condensed consolidated financial statements.

                                           4(Con't)



                                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2006 AND
                 FOR THE PERIOD FROM INCEPTION (ACQUISITION OF JDA ON JULY 26, 2006) TO MAY 31, 2007



                                                                                                   Period From
                                                                                                     Inception
                                                                                                   (Acquisition
                                                                     Nine Months Ended May 31,      of JDA) to
                                                                   -----------------------------      May 31,
                                                                       2007            2006            2007
                                                                   ------------    ------------    ------------
Operating activities:
     Net loss ..................................................   $ (6,372,835)   $   (474,143)   $(11,984,756)
           Net loss from discontinued operations ...............         93,257         160,387         172,440
                                                                   ------------    ------------    ------------
           Net loss from continuing operations .................     (6,279,578)       (313,756)    (11,812,316)

     Adjustments to reconcile net loss to net cash used
      in operating activities:
           Depreciation and amortization .......................         13,547            --            13,790
           Stock based compensation expense ....................        265,280          43,673         280,311
           Acquired inprocess research and development expense .      3,357,356       8,623,501
           Amortization of discount on notes payable ...........        665,520           8,786         668,967
           Issuance of stock for services and fees .............           --              --              --
                Prepaid expenses and other current assets ......        (95,615)        (51,694)         64,856
                Deposits and other assets ......................       (105,067)           --          (109,680)
                Accounts payable and accrued expenses ..........       (138,442)         42,190        (152,452)
                Accrued interest payable .......................         72,143           6,060          56,737
                                                                   ------------    ------------    ------------
     Net operating cash flows  continuing operations ...........     (2,244,856)       (264,741)     (2,366,286)

     Net operating cash flows  discontinued operations .........        (15,275)        (94,429)        (50,413)
                                                                   ------------    ------------    ------------
     Net cash used in operating activities .....................     (2,260,131)       (359,170)     (2,416,699)
                                                                   ------------    ------------    ------------

Investing activities:
     Collection of notes receivable  related parties ...........         16,564            --            16,564
     Issuance of notes receivable ..............................           --          (350,000)           --
     Purchase of property and equipment ........................       (123,094)           --          (142,445)
     Acquisition of JDA, net of cash acquired ..................           --              --          (290,730)
                                                                   ------------    ------------    ------------
     Net investing cash flows  continuing operations ...........       (106,530)       (350,000)       (416,611)

     Net investing cash flows  discontinued operations .........         60,000         (11,150)         60,000
                                                                   ------------    ------------    ------------
     Net cash used in investing activities .....................        (46,530)       (361,150)       (356,611)
                                                                   ------------    ------------    ------------

Financing activities:
      Proceeds from exercise of stock options and warrants .....          9,125         512,647           9,950
      Proceeds from issuance of convertible notes payable ......      2,245,000         350,000       2,445,000
      Proceeds from issuance of convertible notes
           payable  related party ..............................        175,000            --           375,000
      Proceeds from issuance of notes payable  related party ...        900,000            --         1,250,000
      Proceeds from issuance of notes payable ..................         20,755            --            20,755
      Repayment of notes payable ...............................        (46,396)        (34,664)        (96,396)
      Repayment of notes payable  related party ................       (300,000)           --          (300,000)
      Principal payments on capital lease obligations ..........           --            (2,721)           --
                                                                   ------------    ------------    ------------
Net cash provided by financing activities  continuing operations      3,003,484         825,262       3,704,309
                                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........        696,823         104,942         930,999

Cash and cash equivalents, beginning of period .................        365,494          86,651         131,318
                                                                   ------------    ------------    ------------
Cash and cash equivalents, end of period .......................   $  1,062,317    $    191,593    $  1,062,317
                                                                   ============    ============    ============


                     See accompanying notes to condensed consolidated financial statements.

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

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

         On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech. Inc. In addition, we increased our authorized shares of common stock to 200,000,000 from 100,000,000 and increased the number of shares of common stock allocated to the 2000 Incentive Stock Plan to 7,500,000 from 5,000,000. In June 2007, we moved our corporate headquarters from 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI 49546 to 3725 Lawrenceville-Suwanee Rd., Suite B-7, Suwanee, GA 30024.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2006, included in our Form 10-KSB for such fiscal year and our Current Report on Form 8-K filed on June 1, 2007.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts in income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the carrying value of long-lived assets, deferred income tax reserves, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions..

         Operating results for the three and nine month periods ended May 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to conform the fiscal 2006 information to the presentation of fiscal 2007 information, including the presentation of the Telephone Business, which was disposed of during February 2007, and is presented as discontinued operations for all periods presented. The Telephone Business was a separate segment for reporting purposes during fiscal 2006. The reclassifications have no effect on net income or loss.

         Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three and nine months ending May 31, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:


                                              Three Months Ended                 Nine Months Ended
                                                   May 31,                            May 31,
                                        ----------------------------        ----------------------------
                                           2007              2006              2007              2006
                                        ----------        ----------        ----------        ----------
                                        Underlying        Underlying        Underlying        Underlying
   Description                         Common Shares     Common Shares     Common Shares     Common Shares
-------------------------------------   ----------        ----------        ----------        ----------
Convertible preferred stock .........      886,324           886,324           886,324           886,324
Convertible notes payable ...........    8,803,750           670,417         8,803,750           670,417
Options .............................      396,714           290,237           336,737           169,821
Warrants ............................       45,854            19,429            35,385             1,429
                                        ----------        ----------        ----------        ----------
Total potentially dilutive securities   10,132,642         1,866,407        10,062,196         1,727,991
                                        ==========        ==========        ==========        ==========


NOTE 2 - DISCONTINUED OPERATIONS

         Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone
Business and entered into discussions with a prospective purchaser. During
January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained the rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. Revenue from discontinued operations was $0 and $283,693 for the three months ended May
31, 2007 and 2006, respectively and $351,568 and $939,785 for the nine months ended May 31, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was $0 and $49,839 for the three months ended May 31, 2007 and 2006, respectively and $93,178 and $160,387 for the nine months ended May 31, 2007 and 2006, respectively. Previously, our Telephone Business was reported as a separate business segment. Net assets related to discontinued operations are as follows:



                                                                May 31,     August 31,
                                                                 2007         2006
                                                               --------     --------
Current assets of discontinued operations:
      Accounts receivable ..................................   $  9,224     $ 55,381
      Prepaid expenses and other current assets ............       --         14,164
                                                               --------     --------

           Total current assets of discontinued operations .      9,224       69,545
                                                               --------     --------

Long-term assets of discontinued operations:
      Property and equipment ...............................       --         88,606
      Deposits and other assets ............................     42,693       77,713
                                                               --------     --------

           Total long-term assets of discontinued operations     42,693      166,319
                                                               --------     --------

Total assets of discontinued operations ....................   $ 51,917     $235,864
                                                               ========     ========

Current liabilities of discontinued operations:
      Accounts payable and other accrued expenses ..........   $   --       $ 36,169
      Deferred revenue .....................................       --          9,531
                                                               --------     --------

Total liabilities of discontinued operations ...............   $   --       $ 45,700
                                                               ========     ========

Net assets of discontinued operations ......................   $ 51,917     $190,164
                                                               ========     ========

NOTE 3 -- STOCKHOLDERS EQUITY

UNITS:
         On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. As of May 31, 2007 and August 31, 2006, there were 443,162 Units outstanding that had not been separated. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock and 1,329,486 shares of common stock.

SUBSCRIBED COMMON STOCK:

         As of May 31, 2007, we have 2,930,649 shares of subscribed stock that are issuable for the conversion of previously outstanding convertible notes payable in the amount of $586,130.

WARRANTS:

          Details relative to the 2,439,077 and 1,480,751 outstanding warrants at May 31, 2007 and August 31, 2006, respectively are as follows:


          Date of                      Number     Exercise      Expiration
     Grant or Expiration             of Shares       Price         Date
--------------------------------    -----------   --------   ----------------
First quarter of fiscal 2002             25,000     $ 2.90   October 17, 2007
Second quarter of fiscal 2002             5,751       1.19   January 30, 2008
Third quarter of fiscal 2002          1,100,000       0.50     April 23, 2007
Second quarter of fiscal 2004           100,000       0.32    January 8, 2007
Third quarter of fiscal 2004             40,000       0.27     April 15, 2014
Fourth quarter of fiscal 2004            10,000       0.29       June 4, 2009
Third quarter of fiscal 2006            200,000       0.35     March 13, 2008
                                    ------------

Outstanding, August 31, 2006          1,480,751

Second quarter of fiscal 2007          (100,000)      0.32     January 8, 2007
Second quarter of fiscal 2007         2,158,326       0.50    December 4, 2008
Third quarter of fiscal 2007         (1,100,000)      0.50     April 23, 2007
                                    ------------

Outstanding, May 31, 2007             2,439,077
                                    ============


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

         As a result of adopting SFAS 123(R) on September 1, 2006, our net loss for the three and nine month periods ended May 31, 2007, is approximately
$42,248 and $127,412 higher than if we had continued to account for share-based compensation under APB 25, respectively. The adoption of this standard had no impact on our provision for income taxes because of the valuation allowance for our deferred tax assets due to our history of recurring net losses.

         Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, or tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows.

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three and six month periods ended May 31, 2006 (unaudited):

                                                            Three Months Ended       Nine Months Ended
                                                               May 31, 2006            May 31, 2006
                                                               ------------            ------------
Net loss available to common shareholders, as reported         $   (163,516)           $   (474,143)

Less:  Compensation  expense for equity awards
determined by the fair value based method                           (39,060)                (44,619)
                                                               ------------            ------------

Pro forma net loss available to common shareholders            $   (202,576)           $   (518,762)
                                                               ============            ============

Loss per share, as reported                                    $       (.00)           $       (.01)
                                                               ------------            ------------

Pro forma loss per share available to common
shareholders                                                   $       (.00)           $        (.01)
                                                               ------------            -------------

         The above pro forma disclosures are provided for fiscal 2006 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and nine month periods ended May 31, 2007 as share-based payments to employees have been accounted for under SFAS 123(R)'s fair-value method for such periods.

         During the three month period ended May 31, 2007 and 2006, we granted
525,000 and 855,860 options from the stock incentive plans described above, respectively. During the nine month period ended May 31, 2007 and 2006, we granted 675,000 and 1,085,860 options from the stock incentive plans described above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

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

         During the three and nine month periods ended May 31, 2007, 20,000 and 52,000 employee options were exercised, respectively, zero and 250,000 options were forfeited, respectively and 33,334 options expired. During the three and nine month periods ended May 31, 2006, 78,000 and 78,000 options were exercised, 339,300 and 339,300 were forfeited and zero expired. As of May 31, 2007, $113,890 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.57 years. Additional information relative to our employee options outstanding at May 31, 2007 is summarized as follows (unaudited):

                                                          Options          Options
                                                        Outstanding      Exercisable
                                                      --------------   --------------
Number of options                                          4,996,860        4,382,692
Aggregate intrinsic value of options                  $      162,653   $      159,678
Weighted average remaining contractual term (years)             4.93             4.49
Weighted average exercise price                       $         0.66   $        0.700


         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2007.

NOTE 4 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2007 and August
31, 2006 (unaudited):

                                                                     May 31,       August 31,
                                                                      2007           2006
                                                                   -----------    -----------

8.0% convertible note due July 15, 2007, net of a discount of
      $15,873 and $28,361 as of May 31, 2007 and August 31, 2006   $   334,127    $   321,639

10.0% convertible notes due September 2007, net of a discount of
      $0 as of May 31, 2007                                            150,000           --

8.0% convertible notes due May 2008, net of a discount of              120,000        150,000
      $413,072 as of May 31, 2007                                      186,928           --

6.0% convertible notes due December 2008, net of a discount of
      $727,639 as of May 31, 2007                                      567,361           --

10.0% convertible notes due September 2007, exchanged for 6.0%
      convertible notes due December 2008 and December 2007               --          200,000
                                                                   -----------    -----------

Total convertible notes payable                                      1,238,416        521,639
Less:  Current portion                                                (671,055)      (521,639)
                                                                   -----------    -----------

Longterm portion                                                   $   567,361    $      --
                                                                   ===========    ===========



         On March 13, 2006, we issued a Convertible Subordinated Promissory Note to an accredited investor in the principal amount of $350,000. The note was originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25. According, the Company recognized a beneficial conversion feature of $22,222. During the first nine months of fiscal 2007, we expensed $34,710 as interest and finance charges, as a result of amortization of the note discounts.

         On July 7, 2006, we issued to two accredited investors, Convertible Promissory Notes in the principal amounts of $145,000 and $55,000. The notes were originally payable at the end of 90 days following the date of issue, accrued interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.30 per common share. On October 4, 2006, the maturity date of these notes were extended until December 4, 2006, at which time they were converted into Units, each consisting of a 2 year, 6% note convertible into our common stock at a per share price of $0.30 together with a warrant for the purchase of a number of common shares equaling one half the number of shares into which each Convertible Promissory Note is convertible.

         On September 30, 2006, we entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $100,000. The note was payable on January 31, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into our common stock at a conversion price of $0.20 per common share. On January 22, 2007, the Company recognized a beneficial conversion feature in the amount of $28,571. This discount was fully amortized during the six months ended February 28, 2007. On January 31, 2007, we received a request to convert $100,000 in principal and $3,370 in accrued interest into 516,849 shares of common stock. These shares are included in subscribed stock in the accompanying financial statements as of May 31, 2007 pending the issuance of these shares. These shares were subsequently issued in June 2007.

         During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the aggregate amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $194,000 relative to these notes. During the second quarter of fiscal 2007, holders of notes in the aggregate principal of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock. These shares are included in subscribed stock in the accompanying financial statements as of May 31, 2007 pending the issuance of these shares. These shares were subsequently issued in June 2007. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 agreed to extend the due date of their respective notes until September 15, 2007.

         On November 2, 2006, we entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $200,000. This note was payable on March 15, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $150,000 with respect to this note. On January 31, 2007, the accredited investor elected to convert $200,000 in principal and $4,986 in accrued interest into 1,024,931 shares of common stock. These shares are included in subscribed stock in the accompanying financial statements as of May 31, 2007 pending the issuance of these shares. These shares were subsequently issued in June 2007.

         During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first nine months of fiscal 2007, $77,518 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

          During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first nine months of fiscal 2007, $68,565 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first nine months of fiscal 2007, $38,477 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During May 2007, we issued eight Convertible Promissory Notes in an aggregate principal amount of $600,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $437,000 related to these notes. During the first nine months of fiscal 2007, $23,928 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

         On March 23, 2005, we issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. The term of this note has been extended to July 31, 2007. As of May 31, 2007 and August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of our common stock. On July 7, 2006, we issued to Mr. Silverman another Convertible Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until July 31, 2007.

         On September 30, 2006, we issued additional convertible promissory notes to Mr. Silverman in the aggregate principal amount of $175,000. The notes were payable on January 31, 2007 and accrue interest at the rate of 10% per annum and are convertible into our common stock at a conversion price of $0.20 per common share. The Company recognized a beneficial conversion features related to these notes in the amount of $50,000 which was expensed in the first six months of fiscal 2007. On January 31, 2007, these notes were assigned by Mr. Silverman to two accredited investors and were converted into 875,000 common shares. These shares are included in subscribed stock in the accompanying financial statements as of May 31, 2007 pending the issuance of these shares. These shares were subsequently issued in June 2007.

NOTES PAYABLE:

         On October 1, 2006, we entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.25% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006. As of May 31, 2007 and August 31, 2006, the principal on this note is $4,733 and $0, respectively.

         As a condition to the acquisition of JDA, the Company assumed a note payable to the State of Maryland Department of Business and Economic Development ("DBED") in the amount of $100,000. At the time of assumption, the unpaid principal and interest on this note was $126,055. The note bears interest at a rate of 10% and was paid in full, including accrued interest of $36,919 on June 30, 2007.

RELATED PARTY NOTES PAYABLE:

         On September 7, 2006, we issued a $200,000 60-day promissory note to Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in that amount. This note accrued interest at a rate of 10% and was due in full, including accrued interest, on November 6, 2006. On November 6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. The note principal of $200,000 plus accrued interest of $5,425 was paid in full on December 15, 2006.

         On September 7, 2006, we issued a $50,000 60-day promissory note with Anthony Silverman, a member of the Company's Board of Directors, for bridge financing in that amount. This note accrued interest at a rate of 10% and was due in full, including accrued interest, on November 6, 2006. On November 6, 2006, Mr. Silverman agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. This note was further extended until January 31, 2007. This note principal of $50,000 plus accrued interest of $2,000 was paid in full on January 31, 2007.

         On December 15, 2006, we entered into a 16-day promissory note with Mr. Silverman, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and then further extended until July 31, 2007.

         On December 29, 2006, we entered into a one-month promissory note with Mr. Silverman for bridge financing in the amount of $50,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on January 31, 2007. This note principal of $50,000 plus accrued interest of $452 was paid in full on January 31, 2007.

         On April 13, 2007, we entered into a 45-day promissory note with Mr. Silverman for bridge financing in the amount of $400,000. This note accrued interest at a rate of 8% per annum and was due in full, including accrued interest on May 28, 2007. This note has been extended until July 31, 2007.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

                      RESEARCH AND DEVELOPMENT AGREEMENTS:

          On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere our proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities, radiation handling licenses, and personnel with experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase has been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. We expect to continue our relationship with IUT, at a minimum, through the Clinical Approval Phase with assistance in providing adequate supplies of radiolabeled Oncospheres to support pre-clinical testing and human clinical studies. IUT has the necessary facilities, expertise and regulatory licensing to support this supply requirement. As of the date of this report, we have verbally agreed to extend this contract at the same rate through the end of the current fiscal year, August 31, 2007.

         During October 2006, the Company entered into a twelve-month consulting agreement with a medical physicist. We agreed to pay a minimum of $1,050 per month under the terms of the contract. The medical physicist will provide expertise and advice on the dosimetry of the Oncosphere product; training on the approved version of the Prowess software for the development team; provide updates on guidance documents, rules and trends related to medical physics and the use of microspheres and microsphere brachytherapy; advice on the product and design requirements for the delivery system for the Oncosphere; and general microsphere handling considerations and radiation safety program requirements.

         During October 2006, the Company entered into consulting agreements with two consultants located in Germany to provide their expertise with respect to chemistry and radiation to assist us in completing the development feasibility phase of the Oncosphere program. These contracts covered the period through February 2007 and have a contract price of seventy-thousand Euros and fifty-thousand Euros (or approximately $91,000 and $65,000), respectively. These contracts were completed in the second quarter of fiscal 2007.

         We have entered into new contracts with two consultants located in Germany to cover the radiation technical support needed to complete pre-clinical development activities through the Clinical Approval Phase. The new contracts are for a period of 12 months beginning in March, 2007 ending in February, 2008. The new base contract price for the two German consultants for this 12 month period are 144,000 Euros and 100,000 Euros, respectively, and will cover a minimum of two full-time equivalent technical resources for the period of the contracts. These consultants will work in conjunction with IUT to provide adequate supplies of radiolabeled microspheres to support pre-clinical testing and human clinical studies.

         In March, 2007, the Company entered into a research agreement with the Institut de Cardiologie de Montreal (also known as the Montreal Heart Institute, or MHI) to conduct an acute animal study using non-radioactive Oncospheres. The cost of the initial animal study was approximately $35,000. The animal study was conducted at MHI in April, 2007. The results from this animal study helped to confirm the feasibility of the treatment procedure and the delivery and distribution of microspheres to the liver.

         During May 2007, the company entered into an agreement with Saint Joseph's Research Institute (SJRI) in Norcross Georgia to conduct two additional animal studies relating to the pre-clinical testing of the Oncosphere product. The term of the agreement is to continue for the time required to conduct the two studies. The first study, a non-radioactive study, has been completed at a cost of approximately $9,000. The second study is anticipated to begin in the second half of the 2007 calendar year and is expected to cost approximately $130,000.

SOFTALK:

            Our dispute with Softalk, previously reported, has been settled and resolved pursuant to a Settlement Agreement and Mutual Release dated June 20, 2007 whereunder the Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

NOTE 6 - LICENSE AGREEMENT

         The technology underlying the medical device being developed by the Company is subject to a certain Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, as Licensee, and the University of Maryland as Licensor. We assumed JDA's position in our acquisition of JDA. The following description of the License is incomplete and is qualified in every respect by the full text thereof, as amended, which is filed as an Exhibit to our Form 10-KSB for the year ended August 31, 2006.

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

         We have granted an exclusive sublicense under the License to Fountain Pharmaceuticals, Inc., a Delaware corporation, for China, Taiwan and Hong Kong. The royalty rate thereunder is three percent (3%) and the other provisions of the sublicense generally mirror those of the License.

NOTE 7 -- GOING CONCERN

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

          The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we delayed the final advance of $2,000,000, with such funding to be made in increments as needed in fiscal 2007. We have currently funded a total of $2,900,000 towards the Oncosphere project. We now estimate expenditures of approximately $6,000,000 through the Clinical Approval Phase, the $2,000,000 increases is due to the following: $1,000,000 due to an inclusion of a human feasibility clinical study; and an additional $1,000,000 which after recent testing, more rigorous than the original feasibility testing, it was revealed that a rate of radiation leaching (amount of radiation physically released from the spheres) from the microsphere surface was higher than anticipated, requiring a new design, changes in materials and further testing before any human feasibility clinical study can be undertaken. The feasibility study is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.

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

         As of the date of this report, we have raised $1,295,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share. Additionally we raised $600,000 from "accredited investors" in a private offering of Units, each consisting of a one-year interest-bearing promissory note, convertible after one year into shares of our common stock at a conversion price of $0.25 per share. We are presently seeking to raise an additional $2,000,000 through an offering to accredited investors of two-year, 6% promissory notes convertible into common stock at a price of $0.30 per share and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price under the warrants is $0.50 per share. We then plan to seek additional funds, to an aggregate total of $2,000,000, under terms that have not yet been determined and will depend on market conditions at the time. Such additional financing may employ other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be at a different rate.

          As of the date of this report, we will need approximately $5,000,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to complete the Development Phases of our Oncosphere System and take us through a human feasibility clinical study as well as funding corporate overhead during that same time period. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

         Risks and uncertainties associated with completing development on schedule, and consequences if not completed timely: We estimated that we will have cash flows from our product beginning in the third quarter of fiscal 2010. Significant delays, could affect future funding and market interest. The company must receive Pre-Market Approval from the FDA for the Oncosphere product in order to commercialize the product. There can be no guarantee of approval from the FDA. Alternatively, the process for FDA approval may be longer than projected in this plan which may materially affect the time required to commercialize the product. The Oncosphere product is also dependent upon radiation regulatory agencies. Potential suppliers and users of the Oncosphere product will be required to obtain the necessary licenses to receive, store and administer the radiation therapy. Delays in licensing or changes in licensing regulations could affect the acceptance of the Oncosphere product in the clinical study as well as the commercial settings. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect or ability to continue as a going concern.

NOTE 8 -- SUBSEQUENT EVENTS

         In June 2007, the Company's Board of Directors adopted the following resolutions:

               o the Company's bylaws were amended to increase the number of directors to nine, from five;
               o three new board members were elected, Steven Kurtzman MD, Judy Lindstrom and Adam Lowe;
               o the following persons were elected to the following offices of the Company: Stanley L. Schloz, Chairman; Andrew Green, President and Chief Executive Officer; Adam Lowe, Vice President and Chief Operating Officer, with Mr. Michael Kramarz continuing as Chief Financial Officer;
               o the respective salaries for Mr. Green and Mr. Lowe were increased to $200,000 per annum;
               o Pursuant to the 2000 Incentive Stock Plan, directors Barry Griffith, Judy Lindstrom and Steven Kurtzman, MD we granted 100,000 options each to purchase the Company's common stock. The grant date of these options is July 6, 2007;
               o a Finance Committee was created on behalf of the Company composed of three members, which shall consider and report to the Board with respect to plans for corporate expansion, capital structure and long-range financial requirements, have the authority to select banks or other repositories and short term investment of the funds of this corporation, set the terms and conditions for the issuance and sale of debt or securities of this corporation, including without limitation the selection of underwriters or selling agents and finders and the compensation of the same, within limits on aggregate amount, class of security and price set by the full Board of Directors of this corporation; and that the initial members shall be Andrew Green, Anthony Silverman and Stanley L. Schloz; and
               o the Company moved its corporate headquarters to its office in Suwanee Georgia.

         On June 11, 2007, the Company entered into a six-month Consulting and Development Agreement with a Medical Doctor to provide consulting and expertise services to the Company. The Company agreed to a monthly fee of $2,500, payable in common stock. This contract may be terminated by either party upon a 60 days' prior notice.

CONVERTIBLE NOTES PAYABLE

         During June 2007, we issued a Convertible Promissory Note in an aggregate principal amount of $100,000. This Convertible Promissory Note is due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. This note was a continuation of the offering we began in May 2007.

         In June 2007, the Company's Board of Directors also approved a private placement wherein the Company will attempt to raise $2,000,000 through the issuance of two year, 6% promissory notes convertible into common stock at a price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share.

RESEARCH AND DEVELOPMENT AGREEMENTS

         None.

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

         All references to "we," "our," "us," "the Company", or "Oncologix" refer to Oncologix Tech, Inc. and its subsidiaries.

         On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech. Inc. In addition, we increased our authorized shares of common stock to 200,000,000 from 100,000,000 and increased the number of shares of common stock allocated to the 2000 Incentive Stock Plan to 7,500,000 from 5,000,000. In June 2007, we moved our corporate headquarters from 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI 49546 to 3725 Lawrenceville-Suwanee Rd., Suite B-7, Suwanee, GA 30024.

         This report should be read in conjunction with our Annual report on Form 10-KSB for the fiscal year ended August 31, 2006 and our Current Report on Form 8-K as filed on June 1, 2007.

OVERVIEW

         We were formed in 1995 as a New Jersey corporation, under the name "Wavetech, Inc."; changed our corporate domicile to Nevada in December 1997, by merging into a Nevada corporation named, "Interpretel International, Inc." and subsequently changed our name to "Wavetech International, Inc." and then, in 2000, to "BestNet Communications Corp". Our business at the time was to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet.

         Our telephone business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of that business. During January 2007, we entered into an agreement to sell those assets for an aggregate of $60,000, plus the amount of receivables generated and deposits made prior to January 31, 2007. We completed the sale of that business During February 2007. The discontinuation of the telephone business segment has been recorded separately in the accompanying condensed consolidated financial statement.

         We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. The principal item acquired from JDA was a Master License Agreement, granted to JDA by the University of Maryland, Baltimore (the "University") in September 2003 covering an innovative technology for treating soft tissue cancers embodied in a device called the "Oncosphere". On January 22, 2007, we changed our name to Oncologix Tech Inc., to reflect our entrance into this new business. At present, our only business is to continue the development of the Oncosphere. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-7, Suwanee, Georgia, 30024 telephone (770)831-8818.

CRITICAL ACCOUNTING POLICIES

         "Management's Discussion and Analysis or Plan of Operation" ("MD&A") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in MD&A. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

         Carrying value of long lived assets. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment as well as other long lived assets. We record property and equipment at cost with depreciation provided for on the straight-line method over the estimated useful lives of the related assets. Impairment loss, if any, is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.

         Stock based compensation. Effective September 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, employee compensation cost recognized in fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation expense is recognized as a component of general and administrative expense in the Statement of Operations. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. Expected volatility is based primarily on historical volatility. Historical volatility is computed using weekly average pricing observations for an applicable historic period. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options.

         Deferred tax assets. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. To date, we have fully reserved for our deferred tax assets based primarily on our history of recurring losses.

         Reserves related to pending or threatening litigation. We previously had a dispute with Softalk, which is more fully described in the notes to our financial statements. This dispute had been dormant and accordingly, we did not recognize a liability for this dispute in fiscal 2006 or fiscal 2007. We believe any potential future activity related to this dispute has been resolved based on a Settlement Agreement and Mutual Release dated June 20, 2007 whereunder Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

         Allocation of assets acquired and liabilities assumed in the acquisition of JDA. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value allocated to the purchased in-process research and development costs requires forward looking, income-based models, in which we utilized the discounted cash flow method to project cash flows. We estimated that cash flows from our product would commence in the third quarter of fiscal 2010. If our project gets delayed, this could affect the discounted future cash flow and reduce the value of the acquired in-process research and development. Additionally, projected revenue was derived from amounts currently being reimbursed by Medicare. Should those reimbursement amounts change significantly, this could adversely affect how we value current and future acquired in-process research and development costs.

GENERAL DISCUSSION

Medical Device Business

         On July 26, 2006, we entered into the medical device business, which is now in the pre-clinical testing phase. We anticipate a total expenditure of approximately $23,000,000 over the next three year period for the activities we believe will be necessary to enable us to develop, obtain FDA approval for, and market the Oncosphere product to the public. These expenditures are expected to include approximately $5,000,000 through feasibility approval, $1,000,000 to pivotal approval and $17,000,000 to commercialization. Since we anticipate no funds from operations, we will be required to raise all necessary funds from equity investors or lenders. The form and availability of the financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that funding will be available as required, or on terms acceptable to us.

Telephone Business

         As previously discussed herein we have disposed of our telephone business during the second quarter of fiscal 2007. The historical operations and disposition of the telephone business has been reported as discontinued operations within the accompanying financial statements for all periods presented.

PLAN OF OPERATION

         We are developing a brachytherapy (radiation therapy) device, called the Oncosphere System, for the advanced medical treatment of soft tissue cancers, with the first application expected to be the treatment of liver cancer. The Oncosphere System is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue.

         The change in our business from providing telephone services to developing a medical device has resulted in our becoming a development stage entity. Substantially all of our efforts are now directed at the funding and completing that development. Consequently, we have moved our corporate headquarters to our office in Suwanee, Georgia, where the development work is being coordinated.

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

          As of the date of this report, we will need approximately $5,000,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to complete the Development Phases of our Oncosphere System and take us through a human feasibility clinical study as well as funding corporate overhead during that same time period. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

      Our medical device business is in the development stage. Our present activities consist of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct a clinical study of the Oncosphere feasibility clinical study of the Oncosphere. To do so, we must first conduct a number of engineering and animal clinical studies and evaluations to collect information to support our IDE application to the FDA. This effort is now expected to take approximately 12 months. We expect the $6,000,000 we have agreed to commit to this effort will be sufficient to take us through our human feasibility clinical study, but we cannot be certain that costs will not exceed this amount.

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

     This phase will conclude with the completion of a report of an animal study that meets industry and scientific standards to support the submission of an IDE to the FDA requesting approval for a "pivotal clinical trial". Efforts to complete this phase are currently underway. Completion of this phase is expected to occur by the end of fiscal 2008.

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

     We have revised our original clinical study plan to include a feasibility clinical study prior to the initiation of a "pivotal clinical trial". The feasibility clinical study will be limited to 10-20 patients at 2-4 clinical centers to evaluate the safety of the Oncosphere product. Upon completion of the enrollment of this limited number of patients and subsequent follow-up, we plan to submit an additional IDE requesting the initiation of a "pivotal clinical trial" will be submitted by Oncologix to the FDA. This Phase will be completed when the FDA issues a letter granting approval or conditional approval for a Pivotal Clinical Trial. Management estimates that this will occur in the second half of 2008. Such a letter will constitute FDA consent to treat a group of patients on an experimental basis and if successful in that effort, we will then be able to request FDA approval to market the Oncosphere to all patients with specified diseases under a PMA.

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

         Our medical device business is located at our corporate headquarters, occupying approximately 2,000 square feet, in two suites, of leased office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024. The lease requires a monthly rent of $2,568 and expires on July 31, 2008. In addition, we occupy approximately 150 square feet of office space in North Carolina for use by our Chief Scientific and Medical Officer, Andrew S. Kennedy, MD, under a lease that expires on February 29, 2008 and requires a monthly rent of $1,150.

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

Significant changes in the number of employees.

         We currently employ nine full time employees, our Chief Financial Officer, who is located at our office in Michigan, six who are employed by our subsidiary in Georgia, including our Chief Executive Officer, Chief Operating Officer, Director of Radiation Operations and Safety, Project Director, Director of Reglatory Affairs and an Administrative Assistant, our Chief Scientific and Medical Officer who is located in Cary, North Carolina, and our Chairman of the Board, is located in Scottsdale, Arizona. We do not anticipate hiring employees until we complete the Pre-Clinical Testing Phase and approach the commencement of the pivotal clinical trials of our Oncosphere System.

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2007 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2006

General and Administrative Expense

         General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, payroll and related expenses, Directors and Officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web hosting expense, phone licenses, customer support salaries, and commodity and excise taxes.

         General and administrative expense increased to $392,363 during the three-month period ended May 31, 2007, from $103,602, an increase of 279% or $288,761 from the comparable period in fiscal 2006. Cash based compensation expense increased to $83,644 during the three-month period ended May 31, 2007, from $30,081 during the comparable period in fiscal 2006. This increase was due to increased compensation from an increase in personnel as well as increased total Director compensation since the number of Directors was increased. Stock-based compensation expense increased to $147,611 during the three-month period ended May 31, 2007, from $30,877 during the comparable period in fiscal 2006. This increase is due primarily to our implementation of SFAS 123(R) during fiscal 2007 as well as the issuance of stock and options for services. Travel and entertainment expense increased to $38,320 during the three-month period ended May 31, 2007, from $1,357 during the comparable period in fiscal 2006. This increase was due primarily to travel associated with the Medical Device Business, which the Company did not have in the third quarter of fiscal 2006. Legal and accounting expense increased to $94,407 during the three-month period ended May 31, 2007, from $16,488 during the comparable period in fiscal 2006 due primarily to additional legal and accounting services associated with the new Medical Device Business. Rent expense increased to $14,619 during the three-month period ended May 31, 2007, from $879 during the comparable period in fiscal 2006 as a result of adding office space associated with our Medical Device Business. Outside services increased to $11,202 during the three-month period ended May 31, 2007, from $1,357 during the comparable period in fiscal 2006 as a result of increased press releases and SEC filings associated with our Medical Device Business.

         General and administrative expense increased to $996,095 during the nine-month period ended May 31, 2007, from $298,969, an increase of 233% or $697,128 from the comparable period in fiscal 2006. Cash based compensation expense increased to $208,870 during the nine-month period ended May 31, 2007, from $77,583 during the comparable period in fiscal 2006. This increase was due to increased compensation from an increase in personnel as well as increased total Director compensation since the number of Directors was increased. Stock-based compensation expense increased to $265,280 during the nine-month period ended May 31, 2007, from $44,619 during the comparable period in fiscal 2006. This increase is due to our implementation of SFAS 123(R) during fiscal 2007 and the issuance of stock and options for services. Travel and entertainment expense increased to $70,359 during the nine-month period ended May 31, 2007, from $4,283 during the comparable period in fiscal 2006. This increase was due primarily to travel associated with the Medical Device Business, which the Company did not have in the third quarter of fiscal 2006. Legal and accounting expense increased to $321,862 during the nine-month period ended May 31, 2007, from $101,142 during the comparable period in fiscal 2006 due primarily to additional legal and accounting services associated with the Company's new Medical Device Business as well as researching the acquisition of the Medical Device Business. Rent expense increased to $35,043 during the nine-month period ended May 31, 2007, from $2,637 during the comparable period in fiscal 2006 as a result of adding office space associated with our Medical Device Business. Outside services increased to $23,471 during the nine-month period ended May 31, 2007, from $3,760 during the comparable period in fiscal 2006 as a result of increased press releases and SEC filings associated with our Medical Device Business. Other general and administrative expenses increased to $30,697 during the nine-month period ended May 31, 2007, from $5,810 during the comparable period in fiscal 2006 due primarily to additional office expenses of our Medical Device Business.

Research and Development Expense

          Research and development expense was $428,412 and $4,419,073 for the three and nine month period ended May 31, 2007, respectively. This expense was nil during the comparable periods during fiscal 2006. Research and development expense relates to our Medical Device Business, which was acquired during July 2006 and is in the development stage. Of the research and development expenses referred to above, $3,357,356 was recorded as acquired in-process research and development expenses incurred upon the release of 7,460,790 shares from escrow as a result of the completion of the "Development Phase" of our Medical Device Business and that amount was based on the market value of those shares at the time.

         Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase", as defined in the Merger Agreement between the Company and JDA (already released as stated below); (ii) 9,325,988 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the Clinical
Approval Phase.

         During the second quarter of 2007, our subsidiary's Chief Medical, Chief Executive and Chief Operating officers certified to our Board of Directors that the Development Phase had been completed. The 7,460,790 shares tied to that completion were accordingly released in the third quarter of 2007.

Depreciation and Amortization

         Depreciation and amortization increased to $5,849 during the three-month period ended May 31, 200, from nil in the comparable period in fiscal 2006. The increase in depreciation and amortization from fiscal 2006 to fiscal 2007 was the result of assets being acquired for our Medical Device
Business.

         Depreciation and amortization increased to $13,547 during the nine-month period ended May 31, 2007, from nil in the comparable period in fiscal 2006. The increase in depreciation and amortization from fiscal 2006 to fiscal 2007 was the result of assets being acquired for our Medical Device
Business.

Interest Income

         Interest income decreased to $3,874 during the three-month period ended
May 31, 2007, from $7,180, an decrease of 46%, or $3,306 from the comparable period in fiscal 2006. The decrease is the result of a note receivable to JDA which was paid off upon the acquisition of our Medical Device Business.

         Interest income increased to $8,002 during the nine-month period ended
May 31, 2007, from $7,848, an increase of 2%, or $154 from the comparable period in fiscal 2006. The increase is the result of increased interest bearing money market cash balances as well as a note receivable issued in fiscal 2006 which was paid off upon the acquisition of our Medical Device Business.

Interest and Finance Charges

         Consolidated interest and finance charges increased to $257,294 for the three-month period ended May 31, 2007, from $17,255, an increase in excess of 100% or $240,039 for the comparable period in fiscal 2006. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.

         Consolidated interest and finance charges increased to $859,222 for the nine-month period ended May 31, 2007, from $22,485, an increase in excess of 100% or $836,737 for the comparable period in fiscal 2006. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.

         A summary of interest and finance charges is as follows:

                                                Three Months Ended     Nine Months Ended
                                                       May 31,               May 31,
                                                -------------------   -------------------
                                                  2007       2006       2007        2006
                                                  ----       ----       ----        ----
Interest expense on nonconvertible notes ....   $ 12,857   $    381   $ 31,819   $  1,621
Interest expense on convertible notes payable     41,497      8,088    101,343     12,078
Amortization of note payable discounts ......    170,946      8,786    664,073      8,786
Other interest and finance charges ..........     31,994       --       61,987       --
                                                --------   --------   --------   --------
Total interest and finance charges ..........   $257,294   $ 17,255   $859,222   $ 22,485
                                                ========   ========   ========   ========

                                            24



Discontinued Operations

         Loss from discontinued operations decreased to nil during the three-month period ended May 31, 2007, compared to $49,839, a decrease in excess of 100% or $49,839 from the comparable period in fiscal 2006. Loss from discontinued operations decreased to $93,257 during the nine-month period ended
May 31, 2007, compared to $160,387, a decrease of 42% or $67,130 from the comparable period in fiscal 2006. These recurring losses were the reason behind the disposal of the telephone business segment. Operating results of our telephone business are summarized as follows:


                                                Three Months Ended        Nine Months Ended
                                                       May 31,                 May 31,
                                               ---------------------    ----------------------
                                                 2007        2006         2007         2006
                                               ---------   ---------    ---------    ---------
Revenue ....................................   $    --     $ 283,693    $ 351,568    $ 939,785
Cost of Revenue ............................        --       170,906      210,545      576,922
                                               ---------   ---------    ---------    ---------
    Gross margin ...........................        --       112,787      141,023      362,863
Other operating expenses ...................        --       162,626      234,201      523,250
                                               ---------   ---------    ---------    ---------
    Loss from discontinued operations ......   $    --     $ (49,839)   $ (93,178)   $(160,387)
                                               =========   =========    =========    =========

         Revenue from discontinued operations decreased during the three and nine month periods ended May 31, 2007 and 2006, primarily as a direct result of a decrease in minutes used by customers on our network and a shift of call volumes to less expensive routes. Cost of revenue decreased during the three and nine month periods ended May 31, 2007 and 2006, primarily as a direct result of a decrease in minutes used by customers on our network and a shift of call volumes to less expensive routes resulting in an improved margin. Cost of revenue included payments to wholesale carriers. Other operating expenses decreased as a result of cost saving measures implemented during fiscal 2007 as well as ceasing the business.

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

         On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device. We estimate that we will need approximately $23,000,000 to develop and take our medical device to commercialization.

         At May 31, 2007, we had cash and cash equivalents of $1,062,317. The
Company does not currently generate income, is in the development stage and does not expect to generate income from its planned medical device product. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

         In the second quarter of fiscal 2007, we received cash proceeds of $60,000 from the sale of our telephone business assets. In addition, we expect to obtain cash in the amount of approximately $70,000 through the return of various cash deposits we have made with various vendors to our Telephone
Business, as well as receivables collected for revenue generated up to the date of sale of the telephone business. The cash generated from this sale is expected to be applied to our general corporate expenses. During the third quarter of fiscal 2007, we received $30,000 of those deposits with the balance expected to be returned to us in the fourth quarter of fiscal 2007.

         We agreed, in our Merger Agreement with JDA, to provide $4,000,000 to fund the operations of Oncologix through the Clinical Approval Phase, which are described in more detail in our Form 10-KSB for the year ended August 31, 2006.
This amount was scheduled to be advanced in installments as follows:

                                       25

     o    $350,000 was advanced prior to the Merger, in March 2006
     o    $400,000 was advanced upon the Closing of the Merger.
     o $1,250,000 to be advanced in five payments of $250,000 each at the end of each of the five successive months commencing with August 2006, and
     o    $2,000,000 to be advanced at the end of January 2007.

          The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we delayed the final advance of $2,000,000, with such funding to be made in increments as needed in fiscal 2007. We have currently funded a total of $2,900,000 towards the Oncosphere project. We now estimate expenditures of approximately $6,000,000 through the Clinical Approval Phase, the $2,000,000 increases is due to the following: $1,000,000 due to an inclusion of a human feasibility clinical study; and an additional $1,000,000 which after recent testing, more rigorous than the original feasibility testing, it was revealed that a rate of radiation leaching (amount of radiation physically released from the spheres) from the microsphere surface was higher than anticipated, requiring a new design, changes in materials and further testing before any human feasibility clinical study can be undertaken. The feasibility study is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.

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

         As of the date of this report, we have raised $1,295,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share. Additionally we raised $600,000 from "accredited investors" in a private offering of Units, each consisting of a one-year interest-bearing promissory note, convertible after one year into shares of our common stock at a conversion price of $0.25 per share. We are presently seeking to raise an additional $2,000,000 through an offering to accredited investors of two-year, 6% promissory notes convertible into common stock at a price of $0.30 per share and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share. We then plan to seek additional funds, to an aggregate total of $2,000,000, under terms that have not yet been determined and will depend on market conditions at the time. Such additional financing may employ other forms of security (for example, we may offer common stock only) and any conversion or issue price for shares of common stock may be at a different rate.

          As of the date of this report, we will need approximately $5,000,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to complete the Development Phases of our Oncosphere System and take us through a human feasibility clinical study as well as funding corporate overhead during that same time period. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

         Risks and uncertainties associated with completing development on schedule, and consequences if not completed timely: We estimated that we will have cash flows from our product beginning in the third quarter of fiscal 2010. Significant delays, could affect future funding and market interest. The company must receive Pre-Market Approval from the FDA for the Oncosphere product in order to commercialize the product. There can be no guarantee of approval from the FDA. Alternatively, the process for FDA approval may be longer than projected in this plan which may materially affect the time required to commercialize the product. The Oncosphere product is also dependent upon radiation regulatory agencies. Potential suppliers and users of the Oncosphere product will be required to obtain the necessary licenses to receive, store and administer the radiation therapy. Delays in licensing or changes in licensing regulations could affect the acceptance of the Oncosphere product in the clinical study as well as the commercial settings. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect or ability to continue as a going concern.

         Below is a summary listing, as of July 3, 2007, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.


                                                      Accrued
 Due Date             Interest Rate        Amount     Interest    Total Owed    Convertible/Non-Convertible
 --------             -------------        ------     --------    ----------    ---------------------------

 7/15/2007               8.00%          $  350,000   $    4,833   $  354,833   Convertible at $1.00 per share
7/31/2007*              10.00%             200,000       21,315      221,315   Convertible at $0.20 per share
7/31/2007*              10.00%             200,000       12,493      212,493   Non-Convertible
7/31/2007*              10.00%              80,450         --         80,450   Convertible at $0.12 per share
7/31/2007*               8.00%             400,000        5,611      405,611   Non-Convertible
  9/1/2007               0.00%              25,000         --         25,000   IDE Submission
 9/15/2007              10.00%             150,000       26,462      176,462   Convertible at $0.20 per share
 12/4/2007               6.00%                --         69,961       69,961
  5/7/2008               8.00%             700,000       55,030      755,030   Convertible at $0.30 per share
                                        ----------   ----------   ----------

                                        $2,105,450   $  195,705   $2,301,155
                                        ==========   ==========   ==========

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2007, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

         During the period covered by this Report, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to have a material affect on our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         Our dispute with Softalk, previously reported, has been settled and resolved pursuant to a Settlement Agreement and Mutual Release dated June 20, 2007 whereunder the Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

         During May 2007, we issued eight Convertible Promissory Notes in an aggregate principal amount of $600,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $437,000 related to these notes. During the first nine months of fiscal 2007, $23,928 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature.

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


Dated: July 20, 2007                        ONCOLOGIX TECH INC.


                                            By:  /s/  Andrew M. Green
                                               --------------------------------
                                                      Andrew M. Green,
                                                      Chief Executive Officer
                                                      and President

                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz,
                                                      Chief Financial Officer