Form 10KSB
period 2007-08-31
Oncologix Tech Inc.
filed 2007-12-14
CIK 799694

================================================================================
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                    For the fiscal year ended August 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from            to           .
                                           ----------    ----------

                         Commission File Number: 0-15482

                              ONCOLOGIX TECH, INC.
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

                    3725 Lawrenceville-Suwanee Rd., Suite B-4
                                Suwanee, GA 30024
                     --------------------------------------
                    (Address of principal executive offices)

                                 (770) 831-8818
               --------------------------------------------------
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

     Issuer's revenues for the fiscal year ended August 31, 2007: $0.

     The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 12, 2007 was approximately $24,872,704 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

     The number of shares of Common Stock outstanding as of November 12, 2007 was 71,064,868.

                       Documents Incorporated By Reference

         Certain exhibits are incorporated in Item 13 by reference to other reports and registration statements of the issuer which have been filed with the Securities and Exchange Commission.



--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS





                                     PART I


Item 1      Description of Business.......................................    2
Item 2      Description of Property.......................................   13
Item 3      Legal Proceedings.............................................   14
Item 4      Submission of Matters to a vote of Security Holders...........   14


                                     PART II


Item 5      Market for Common Equity and Related Stockholder
            Matters and Small Business Issuer Purchases of Equity
            Securities....................................................   14
Item 6      Management's Discussion and Analysis or Plan of
            Operation.....................................................   20
Item 7      Financial Statements..........................................   35
Item 8      Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure...........................   36
Item 8A     Controls and Procedures.......................................   36
Item 8B     Other Information.............................................   36


                                    PART III


Item 9      Directors, Executive Officers, Promoters, Control
            Persons and Corporate Governance;
            Compliance With Section 16(a) of the Exchange Act.............   36
Item 10     Executive Compensation........................................   39
Item 11     Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters....................   44
Item 12     Certain Relationships and Related Transactions, and
            Director Independence.........................................   45
Item 13     Exhibits......................................................   47
Item 14     Principal Accountant Fees and Services........................   49

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain statements, that are not descriptions of historical facts, are forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as Amended. These statements relate to future events, including the future financial performance of Oncologix. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements reflect management's expectations and estimates as of the date of this report. Consequently, actual results may differ materially from these projected in the forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks, uncertainties and other matters discussed below under "CAUTION" and elsewhere in this Annual Report on Form 10-KSB and in other periodic reports filed with the U.S. Securities and Exchange Commission. These factors may cause actual results to differ materially from any forward-looking statements. Oncologix is not undertaking any obligation to update any forward-looking statements contained in this report

         All references to "we," "our," "us," "Oncologix," or the "Company" refer to Oncologix Tech, Inc., and its predecessors and subsidiaries, including Oncologix Corporation.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         While we were formerly in another, unrelated business (described below) our present business is the development of a medical device for brachytherapy (radiation therapy), called the "Oncosphere" (or "Oncosphere System"), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer.

         We were originally formed in 1995 as "Wavetech, Inc." a New Jersey corporation and changed our corporate domicile to Nevada in December 1997, by merging into a Nevada corporation named, "Interpretel International, Inc." We subsequently changed our name, first to "Wavetech International, Inc." and then, in 2000, to "BestNet Communications Corp." Our business at the time was to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet. That business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of that business and sold it during February 2007. The discontinuation of the telephone business segment has been recorded separately in the accompanying consolidated financial statement.

         We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. Presently our only business is to continue the development of the Oncosphere. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818.

         JDA had been organized as a Maryland corporation in 2003 by Andrew S. Kennedy, MD, David van Echo, MD, and Mr. Jeff Franco for the commercial exploitation of an innovative technology (described below) for treating soft tissue cancers. Dr. Kennedy, Dr. van Echo, and others, invented that technology while associated with the University of Maryland, Baltimore (the "University"), which paid for the research and development effort and which owns the technology. The principal asset we acquired from JDA is the Master License Agreement (described below), covering that technology, that was granted to JDA by the University. The University has applied for patents on the licensed technology which are still pending. No patents have yet been issued and there is no assurance that any patents will be issued. If the applications are denied, we will have no legal protection for the intellectual property embodied in the technology and it will become available to others. See "Intellectual Property Risk," below.

         From the time that JDA entered into the Master License Agreement, in September 2003, until it was acquired by us in July 2006, its activities were limited to the development of software ancillary to the licensed technology and pursuing sources of financing. We expect this medical device business to remain in the development stage for up to three years after the date of this Report.

         Under the terms of the JDA acquisition, we became obligated to apply up to $4,000,000 to the operations of Oncologix. However, completion of product development, obtaining FDA approval, manufacturing and marketing the product will require substantial additional financing. See "CAUTION" and "MANAGEMENT'S DISCUSSION AND ANALYSIS" elsewhere in this Report.

CAUTION

         Anyone considering an investment in our company should read this report carefully, noting the descriptions of the various risks and uncertainties involved in our business, including but not limited to the following:

         Need for Additional Capital. We will need substantial funds to complete the development, manufacturing, and marketing of our potential future products. Since our inception we have been dependent on obtaining operating capital from private investors, including one present and one former Director. We are in the process of seeking funds for our medical device business from private investors, but there are no assured sources of additional financing nor is there any assurance of success in that regard. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings or from other sources. We now estimate the need to raise at least $4,300,000 of additional funding to meet anticipated expenditures for the next twelve months. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, the ownership interests of existing shareholders may be diluted. Our failure to generate adequate funds would severely harm our business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS" below in this Report.

         Reliance on Anthony Silverman's Financial Assistance. Since October 22, 2003, we have relied substantially on the advice and assistance of Mr. Anthony Silverman, a former member of our Board of Directors, in structuring our financing, identifying sources of funding and acting as such a source himself. Mr. Silverman and his affiliates own 6,433,484 shares of our common stock (approximately 8.86 % of the voting stock) and he has advanced a total of approximately $855,450 to the Company in short-term debt. Although we believe that Mr. Silverman presently intends to continue rendering such assistance and to extend the payment date of that short-term debt as may be necessary, there is no assurance that this assistance or payment extension will continue as before.



         Short Term Indebtedness. the following table summarizes our required minimum cash payments for the next 12 months, as of August 31, 2007, including our short-term notes payable, short-term convertible notes payable and their respective due dates To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

                                                             Accrued
          Due Date   Interest Rate           Amount         Interest**       Total Owed     Convertible/Non-Convertible
          --------   -------------           ------         ----------       ----------     ---------------------------
         12/4/2007      6.00%                   $ -          $ 69,961            69,961   Annual interest payment, 6% notes
                                                                                             issued Dec 2006 to Feb. 2007
        12/31/2007      10.00%              150,000            17,726           167,726   Convertible at $0.20 per share
       01/14/2008*      10.00%              200,000            30,466           230,466   Convertible at $0.30 per share
       01/14/2008*      10.00%              200,000            21,334           221,334   Non-Convertible
       01/14/2008*      10.00%               80,450                 -            80,450   Convertible at $0.12 per share
                                                                                             interest paid monthly
       01/14/2008*      8.00%               400,000            20,252           420,252   Non-Convertible
         1/15/2008      8.00%               350,000            18,948           368,948   Convertible at $0.20 per share
          5/7/2008      8.00%               700,000            54,855           754,855   Convertible at $0.25 per share
                                    ----------------  ----------------  ----------------

                                        $ 2,080,450         $ 233,542       $ 2,313,992
                                    ================  ================  ================

*    Debt held by Anthony Silverman, a former member of our Board of Directors

**   Interest calculated to maturity

         Software Requirement. To be used to its full advantage, the Oncosphere should be used together with software developed and owned by others that is expected to provide oncologists with a pre-treatment plan or post-treatment verification of microsphere delivery of radioactive isotopes. This software is presently, and we believe will be in the future, available to facilities using the Oncosphere in the treatment of patients (such as hospitals, physicians' offices and the like) on a commercial license basis. While we believe, based on Management's knowledge of the industry, that if the software should no longer be available from the dominant supplier, other software firms will be capable of and willing to supply the need, this matter will not be under our control.

         Technology Uncertainties. Our business is subject to the risks inherent in any new technology company, including that our technology-based product will not function as we expect, that successful commercial development may take substantially more time and effort than anticipated, that we may run out of funds before development is complete and that a competitor's product may come to the market before we are able to do so. See "OUR MICROSPHERE PRODUCT" and "MANAGEMENT'S DISCUSSION AND ANALYSIS" below in this Report.

         Reliance on Key Personnel. Our success will largely depend upon the experience, abilities and continued services of our executive officers and key scientific personnel. If we lose the services of any of these officers or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales, and manufacturing personnel and our ability to develop and maintain relationships with key individuals in the industry. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel.

         Going Concern Qualification. We have disclosed in our financial statements that they were prepared under the assumption that the Company will continue as a going concern. We have incurred losses from operations over the past several years and anticipate additional losses in the future. Additionally, as a result of the acquisition of JDA and the associated License Agreement with the University of Maryland, as described under "BUSINESS" and in our Notes to Financial Statements included a part of this Report, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. Our independent auditors have included language in their report included on our 2007 financial statements that indicates that these matters raise doubt about our ability to continue as a going concern. Our ability to

                                       4

continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial sources where possible. The going concern qualification increases the difficulty of meeting such goals.

         Uncertainties Regarding Healthcare Reimbursement and Reform. Our ability to commercialize products depends in part on the extent to which healthcare services and products are paid by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business could be harmed if healthcare payers and providers implement cost-containment measures and governmental agencies implement measures that reduce payment to our customers for their use of our products.

         Industry Intensely Competitive. The medical device industry is intensely competitive. We will compete with both public and private medical device, biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business will not benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

         Intellectual Property Risk. Our ability to obtain and maintain patent and other protection for our products will affect our success. We have exclusive licenses to technologies subject to patent applications in the U.S. and four foreign countries. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Our patent rights, if granted, may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors. We cannot patent our products in all countries or afford to litigate every potential violation worldwide. Because of the large number of patent filings in the medical device and biotechnology field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not be issued that would harm our ability to commercialize our products and product candidates.

         Exposure to Product Liability Claims. Our design, testing, development, manufacture, and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain and, in the future, we may be unable to obtain coverage on acceptable terms, if at all. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

         Exposure to Environmental Risks. Our business involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material equipment failure; or vendor or operator error; or due to the very nature of the product's short half-life. Although we believe that when we become operational, our safety procedures for handling and disposing of such materials will comply with state and federal standards there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the respective manufacturing facility for an extended period. By law, radioactive materials may only be disposed of at state-approved facilities. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

         Uncertain Value of Our License from the University. Although we believe that the patent pending on our licensed technology has significant value, we cannot be confident that other similar technology does not exist or will not be discovered, or that any patents, if granted, will be enforceable.

         Uncertainty as to our Ability to Initiate Operations and Manage Growth. Our efforts to commercialize our medical products will result in new and increased responsibilities for management personnel and will place a strain upon our management, financial systems, and resources. We may be required to continue to implement and to improve our management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations.

         Valuation of JDA. The common stock and additional paid-in capital shown in the financial statements included as a part of this Report reflects a value of $4,604,893 for our acquisition of JDA, which was based on the market price of our Common Stock on the date of that acquisition. There is no assurance that revenue in that amount will ever be realized in the acquired business.

         Market Overhang. We are in the process of registering for resale to the public of up to 6,746,684 shares of our common stock. All of those shares, and 20,117,629 more that are not being registered, are believed to be eligible for resale pursuant to Rule 144 of the Securities and Exchange Commission. These shares were purchased from us in private financings. The resale of any of these shares may cause a decline in the public trading price of our common stock.


OUR MICROSPHERE PRODUCT

         The following terms which are used throughout this Report have the following meanings:

         "Brachytherapy" refers to the process of placing therapeutic radiation sources in or near diseased tissue.

         "CE Mark" refers to approval from authorities in the European Union to sell a medical product commercially within the European Union.

         "FDA" refers to the United States Food and Drug Administration.

         "FIM Study" (also known as a Feasibility Study) refers to the "first in man" clinical trial of a medical product; the FIM Study for the Oncosphere System is planned to enroll up to ten human patients at two hospitals to provide initial safety and feasibility data.

         "Investigational Device Exemption" or "IDE" refers to a procedure whereby the FDA grants permission to test a new product with human patients in the United States.

         "Micro-arterial brachytherapy" refers to the delivery of radiation into or near a tumor through the artery carrying the blood supply to the tumor.

         "Microsphere" refers to a spherical microparticle, approximately one-quarter the width of a human hair, capable of containing or binding a radioisotope for the purpose of delivering radiation treatment directly to a tumor through the system of arteries (vasculature) supplying blood to the tumor. Our product is an innovative version of a microsphere that we call the "Oncosphere."

         "Pivotal Clinical Trial" refers to a large, controlled clinical study intended to provide the safety and effectiveness data to support a request for approval from the FDA to sell a product commercially.

         "Pre-Market Approval" or "PMA" refers to the granting of a permit by the FDA to market a product to the public. It requires submitting information about the design and manufacture of the product to FDA along with clinical data to support the approval of a device. It also includes a description of the manufacturer's quality control system to ensure compliance with FDA manufacturing, marketing, and design regulations. The term "PMA" is sometimes also used to refer to an application for such a permit.

Our Microsphere Product

         Our product, embodying the technology licensed to us by the University, is a microsphere called the "Oncosphere." Its intended use is as a means of micro-arterial brachytherapy in the treatment of soft tissue cancer tumors in the liver. Soft tissue tumors are connected to the blood supply and this kind of therapy is administered through the patient's blood supply system.

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

         Currently the standard treatment for patients with advanced cancerous tumors is chemotherapy, which is not specific to (that is, does not discriminate as to) various types of cancer and has side effects that damage or destroy many normal cells as well as the cancer cells. Thus, chemotherapy may result in additional illness and even death. High doses of chemotherapy have typically resulted in extended, unpleasant and sometimes life-threatening hospital stays. Patients often require expensive, invasive medical attention before they recover and are discharged to their homes.

         An alternative therapy, radiation, is most often administered by delivering a beam from outside of the patient's body ("external beam radiation") through the patient's body to the cancer tumor. Cells do not become resistant to radiation as they do to chemotherapy. Therefore, radiation delivered to the cell in sufficient doses will cause the death of the cell. However, because the radiation originates from outside the body, the healthy tissues surrounding the tumor and those between the source and the tumor also receive radiation and suffer damage that can cause significant adverse side effects.

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

         We believe that when the development of the Oncosphere has been completed and it is approved by the FDA and used in the treatment of patients, it will have significant competitive advantages over microspheres now in the market. Currently available microsphere products have shortcomings that have limited their widespread adoption in the treatment of cancer patients. The Oncosphere design is intended to overcome those limitations because it includes the following features:

         1) Microsphere Imaging. The Oncosphere includes a beta-emitting radioisotope for killing tumor cells and a gamma-emitting radioisotope for imaging. Imaging provides the ability to verify that the radiation has been delivered to the cancer tumor and not to healthy tissue. Microspheres currently on the market do not provide this capability.

         2) Dose Planning and Verification. There are three critical steps in radiation therapy; pre-treatment planning, dose prescription and post-treatment verification of brachytherapy already performed. The first two steps as currently performed rely on rough estimates and are not sufficiently defined to conform to prevailing oncology standards of care. Accurate, scientifically-based pre-treatment planning and dose prescription require software planning systems that are not available for microspheres currently on the market. Furthermore, post-treatment verification is not possible with currently available microspheres because they are not capable of implanting the gamma-emitting isotopes that permit imaging. We believe that certain currently available software, as described below, will provide the capability for improved performance of the first two steps. We also believe that the Oncosphere's gamma-emitting isotope will provide a capability for post-treatment verification.

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

         4) Production. Currently available microspheres are manufactured by a process that requires a costly nuclear reactor, which limits the number of doses that can be produced each year. The Oncosphere will be manufactured with chemical processes, which will permit production in greater quantities at lower costs than currently available microspheres. These chemical processes will afford greater flexibility in the manufacturing of the doses as they will permit the use of multiple manufacturing locations and existing nuclear pharmacy facilities, and facilitate the customization of radiation doses, and the scaling of production quantities to match market demand.

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

         The current reimbursement rate for brachytherapy technologies as published by the Center for Medicare and Medicaid Services (CMS) is approximately $14,000 per treatment (and is proposed to be $11,700 as of January 1, 2008). However, reimbursement rates can change (increase or decrease) from time to time and the revenue and gross profit margins derived from the sale of microspheres, including the Oncosphere, may fluctuate accordingly. The physician using the Oncosphere may, however, obtain approval for additional reimbursement based on the additional product features and benefits described above.

         We intend to focus our initial marketing efforts, after final FDA approval is obtained, on the treatment of secondary liver cancer. "Secondary" liver cancer is distinguished from "primary" liver cancer in that primary cancer starts within the liver while secondary cancer has spread (metastasized) from another area, such as the colon or breast, to the liver. The primary form is most prevalent in relatively less-developed areas of the world, such as Asia and Africa, while the secondary form predominates in highly developed areas such as North America and Europe. Patients afflicted with secondary liver cancer often die within six months of diagnosis. Patients treated with other microspheres, now available in the market, have been known to survive for more than one year, with the cause of death often being the source cancer rather than the secondary liver cancer. Anticipated goals for treatment with the Oncosphere (if and when approved for use) will be considered to have been met if the liver cancer is stopped or its progression slowed or reversed, affording the patient an extension of life, a more comfortable life and more time for treatment of the source cancer.

         The current reimbursement rate for brachytherapy technologies as published by the Center for Medicare and Medicaid Services (CMS) is approximately $14,000 per treatment ($11,700 after January 1, 2008). However, reimbursement rates can change (increase or decrease) from time to time and the revenue and gross profit margins derived from the sale of microspheres, including the Oncosphere, may fluctuate accordingly. The physician using the Oncosphere may, however, obtain approval for additional reimbursement based on the additional product features and benefits described above.

DEVELOPMENT STAGE OPERATIONS

         Our medical device business is in the development stage. Our activities have consisted of conducting the studies and tests necessary to obtain data to support an application to the FDA for authorization (an "Investigational Device Exemption" or "IDE") to conduct clinical trials of the Oncosphere that will in turn provide data on its safety and effectiveness in support of a Pre-Market Approval (PMA) from the FDA. A PMA will permit us to market the Oncosphere to the U.S. public. Additionally, this data will be used in support of applications to the regulatory authorities in the European Union in support of a request to market the Oncosphere product in those countries.

         We believe that we have succeeded in developing a new design as a solution to a previously announced design and materials problem which occurred with the original product design. Our business is nevertheless still subject to the risks that our technology-based product will not function as we expect, that successful commercial development may take substantially more time and effort than anticipated, that we may run out of funds before development is complete and that a competitor's product may come to the market before we are able to do so.

         The total development effort (described in greater detail below) is expected to take approximately one year from the date of this Report. We now estimate that we will need at least $4,300,000 (including costs incurred in raising money) to complete development but we cannot be certain that actual costs will not exceed this amount. As described under "Management's Discussion and Analysis" we believe that an average of approximately $360,000 per month will be required to be applied to anticipated operational expenditures for the next twelve months. We expect an additional $12,700,000 (a total of $17,000,000) will be required to enable us to market the Oncosphere to the public in the United States. Because we anticipate no funds from operations during this period, we will attempt to raise all necessary funds from equity investors or lenders. The form of any financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that adequate funds will be available as required.

         Based on the previous experience of Oncologix management in the development of radiation medical devices and in obtaining FDA, European, and radiation regulatory approvals, we believe that we have or can readily obtain all of the resources necessary to complete the required studies and evaluations. We employ outside contractors to perform various tasks and studies. While the required expertise is highly specialized, it is available from a number of sources and no difficulty is expected in identifying and engaging qualified contractors.

         The work necessary to support an application to the FDA for an IDE is generally divided into the three phases described in the following paragraphs.

         Product Design and Manufacturing Feasibility. This phase was completed for the original product design and for the new design discussed above under "Development Stage Operations." In completing this phase, we: (A) established a microsphere specification and design that meets the user requirements as defined in our Product Requirements Document; (B) demonstrated that lots can be manufactured at pilot plant scale (i.e., in quantities large enough to support an animal study and a pivotal clinical trial); and (C) completed a preliminary manufacturing plan, based on reasonable assumptions and data that support a commercially acceptable cost basis for commercial quantities.

         Pre-Clinical Testing. We are presently engaged in this phase, in which animal experimentation is conducted to generate test results to verify the design against its "product (user) requirements" and to identify the hazards of its use in a risk analysis. This testing is required under both FDA and European Standards governing the initiation of a clinical trial for medical devices and is a necessary part of good engineering development and safety. These results must be included in the IDE submission to the FDA. The trial design and final specifications should be based on discussions with and preliminary advice from the FDA. More specifically, the purpose of the animal study is to: (A) confirm that radiation effects from the microspheres result in the expected local effect in the liver, without adversely affecting other tissues or organs; (B) document and describe any acute and/or chronic adverse events; (C) document and describe the feasibility of the delivery of microspheres to the liver without "spilling over" or "drifting" of the microspheres to other places in the body where their effect would be harmful (this study is done by examining each organ of an animal that has been used to test the product); and (D) document and describe any potential liver toxicity.

         The animal study protocols defined the following specific objectives to evaluate the general goals described above:

         1. Evaluation of the functionality of the system components, the compatibility with standard interventional products and procedures, and the delivery of the microspheres to the liver.
         2. Evaluation of the ability to deliver the microspheres via fluoroscopy.
         3. Evaluation of the distribution of microspheres in the liver and other organs via gross pathology of organs and histology of tissues, with specific determination of microsphere deposition patterns, cluster analyses, and location of implantation within the hepatic parenchyma.
         4. Evaluation of the ability to image the microspheres post-delivery.
         5. Evaluation of the bioavailability of free and/or bound Y-90 and In-111 in the first 30 days (10 half lives).
         6. Evaluation of the effects of the microspheres and radiation on the liver, adjacent tissues, and possible target organs (e.g., gastrointestinal tract, lungs, etc.) in the first 90 days.

         The animal studies to date using a rabbit model have provided the data required to meet the first four of those objectives. The two remaining objectives will require an additional animal study, because the rabbit proved to be an inadequate model for these objectives. Studies to achieve these two objectives are now planned to be completed with a different animal with an anatomy of the liver vasculature (blood vessels) that more closely reflects the human vascular anatomy than the rabbit. We expect to select the animal and do an initial test with it during December 2007 and to complete animal testing during January 2008.

         This phase will conclude with the completion of a report(s) of an animal study that meets industry and scientific standards to support the submission of an IDE to the FDA requesting approval for a clinical trial.

         Clinical Approval. In this phase, the IDE submission is prepared and submitted to the FDA, and an approval to start the "pivotal clinical trial" is granted. The IDE can be compiled and submitted when the design verification is completed in the Pre-Clinical Testing Phase. The FDA responds to IDE submissions within 30 days with an approval, conditional approval, or disapproval. An approval or conditional approval will allow us to begin the treatment of patients in the "pivotal clinical trial."

         We have revised our original clinical trial plan to include a feasibility clinical trial prior to the initiation of a "pivotal clinical trial." The feasibility clinical trial will be limited to ten patients at two clinical centers to evaluate the safety of the Oncosphere product. Upon completion of the enrollment of this limited number of patients and subsequent follow-up, we plan to submit an IDE supplement requesting the initiation of a "pivotal clinical trial" to the FDA. This Phase will be completed when the FDA issues a letter granting approval or conditional approval for a Pivotal Clinical Trial. Management estimates that this will occur in the second half of calendar 2008. Such a letter will constitute FDA consent to treat a group of patients on an experimental basis and, if successful in that effort, we will then be able to request FDA approval to market the Oncosphere under a PMA. Management estimates that it will take approximately 18 months from the time the Pivotal Clinical Trial is approved to the time the PMA is approved by FDA.

         Our other activities during that time are expected to include participation by Dr. Andrew S. Kennedy, our Chief Medical and Scientific Officer, in scientific presentations and papers informing the medical community of the benefits of micro-arterial brachytherapy in general and in training physicians in its application. As progress is made, we will begin to develop manufacturing and marketing plans for the Oncosphere and will plan to obtain financing for the necessary personnel, facilities and other requirements for the conduct of a commercial business.

SOFTWARE

         To be used to its full advantage, the Oncosphere System should be used together with software developed and owned by others that is expected to provide oncologists with a pre-treatment plan or post-treatment verification of microsphere delivery of radioactive isotopes. This software is presently, and we believe will be in the future, available to facilities using the Oncosphere in the treatment of patients (such as hospitals, physicians' offices and the like) on a commercial license basis. We believe, based on Management's knowledge of the industry, that if the software should no longer be available from the dominant supplier, other software firms will be capable of and willing to supply the need.

         Upon our acquisition of JDA, we became its successor as a party to a certain Joint Development Agreement dated January 15, 2004, with Prowess Software and Xintek Associates, LLC. That agreement relates to certain software, initially developed by Dr. Andrew S. Kennedy (formerly of JDA and now one of our officers and directors) and Dr. Cedric Yu of Xintek Associates, to serve the purpose described in the preceding paragraph. That software, called the Microsphere Treatment Planning System ("MTPS"), is to be owned 20% by us (as successor to JDA), 20% by Xintek and 60% by Prowess Software. Prowess agreed to continue to develop the MTPS and JDA and Xintek each paid $10,000 to Prowess in consideration of the agreement. Each party to the agreement has the right to become a "reseller" of the MTPS at a mark-up and the final profit to Prowess from any sale of the MTPS is to be allocated among them according to their respective ownership of MTPS. There is no assurance that Prowess will succeed in its development efforts in obtaining FDA approval for MTPS.

         Notwithstanding that agreement, however, we have concluded that it will be in the best interests of the Company and any future customers if such customers were to seek equivalent software currently available in the market. However, accurate post-treatment dose verification will be available only with microspheres having a gamma (photon) emitting component which provides an imaging capability. The Oncosphere has this component but there is a risk that others may also develop the ability to include this feature in their products. Our gamma-emitting component is expected to be protected by the patents applied for by the University if and when the requested patents are approved.

         The software will have three uses or applications in performing brachytherapy with microspheres; pre-treatment planning, dose prescription, and post-treatment dose verification.

         In pre-treatment planning, images of the patient's liver and tumors, obtained through radiological scanning, are read into the software to ascertain their relative volumes and to calculate the radiation dose to be prescribed for the patient. The treating physician may also use already existing radiotherapy software to trace the liver and tumors, obtain their relative volumes and transfer the data to the software to calculate the dose.

         Post treatment with microspheres, the physican can obtain images that provide dose verification information; this information may be used to plan additional microshpere treatments. The gamma-emitting component of the Onosphere is intended to enhance this dose verification.

GOVERNMENT REGULATION

         Our activities in the development, manufacture and sale of cancer therapy products are and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. We are also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to test the device in human subjects through an IDE; the second is obtaining approval to market the device to the public for the treatment of specified diseases through a PMA. We plan to evaluate the Oncosphere System in humans in two stages: in a Feasibility Study first with up to ten patients in two hospitals and then, if the Feasibility Study is successful, in a Pivotal Trial with up to 200 patients at up to ten hospitals. Separate FDA approval will be required for each such stage.

         Our business involves the importing, exporting, design, manufacture, distribution, use and storage of beta- and gamma-emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as "Agreement States." In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially in the U.S., we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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


PLANS FOR PRODUCT APPROVAL AND MARKETING IN EUROPE

         Upon completion of our animal development and testing activities to obtain FDA approval for use and marketing of the Oncosphere in the United States, we plan to apply for similar approval in Europe. We expect to obtain European approval by December 2008, significantly earlier than FDA approval. The differences between FDA and European requirements are summarized as follows. The European system is based on a certified third-party regulatory authority. The governments of the member states of the European Union have agreed upon common regulations (Medical Device Directives) which were promulgated at the European level and translated into the regulations of each separate country. The Competent Authorities are the government bodies in control in the respective member states. Notified Bodies are third-party companies that are audited and certified by the Competent Authorities; the Notified Bodies can audit and review companies worldwide. A company wishing to place a product on the market in the European Union must contract with a Notified Body and have its quality system certified and request approval through the CE Marking process based on a tiered, risk-based system. Our product requires a full submission of the safety and feasibility data to the Notified Body before receiving a CE Mark. Since European regulations require safety and feasibility data (in contrast to Safety and Effectiveness data in the United States) it is possible that we may use some of our own clinical data from the FIM Study and data from the clinical literature on other products in support of the CE Mark. Once approved to apply the CE Mark, a product may be placed into commercial trade. Further evaluation of the product's effectiveness is usually carried out in post-market investigation by the physicians treating with the product. We anticipate that even if significant revenue is not derived from European marketing in its initial stages, the approval obtained will provide the opportunity to collect additional clinical effectiveness data and provide evidence of the effectiveness of the manufacturing and marketing systems of the company and enhance the credibility of the Oncosphere in the United States.

         Since inception, we have been developing a Quality System that conforms to the FDA and the European medical device standards. Currently, we plan to request review and certification by a Notified Body in mid calendar 2008. While there is no guarantee this certification will be granted, current management and staff have extensive experience in developing and implementing such Quality Systems and obtaining certifications.


COMPETITION

         We are aware of several companies that have developed competing products to address soft tissue cancers:

         MDS Nordion is a Canadian company whose microsphere product is named "Therasphere." The FDA approved Therasphere for limited use under a Humanitarian Device Exemption (HDE) on December 10, 1999 for the treatment of primary liver cancer. We believe that Nordion is attempting to collect data from patients treated under the HDE approval to support the submission of a request to the FDA for a PMA. Additionally, we understand that Nordion has received approval from the FDA in October, 2006 to initiate a clinical trial investigating the treatment of colorectal liver metastases (i.e., secondary liver cancer) with their Therasphere product. This trial may provide safety and effectiveness data that could support FDA approval of a PMA for a secondary liver cancer indication. We understand that approximately 200 doses of Therasphere were administered in 2002.

         Sirtex is an Australian company with approximately $11,000,000 in assets. Its microsphere product is named "SIR-Spheres." The FDA approved a PMA for SIR-Spheres on March 5, 2002 for treatment of colorectal cancer metastases in the liver (secondary liver cancer) concurrently with chemotherapy administered into the liver directly by means of a hepatic arterial pump. Approximately 400 doses of SIR-Spheres were administered in the year 2003, 900 doses in the year 2004 and 2,500 doses in the year 2005 worldwide.

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

         We have the exclusive worldwide right to make, have made, use, lease, offer to sell, sell and import products based on the technology embodied in the Oncosphere, generally known as "Instant Microspheres for Micro-arterial Imaging and Radiotherapy," subject to the terms of the License, including certain reservations of rights (which we do not believe are material) in the University and the U.S. Government. We may grant sublicenses and assign our rights under certain conditions.

         The License is subject to termination if we fail to perform under certain requirements of the License, including:

         (A) Making certain reports of our activities to the University;

         (B) Having, not later than September 16, 2008, submitted an IDE to the FDA, or other foreign equivalent; or, alternatively, having initiated a clinical trial in any country other than the USA ("initiated" means that the licensed product has been administered to the first human subject in the clinical study);

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

         (G) Pay royalties as follows: 2.5% of Net Sales on a semi-annual basis but a minimum of $10,000 for each year after commercial sales begin, and 25% of royalties received by us from sub licensees, subject to various adjustments and qualifications contained in the License.

         Our agreement to effect the $4,000,000 financing mentioned in (D), above, was incorporated into the Master License Agreement as a condition to the University's consent to JDA's assignment of the License to us in connection with the Agreement of Merger and Plan of Reorganization with JDA. Because the other parties to the Agreement of Merger and Plan of Reorganization by and among the Company, Oncologix Corporation, JDA Medical Technologies, Inc. and the Principal Shareholders and the Executive Shareholders (for a Limited Purpose) of JDA Medical Technologies, Inc. (the "Merger Agreement") agreed to the delay in funding, and we do not believe that we are in default under the Merger Agreement. However, it is possible that the University will consider the delay of funding to be a breach of the terms of the Master License Agreement, as amended. If so, and if the University should notify us that it considers the delay to be such a breach, we would have a period of ninety days in which to cure the breach. As of the date of this Report, no such notice has been received by us. If we are unable to obtain the financing required by the Merger Agreement we could potentially lose the University of Maryland License Agreement, which would have a material adverse effect on the Company. As of the date of this Report, we have funded approximately $3,700,000 of the $4,000,000.

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

INTELLECTUAL PROPERTY PROTECTION

         We intend to rely on patent laws, software security measures, license agreements and nondisclosure agreements to protect our exclusive rights under the Master License Agreement with the University. Although patents have been applied for the technology underlying the Oncosphere, no patent has yet been granted and there is no assurance that any will be granted or that any part of the technology will be patentable. We believe, however, that if patents are issued as applied for, we will have legal protection for the technology that provides the capability of attaching two isotopes, beta emitting for therapy and gamma emitting for imaging or measurement, as described above. Even if granted however, any patent may be limited in scope and patents issued to others, or technologies owned by them, may result in competitive products that do not infringe any patent and that may employ software for dose calculation without infringing any patent that may be granted for the Oncosphere technology.

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


RESEARCH AND DEVELOPMENT

         Although Dr. Andrew S. Kennedy was one of the inventors of the Oncosphere technology, he and his co-inventors were, at the time, associated with the University, which bore the expense of research and development and is the owner of the technology. We believe that the actual cash expense was approximately $200,000 without including the value of the time spent by the inventors. JDA has paid $10,000 as a contribution to the expense of the development by Prowess Software of the MTPS software described above. Our plans for funding continued research and development are reflected in the budget described under "MANAGEMENT'S DISCUSSION AND ANALYSIS."

PERSONNEL

         We currently employ nine full-time employees: our Chief Financial Officer, who is located in Michigan; six employees who work for our subsidiary in Georgia, including our Chief Executive Officer, Chief Operating Officer, Director of Radiation Operations and Safety, Project Director, Director of Regulatory Affairs and an Administrative Assistant; our Chief Scientific and Medical Officer who is located in Cary, North Carolina; and our Chairman of the Board, who is located in Scottsdale, Arizona. We do not anticipate hiring additional employees until we complete the Pre-Clinical Testing Phase and approach the commencement of the pivotal clinical trials of our Oncosphere System. We have engaged independent contractors, whose numbers vary from time to time, to perform a substantial portion of the development work.

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters for the Company is located in approximately 2,000 square feet of office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024. We lease office space there at a monthly rent of $2,567 under a lease that expires July 31, 2008. We maintained an office in approximately 1,000 square feet located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI 49546, at a monthly rent of $1,465 under a lease that expired October 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

         Our dispute with Softalk, previously reported, has been settled pursuant to a Settlement Agreement and Mutual Release dated June 20, 2007, whereunder, Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Common Stock

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "OCLG." The high and low bid prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

                                        High      Low
                                        ----      ---
FISCAL YEAR ENDED:
August 31, 2006
First Quarter                          $ 0.26    $ 0.17
Second Quarter                         $ 1.30    $ 0.15
Third Quarter                          $ 0.44    $ 0.27
Fourth Quarter                         $ 0.35    $ 0.28

FISCAL YEAR ENDED:
August 31, 2007
First Quarter                          $ 0.40    $ 0.20
Second Quarter                         $ 0.49    $ 0.37
Third Quarter                          $ 0.43    $ 0.20
Fourth Quarter                         $ 0.42    $ 0.20

         The bid and ask prices of our common stock on November 12, 2007, were $0.34 and $0.36, respectively.

         Holders

         As of November 12, 2007, the Company had 207 shareholders of record of its common stock. As of November 12, 2007, 1,450 beneficial owners of our common stock held them in the names of various broker-dealers. As of November 12, 2007, the Company had one Unit holder of record. As of November 12, 2007, the Company had ten beneficial owners of Units who hold them in the names of various brokers.

         Dividends

         The Company has never declared any cash dividends on any of the Company's equity securities and currently plans to retain future earnings, if any, for business growth.



         Securities authorized for issuance under equity compensation plans

                                                 EQUITY COMPENSATION PLAN(1)

                                       Number of Securities                                           Number of Securities
                                         To Be Issued Upon               Weighted Average              Remaining Available
                                      Exercise of Outstanding            Exercise Price of                 For Future
                                              Options                   Outstanding Options            Issuance Under Plan
                                              -------                   -------------------            -------------------
Equity compensation plans
approved by stockholders.........            5,456,860                         $0.64                        5,683,825

Equity compensation plans
not approved by stockholders:....                 --                           $0.00                             --
                                      -----------------------        -----------------------         -----------------------

TOTAL                                        5,456,860                         $0.64                        5,683,825
                                      =======================        =======================         =======================

          (1) We maintain a 2000 Stock Incentive Plan under which we have 2,620,493 shares of common stock available for future issuance as of August 31, 2007. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. In January 2007, our shareholders approved an increase in the number of shares authorized for our 2000 Stock Incentive Plan to 7,500,000 from 5,000,000. We also maintain a 1997 Stock Incentive Plan under which we have 3,063,332 shares of common stock available for future issuance as of August 31, 2007. The sale price of the shares of common stock available under our 1997
Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

         For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 14 of our Consolidated Financial
Statements.

         Recent Sales of Unregistered Securities

         The following table contains information regarding our sales of unregistered securities during the past three fiscal years. We have made additional sales of unregistered securities subsequent to our year end. See
"LIQUIDITY AND CAPITAL RESOURCES." All of the securities sold were promissory notes convertible into shares of our common stock. The principal amount of each
Note is equal to the amount borrowed from the investor.

------------------------- ------------------------------- ----------------------------------------------------------------
    Date of Issuance       Principal Amount of Note(s)                    Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
     March 23, 2005                  $80,450              We  issued  to  Anthony  Silverman,  a member  of our  Board of
                                                          Directors,  a  Convertible  Promissory  Note  in the  principal amount of  $110,000,  convertible  at the  option of the holder
                                                          into  916,667  shares  of  the  Company's   common  stock.  The
                                                          Convertible  Promissory  Note  was due on  March  31,  2006 and
                                                          bears  interest at the rate of 10% per annum,  payable  monthly and is  convertible  into our common  stock at a rate of $0.12.
                                                          The term of this note has been  extended to December  15, 2007.
                                                          As  of  August  31,  2007  and  August  31,  2006,  the  unpaid
                                                          principal   balance   on  this  note  is   $80,450,   which  is
                                                          convertible  into  670,417  shares  of  our  common  stock.  On
                                                          November 30, 2007, Mr.  Silverman  agreed to extend the note to
                                                          January 14, 2008.

------------------------- ------------------------------- ----------------------------------------------------------------
     March 13, 2006                  $350,000                      Issued to an accredited  investor;  originally payable
                                                          on May 13, 2007 (at the end  of fourteen  months  following the date  of  issue),  accrues  interest  at the  rate of 8% and is convertible  into our  common  stock at a  conversion  price of
                                                          $1.00  per  common  share.  The due date  under  this  note was extended  until July 15, 2007 and  subsequently  extended until
------------------------- ------------------------------- ----------------------------------------------------------------
                                                            16




------------------------- ------------------------------- ----------------------------------------------------------------
                                                          January 15, 2008. In addition,  we issued, to that investor,  a two-year  warrant  for the  purchase  of 200,000  shares of our common  stock  at an  exercise  price of $0.35  per  share.  We
                                                          recognized   a  discount  on  this   Convertible   Subordinated
                                                          Promissory  Note of  $47,379  related  to the fair value of the warrants  issued in connection  with the note. On May 15, 2007, the  accrued  interest of $32,649 was  converted  into  130,718 shares of the  Company's  common  stock at a per share price of
                                                          $0.25.   According,   the  Company   recognized   a  beneficial
                                                          conversion   feature  of  $22,222.   During   fiscal  2007,  we
                                                          expensed $50,583 as interest and finance  charges,  as a result of amortization of the note discounts.

------------------------- ------------------------------- ----------------------------------------------------------------
      July 7, 2006                   $200,000             We issued to two accredited investors,  Convertible  Promissory
                                                          Notes in the  principal  amounts of $145,000 and  $55,000.  The notes were  originally  payable at the end of 90 days following the  date of  issue,  accrued  interest  at the rate of 10% per
                                                          annum  and  were   convertible  into  our  common  stock  at  a
                                                          conversion  price of $0.30 per  common  share.  On  October  4,
                                                          2006,  the  maturity  date of these notes were  extended  until
                                                          December  4,  2006,  at which  time  they were  converted  into
                                                          Units,  each consisting of a 2 year, 6% note  convertible  into our common stock at a per share price of $0.30  together with a warrant for the purchase of a number of common shares  equaling one half the  number  of shares  into  which  each  Convertible
                                                          Promissory Note is convertible.

------------------------- ------------------------------- ----------------------------------------------------------------
      July 7, 2006                   $200,000             We issued to Mr. Silverman another Convertible  Promissory Note in the  principal  amount  of  $200,000  convertible  into  our common  stock at a  conversion  price of $0.30 per  share.  The
                                                          Company subsequently  recorded a beneficial  conversion feature of $66,667 in conjunction with the private  placement issued on
                                                          December  4, 2006.  This  latter note was payable at the end of
                                                          90 days  following the date of issue,  accrues  interest at the rate of 10% per annum and is convertible  into our common stock
                                                          at  a  conversion   price  of  $0.30  per  common  share.   Mr.
                                                          Silverman   subsequently  agreed  to  extend  this  note  until
                                                          December 15, 2007.  During fiscal 2007, we expensed  $66,667 as interest  and  finance  charges as a result of  amortizing  the beneficial  conversion  feature.  On  November  30,  2007,  Mr.
                                                          Silverman agreed to extend the note to January 14, 2008.

------------------------- ------------------------------- ----------------------------------------------------------------
   September 30, 2006                $175,000             We  issued  additional  convertible  promissory  notes  to  Mr.
                                                          Silverman in the aggregate  principal  amount of $175,000.  The notes were  payable on January 31, 2007 and accrue  interest at the rate of 10% per annum and are  convertible  into our common stock at a  conversion  price of $0.20 per  common  share.  The
                                                          Company recognized a beneficial  conversion features related to these notes in the amount of $70,000  which was expensed in the first six months of fiscal  2007.  On January 31,  2007,  these
                                                          notes  were  assigned  by  Mr.   Silverman  to  two  accredited
                                                          investors and were converted into 875,000 common shares.

------------------------- ------------------------------- ----------------------------------------------------------------
   September 30, 2006                $100,000             We  entered  into a note  purchase  agreement  and  convertible promissory  note with an  accredited  investor for financing in the amount of  $100,000.  The note was  payable on January  31,
------------------------- ------------------------------- ----------------------------------------------------------------





------------------------- ------------------------------- ----------------------------------------------------------------
                                                          2007 and  accrues  interest  at the rate of 10% per annum.  The note is  convertible  into our  common  stock  at a  conversion price of $0.20 per common  share.  On  January  22,  2007,  the
                                                          Company  recognized  a  beneficial  conversion  feature  in the amount of $40,000.  This  discount was fully  amortized  during the six months ended  February  28, 2007.  On January 31, 2007, we  received a request to convert  $100,000  in  principal  and
                                                          $3,370  in  accrued  interest  into  516,849  shares  of common
                                                          stock.   These shares were issued in June 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
      October 2006                   $250,000             We  entered  into  note  purchase  agreements  for  convertible promissory  notes with five accredited  investors for financing in the aggregate  amount of $250,000.  These notes were payable on March 15, 2007,  and accrue  interest at the rate of 10% per
                                                          annum  and  were   convertible  into  our  common  stock  at  a
                                                          conversion  price of $0.20 per common  share.  We  recognized a
                                                          beneficial   conversion  feature  in  the  amount  of  $193,750
                                                          relative to these  notes.  During the second  quarter of fiscal
                                                          2007,  holders of notes in the aggregate  principal of $100,000 elected to convert their notes,  with unpaid  accrued  interest of $2,774,  into 513,869  shares of common stock.  On March 15,
                                                          2007,  investors  holding the remaining  notes in the principal amount  of  $150,000  agreed  to  extend  the due date of their respective  notes until  September  15, 2007.  These notes were further extended until December 31, 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
    November 2, 2006                 $200,000             We  entered  into a note  purchase  agreement  and  convertible promissory  note with an  accredited  investor for financing in the  amount of  $200,000.  This note was  payable  on March 15,
                                                          2007 and  accrues  interest  at the rate of 10% per annum.  The note is  convertible  into our  common  stock  at a  conversion price of $0.20 per common  share.  We  recognized  a beneficial conversion  feature in the amount of $150,000  with  respect to this  note.  On  January  31,  2007,  the  accredited  investor elected to convert  $200,000 in principal and $4,986 in accrued interest into 1,024,931 shares of common stock.

------------------------- ------------------------------- ----------------------------------------------------------------
     December 2006                   $480,000             We issued seven  Convertible  Promissory  Notes in an aggregate principal  amount of  $480,000.  These  Convertible  Promissory
                                                          Notes are due  December 4, 2008,  bear  interest at the rate of
                                                          6% per annum and are  convertible  into our  common  stock at a rate of $0.30.  The  Convertible  Promissory  Notes were issued
                                                          in  a  private   offering  of  Units,   each  consisting  of  a
                                                          Convertible  Promissory  Note and a warrant for the purchase of
                                                          one  half  the  number  of  common   shares   into  which  each
                                                          Convertible  Promissory  Note  is  convertible.   The  warrants
                                                          expire on December 4, 2008 and have an exercise  price of $0.50 per share.  We recognized a discount of $58,708  related to the warrants  and  a  beneficial  conversion  feature  of  $269,541 related  to these  notes.  During  fiscal  2007,  $119,231  was expensed  as  interest  and  finance  charges  as a  result  of amortizing the discount and beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------
      January 2007                   $485,000             We issued fourteen additional  Convertible  Promissory Notes in an aggregate  principal amount of $485,000 as a continuation of the  private  offering  of Units that  commenced  in  December,
------------------------- ------------------------------- ----------------------------------------------------------------

                                                            18



------------------------- ------------------------------- ----------------------------------------------------------------
                                                          2006.  We  recognized  a  discount  of  $55,446  related to the warrants  and  a  beneficial  conversion  feature  of  $300,197 related  to these  notes.  During  fiscal  2007,  $116,325  was expensed  as  interest  and  finance  charges  as a  result  of amortizing the discount and beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------
     February 2007                   $330,000             We issued eight additional  Convertible  Promissory Notes in an aggregate  principal  amount of $330,000 as a  continuation  of the private  offering of Units  described  above. We recognized a discount of $35,487  related to the warrants and a beneficial conversion  feature of $192,820 related to these notes.  During fiscal  2007,  $70,058 was  expensed  as  interest  and finance charges as a result of amortizing  the discount and  beneficial conversion feature.
------------------------- ------------------------------- ----------------------------------------------------------------
------------------------- ------------------------------- ----------------------------------------------------------------
     May/June 2007                   $700,000             We issued nine  Convertible  Promissory  Notes in an  aggregate principal  amount of  $700,000.  These  Convertible  Promissory
                                                          Notes are due May 7, 2008,  bear interest at the rate of 8% per annum and are  convertible  into our common  stock at a rate of
                                                          $0.25.  We  recognized  a  beneficial   conversion  feature  of
                                                          $501,000 related to these notes.  During fiscal 2007,  $151,143 was  expensed  as interest  and finance  charges as a result of amortizing the beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------

                                                            19

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

         "Management's Discussion and Analysis or Plan of Operation" ("MDA") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in MDA. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

         Carrying value of long-lived assets. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment as well as other long-lived assets. We record property and equipment at cost with depreciation provided for on the straight-line method over the estimated useful lives of the related assets. Impairment loss, if any, is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.

         Stock-based compensation. Effective September 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, employee compensation cost recognized in fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation expense is recognized as a component of general and administrative expense in the Statement of Operations. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. Expected volatility is based primarily on historical volatility. Historical volatility is computed using weekly average pricing observations for an applicable historic period. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options.

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

         Reserves related to pending or threatening litigation. We previously had a dispute with Softalk, which is more fully described in the notes to our Consolidated Financial Statements. This dispute had been dormant and accordingly, we did not recognize a liability for this dispute in fiscal 2006 or fiscal 2007. This matter was resolved pursuant to a Settlement Agreement and Mutual Release dated

June 20, 2007 whereunder Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

         Allocation of assets acquired and liabilities assumed in the acquisition of JDA. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value allocated to the purchased in-process research and development costs requires forward looking, income-based models, in which we utilized the discounted positive cash flow method to project cash flows. We estimated that cash flows from our product would commence in the second quarter of fiscal 2011. If our project gets delayed, this could affect the discounted future cash flow and reduce the value of the acquired in-process research and development. Additionally, projected revenue was derived from amounts currently being reimbursed by Medicare. Should those reimbursement amounts change significantly, this could adversely affect how we value current and future acquired in-process research and development costs.

GENERAL DISCUSSION

Medical Device Business

         On July 26, 2006, we entered into the medical device business, which is now in the pre-clinical testing phase. We anticipate a total expenditure of approximately $17,000,000 over the next three year period for the activities we believe will be necessary to enable us to develop, obtain FDA approval for, and market the Oncosphere product to the public. These expenditures are expected to include approximately $4,300,000 through feasibility to pivotal approval and $12,700,000 to commercialization. Since we anticipate no funds from operations, we will be required to raise all necessary funds from equity investors or lenders. The form and availability of the financing will depend on capital markets and industry conditions at the time. There is, of course, no assurance that funding will be available as required, or on terms acceptable to us.

Telephone Business

         As previously discussed herein we disposed of our telephone business during the second quarter of fiscal 2007. The historical operations and disposition of the telephone business have been reported as discontinued operations within the accompanying financial statements for all periods presented.

PLAN OF OPERATION

         We are developing a brachytherapy (radiation therapy) device, called the Oncosphere, for the advanced medical treatment of soft tissue cancers, with the first application expected to be the treatment of liver cancer. The Oncosphere is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue.

Satisfaction of our cash obligations for the next 12 months.

         Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs and have, as described above, discontinued it and sold most of its assets. On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device.

         As of the date of this report, we will need approximately $4,300,000 (including the $2,700,000 we seek to raise in this Offering) to fund operations for the next twelve months, without regard to repaying any short-term convertible or non-convertible notes payable. That amount, if we succeed in raising it, will allow us to complete all of the Development Phases of the Oncosphere and conduct a human feasibility clinical trial. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials.


Summary of any product research and development that we will perform for the term of our plan of operation.

         Our medical device business is in the development stage. Our present activities consist of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct a feasibility clinical study of the Oncosphere. To do so, we must first conduct a number of engineering and animal clinical studies and evaluations to collect information to support our IDE application to the FDA. This effort is now expected to take approximately 12 months. We expect the $4,300,000 we have agreed to commit to this effort will be sufficient to take us through our human feasibility clinical study, but we cannot be certain that costs will not exceed this amount.

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

         Product Design and Manufacturing Feasibility. This phase, which was certified as completed by our officers on January 29, 2007, involved the definition of the design and the feasibility of manufacturing the product. More specifically: (A) a microsphere specification and design were defined that met the user requirements as defined in the Product Requirements Document; (B) it was demonstrated that lots can be manufactured at pilot plant scale (i.e. in quantities large enough to support an animal study and a pivotal clinical trial); and (C) a preliminary manufacturing plan, based on reasonable assumptions, was completed based on data that support a commercially acceptable cost basis for commercial quantities.

         Pre-Clinical Testing. We are now engaged in this phase, in which animal experimentation is conducted to generate test results to verify the design against its "product (user) requirements" and to identify the hazards of its use in a risk analysis. This testing is required by the FDA standards and European Standards governing the initiation of a clinical trial for medical devices and is a necessary part of good engineering development and safety. These results must be included in the submission to the FDA requesting IDE approval. The trial design and final specifications are planned to be based on discussions with and preliminary advice from the FDA.

         The animal study will be the last pre-clinical test completed before the submission of the request for an IDE to the FDA. The purpose of the animal study will be to: (A) confirm that radiation effects from the microspheres result in the expected local effect in the liver, without adversely affecting other tissues or organs; (B) document and describe any acute and chronic adverse events; (C) document and describe the feasibility of the delivery of microspheres to the liver without "spilling over" or "drifting" to other places in the body where their effect would be harmful (this is evaluated by examining each organ of an animal that has been used to test the product); and (D) document and describe any potential liver toxicity.

         The animal study protocols defined the following specific objectives to evaluate the general goals described above:

     1. Evaluation of the functionality of the system components, the compatibility with standard interventional products and procedures, and the delivery of the microspheres to the liver.
     2. Evaluation of the ability to deliver of the microspheres via fluoroscopy.
     3. Evaluation of the distribution of microspheres in the liver and other organs via gross pathology of organs and histology of tissues, with specific determination of microsphere deposition patterns, cluster analyses, and location of implantation within the hepatic parenchyma.
     4.  Evaluation of the ability to image the microspheres post-delivery.
     5. Evaluation of the bioavailability of free and/or bound Y-90 and In-111 in the first 30 days (10 half lives).
     6. Evaluation of the effects of the microspheres and radiation on the liver, adjacent tissues, and possible target organs (e.g., gastrointestinal tract, lungs, etc.) in the first 90 days.

         The animal studies to date have provided the data required to meet the first four objectives. The two remaining objectives will require an additional animal study, because the rabbit model used previously proved to be an inadequate animal model for these objectives. Studies to achieve these two objectives are now planned to be completed with a different animal with liver vasculature (blood vessels) that more closely reflects the human liver vasculature than the rabbit.

         This phase will conclude with the completion of a report(s) of an animal study that meets industry and scientific standards to support the submission of an IDE to the FDA requesting approval for a clinical trial.

         Clinical Approval. In this phase, the IDE submission is prepared and submitted to the FDA, and an approval to initiate a human clinical trial is granted. The IDE can be compiled and submitted when the design verification activities are completed in the Pre-Clinical Testing Phase. The FDA has usually responded to IDE submissions within 30 days with an approval, conditional approval, or disapproval. An approval or conditional approval will allow us to begin the treatment of patients in a "pivotal clinical trial."

         We have revised our original clinical trial plan to include a feasibility clinical trial prior to the initiation of a "pivotal clinical trial." The feasibility clinical trial will be limited to up to ten patients at two clinical centers to evaluate the safety of the Oncosphere product. Upon completion of the enrollment of this limited number of patients and subsequent follow-up, we plan to submit an IDE supplement requesting the initiation of a Pivotal Trial to the FDA. This Phase will be completed when the FDA issues a letter granting approval or conditional approval for a Pivotal Clinical Trial. Management estimates that this will occur in the second half of calendar 2008. Such a letter will constitute FDA consent to treat a group of patients on an experimental basis and if successful in that effort, we will then be able to request FDA approval to market the Oncosphere to all patients with specified diseases under a PMA.

         Our other activities during that time are expected to include participation by Dr. Andrew S. Kennedy, a member of our Board of Directors and our Chief Science and Medical Officer, in scientific presentations and papers informing the medical community of the benefits of micro-arterial brachytherapy in general and in training physicians in its application. As progress is made, we will begin to develop manufacturing and marketing plans for the Oncosphere and will plan to obtain financing for the necessary personnel, facilities and other requirements for the conduct of a commercial business.

Plans for Product Approval and Marketing in Europe

         In parallel with our development and testing activities to obtain FDA approval for use and marketing of the Oncosphere in the United States, we plan to apply for similar approval in Europe. The differences between FDA and European requirements are summarized as follows. The European system is based on a contracted regulatory authority. The governments of the member states of the European Union have agreed upon common regulations (Medical Device Directives) which were promulgated at the European level and translated into the regulations of each separate country. The Competent Authorities (CA) are the government bodies in control in the respective member states. Notified Bodies (NB) are third-party companies that are audited and certified by the CA, and the NB can act worldwide. A company wishing to place a product on the market in the Europe Union must contract with a NB and have their quality system certified and request approval through the CE Marking process based on a tiered, risk-based system. Our product requires a full submission of the safety and feasibility data to the NB before receiving a CE Mark. Since the European Union requires only safety and feasibility data (not Safety and Effectiveness data as does the FDA) it is possible that we may use some of our own data and some data from medical literature reporting on similar products to support the CE Mark. In Europe, after a CE mark is received, the product is basically tested for effectiveness in the market by physicians in their treatment of patients.

Expected purchase or sale of plant and significant equipment.

         We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time, other than laboratory equipment that is necessary to produce the product that will be used in pre-clinical testing and the human clinical trials. We will continue to use contracted laboratory and manufacturing facilities through the remainder of the pre-clinical testing phase.

Significant changes in the number of employees.

         We currently employ nine full time employees, our Chief Financial Officer, who is located at our office in Michigan, six who are employed by our subsidiary in Georgia, including our Chief Executive Officer, Chief Operating Officer, Director of Radiation Operations and Safety, Project Director, Director of Regulatory Affairs and an Administrative Assistant, our Chief Scientific and Medical Officer who is located in Cary, North Carolina, and our Chairman of the Board, is located in Scottsdale, Arizona. We do not anticipate hiring employees until we complete the Pre-Clinical Testing Phase and approach the commencement of the pivotal clinical trials of our Oncosphere System.

COMPARISON OF FISCAL YEAR ENDED AUGUST 31, 2007 (fiscal 2007) TO THE FISCAL YEAR ENDED AUGUST 31, 2006 (fiscal 2006)

General and Administrative Expense

          General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web hosting expense, phone licenses, customer support salaries, and commodity and excise taxes.

         General and administrative expense increased to approximately $1,270,000 during fiscal 2007, from approximately $468,000, an increase of 171% or $802,000 from the comparable period in fiscal 2006. Cash based compensation and other related payroll expenses increased to approximately $293,000 during fiscal 2007, from approximately $122,000 during fiscal 2006. This increase was due to increased compensation from an increase in personnel as well as increased total Director compensation due to an increase in the number of Directors. Stock-based compensation expense increased to approximately $222,000 during fiscal 2007, from nil during fiscal 2006. This increase is due to our implementation of SFAS 123(R) during fiscal 2007 and the issuance of stock and options for services. Travel and entertainment expense increased to approximately $87,000 during fiscal 2007, from approximately $20,000 during fiscal 2006. This increase was due primarily to travel associated with the Medical Device Business, which the Company only had for one month in fiscal 2006. Legal and accounting expense increased to approximately $385,000 during fiscal 2007, from approximately $149,000 during fiscal 2006 due primarily to additional legal and accounting services associated with the Company's new Medical Device Business as well as expenses associated with the funding of our operations. Rent expense increased to approximately $50,000 during fiscal 2007, from approximately $16,000 during fiscal 2006 as a result of adding office space associated with our Medical Device Business. Outside services increased to approximately $30,000 during fiscal 2007, from approximately $9,000 during fiscal 2006 as a result of increased costs associated with SEC filings as a result of our Medical Device Business. Investor relations expense increased to approximately $67,000 during fiscal 2007, from approximately $5,000 during fiscal 2006. The increase was due to the hiring of an investor relations firm and increased press releases associated with out Medical Device Business. Other general and administrative expenses increased to approximately $43,000 during fiscal 2007, from approximately $11,000 during fiscal 2006 due primarily to additional office expenses of our Medical Device Business.

Research and Development Expense

         Research and development expense decreased to approximately $4,962,000 during fiscal 2007, from $5,334,000 during fiscal 2006. Research and development expense relates to our Medical Device Business, which was acquired during July 2006 and is in the development stage. Of the fiscal 2007 research and development expenses referred to above, approximately $3,357,000 was recorded as acquired in-process research and development expenses incurred upon the release of 7,460,790 shares from escrow as a result of the completion of the "Development Phase" of our Medical Device Business and that amount was based on the market value of those shares at the time. Of the fiscal 2006 research and development expenses referred to above, approximately $5,270,000 was recorded as acquired in-process research and development expenses incurred upon the acquisition of JDA.

         Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase," as defined in the Merger Agreement between the Company and JDA (already released as stated above); (ii) 9,325,988 shares upon the completion of the "Pre-Clinical Testing Phase" as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the "Clinical Approval Phase."

         There are risks and uncertainties associated with completing development on schedule, and consequences if not completed timely. We estimate that we will have revenue and positive cash flows from the marketing of our product in the United States beginning in the second quarter of fiscal 2011. We expect revenue and modest positive cash flow from the European market in the second quarter of fiscal 2009. Significant delays, could affect future funding and market interest. We must receive Pre-Market Approval from the FDA for the Oncosphere in order to commercialize the product in the US. There is no assurance of approval from the FDA or European authorities. The process for FDA approval may be longer than we project, which may materially affect the time required to commercialize the product. The Oncosphere also requires approvals from appropriate radiation regulatory agencies because suppliers and users of the Oncosphere product will be required to obtain the necessary licenses to receive, store and administer the radiation therapy. Delays in licensing or changes in licensing regulations could affect the acceptance of the Oncosphere in the clinical trial as well as the commercial settings. We have never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect our ability to continue as a going concern.

         We have also determined significant appraisal assumptions which may have a material effect on future research and development expense including:

     1. Period in which net cash inflows are expected to commence: The value allocated to the purchased in-process research and development costs requires forward-looking, income-based models, in which we utilized the discounted cash flow method to project cash flows. That value is based on our estimate that positive cash flows from our product will commence in the second quarter of fiscal 2011. Any significant delay in our product development could affect the discounted future cash flow and the future value of the acquired in-process research and development expenses.

     2. Material anticipated changed from historical pricing, margins, and expense levels:

     3. Reimbursement: Reimbursement from insurance companies and governmental agencies is currently available for microsphere technology. We assume that all CPT codes identified in this plan will be applicable at the time of product commercialization. Future health care reforms or changes in reimbursement for microsphere technology could limit market acceptance of the Oncosphere.

     4. Manufacturing, Sources of Supply and Scale-Up: During the development and commercialization phases, various factors may affect our ability to manufacture our product in sufficient supplies to support market needs. The process used to manufacture the product may exceed cost projections which could materially impact gross margins. We will depend upon suppliers for the components that comprise the Oncosphere product. Inability to procure adequate quantity or quality of materials could materially affect our ability to supply sufficient quantities of product to meet market projections.

     5. Dependence on Market Acceptance: The development of the market is predicated upon acceptance by medical oncologists, radiation oncologists, interventional radiologists and hospital administrators of sphere based radiotherapies as a viable alternative to the current therapies for liver cancer.

     6. Update of In Process Research and Development (IPR&D): As of the date of this Report, there have not been any significant changes in the assumptions made at the time of our acquisition of JDA. We currently anticipate that we will have a commercially viable product in the United States in the first quarter of fiscal 2011. We also anticipate that we will have a commercially viable produce in Europe in the second quarter of fiscal 2009.

Depreciation and Amortization

         Depreciation and amortization increased to approximately $21,000 during fiscal 2007, from $243 during fiscal 2006. The increase in depreciation and amortization from fiscal 2006 to fiscal 2007 was the result of assets being acquired for our Medical Device Business.

Interest Income

         Interest income decreased to approximately $11,000 during fiscal 2007, from approximately $14,000, a decrease of 21% from fiscal 2006. The decrease is the result of an interest bearing note receivable associated with the acquisition of our Medical Device Business in fiscal 2006.


Interest and Finance Charges

         Interest and finance charges increased to approximately $1,322,000 during fiscal 2007, from approximately $53,000, an increase in excess of 100%, from fiscal 2006. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.



         A summary of interest and finance charges is as follows:


                                                                              Period From
                                                                               Inception
                                                                             (Acquisition
                                                                               of JDA) to
                                                                               August 31,
                                                                                  2007
                                                     ----------   ----------   ----------
                                                        2007         2006         2007
                                                     ----------   ----------   ----------
Interest expense on nonconvertible notes .........   $   46,125   $    3,836   $   48,230
Interest expense on convertible notes payable.....      151,110       27,409      157,568
Amortization of note payable discounts ...........    1,027,755       19,018    1,031,203
Other interest and finance charges ...............       96,951        2,978       99,951
                                                     ----------   ----------   ----------
Total interest and finance charges ...............   $1,321,941   $   53,241   $1,336,952
                                                     ==========   ==========   ==========


         We had outstanding convertible notes payable during both fiscal 2007 and fiscal 2006. A discount to those notes was recorded due to the value of warrants and the beneficial conversion terms inherent to these convertible notes. The amortization of these discounts was recorded as interest and finance charge expense over the life of the notes. See Note 9 of Notes to Consolidated
Financial Statements included in Item 7 in this Report. Cash paid for interest and finance charges increased by approximately 119% from fiscal 2006 to fiscal
2007 because of increased interest relating to short-term bridge financing which was paid off. The overall increase in interest expense resulted from increases in the balances of outstanding convertible notes payable.

Income Taxes

         At August 31, 2007, the Company had federal net operating loss carryforwards totaling approximately $30,700,000 and state net operating loss carryforwards of approximately $16,000,000. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2027.
Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

     Pending Accounting Pronouncements

         In February 2007, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 159 ("SFAS No. 159") "The Fair
Value Option for Financial Assets and Financial Liabilities" which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. An investment in a subsidiary which the Company is required to consolidate is an eligible option established by this Statement. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. Early adoption is possible. We do expect the adoption of SFAS No. 159 to have a material effect on our financial condition or results of operations.

         In September 2006, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 158, ("SFAS No. 158")
"Employers' Accounting for Defined Benefit Pension and Other Postretirement
Plans" which improved financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial condition or results of operation.

         In September 2006, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007,

                                       27

and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial condition or results of operation.

         In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial condition, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.


LIQUIDITY AND CAPITAL RESOURCES

         Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. Our Consolidated Financial Statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated Financial Statements for the year ended August 31, 2007, included as part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.

         On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device. We now estimate that we will need approximately $17,000,000 to develop and take our medical device to commercialization which includes expenditures of approximately $4,300,000 through the Clinical Approval Phase.

         On August 31, 2007, we had cash and cash equivalents of $141,691. The Company is currently in the development stage and does not expect to generate income from its planned medical device product. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

         In the second quarter of fiscal 2007, we received cash proceeds of $60,000 from the sale of our telephone business assets. In addition, we expect to obtain cash in the amount of approximately $70,000 through the return of various cash deposits we have made with various vendors to our Telephone Business, as well as receivables collected for revenue generated up to the date of sale of the telephone business. The cash generated from this sale is expected to be applied to our general corporate expenses. During the third quarter of fiscal 2007, we received $30,000 of those deposits with the balance returned to us in the fourth quarter of fiscal 2007.

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

         The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we delayed the final advance of $2,000,000, with such funding to be made in increments as needed in fiscal 2007. We have currently funded a total of $3,700,000 towards the Oncosphere project. We now estimate additional expenditures of approximately $4,300,000 through the Clinical Approval Phase which includes an additional animal trial and human feasibility trial. The feasibility trial is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.



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

         In fiscal 2007, we raised approximately $3,450,000 in proceeds from the sale of debt and equity securities and the exercise of stock options, (compared with approximately $1,263,000 in fiscal 2006), primarily through the following transactions:

------------------------- ------------------------------- ----------------------------------------------------------------
    Date of Issuance       Principal Amount of Note(s)                    Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
   September 7, 2006                 $500,000             We issued a $200,000 60-day  promissory note to Stanley Schloz, a member  of the  Company's  Board  of  Directors,  for  bridge financing  in that  amount.  This note  accrued  interest  at a rate of 10% and was due in full,  including  accrued  interest, on November 6, 2006.  On November 6, 2006,  Mr.  Schloz  agreed to extend this note until November 30, 2006, then  subsequently until  December 15, 2006.  The note  principal of $200,000 plus accrued  interest  of $5,425 was paid in full on  December  15,
                                                          2006.

------------------------- ------------------------------- ----------------------------------------------------------------
   September 7, 2006                 $50,000              We  issued  a  $50,000  60-day  promissory  note  with  Anthony
                                                          Silverman,  a member of the Company's  Board of Directors,  for bridge  financing  in that amount.  This note accrued  interest at a rate  of  10%  and  was  due in  full,  including  accrued interest,  on  November  6, 2006.  On  November  6,  2006,  Mr.
                                                          Silverman  agreed to extend this note until  November 30, 2006, then  subsequently  until  December  15,  2006.  This  note was further  extended  until January 31, 2007.  This note principal of $50,000 plus accrued  interest of $2,000 was paid in full on
                                                          January 31, 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
   September 30, 2006                $175,000             We  issued  additional  convertible  promissory  notes  to  Mr.
                                                          Silverman in the aggregate  principal  amount of $175,000.  The notes were  payable on January 31, 2007 and accrue  interest at the rate of 10% per annum and are  convertible  into our common stock at a  conversion  price of $0.20 per  common  share.  The
                                                          Company recognized a beneficial  conversion features related to these notes in the amount of $70,000  which was expensed in the first six months of fiscal  2007.  On January 31,  2007,  these
                                                          notes  were  assigned  by  Mr.   Silverman  to  two  accredited
                                                          investors  and  were  converted  into  875,000  common  shares.
                                                          These shares were issued in June 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
   September 30, 2006                $100,000             We  entered  into a note  purchase  agreement  and  convertible promissory  note with an  accredited  investor for financing in the amount of  $100,000.  The note was  payable on January  31,
                                                          2007 and  accrues  interest  at the rate of 10% per annum.  The note is  convertible  into our  common  stock  at a  conversion
------------------------- ------------------------------- ----------------------------------------------------------------

                                                            29



------------------------- ------------------------------- ----------------------------------------------------------------
                                                          price of $0.20 per common  share.  On  January  22,  2007,  the
                                                          Company  recognized  a  beneficial  conversion  feature  in the amount of $40,000.  This  discount was fully  amortized  during the six months ended  February  28, 2007.  On January 31, 2007, we  received a request to convert  $100,000  in  principal  and
                                                          $3,370  in  accrued  interest  into  516,849  shares  of common stock.  These shares were issued in June 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
      October 2006                   $250,000             We  entered  into  note  purchase  agreements  for  convertible promissory  notes with five accredited  investors for financing in the aggregate  amount of $250,000.  These notes were payable on March 15, 2007,  and accrue  interest at the rate of 10% per
                                                          annum  and  were   convertible  into  our  common  stock  at  a
                                                          conversion  price of $0.20 per common  share.  We  recognized a
                                                          beneficial   conversion  feature  in  the  amount  of  $193,750
                                                          relative to these  notes.  During the second  quarter of fiscal
                                                          2007,  holders of notes in the aggregate  principal of $100,000 elected to convert their notes,  with unpaid  accrued  interest of $2,774,  into 513,869  shares of common stock.  These shares were  issued  in  June  2007.  On  March  15,  2007,  investors
                                                          holding  the  remaining  notes  in  the  principal   amount  of
                                                          $150,000  agreed  to  extend  the due date of their  respective notes until December 31, 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
    November 2, 2006                 $200,000             We  entered  into a note  purchase  agreement  and  convertible promissory  note with an  accredited  investor for financing in the  amount of  $200,000.  This note was  payable  on March 15,
                                                          2007 and  accrues  interest  at the rate of 10% per annum.  The note is  convertible  into our  common  stock  at a  conversion price of $0.20 per common  share.  We  recognized  a beneficial conversion  feature in the amount of $150,000  with  respect to this  note.  On  January  31,  2007,  the  accredited  investor elected to convert  $200,000 in principal and $4,986 in accrued interest into  1,024,931  shares of common stock.  These shares were issued in June 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
     December 2006                   $480,000             We issued seven  Convertible  Promissory  Notes in an aggregate principal amount of $480,000,  of which $200,000 represents the conversion  of  previously  outstanding  notes  payable.  These
                                                          Convertible  Promissory  Notes are due  December 4, 2008,  bear interest at the rate of 6% per annum and are  convertible  into
                                                          our  common  stock  at  a  rate  of  $0.30.   The   Convertible
                                                          Promissory  Notes were  issued in a private  offering of Units, each consisting of a Convertible  Promissory Note and a warrant for the  purchase of one half the number of common  shares into which each  Convertible  Promissory  Note is  convertible.  The warrants  expire on December 4, 2008 and have an exercise price of $0.50  per  share.  We  recognized  a  discount  of  $58,708 related to the warrants and a beneficial  conversion feature of
                                                          $269,541  related to these notes.  During fiscal 2007,  $77,518 was  expensed  as interest  and finance  charges as a result of amortizing the discount and beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------
   December 15, 2006                 $200,000             We entered into a 16-day  promissory  note with Mr.  Silverman, for  bridge  financing  in the  amount of  $200,000.  This note accrued  interest  at a rate  of 10% per  annum  and was due in full,  including  accrued  interest,  on December 31, 2006.  On

------------------------- ------------------------------- ----------------------------------------------------------------

                                                            30



------------------------- ------------------------------- ----------------------------------------------------------------
                                                          December 29,  2006,  Mr.  Silverman  agreed to extend this note
                                                          until  January  31,  2007  and  then  further   extended  until
                                                          December  15,  2007.  In  connection  with a $25,000  principal payment on November 30, 2007,  Mr.  Silverman  agreed to extend the balance of the note to January 14, 2008.

------------------------- ------------------------------- ----------------------------------------------------------------
   December 29, 2006                 $50,000              We entered into a one-month  promissory note with Mr. Silverman for  bridge  financing  in the  amount  of  $50,000.  This note accrued  interest  at a rate  of 10% per  annum  and was due in full,  including  accrued  interest,  on January 31, 2007. This note  principal of $50,000  plus  accrued  interest of $452 was paid in full on January 31, 2007.

------------------------- ------------------------------- ----------------------------------------------------------------
      January 2007                   $485,000             We issued fourteen additional  Convertible  Promissory Notes in an aggregate  principal amount of $485,000 as a continuation of the  private  offering  of Units that  commenced  in  December,
                                                          2006.  We  recognized  a  discount  of  $55,446  related to the warrants  and  a  beneficial  conversion  feature  of  $300,197 related  to  these  notes.  During  fiscal  2007,  $68,565  was expensed  as  interest  and  finance  charges  as a  result  of amortizing the discount and beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------
     February 2007                   $330,000             We issued eight additional  Convertible  Promissory Notes in an aggregate  principal  amount of $330,000 as a  continuation  of the private  offering of Units  described  above. We recognized a discount of $35,487  related to the warrants and a beneficial conversion  feature of $192,820 related to these notes.  During fiscal  2007,  $38,477 was  expensed  as  interest  and finance charges as a result of amortizing  the discount and  beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------
     April 13, 2007                  $400,000             We entered  into a 45-day  promissory  note with Mr.  Silverman for  bridge  financing  in the  amount of  $400,000.  This note accrued  interest  at a rate  of 8% per  annum  and  was due in full,  including  accrued  interest on May 28, 2007.  This note has  been  extended  until  July  31,  2007  and  then  further extended  until  December 15, 2007.  On November 30, 2007,  Mr.
                                                          Silverman agreed to extend the note to January 14, 2008.

------------------------- ------------------------------- ----------------------------------------------------------------
        May 2007                     $600,000             We issued eight  Convertible  Promissory  Notes in an aggregate principal  amount of  $600,000.  These  Convertible  Promissory
                                                          Notes are due May 7, 2008,  bear interest at the rate of 8% per annum and are  convertible  into our common  stock at a rate of
                                                          $0.25.  We  recognized  a  beneficial   conversion  feature  of
                                                          $437,000 related to these notes.  During fiscal 2007,  $135,047 was  expensed  as interest  and finance  charges as a result of amortizing the beneficial conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------

                                                            31



------------------------- ------------------------------- ----------------------------------------------------------------
       June 2007                     $100,000             We  issued  a  Convertible  Promissory  Notes  in an  aggregate principal  amount of  $100,000.  These  Convertible  Promissory
                                                          Notes are due May 7, 2008,  bear interest at the rate of 8% per annum and are  convertible  into our common  stock at a rate of
                                                          $0.25.  We  recognized  a  beneficial   conversion  feature  of
                                                          $64,000  related to this note.  During the first nine months of fiscal  2007,  $16,096 was  expensed  as  interest  and finance charges as a result of  amortizing  the  beneficial  conversion feature.

------------------------- ------------------------------- ----------------------------------------------------------------


         During fiscal 2007, 52,000 employee stock options were exercised.
45,000 of these options were exercised at an exercise price of $0.165 per share and 7,000 were exercised at an exercise price of $0.23 per share. The exercise of these options resulted in proceeds to the Company of approximately $9,000.

         Additionally, subsequent to fiscal 2007, we raised additional borrowed funds by issuing convertible promissory notes as follows:


           Date                Amount                                 Transaction and Remarks
     September 7, 2007        $150,000         Issued to Stanley L. Schloz,  a Director.  Originally  due on December
                                          15, 2007,  $100,000 of the  principal  has been repaid and the payment date for the remaining  $50,000 of principal and accrued interest is now January
                                          14, 2008. The unpaid  principal is convertible to common stock at $0.20 per share.
      September 2007          $160,000         Notes in this aggregate  principal amount,  bearing interest at 6% per annum,  due two years after the issue date,  convertible to common stock at
                                          $0.30  per  share,  issued to four  accredited  investors.  The Notes  were issued in Units which also  consisted  of a warrant for the purchase of the same number of shares  issuable upon  conversion of the  respective  notes, exercisable at $0.50 per share.

       October 2007           $380,000         Notes in this  aggregate  principal  amount,  with  the same  terms as described  above for the  Notes  issued in  September  2007 were  issued to twelve accredited investors.

       November 2007          $550,000         Notes in this  aggregate  principal  amount,  with  the same  terms as described  above for the  Notes  issued in  September  2007 were  issued to seventeen accredited investors.

         As of the date of this report, we will need approximately $4,300,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to complete the Development Phases of our Oncosphere System and take us through a human feasibility clinical trial as well as fund corporate overhead during that same time period. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

         We estimated that we will have cash flows from our product beginning in the first quarter of fiscal 2011. Significant delays, could affect future funding and market interest. The company must receive Pre-Market Approval from the FDA for the Oncosphere product in order to commercialize the product. There can be no guarantee of approval from the FDA. Alternatively, the process for FDA approval may be longer than projected in this plan which may materially affect the time required to commercialize the product. The Oncosphere product is also dependent upon radiation regulatory agencies. Potential suppliers and users of the Oncosphere product will be required to obtain the necessary licenses to receive, store and administer the radiation therapy. Delays in licensing or changes in licensing regulations could affect the acceptance of the Oncosphere product in the clinical trial as well as the commercial settings. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect or ability to continue as a going concern.

                                       32



         Short Term Indebtedness. the following table summarizes our required minimum cash payments for the next 12 months, as of August 31, 2007, including our short-term notes payable, short-term convertible notes payable and their respective due dates To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.


         Below is a summary listing for the next 12 months, as of August 31, 2007, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.



                                                             Accrued
          Due Date   Interest Rate           Amount         Interest**       Total Owed     Convertible/Non-Convertible
          --------   -------------           ------         ----------       ----------     ---------------------------
         12/4/2007      6.00%                   $ -          $ 69,961            69,961   Annual interest payment, 6% notes
                                                                                             issued Dec 2006 to Feb. 2007
        12/31/2007      10.00%              150,000            17,726           167,726   Convertible at $0.20 per share
       01/14/2008*      10.00%              200,000            30,466           230,466   Convertible at $0.30 per share
       01/14/2008*      10.00%              200,000            21,334           221,334   Non-Convertible
       01/14/2008*      10.00%               80,450              --              80,450   Convertible at $0.12 per share
                                                                                             interest paid monthly
       01/14/2008*      8.00%               400,000            20,252           420,252   Non-Convertible
         1/15/2008      8.00%               350,000            18,948           368,948   Convertible at $0.20 per share
          5/7/2008      8.00%               700,000            54,855           754,855   Convertible at $0.25 per share
                                    ----------------  ----------------  ----------------

                                        $ 2,080,450         $ 233,542       $ 2,313,992
                                    ================  ================  ================

*    Debt held by Anthony Silverman, a former member of our Board of Directors

**   Interest calculated to maturity


         INFLATION AND OTHER FACTORS

         The Company's operations are influenced by general economic trends and technology advances in the medical industries.

         Our activities in the development, manufacture and sale of cancer therapy products are, and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic
Act, which is enforced by the FDA. We are also required to adhere to applicable
FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to evaluate use of the device in human subjects
(through an IDE); the second is obtaining approval to market the device to the public for the treatment of specified diseases (PMA).

         Our business involves the importing, exporting, design, manufacture, distribution, use and storage of beta and gamma emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory
Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as "Agreement States" In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially, we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

                                       33

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

         Obtaining such registration, approvals, and licenses can be complicated and time consuming and there is no assurance that any of them can be obtained.


CODE OF ETHICS

         The company has adopted and attached an exhibit of this Report its Code of Ethics consistent with disclosure required (2) by section 406 of the Sarbanes-Oxley Act of 2002.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              Oncologix Tech, Inc.
                        Consolidated Financial Statements
                           Year Ended August 31, 2007

                                    Contents

Report of Semple, Marchal & Cooper, LLP, Independent Registered
Public Accounting Firm                                                  F-1

Audited Financial Statements

     Consolidated Balance Sheet                                         F-2
     Consolidated Statements of Operations                              F-3
     Consolidated Statements of Changes in Stockholders' Equity
       (Deficit)                                                        F-4
     Consolidated Statements of Cash Flows                              F-5
     Notes to Consolidated Financial Statements                         F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors of
Oncologix Tech, Inc. (A Development Stage Company)
Suwanee, Georgia

         We have audited the accompanying consolidated balance sheet of Oncologix Tech, Inc. (A Development Stage Company) (the "Company") as of August 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended August 31, 2007 and 2006 and for the period from inception (Acquisition of JDA on July 26, 2006) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. as of August 31, 2007, and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006 and for the period from inception (acquisition of JDA on July 26, 2006) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  SEMPLE, MARCHAL & COOPER, LLP
---------------------------------------
     SEMPLE, MARCHAL & COOPER, LLP



Phoenix, Arizona

December 12, 2007



                                ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEET
                                           AUGUST 31, 2007



                                               ASSETS


Current Assets:
     Cash and cash equivalents .....................................................   $    141,691
     Prepaid expenses and other current assets .....................................        115,101
     Prepaid commissions ...........................................................        117,346
                                                                                       ------------

          Total current assets .....................................................        374,138

Property and equipment (net of accumulated depreciation
     of $40,849) ...................................................................        203,322
Deposits and other assets ..........................................................         25,619
Investment in joint venture ........................................................         10,000
                                                                                       ------------

               Total assets ........................................................   $    613,079
                                                                                       ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Convertible notes payable (net of discount of $349,857) .......................   $    850,143
     Convertible notes payable  related parties ....................................        280,450
     Notes payable  related parties ................................................        600,000
     Accounts payable and other accrued expenses ...................................         86,339
     Accrued interest payable ......................................................        132,921
                                                                                       ------------

          Total current liabilities ................................................      1,949,853

Convertible notes payable (net of discount of $606,585) ............................        688,415
                                                                                       ------------

               Total liabilities ...................................................      2,638,268
                                                                                       ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
          443,162 shares issued and outstanding at August 31, 2007 .................            443
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
          93,357,986 shares issued at August 31, 2007; 70,975,616 shares outstanding
          at August 31, 2007 .......................................................         70,976
     Additional paid-in capital ....................................................     47,805,282
     Accumulated deficit prior to the acquisition of JDA ...........................    (36,650,424)
     Accumulated deficit during the development stage ..............................    (13,258,133)
     Common stock subscribed, underlying common shares of 22,689 ...................          6,667
                                                                                       ------------

               Total stockholders' deficit .........................................     (2,025,189)
                                                                                       ------------

               Total liabilities and stockholders' deficit .........................   $    613,079
                                                                                       ============


                    See accompanying notes to consolidated financial statements.

                                                F-2



                            ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Period From
                                                                                  Inception
                                                                                (Acquisition
                                                    Year Ended August 31,        of JDA) to
                                                ----------------------------     August 31,
                                                    2007            2006            2007
                                                ------------    ------------    ------------

Operating expenses:
  General and administrative ................   $  1,269,802    $    468,249    $  1,453,169
  Research and development ..................      4,961,531       5,334,202      10,295,733
  Depreciation and amortization .............         20,914             243          21,157
                                                ------------    ------------    ------------
  Total operating expenses ..................      6,252,247       5,802,694      11,770,059
                                                ------------    ------------    ------------
  Loss from operations ......................     (6,252,247)     (5,802,694)    (11,770,059)
                                                ------------    ------------    ------------
Other income (expense):
  Interest income ...........................         10,824          13,700          10,909
  Interest and finance charges ..............     (1,321,941)        (53,241)     (1,336,952)
  Other income (expense) ....................         10,409            (150)         10,409
                                                ------------    ------------    ------------
  Total other income (expense) ..............     (1,300,708)        (39,691)     (1,315,634)
                                                ------------    ------------    ------------
  Net loss from continuing operations .......     (7,552,955)     (5,842,385)    (13,085,693)
                                                ------------    ------------    ------------

Discontinued operations:
  Operating loss from discontinued operations        (93,178)       (243,680)       (172,361)
  Loss on disposal of discontinued operations            (79)           --               (79)
                                                ------------    ------------    ------------

  Net loss from discontinued operations .....        (93,257)       (243,680)       (172,440)
                                                ------------    ------------    ------------
Net loss ....................................   $ (7,646,212)   $ (6,086,065)   $(13,258,133)
                                                ============    ============    ============

Loss per common share, basic and diluted:
      Continuing operations .................   $      (0.12)   $      (0.12)   $      (0.20)
      Discontinued operations ...............          (0.00)          (0.01)          (0.00)
                                                ------------    ------------    ------------
                                                $      (0.12)   $      (0.13)   $      (0.20)
                                                ============    ============    ============
 Weighted average number of shares
  outstanding  basic and diluted ............     66,454,700      47,690,475      65,898,399
                                                ============    ============    ============


                See accompanying notes to consolidated financial statements.

                                             F-3



                                          ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                   Preferred Stock                Common Stock              Additional
                                             ---------------------------   ----------------------------       Paid-in
                                                Shares         Amount         Shares          Amount          Capital
                                             ------------   ------------   ------------    ------------    ------------

Balance, August 31, 2005 .................        443,162   $        443     47,019,654    $     47,020    $ 37,300,605

Retirement of treasury stock .............           --             --       (1,900,000)         (1,900)       (910,100)
Beneficial conversion feature and warrants
    issued - convertible notes payable ...           --             --             --              --            47,379
Stock optioons and warrants
    exercised ............................           --             --        1,978,299           1,979         510,669
Stock-based compensation .................           --             --             --              --            43,673
Net loss .................................           --             --             --              --              --
                                             ------------   ------------   ------------    ------------    ------------
Balance, Acquisition of JDA, July 26, 2006        443,162            443     47,097,953          47,099      36,992,226

Common stock issued in
   acquisition of JDA ....................           --             --       13,156,840          13,156       4,591,737
Stock options exercised ..................           --             --            5,000               5             820
Stock based compensation .................           --             --             --              --            15,031
Net loss .................................           --             --             --              --              --
                                             ------------   ------------   ------------    ------------    ------------
Balance, August 31, 2006 .................        443,162            443     60,259,793          60,260      41,599,814

Stock options exercised ..................           --             --           52,000              52           9,073
Stock based compensation .................           --             --          272,384             272         307,464
Issuance of escrow shares - JDA ..........           --             --        7,460,790           7,461       3,349,895
Issuance of stock for services ...........           --             --             --              --              --
Conversion of notes payable ..............           --             --        2,930,649           2,931         583,199
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --             --             --              --         1,955,837
Net loss .................................           --             --             --              --              --
                                             ------------   ------------   ------------    ------------    ------------
Balance, August 31, 2007 .................        443,162   $        443     70,975,616    $     70,976    $ 47,805,282
                                             ============   ============   ============    ============    ============


                              See accompanying notes to consolidated financial statements.

                                                          F-4



                                          ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                        (Continued)



                                                                     Treasury Stock             Common
                                              Accumulated    ----------------------------       Stock
                                                Deficit         Shares          Amount        Subscribed       Total
                                             ------------    ------------    ------------    ------------   ------------

Balance, August 31, 2005 .................    (36,176,280)      1,900,000    $   (912,000)   $       --     $    259,788

Retirement of treasury stock .............           --        (1,900,000)        912,000            --             --
Beneficial conversion feature and warrants
    issued - convertible notes payable ...           --              --              --              --           47,379
Stock optioons and warrants
    exercised ............................           --              --              --              --          512,648
Stock-based compensation .................           --              --              --              --           43,673
Net loss .................................       (474,144)           --              --              --         (474,144)
                                             ------------    ------------    ------------    ------------   ------------
Balance, Acquisition of JDA, July 26, 2006    (36,650,424)           --              --              --          389,344

Common stock issued in
   acquisition of JDA ....................           --              --              --              --        4,604,893
Stock options exercised ..................           --              --              --              --              825
Stock based compensation .................           --              --              --              --           15,031
Net loss .................................     (5,611,921)           --              --              --       (5,611,921)
                                             ------------    ------------    ------------    ------------   ------------
Balance, August 31, 2006 .................    (42,262,345)           --              --              --         (601,828)

Stock options exercised ..................           --              --              --              --            9,125
Stock based compensation .................           --              --              --              --          307,736
Issuance of escrow shares - JDA ..........           --              --              --              --        3,357,356
Issuance of stock for services ...........           --              --              --             6,667          6,667
Conversion of notes payable ..............           --              --              --              --          586,130
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --              --              --              --        1,955,837
Net loss .................................     (7,646,212)           --              --              --       (7,646,212)
                                             ------------    ------------    ------------    ------------   ------------
Balance, August 31, 2007 .................    (49,908,557)           --      $       --      $      6,667   $ (2,025,189)
                                             ============    ============    ============    ============   ============

                                 See accompanying notes to consolidated financial statements.

                                                          F-4(Con't)



                                           ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                           Period From
                                                                                                             Inception
                                                                                                           (Acquisition
                                                                                Year Ended August 31,       of JDA) to
                                                                            ----------------------------     August 31,
                                                                                2007            2006            2007
                                                                            ------------    ------------    ------------
Operating activities:
    Net loss ............................................................   $ (7,646,212)   $ (6,086,065)   $(13,258,133)
        Net loss from discontinued operations ...........................         93,257         243,680         172,440
                                                                            ------------    ------------    ------------
        Net loss from continuing operations .............................     (7,552,955)     (5,842,385)    (13,085,693)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ...................................         20,914             243          21,157
        Gain on disposal of property and equipment.......................           (128)           --              (128)
        Stock based compensation expense ................................        307,736          58,704         322,767
        Acquired inprocess research and development expense .............      3,357,356       5,266,145       8,623,501
        Amortization of discount on notes payable .......................      1,027,755          19,018       1,031,202
        Issuance of stock for services ..................................          6,667            --             6,667
            Prepaid expenses and other current assets ...................        (83,933)         44,837          76,538
            Prepaid commissions .........................................       (117,346)       (117,346)
            Deposits and other assets ...................................        (21,006)         (4,613)        (25,619)
            Accounts payable and accrued expenses .......................       (160,863)         44,659        (174,873)
            Accrued interest payable ....................................         98,632          (1,817)         83,226
                                                                            ------------    ------------    ------------
    Net operating cash flows  continuing operations .....................     (3,117,171)       (415,209)     (3,238,601)

    Net operating cash flows  discontinued operations ...................         36,642        (140,579)          1,504
                                                                            ------------    ------------    ------------
    Net cash used in operating activities ...............................     (3,080,529)       (555,788)     (3,237,097)
                                                                            ------------    ------------    ------------

Investing activities:
    Collection of notes receivable  related parties .....................         16,564            --            16,564
    Purchase of property and equipment ..................................       (198,919)         (5,057)       (218,270)
    Disposal of property and equipment ..................................          1,084            --             1,084
    Acquisition of JDA, net of cash acquired ............................           --          (290,730)       (290,730)
                                                                            ------------    ------------    ------------
    Net investing cash flows  continuing operations .....................       (181,271)       (295,787)       (491,352)

    Net investing cash flows  discontinued operations ...................         60,000         (35,556)         60,000
                                                                            ------------    ------------    ------------
    Net cash used in investing activities ...............................       (121,271)       (331,343)       (431,352)
                                                                            ------------    ------------    ------------

Financing activities:
     Proceeds from exercise of stock options and warrants ...............          9,125         513,473           9,950
     Proceeds from issuance of convertible notes payable ................      2,345,000         550,000       2,545,000
     Proceeds from issuance of convertible notes
        payable  related parties ........................................        175,000         200,000         375,000
     Proceeds from issuance of notes payable  related parties ...........        900,000       1,250,000
     Repayment of notes payable .........................................       (151,128)        (94,778)       (201,128)
     Repayment of notes payable  related parties ........................       (300,000)           --          (300,000)
     Principal payments on capital lease obligations ....................           --            (2,721)           --
                                                                            ------------    ------------    ------------

Net cash provided by financing activities - continuing operation ........      2,977,997       1,165,974       3,678,822
                                                                            ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ....................       (223,803)        278,843          10,373


Cash and cash equivalents, beginning of period ..........................        365,494          86,651         131,318
                                                                            ------------    ------------    ------------

Cash and cash equivalents, end of period ................................   $    141,691    $    365,494    $    141,691
                                                                            ============    ============    ============


                               See accompanying notes to consolidated financial statements.

                                                             F-5

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosure of cash flow information (continued):



                                                                    Period
                                                                     From
                                                                   Inception
                                     Year Ended August 31,       (Acquisition
                                     ---------------------        of JDA) to
                                     2007         2006          August 31, 2007
                                     ----         ----          ---------------

Cash paid during the year for:

Interest                           $ 27,946     $ 12,783          $ 28,629
Income Taxes                       $   --       $   --            $   --


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements of Oncologix Tech, Inc. (formerly BestNet Communications Corp., a Nevada corporation, and also formerly Wavetech International, Inc.) include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company," "Oncologix," "we," "us" or "our"). On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech, Inc. On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Since the acquisition of JDA, our principal activities have been primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. Because of the disposition of our Telephone Business, we are now characterized as a development stage company and accordingly, the accompanying consolidated financial statements provide financial information from the date we acquired JDA (July 26, 2006). The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recorded net operating losses in each of the previous fifteen years.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued expenses, and notes payable approximate fair value.

CONSOLIDATION POLICIES

         The consolidated financial statements for the years ended August 31, 2007 and 2006 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc. is an Arizona corporation. Interpretel (Canada) Inc. is a Canadian corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION

         Prior to September 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB 25") No. 25 "Accounting for Stock Issued to Employees," and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Effective September 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, employee compensation cost recognized for fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but net yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
Stock-based compensation expense is recognized as a component of general and administrative expense in the Statement of Operations.

         As a result of adopting SFAS 123(R) on September 1, 2006, our net loss for the fiscal year ended August 31, 2007, is approximately $222,057 higher than if we had continued to account for share-based compensation under APB 25, respectively. The adoption of this standard had no impact on our provision for income taxes because of the valuation allowance for our deferred tax assets due to our history of recurring net losses.

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

         The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the year ended
August 31, 2006:


                                                                                                 Period From
                                                                                                  Inception
                                                                                                (Acquisition
                                                                          Year Ended              of JDA to
                                                                        August 31, 2006       August 31, 2006)
                                                                        ---------------       ----------------

Net loss attributable to common stockholders, as reported...........    $    (6,086,065)      $     (5,611,921)

Add:  Compensation expense for employee equity awards
recorded at fair value in the determination of net loss as
reported............................................................               --                     --

Less:  Compensation expense for equity awards determined by
the fair value based method.........................................            (85,645)               (16,397)
                                                                        ---------------       ----------------
Pro forma net loss available to common shareholders.................    $    (6,171,710)      $     (5,628,318)
                                                                        ===============       ================
Loss per share, as reported.........................................    $         (0.13)      $          (0.09)
                                                                        ===============       ================
Pro forma loss per share............................................    $         (0.13)      $          (0.09)
                                                                        ===============       ================


         The fair value for these options was estimated as of the date of grant using a Black-Sholes option-pricing model with the following assumptions:

                                                                                Period From
                                                                                 Inception
                                                                              (Acquisition of
                                                            Year Ended            JDA) to
                                                          August 31, 2006     August 31, 2006
                                                          ---------------     ---------------
Volatility                                                     46% to 93%                 55%
Risk free rate                                               3.00% to 4.87%             3.00%
Expected dividends                                                     None              None
Expected term (in years)                                       1 to 7 years      1 to 6 years

NET LOSS PER COMMON SHARE

         Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses in fiscal 2007 and fiscal 2006 and from the period of inception (acquisition of JDA on July 26, 2006) to August 31, 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:



                                                                                           Period from
                                                                                            Inception
                                                                                         (Acquisition of
                                                                                          JDA) to August
                                                       Year Ended August 31,                 31, 2007
                                                  -------------------------------            --------
                                                    2007                 2006                  2007
                                                  ----------           ----------           ----------
                                                  Underlying           Underlying           Underlying
    Description                                  Common Shares        Common Shares        Common Shares
    -----------                                  -------------        -------------        -------------
    Convertible preferred stock............         886,324              886,324               886,324
    Convertible notes payable..............       8,803,750              670,417             8,803,750
    Options................................         297,055              187,052               297,055
    Warrants...............................          23,784                2,759                23,784
                                                 ----------           ----------            ----------
    Total potentially dilutive securities..      10,010,913            1,746,552            10,010,913
                                                 ==========           ==========            ==========


SEGMENT INFORMATION

         SFAS No. 131, "Disclosure About Segments of an Enterprise and Related
Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has identified two operating segments: telephone and medical device. Our telephone segment is presented as discontinued operations for all periods presented.

ADVERTISING COSTS

         Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled approximately
$5,000 and $2,000 for the years ended August 31, 2007 and 2006, respectively.

RECENT AND PENDING ACCOUNTING PRONOUNCEMENTS

         In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial
Liabilities" ("SFAS 159"), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect the adoption of SFAS 159 to have a material impact on our financial condition or results of operations

         In September 2006, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 158, ("SFAS No. 158")
"Employers' Accounting for Defined Benefit Pension and Other Postretirement
Plans" which improved financial reporting by requiring an employer to recognize the overfunded of underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial condition or results of operation.

         In September 2006, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007,

                                      F-10

and interim periods within those fiscal years. Earlier adoption is encouraged. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial condition or results of operation.

         In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial condition, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

3. DISCONTINUED OPERATIONS

         Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone Business and entered into discussions with a prospective purchaser. During January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained the rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. The sale of the Telephone Business assets was for the book value of the property and equipment assets resulting in a loss of $79. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. Revenue from discontinued operations was $351,568 and $1,174,073 for the years ended August 31, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was $93,257 and $243,680 for the years ended August 31, 2007 and 2006, respectively. Previously, our Telephone Business was reported as a separate business segment. As of August 31, 2007, there were no net assets relating to discontinued operations. Operating results of our telephone business are summarized as follows:


                                                          Year Ended
                                                           August 31,
                                                  -----------------------------
                                                      2007              2006
                                                  -----------       -----------
    Revenue.................................      $   351,568       $ 1,174,073
    Cost of Revenue.........................          210,545           720,403
                                                  -----------       -----------
       Gross margin.........................          141,023           453,670
    Other operating expenses................          234,201           697,350
                                                  -----------       -----------
       Loss from discontinued operations....      $   (93,178)      $  (243,680)
                                                  ===========       ===========

4. PROPERTY AND EQUIPMENT

         Property and equipment is composed of the following at August 31, 2007:

         Furniture.............................................    $  16,981
         Research and development equipment ...................      115,052
         Computer equipment ...................................       31,472
         Software .............................................       59,690
         Leasehold improvements ...............................        1,422
         Equipment ............................................       19,554
                                                                   ---------

         Total property and equipment at cost .................      244,171

         Less: accumulated depreciation and amortization ......      (40,849)
                                                                   ---------

                                                                   $ 203,322
                                                                   =========

         For fiscal 2007 and 2006 and for the period from inception (Acquisition of JDA on 07/26/06) to August 31, 2007, depreciation expense from continuing operations related to property and equipment is approximately $21,000 and $250 and $21,000, respectively. For fiscal 2007 and 2006, no depreciation amounts were included in research and development costs. No amount included in the above accumulated depreciation and amortization balance of $40,849 relates to capitalized software.

5. COMMITMENTS AND CONTINGENCIES

LEASES:

         The Company has entered into non-cancelable operating lease arrangements for two office locations, web hosting and one co-location facility. The web hosting and co-location facility relates to our discontinued operations. Rent expense under operating leases in 2007, 2006 and for the period from inception (acquisition of JDA on July 26, 2006) to August 31, 2007 is approximately $96,000, $150,000 and $119,000, respectively, of which, $46,000, $133,000 and $18,000 is classified as part of discontinued operations. The following is a summary of future minimum lease payments on these operating leases as of August 31, 2007:

                                                       Operating
           Fiscal Year Ending August 31,                 Leases
           -----------------------------                 ------
           2008                                       $    31,175

EMPLOYMENT AGREEMENTS:

         On July 26, 2006, we entered into two-year employment agreements with Dr. Andrew Kennedy, Andrew Green and Adam Lowe whereby these individuals will receive annual compensation of $240,000, $180,000 and $180,000, respectively. On June 25, 2007, our Board of Directors approved an increase in annual compensation for Mr. Green and Mr. Lowe to $200,000.

RESEARCH AND DEVELOPMENT AGREEMENTS:

         On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere our proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities, radiation handling licenses, and personnel with experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase has been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. We expect to continue our relationship with IUT, at a minimum, through the Clinical Approval Phase with assistance in providing adequate supplies of radiolabeled Oncospheres to support pre-clinical testing and human clinical trials. IUT has the necessary facilities, expertise and regulatory licensing to support this supply requirement. As of the date of this report, we agreed to extend this contract at the same rate through the end of our current fiscal year, August 31, 2007 and it subsequently ended October 31, 2007. Effective November 1, 2007, Oncologix entered into a revised agreement with IUT to provide continued support on the development, manufacturing and testing services in connection with the pre-clinical testing phase of the Oncosphere System. The contract is for a six-month period at a contract price of ninety-six thousand Euros, or approximately $145,000. IUT will provide additional facilities, materials and personnel support to Oncologix in order to complete the pre-clinical testing requirements associated with the Oncosphere System.

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

         We have entered into new contracts with two consultants located in Germany to cover the radiation technical support needed to complete pre-clinical development activities through the Clinical Approval Phase. The new contracts are for a period of 12 months beginning in March, 2007 ending in February, 2008. The new base contract price for the two German consultants for this 12 month period are 144,000 Euros and 100,000 Euros (or approximately $210,000 and 150,000), respectively, and will cover a minimum of two full-time equivalent technical resources for the period of the contracts. These consultants will work in conjunction with IUT to provide adequate supplies of radiolabeled microspheres to support pre-clinical testing and human clinical trials. On July 31, 2007 we terminated the 100,000 Euros contract with an effective termination date of August 31, 2007.

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

         During May 2007, the Company entered into an agreement with Saint Joseph's Research Institute (SJRI) in Norcross Georgia to conduct two additional animal studies relating to the pre-clinical testing of the Oncosphere product. The term of the agreement is to continue for the time required to conduct the two studies. The first study, a non-radioactive study, has been completed at a cost of approximately $9,000. The second study began in the second half of the 2007 calendar year and is expected to cost approximately $200,000. We are planning an additional animal study to begin after December 2007 with SJRI at an anticipated cost of $200,000.

         On June 11, 2007, the Company entered into a six-month consulting agreement with a medical doctor. We agreed to pay $2,500 per month for this consulting contract. The doctor will provide inputs for the design and development of our microsphere, and provide us access to clinical facilities for the purposes of reviewing activities associated with the handling, use and administration of microsphere brachytherapy products. This doctor agreed to accept unregistered common stock as payment for his services. Accordingly, 22,689 shares, representing $6,667 in consulting fees are currently listed in subscribed common stock. These shares were issued in October 2007 and valued based on the average market price of our common stock.

SOFTALK:

         Our dispute with Softalk, previously reported, has been settled and resolved pursuant to a Settlement Agreement and Mutual Release dated June 20, 2007 whereunder Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

6. JOINT DEVELOPMENT AGREEMENT

          As part of the acquisition of JDA, Oncologix acquired an investment in a Joint Development Agreement with two other entities to create the Microsphere Treatment Planning System ("MTPS") software. JDA originally invested $10,000 in the Joint Development Agreement during 2004 and Oncologix will own 20% of the MTPS software upon completion of development. Under the terms of the Joint Development Agreement, Oncologix will be entitled to receive a portion of profits from future sales, if any, of the MTPS software. As of August 31, 2007, the MTPS software development had stalled, although we have not given up our stake in this investment.

7. LICENSE AGREEMENT

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

         We have the exclusive worldwide right to make, have made, use, lease, offer to sell, sell and import products based on the technology embodied in the Oncosphere, generally known as "Instant Microspheres for Microarterial Imaging and Radiotherapy," subject to the terms of the License, including certain reservations of rights (which we do not believe are material) by the University and the U.S. Government. We may grant sublicenses and assign our rights under certain conditions.

         The License is subject to termination if we fail to perform under certain requirements of the License, including:

         (A) Making certain reports of our activities to the University;

         (B) Having submitted an IDE to the FDA, or other foreign equivalent, not later than September 16, 2008. Alternatively, having initiated a clinical trial in any country other than the USA with "initiated" indicating that the licensed product has been administered to the first subject in the clinical study;

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

         We have granted an exclusive sublicense under the License to Fountain Pharmaceuticals, Inc. a Delaware corporation, for China, Taiwan and Hong Kong. The royalty rate thereunder is three percent (3%) and the other provisions of the sublicense generally mirror those of the License.



8. NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

         Convertible notes payable consist of the following as of August 31, 2007 and August 31, 2006:



                                                                       August 31,     August 31,
                                                                          2007          2006
                                                                      -----------    -----------
8.0% convertible note due January 15, 2008, net of a discount of
     $0 and $28,361 as of August 31, 2007 and August 31, 2006 .....   $   350,000    $   321,639

10.0% convertible notes due December 31, 2007, net of a discount of
     $0 as of August 31, 2007 .....................................       150,000           --

8.0% convertible notes due May 2008, net of a discount of
     $349,857 as of August 31, 2007 ...............................       350,143           --

6.0% convertible notes due December 2008, net of a discount of
     $606,585 as of August 31, 2007 ...............................       688,415           --

10.0% convertible notes due September 2007, exchanged for 6.0%
     convertible notes due December 2008 ..........................          --          200,000
                                                                      -----------    -----------
Total unsecured convertible notes payable .........................     1,538,558        521,639
Less:  Current portion ............................................      (850,143)      (521,639)
                                                                      -----------    -----------

Longterm portion ..................................................   $   688,415    $      --
                                                                      ===========    ===========


         The following is a summary of future minimum payments on convertible notes payable as of August 31, 2007:

                                                          Convertible
             Fiscal Year Ending August 31,               Notes Payable
             -----------------------------               -------------
             2008                                         $ 1,200,000
             2009                                           1,295,000

         On March 13, 2006, we issued to an accredited investor; originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007 and subsequently extended until January
15, 2008. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25.
According, the Company recognized a beneficial conversion feature of $22,222.
During fiscal 2007, we expensed $50,583 as interest and finance charges, as a result of amortization of the note discounts.

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

         On September 30, 2006, we entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $100,000. The note was payable on January 31, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into our common stock at a conversion price of $0.20 per common share. On January 22, 2007, the Company recognized a beneficial conversion feature in the amount of $40,000.

                                      F-16



This discount was fully amortized during the six months ended February 28, 2007.
On January 31, 2007, we received a request to convert $100,000 in principal and $3,370 in accrued interest into 516,849 shares of common stock which were issued in June 2007.

         During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the aggregate amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $193,750 relative to these notes.
During the second quarter of fiscal 2007, holders of notes in the aggregate principal of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock which were issued in June 2007. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 agreed to extend the due date of their respective notes until September 15, 2007. These notes were further extended until December
31, 2007.

         On November 2, 2006, we entered into a note purchase agreement and convertible promissory note with an accredited investor for financing in the amount of $200,000. This note was payable on March 15, 2007 and accrues interest at the rate of 10% per annum. The note is convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $150,000 with respect to this note. On
January 31, 2007, the accredited investor elected to convert $200,000 in principal and $4,986 in accrued interest into 1,024,931 shares of common stock which were issued in June 2007.

         During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory
Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During fiscal 2007, $119,231 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During January 2007, we issued fourteen additional Convertible
Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During fiscal 2007, $116,325 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, we issued eight additional Convertible Promissory
Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During fiscal 2007, $70,058 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During fiscal 2007, $151,143 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

                                                                August 31,    August 31,
                                                                  2007          2006
                                                                --------      --------

10.0% convertible note due January 14, 2008 .................   $ 80,450      $ 80,450

10.0% convertible notes due January 14, 2008 ................    200,000          --
                                                                --------      --------
Outstanding unsecured related party convertible notes payable   $280,450      $ 80,450
                                                                ========      ========

                                          F-17

         On March 23, 2005, we issued to Anthony Silverman, a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. The term of this note has been extended to December 15, 2007. As of August 31, 2007 and August 31, 2006, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of our common stock. On November 30, 2007, Mr. Silverman agreed to extend the note to January 14, 2008.

         On July 7, 2006, we issued to Mr. Silverman another Convertible Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. The Company subsequently recorded a beneficial conversion feature of $66,667 in conjunction with the private placement issued on December 4, 2006. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until December 15, 2007. During fiscal 2007, we expensed $66,667 as interest and finance charges as a result of amortizing the beneficial conversion feature. On November 30, 2007, Mr. Silverman agreed to extend the note to January 14, 2008.

On September 30, 2006, we issued additional convertible promissory notes to Mr. Silverman in the aggregate principal amount of $175,000. The notes were payable on January 31, 2007 and accrue interest at the rate of 10% per annum and are convertible into our common stock at a conversion price of $0.20 per common share. The Company recognized a beneficial conversion features related to these notes in the amount of $70,000 which was expensed in the first six months of fiscal 2007. On January 31, 2007, these notes were assigned by Mr. Silverman to two accredited investors and were converted into 875,000 common shares.

RELATED PARTY NOTES PAYABLE:


                                                        August 31,    August 31,
                                                           2007         2006
                                                         --------     --------
10.0% note due January 14, 2008 .....................     200,000

8.0% note due January 14, 2008 ......................     400,000

Outstanding unsecured related party notes payable ...    $600,000     $   --
                                                         ========     ========

         On September 7, 2006. we issued a $200,000 60-day promissory note to Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in that amount. This note accrued interest at a rate of 10% and was due in full, including accrued interest, on November 6, 2006. On November 6, 2006, Mr. Schloz agreed to extend this note until November 30, 2006, then subsequently until December 15, 2006. The note principal of $200,000 plus accrued interest of $5,425 was paid in full on December 15, 2006.

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

         On December 15, 2006. we entered into a 16-day promissory note with Mr. Silverman, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and then further extended until December 15, 2007. In connection with a $25,000 principal payment on November 30, 2007, Mr. Silverman agreed to extend the balance of the note to January 14, 2008.

         On December 29, 2006, we entered into a one-month promissory note with Mr. Silverman for bridge financing in the amount of $50,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on January 31, 2007. This note principal of $50,000 plus accrued interest of $452 was paid in full on January 31, 2007.

         On April 13, 2007. we entered into a 45-day promissory note with Mr. Silverman for bridge financing in the amount of $400,000. This note accrued interest at a rate of 8% per annum and was due in full, including accrued interest on May 28, 2007. This note has been extended until July 31, 2007 and then further extended until December 15, 2007. On November 30, 2007, Mr. Silverman agreed to extend the note to January 14, 2008.

OTHER NOTES PAYABLE:

         On October 1, 2006, we entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.25% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006. As of August 31, 2007 and August 31, 2006, the principal on this note is $0 and $0, respectively.

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

9. TEDCO OBLIGATION

         On November 20, 2003, JDA entered into an Investment Agreement with the Maryland Technology Development Corporation ("TEDCO"). Pursuant to this Investment Agreement, TEDCO provided funding of $30,373 (the "TEDCO Funds") to JDA during 2004. The TEDCO obligation was assumed by us as a result of the acquisition of JDA in July 2006. The Investment Agreement calls for the repayment of the TEDCO Funds through either (i) repayment of the original amount of the TEDCO Funds, with increases to the required repayment amount commencing during calendar year 2007 or (ii) a percentage of future revenue derived from the JDA technology. As a result of the sale of JDA to us, the TEDCO obligation was in technical default and this obligation was accordingly repaid during November of 2006.

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

UNITS:

         On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. As of August 31, 2007 and August 31, 2006, there were 443,162 Units outstanding that had not been separated. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock and 1,329,486 shares of common stock.



SUBSCRIBED COMMON STOCK:

         As of August 31, 2007, we have 22,689 shares of subscribed stock that are issuable for the payment of consulting services from June 11, 2007 until August 31, 2007, representing a consulting fee of $6,667.

COMMON STOCK:

         Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase," as defined in the Merger Agreement between the Company and JDA (already released as stated below); (ii) 9,325,988 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the Clinical
Approval Phase.

         During the second quarter of 2007, our subsidiary's Chief Medical, Chief Executive and Chief Operating officers certified to our Board of Directors that the Development Phase had been completed. The 7,460,790 shares tied to that completion were accordingly released in the third quarter of 2007. During fiscal
2007, we issued 272,384 shares as a payment for a finders fee and consulting services in the total amount of $53,000.


WARRANTS:

         The following table summarizes warrant activity in fiscal 2007 and 2006:

                                                           Number          Exercise Price
                                                          ----------        -------------

         Outstanding, August 31, 2005 .............        4,096,138        $0.27 - $5.00
         Expired/Retired ..........................         (910,088)       $0.30 - $5.00
         Exercised ................................       (1,905,299)       $0.22 - $0.30
         Issued ...................................          200,000        $        0.35
                                                          ----------        -------------
         Outstanding, August 31, 2006 .............        1,480,751        $0.27 - $2.90
         Expired/Retired ..........................       (1,200,000)       $0.32 - $0.50
         Exercised ................................             --                   --
         Issued ...................................        2,158,326        $        0.50
                                                          ----------        -------------
         Outstanding, August 31, 2007 .............        2,439,077        $0.27 - $2.90
                                                          ==========        =============

         Details relative to the 2,439,077 outstanding warrants at August 31, 2007 are as follows:


                          Date of                           Number         Exercise          Expiration
                           Grant                          of Shares          Price              Date
         -------------------------------------------   -----------------  ------------  ----------------------
         First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007
         Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008
         Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007
         Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007
         Third quarter of fiscal 2004                            40,000          0.27          April 15, 2014
         Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009
         Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008
                                                       -----------------

         Outstanding, August 31, 2006                         1,480,751
         Second quarter of fiscal 2007                         (100,000)         0.32         January 8, 2007
         Second quarter of fiscal 2007                        2,158,326          0.50        December 4, 2008
         Third quarter of fiscal 2007                        (1,100,000)         0.50          April 23, 2007
                                                       -----------------

         Outstanding, August 31, 2007                         2,439,077
                                                       =================

                                                     F-20

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

         Effective March 31, 2006, warrants underlying the March 2003 Unit offering expired. Between March 9, 2006 and March 31, 2006, in exchange for $0.30 per Unit, the Company's Board of Directors offered Unit holders the right to exercise the underlying warrants, for their original exercise price of $0.30 per warrant, and exchange the Unit certificate for one share of common stock and a new modified unit ("Modified Unit"). Each Modified Unit consists of the following underlying securities: (a) three shares of the Company's common stock; and (b) one share of Series A Convertible Preferred Stock, par value $.001 per share. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). As of March 9, 2006, there were 443,162 Units outstanding from the March 2003 Unit offering. During this period, Unit holders elected to exercise 239,550 underlying warrants and exchange 239,550 Units for Modified Units for proceeds of approximately $72,000.

         The remaining contractual life of warrants outstanding as of August 31, 2007 was 1.29 years. Warrants for the purchase of 2,439,077 and 1,480,751 shares were immediately exercisable on August 31, 2007 and 2006 respectively with a weighted-average price of $0.509 and $0.503 per share.

STOCK OPTIONS:

         The Company is authorized to issue up to 4,600,000 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years.

         The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years.

         During the fiscal years ended August 31, 2007 and 2006, we granted 1,135,000 and 1,375,860 options from the stock incentive plans described above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

         The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                                   Period From
                                                                    Inception
                                     Year Ended August 31,       (Acquisition of
                                -------------------------------      JDA) to
                                     2007             2006       August 31, 2007
                                --------------   --------------   --------------
Volatility ..................    118% to  188%       46% to 93%      55% to 188%
Risk free rate ..............   4.50% to 4.88%   3.00% to 4.87%   3.00% to 4.88%
Expected dividends ..........             None             None             None
Expected term (in years) ....     3 to 6 years     1 to 7 years     1 to 6 years


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

         During the fiscal years ended August 31, 2007 and 2006, 52,000 and 78,000 employee options were exercised, respectively, 250,000 and 339,300 options were forfeited, respectively and 33,333 and nil options expired. As of August 31, 2007, $136,400 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.71 years. Additional information relative to our employee options outstanding at August 31, 2007 is summarized as follows:


                                                        Options       Options
                                                      Outstanding   Exercisable
                                                      -----------   -----------
Number of options .................................     5,456,860     4,441,024
Aggregate intrinsic value of options ..............   $    28,100   $    28,100
Weighted average remaining contractual term (years)          4.89          4.31
Weighted average exercise price ...................   $      0.64   $     0.690


         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2007.


         A summary of the Company's stock option activity is as follows:

                                                                            Weighted Average
                                         Number of        Option Price       Exercise Price
                                      Options Granted      Per Share           Per Share
                                         ----------      -------------         --------
Outstanding, August 31, 2005 .......      3,698,633      $0.17 - $8.00         $   1.04
Granted ............................      1,375,860      $0.19 - $0.40             0.35
Exercised ..........................        (78,000)     $0.17 - $0.23             0.21
Cancelled ..........................       (339,300)     $0.50 - 8.00              3.02
                                         ----------      -------------        --------
Outstanding, August 31, 2006 .......      4,657,193      $0.17 - $7.38             0.71
Granted ............................      1,135,000      $0.37 - 0.45              0.42
Exercised ..........................        (52,000)     $0.17 - $0.23             0.17
Cancelled ..........................       (283,333)     $0.35 - $4.86             0.88
                                         ----------      -------------         --------

Outstanding, August 31, 2007 .......      5,456,860      $0.17 - $7.38         $   0.64
                                         ==========      =============         ========


         We have 2,620,493 and 3,063,332 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive
Plan, respectively, as of August 31, 2007. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders. During fiscal 2007, the Company sought and received approval from its shareholders to increase the number of shares issuable under the 2000 Stock Incentive Plan from 5,000,000 to 7,500,000.

         The weighted average fair value of stock options granted during fiscal
2007 and 2006, for which the exercise price was equal to the fair market value of the stock at the time of grant, were $.42 and $.35 per share, respectively.

         During fiscal 2007, we granted 410,000 options to members' of our Board of Directors at exercise prices ranging from $0.37 to $0.45 per share. These options vest between one and two years.

         During fiscal 2007, we granted 475,000 options to employees at exercise prices ranging from $0.41 to $0.43 per share. These options vest between immediately and up to one year.

         During fiscal 2007, we granted 250,000 options to consultants at an exercise price of $0.41 per share. These options vest in one year.

         During fiscal 2007, 52,000 employee stock options were exercised. The exercise of these options resulted in proceeds to the Company of $9,125.

11. INCOME TAXES

         As of August 31, 2007, the Company has federal net operating loss carryforwards totaling approximately $30,700,000 and state net operating loss carryforwards totaling approximately $16,000,000. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2027.
The state net operating loss carryforwards expire in various amounts beginning in 2003 and ending in 2012. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

         The income tax benefit for the years ended August 31, 2007 and 2006 is comprised of the following amounts:

                                           2007          2006
                                       -----------   -----------
Current:                               $      --     $      --

Deferred:
   Federal                              (1,265,000)     (260,000)
   State                                  (198,000)      (40,000)
                                       -----------   -----------
                                        (1,463,000)     (300,000)
Valuation Allowance                      1,463,000       300,000
                                       -----------   -----------
                                       $      --     $      --
                                       ===========   ===========

                                      F-23

         The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                   2007       2006
                                                   ----       ----
Statutory tax rate                                 34.0%      34.0%
State income taxes                                  5.3%       5.3%
Change in valuation allowance                    (39.3)%    (39.3)%
Effective tax rate                                  0.0%       0.0%

         The components of the net deferred tax assets (liabilities) are as follows:

                                             2007             2006
                                        --------------   --------------
Deferred tax assets (liabilities):
Property and equipment                  $       (9,000)  $       (3,000)
Intangible assets                            1,817,000        1,670,000
Other                                            1,000            4,000
Net operating loss carryforward             11,285,000       10,016,000
                                        --------------   --------------
                                            13,094,000       11,687,000
Valuation allowance                        (13,094,000)     (11,687,000)
                                        --------------   --------------
                                        $         --     $         --
                                        ==============   ==============

         SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $13,094,000 valuation allowance as of August 31, 2007 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,310,000, which is net of approximately $97,000 of net operating loss benefits that have expired in the current year.

12. RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

         During fiscal 2007 and 2006, the Company entered into financing agreements with several related parties of the Company. Please see Note 8 for further descriptions of these transactions.

13. RETIREMENT PLAN

         Effective June 1, 2000, the Company adopted a 401(k) retirement plan. Employees are eligible to participate in the plan after 90 days of service. Salary deferral may range from 1% to 18%. The Company matches the amounts deferred by the employees, up to 5% of an employee's annual compensation with 50% of the matched amount vesting after the employees' first year of service and the remaining 50% of the matched amount vesting after the employees' second year of service. During fiscal 2007, the Company closed this retirement plan. The Company matched contributions totaling approximately $0 and $700 for the years ended August 31, 2007 and 2006, respectively.


14. STATEMENTS OF CASH FLOWS

         During fiscal 2007 and 2006, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.



For fiscal 2007, these non-cash investing and financing activities are summarized as follows:

                                                                                         Amount
                                                                                         ------

         The Company recognized a discount on the Convertible Promissory Notes issued to many accredited investors (See Note 9). This discount is related to warrants and beneficial conversion feature issued in connection with these
notes.                                                                                $  1,955,837

         During fiscal 2007, the Company converted $586,130 of principal and accrued interest into 2,930,649 shares of its common stock. These shares were
issued in June 2007.                                                                  $    586,130

         On October 1, 2006, the Company entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.25% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006. This note was paid in full during July 2007.

                                                                                            20,756
                                                                                      ------------

         Total non-cash transactions from investing and financing activities.         $  2,562,723
                                                                                      ============

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

                                                                                            44,314
                                                                                      ------------

         Total non-cash transactions from investing and financing activities.         $     91,693
                                                                                      ============

For period from inception (Acquisition of JDA) to August 31, 2007, these non-cash investing and financing activities are summarized as follows:

                                                                                         Amount
                                                                                         ------

         The Company recognized a discount on the Convertible Promissory Notes issued to many accredited investors (See Note 9). This discount is related to warrants and beneficial conversion feature issued in connection with these
notes.                                                                                $  1,955,837

         On October 1, 2006, the Company entered into a note payable agreement to finance $20,756 of directors and officer's insurance premiums. The note bears interest at a rate of 10.25% per annum and is due in nine monthly installments of $2,408, including principal and interest, beginning on November 1, 2006. This
note was paid in full during July 2007.                                                     20,756
                                                                                      ------------

         Total non-cash transactions from investing and financing activities.         $  1,976,593
                                                                                      ============

15. SUBSEQUENT EVENTS

         On September 7, 2007, the Company entered into a convertible promissory note with Stanley Schloz, a member of the Company's Board of Directors, for bridge financing in the amount of $150,000. This note bears interest at a rate of 12% and is payable monthly. The principal is due in full on December 15, 2007. On November 30, 2007, the Company repaid $100,000 of the principal. In connection with this repayment, Mr. Schloz agreed to extend the remaining principal until January 14, 2008. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share.

                                      F-25

         During September through November 2007, we issued Convertible Promissory Notes in an aggregate principal amount of $1,090,000. These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30 per common share. The convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. On December 3, 2007, the Company also issued 57,500 warrants to purchase the Company's common stock at an exercise price of $0.40 per share as a result of this financing.

         On October 1, 2007, the Company entered into a note payable agreement to finance $18,897 of directors and officer's insurance premiums. The note bears interest at a rate of 10.50% per annum and is due in nine monthly installments of $2,193, including principal and interest, beginning on November 1, 2007.

         During October 2007, we issued 39,252 shares of common stock to a consultant for payment of consulting fees of $9,167.

         During November 2007, 50,000 employee stock options were exercised. The exercise of these options resulted in proceeds to the Company of $11,500.

         On November 9, 2007, pursuant to a consulting contract, the Company issued 75,000 options to purchase the Company's common stock at an exercise price of $0.34 per share.

         We intend to raise $2,700,000 in a Private Placement Memorandum through the sale of our common stock commencing in December 2007.

RESEARCH AND DEVELOPMENT AGREEMENTS

         On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere our proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities, radiation handling licenses, and personnel with experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase has been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. We expect to continue our relationship with IUT, at a minimum, through the Clinical Approval Phase with assistance in providing adequate supplies of radiolabeled Oncospheres to support pre-clinical testing and human clinical trials. IUT has the necessary facilities, expertise and regulatory licensing to support this supply requirement. As of the date of this report, we agreed to extend this contract at the same rate through the end of our current fiscal year, August 31, 2007 and it subsequently ended October 31, 2007. Effective November 1, 2007, Oncologix entered into a revised agreement with IUT to provide continued support on the development, manufacturing and testing services in connection with the pre-clinical testing phase of the Oncosphere System. The contract is for a six-month period at a contract price of ninety-six thousand Euros, or approximately $145,000. IUT will provide additional facilities, materials and personnel support to Oncologix in order to complete the pre-clinical testing requirements associated with the Oncosphere System.

         On November 9, 2007, the Company entered into a six-month consulting agreement with a medical doctor and granted him options to purchase 75,000 shares of common stock at a price of $0.34 per share as the sole consideration for his consulting services. This consultant will assist with the design and conduct of the animal studies at SJRI, including assistance with our delivery system and clinical trials.

16. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2008 and prior to achieving breakeven. Additionally, as a result of the acquisition of JDA and the associated License Agreement with the UofM, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. The requirements of the License Agreement are disclosed in Note 8 above. Management has been historically successful in obtaining financing and has implemented a number of cost-cutting initiatives to reduce working capital needs. On October 24, 2006, a majority of the Company's shareholders approved the increase in the number of authorized shares to 200,000,000. In addition, the Company anticipates that we will need approximately $17,000,000 in funding to take our Oncosphere to commercialization. The increase in the number of authorized shares will allow the Company to raise additional funding through debt and equity financings sufficient to fund our business. The Company requires and continues to pursue additional capital for payment of current obligations, to meet the requirements of the License Agreement discussed above and growth and achievement of breakeven.

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

         The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we delayed the final advance of $2,000,000, with such funding to be made in increments as needed in fiscal 2007 and fiscal 2008. We have currently funded a total of $3,700,000 towards the Oncosphere project. We now estimate additional expenditures of approximately $4,300,000 through the Clinical Approval Phase which includes an additional animal trial and human feasibility trial. The feasibility trial is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.

         Our agreement to effect this financing was incorporated into the Master License Agreement with the University of Maryland as a condition to the University's consent to JDA's assignment of the License to us. Because the other parties to the Agreement of Merger and Plan of Reorganization by and among BestNet Communications Corp., Oncologix Corporation, JDA Medical Technologies, Inc. and the Principal Shareholders and the Executive Shareholders (for a Limited Purpose) of JDA Medical Technologies, Inc. (the "Merger Agreement") agreed to the delay in funding. We do not believe that we are in default under the Merger Agreement. However, it is possible that the University may consider the delay of funding to be a breach of the terms of the Master License Agreement, as amended. If so, and if the University should notify us that it considers the delay to be such a breach, we would have a period of ninety days in which to cure the breach. As of the date of this Report, no such notice has been received by us. If we are unable to obtain the financing required by the Merger Agreement we could potentially lose the University of Maryland License Agreement, which would have a material adverse effect on the Company.

         As of the date of this report, we will need approximately $4,300,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to complete the Development Phases of our Oncosphere System and take us through a human feasibility clinical trial as well as fund corporate overhead during that same time period. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

         Risks and uncertainties associated with completing development on schedule, and consequences if not completed timely: We estimate that we will have cash flows from our product beginning in the first quarter of fiscal 2011. Significant delays, could affect future funding and market interest. The company must receive Pre-Market Approval from the FDA for the Oncosphere product in order to commercialize the product. There can be no guarantee of approval from the FDA. Alternatively, the process for FDA approval may be longer than projected in this plan which may materially affect the time required to commercialize the product. The Oncosphere product is also dependent upon radiation regulatory agencies. Potential suppliers and users of the Oncosphere product will be required to obtain the necessary licenses to receive, store and administer the radiation therapy. Delays in licensing or changes in licensing regulations could affect the acceptance of the Oncosphere product in the clinical study as well as the commercial settings. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect or ability to continue as a going concern.

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

ITEM 8B. OTHER INFORMATION

     None

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers as of November 12, 2007, is set forth below:

    Name                 Age              Position held with Company
    ----                 ---              --------------------------
Andrew Green              39     Chief Executive Officer, President and Director
Adam G. Lowe              45     Chief Operating Officer and Director
Stanley L. Schloz         64     Chairman of the Board
Andrew Kennedy, MD        43     Chief Medical Officer and Director
Barry Griffith            39     Director
Judy Lindstrom            62     Director
Steven Kurtzman, MD       45     Director
Michael A. Kramarz        38     Chief Financial Officer



         ANDREW M. GREEN became a director of the Company on July 26, 2006, upon the merger with JDA. On June 25, 2007, he was appointed as Chief Executive Officer and President. He had been a consultant to JDA from May 2006 until the merger. Previously, since June 2005, he was a principal in NeoMedica, LLC, a consulting group that specialized in executive level medical device consulting for clients that included early stage ventures dealing with Class III devices involving cardiology, ophthalmology, orthopedics, and electrophysiology. Prior to that, from 1996 until 2005, he was employed by the Novoste Corporation (a publicly traded medical device company). His final position with Novoste was as a corporate officer with responsibility for Regulatory Affairs, Clinical Affairs, Quality Assurance and New Technology/Business Development. From 1993 until his employment with Novoste, he was employed as a Scientific Reviewer/Biomedical Engineer for the FDA, where he was responsible for the review of scientific, technical, pre-clinical and clinical data submitted in support of the safety and effectiveness of both interventional and general cardiovascular devices. He holds a BS degree in Biological Sciences and an MS degree in Bioengineering, both from Clemson University, where his research focused on characterization and use of materials in a biological environment. He also served in the US Army as a Field Combat Medical Specialist.

         ADAM G. LOWE became a Director of Oncologix and President and Chief Operating Officer of Oncologix upon the Merger. He had been a consultant to JDA from May 2006 until the Merger. Previously, since June 2005, he and Mr. Andrew Green (see above) were employed by NeoMedica, LLC, a consulting group owned by them, that specialized in executive level medical device consulting for clients that included early stage ventures dealing with Class III vascular brachytherapy devices involving cardiology, ophthalmology, orthopedics, and electrophysiology.

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

         BARRY GRIFFITH has been a director of the company since December of 2004. Mr. Griffith brings 15 years of early stage and upstart medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is Northeast Area Sales Manager with Cardiovascular Systems Inc. Prior to that, he was Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray. Isoray is introducing the new Prostate Brachytherapy Isotope Cesium 131.

         JUDY LINDSTROM became a director of the Company on June 26, 2007. She was Chief Operating Officer of the U.S. division of Portland Orthopedics from 2000 through 2006, a privately-held company headquartered in Sydney, Australia. Since September, 2006, she has also been a director and business consultant for Genis, a private company in Iceland developing a carbohydrate to regenerate true bone. From 1998 to 2001, she operated her own medical device consulting company, JL International. From 1996 to 1998, she was Executive Vice President, Global Sales and Marketing, for Wright Medical Technology, Inc. She was President and Chief Executive Officer of Neovision from 1995 to 1996. From 1991 to 1994, she was President for MicroAire Surgical Instruments, Inc. Ms. Lindstrom also served as General Manager for two operating divisions of Baxter International, V. Mueller Endoscopy (1991) and Edward Orthopedics (1988 - 1991). She was the first woman promoted to General Manager for a Baxter operating unit. From 1991 - 1996, Ms. Lindstrom served on the board of directors of Everest Medical Corporation (a NASDAQ listed company prior to its acquisition in April, 2000) and in 1994 served on the board of AdvaMed (formerly the Health Industry Manufacturers Association).

         STEVEN KURTZMAN, MD. was elected to our Board of Directors on June 25, 2007. He previously served as a director of our subsidiary, Oncologix Corporation upon the Merger. Since December 2005, he has been an advisor to our Company and has been the Medical Director of IsoRay Medical, Inc. a publicly traded company since January 2006. IsoRay manufactures and markets radiation devices for brachytherapy primarily for the treatment of prostrate cancer. He has also been Medical Director of Xoft Microtube, Inc. since January 2007. Xoft manufactures miniaturized x-ray tubes for use in High Dose Rate Brachytherapy applications. He has, since 1998, been practicing medicine in the San Francisco, California, Bay area specializing in radiation oncology. He is currently the Director of Brachytherapy for Western Radiation Oncology, P.C. He is considered an expert in the management of prostate cancer and has lectured on and taught prostate brachytherapy nationally. He holds a BA from Cornell University and is a graduate of Case Western Reserve University School of Medicine. He completed his residency training in radiation oncology at the Hospital of the University of Pennsylvania.

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

     ************

         ANTHONY SILVERMAN, who resigned as a member of our Board of Directors on October 12, 2007, continues to assist and advise us in connection with our financing efforts, is the holder of approximately $880,000 of our short term debt (now due and payable on January 14, 2008, and is the holder, together with his affiliates, of 6,433,484 shares of our common stock. Although Mr. Silverman has consented to extend the due dates of this indebtedness several times and has indicated his intention to continue to do so, there is no assurance of continued extensions or that, if granted, such consent will not be given subject to such conditions as Mr. Silverman may deem appropriate. Because of these continuing relationships, it is possible that Mr. Silverman may be considered to be an "affiliate" of the Company. He is the General Partner of Katsinam Partners, LP, a private investment fund located in Scottsdale, Arizona that invests in micro and small-cap public companies. Katsinam holds 1,998,000 shares of our common stock and 40,000 warrants to purchase shares of our common stock. Mr. Silverman also manages his personal investments. Mr. Silverman has been a shareholder of BestNet since April 2002. Mr. Silverman was Founder, Chairman and CEO of Paradise Valley Securities from 1987 to 1999. For most of his 30-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. Mr. Silverman has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Oncologix's directors and officers, and persons who own more than 10% of a registered class of Oncologix's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish Oncologix with copies of all Section 16(a) forms they file.

         Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2007.



ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2007 and 2006 by our Chief Executive Officer and our other employee whose aggregate cash compensation exceeded $100,000 (the "Named Executive Officers"). None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.


                                                     SUMMARY COMPENSATION TABLE


                                                                                                Non-qualified
                                                                                 Nonequity        deferred     All Other
Name and Principal                                        Stock       Option   incentive plan    compensation   compens-   All Other
    Position                Year    Salary    Bonus ($)  awards($)  awards($)  compensation($)   earnings($)    ation($)   Total($)
-------------------------   ----   --------   --------   --------   --------   --------------     ---------     --------   --------
Andrew M. Green             2007   $183,333   $   --     $   --     $  3,104   $   --             $   --        $   --     $186,437
CEO and President (1)       2006   $ 15,000   $   --     $   --     $  5,655   $   --             $   --        $   --     $ 20,655


Stanley L. Schloz           2007   $ 62,333   $   --     $   --     $  3,104   $   --             $   --        $ 11,000   $ 76,437
Chariman of the Baord (2)   2006   $ 52,467   $ 10,000   $   --     $ 27,957   $   --             $   --        $ 11,700   $102,124


Dr. Andrew M. Kennedy       2007   $220,000   $   --     $   --     $  3,104   $   --             $   --        $   --     $223,104
CMO (3)                     2006   $ 20,000   $   --     $   --     $  5,655   $   --             $   --        $   --     $ 25,655


Adam Lowe                   2007   $183,333   $   --     $   --     $  5,326   $   --             $   --        $   --     $188,659
COO (4)                     2006   $ 15,000   $   --     $   --     $   --     $   --             $   --        $   --     $ 15,000


James C. Reed (5)           2007   $ 42,147   $   --     $   --     $ 74,127   $   --             $   --         $   --     $116,274
                            2006   $   --     $   --     $   --     $   --     $   --             $   --         $   --     $   --


     (1)  Mr. Green was appointed to the Company's Board of Directors on July
          26, 2006. Mr. Green has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $180,000. On June 25, 2007 the Board of Directors appointed
          Mr. Green Chief Executive Officer and approved an increase in Mr.
          Green's annual salary to $200,000, On July 26, 2006, Mr. Green was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.35 per share. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year; 1/3 vest in two years. On July 26, 2006, Mr. Green was granted options to purchase
          125,000 shares of our common stock at a per share exercise price of $0.35. These options were subsequently cancelled On December 19, 2006,
          Mr. Green was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.45 and vest in one year.

     (2) Mr. Schloz was appointed President on November15, 2004. Pursuant to his agreement, he was to receive annual compensation of $54,000. On
          July 27, 2006, the Company's Board of Directors authorized an increase in annual compensation to $68,000. Also on that date, the Board of Directors authorized a $10,000 bonus. Mr. Schloz also receives $12,000 annually for service on the Company's Board of Directors. On June 25, 2007, Mr. Schloz was elected as the Company's Chairman of the Board and subsequently stepped down as President and Chief Executive
          Officer. On March 24, 2005, Mr. Schloz was also granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $.165 per share. These options vest immediately. On
          December 5, 2005, Mr. Schloz was also granted options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of

                                       39

          $.24 per share as part of the Company's annual grant program for service on the Company's Board of Directors. These options vest in one year. On March 22, 2006, Mr. Schloz was granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $.40. These options vest in one year. On December 19, 2006, Mr. Schloz was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.45 and vest in one year.

     (3) Dr. Kennedy was appointed to the Company's Board of Directors on July 26, 2006. Dr. Kennedy has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $240,000. On July 26, 2006, Dr. Kennedy was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.35 per share. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year; 1/3 vest in two years. On December 19, 2006, Dr. Kennedy was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.45 and vest in one year.

     (4) Mr. Lowe has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $180,000. On June 25, 2007 the Board of Directors appointed Mr. Lowe Chief Operating Officer and approved an increase in Mr. Lowe's annual salary to $200,000, On July 26, 2006, Mr. Lowe was granted options to purchase 125,000 shares of our common stock at a per share exercise price of $0.35. These options were subsequently cancelled. On Julne 25, 2007, Mr. Lowe was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.38. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year; 1/3 vest in two years.

     (5) Mr. Reed was hired by Oncologix as our Director of Radiation Science and Radiation Safety Officer on April 30, 2007 where he is to be paid an annual salary of $125,000. Mr. Reed was granted options to purchase 250,000 shares of our common stock at a per share exercise price of $0.44. These optiond vest as follows: 1/4 vest immediately and 3/4 vest in one year.

EMPLOYMENT AGREEMENTS

         On July 26, 2006, the Company, through its subsidiary Oncologix Corporation, entered into an employment agreement with Dr. Andrew Kennedy whereby Dr. Kennedy is to serve as the Company's Chief Scientific and Medical Officer. The term of the agreement is two years, and will automatically extend for additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the agreement at least sixty days prior to such anniversary dates. The agreement provides that Dr. Kennedy will receive annual compensation of $240,000. Dr. Kennedy is to participate in any benefit plans provided to executive employees of the Company, and to a bonus at the discretion of the Board of Directors. He waived his salary for the months of August and September, 2007.

         On July 26, 2006, the Company, through its subsidiary Oncologix Corporation, entered into an employment agreement with Andrew Green whereby Mr. Green is to serve as the Company's Chief Executive Officer. The term of the agreement is two years, and will automatically extend for additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the agreement at least sixty days prior to such anniversary dates. The agreement provides that Mr. Green will receive annual compensation of $180,000. Mr. Green is to participate in any benefit plans provided to executive employees of the Company, and to a bonus at the discretion of the Board of Directors. Effective as of July 1, 2007, Mr. Green's annual compensation was increased to $200,000.



         On July 26, 2006, the Company, through its subsidiary Oncologix
Corporation, entered into an employment agreement with Adam Lowe whereby Mr.
Lowe is to serve as the Company's Chief Operating Officer. The term of the agreement is two years, and will automatically extend for additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the agreement at least sixty days prior to such anniversary dates. The agreement provides that Mr. Lowe will receive annual compensation of $180,000. Mr. Lowe is to participate in any benefit plans provided to executive employees of the Company, and to a bonus at the discretion of the Board of Directors. Effective as of July 1, 2007, Mr. Lowe's annual compensation was increased to $200,000.



                                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END



                                                                  Option awards
                              --------------------------------------------------------------------------------------------

                                                                 Equity incentive
                                                                   plan awards:
                                Number of         Number of          number of
                                securities       securities         securities
                                underlying       underlying         underlying
                               unexercised       unexercised        unexercised
Name and Principal               options           options           unearned         Option exercise    Option expiration
    Position                 (#) Exercisable  (#) Unexercisable     options (#)          price($)              date
    --------                 ---------------  -----------------     -----------          --------              ----

Andrew M. Green                        13,333             6,667            --              $ 0.35            07/26/16
                                            -            10,000            --              $ 0.45            12/19/16


Stanley L. Schloz                      20,000              --              --              $ 0.40            10/22/13
                                        5,000              --              --              $ 0.27            12/17/13
                                       50,000              --              --              $ 0.35            01/05/14
                                       10,000              --              --              $ 0.24            12/05/15
                                      100,000              --              --              $ 0.40            03/22/13
                                         --              10,000            --              $ 0.45            12/19/16


Dr. Andrew M. Kennedy                  13,333             6,667            --              $ 0.35            07/26/16
                                         --              10,000            --              $ 0.45            12/19/16


Adam Lowe                               6,666            13,334            --              $ 0.38            06/25/17





                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                                                  (Continued)



                                                             Stock awards
                              -----------------------------------------------------------------------------


                                                                         Equity incentive    Equity incentive
                                                                           plan awards:        plan awards:
                                                                            number of       market or payout
                                   Number of         Market value        unearned shares,   value of unearned
                              shares or units of  of shares or units      units or other     shares, units or
Name and Principal              stock that have   of stock that have     rights that have   other rights that
    Position                      not vested (#)      not vested ($)      not vested (#)    have not vested ($)
    --------                      --------------      --------------      --------------    -------------------

Andrew M. Green                        --                $   --                --                $   --
                                       --                $   --                --                $   --


Stanley L. Schloz                      --                $   --                --                $   --
                                       --                $   --                --                $   --
                                       --                $   --                --                $   --
                                       --                $   --                --                $   --
                                       --                $   --                --                $   --
                                       --                $   --                --                $   --


Dr. Andrew M. Kennedy                  --                $   --                --                $   --
                                       --                $   --                --                $   --


Adam Lowe                              --                $   --                --                $   --


                                                    41(Cont)


Options Grants
--------------

         On December 19, 2006, Dr. Kennedy and Messrs. Schloz, Griffith, Silverman and Green were each granted options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $0.45 per share. These options vest in one year.

         On June 25, 2007, Mr. Lowe was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $0.38 per share. These options vest as follows: one-third vest immediately, one-third vest in one year, one-third vest in two years.

         On June 25, 2007, Dr. Kurtzman was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $0.38 per share. .These options vest as follows: one-third vest immediately, one-third vest in one year, one-third vest in two years.

         On June 26, 2007, Ms. Lindstrom was granted options to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $0.37 per share. These options vest as follows: one-third vest immediately, one-third vest in one year, one-third vest in two years.

         On July 6, 2007, Ms. Lindstrom, Mr. Griffith and Dr. Kurtzman were each granted options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in one year.


Option Exercise
---------------

         During the fiscal year ended August 31, 2007, Mr. Schloz exercised 20,000 options at an exercise price of $0.165 per share resulting on funds to the Company of $3,300. There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options.



                                                        DIRECTOR COMPENSATION


                                                                                     Non-qualified
                           Fees earned                               Nonequity         deferred
Name and Principal         or paid in    Stock        Option      incentive plan     compensation       All Other        All Other
    Position                cash ($)   awards($)     awards($)    compensation($)     earnings($)    compensation($)      Total($)
    --------                --------   ---------     ---------    ---------------     -----------    ---------------      --------
Barry Griffith              $ 11,000     $  --       $ 22,636          $  --             $  --            $  --           $ 33,636

Dr. Steven Kurtzman         $ 11,000     $  --       $ 24,858          $  --             $  --            $  --           $ 35,858

Judy Lindstom               $  1,000     $  --       $ 24,722          $  --             $  --            $  --           $ 25,722

Anthony Silverman           $ 11,000     $  --       $  3,104          $  --             $  --            $  --           $ 14,104


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

         All of the directors waived all fees for the months of August and September, 2007, and Dr. Kennedy waived his salary for the same period. In addition, Mr. Schloz waived his salary as Chairman for the month of August, 2007.

                                       43


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

     The following table sets forth as of November 12, 2007, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and
(iv) all of our officers and directors as a group:

                         Name and Address                    Amount and Nature                Percent
Title of Class        of Beneficial Owner (1)           of Beneficial Owner (2)(3)          of Class (3)
--------------        -----------------------           --------------------------          ------------
Common Stock          Andrew M. Green                          3,785,123 (4)                   5.32%

Common Stock          Adam G. Lowe                             3,768,456 (5)                   5.30%

Common Stock          Stanley L. Schloz                        1,176,992 (6)                   1.65%

Common Stock          Barry Griffith                             399,000 (7)                   0.56%

Common Stock          Andrew Kennedy, MD                      13,973,071 (9)                  19.66%

Common Stock          Steven Kurtzman, MD                        306,666 (10)                  0.43%

Common Stock          Judy Lindstrom                               6,666 (11)                  0.01%

Common Stock          Michael Kramarz                            255,000 (12)                  0.36%

Common Stock          Anthony Silverman                        6,433,484 (8)                   8.86%
                      7625 E Via Del Reposo
                      Scottsdale, AZ  85258

Common Stock          Jeff Franco                             13,949,738 (13)                 19.63%
                      6501 Autumn Wind Circle
                      Clarksville, MD  21029

Common Stock          All directors and
                      executive officers as                   30,106,258                      40.66%
                      a group

------------------------------------------------------------------------------------------------------
     Less than 1%

     (1)  Unless otherwise noted, the address of each holder is 3725
          Lawrenceville-Suwanee Rd., Suite B-4, Suwanee, GA 30024.

     (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 12, 2007 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

     (3)  The amounts and percentages in the table are based upon 71,064,868 shares of Common Stock outstanding as of November 12, 2007

     (4) Includes 23,333 shares subject to vested options and direct ownership of 3,761,790 shares, of which 2,821,342 are subject to an escrow agreement.

     (5) Includes 6,666 shares subject to vested options and direct ownership of 3,761,790 shares, of which 2,821,342 are subject to an escrow agreement.

     (6) Includes 195,000 shares subject to vested options, direct ownership of 250,000 shares issuable upon conversion of a convertible promissory note and direct ownership of 731,992 shares, but does not include any shares held by Katsinam Partners, LP, of which Mr. Schloz has no power to vote such shares, although his is the holder of a 7.8% limited partnership interest in Katsinam Partners, LP.

     (7) Includes 390,000 shares subject to vested options and 9,000 shares of stock underlying units held.

     (8) Includes 90,000 shares subject to vested options, direct ownership of 2,918,400 shares, direct ownership of warrants to purchase 50,000 shares, direct ownership of 1,337,084 shares issuable upon conversion of two promissory notes and 1,998,000 shares and 40,000 warrants to purchase shares owned by Katsinam Partners, LP, of which Mr. Silverman is the holder of a 17.64% limited partnership interest and is the General partner with sole power to vote such shares.

                                       44

     (9) Includes 23,333 shares subject to vested options and direct ownership of 13,949,738 shares indicated of which 8,369,842 are subject to an escrow agreement.

     (10) Includes 306,666 shares subject to vested options. (11) Includes 6,666 shares subject to vested options. (12) Includes 255,000 shares subject to vested options.

     (13) Includes direct ownership of 13,949,738 shares, of which 8,369,842 are subject to an escrow agreement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 23, 2005, we issued to Anthony Silverman, who was at the time a member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, the principal and interest of which are convertible at the option of the holder into 916,667 shares of the Company's common stock at a price of $0.12 per share. The Note was originally due on March 31, 2006, now extended to January 14, 2008, and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock. As of August 31, 2007, the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of our common stock.

         On July 7, 2006, we issued another Note to Mr. Silverman in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. This latter note was originally due at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum, and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until January 14, 2008.

         Under the terms of our acquisition of JDA in July, 2006, we issued 43,000,000 shares of our common stock to the previous owners of JDA, including three current directors, Dr. Andrew Kennedy, Andrew Green and Adam Lowe. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. We released 7,460,790 shares upon the completion of our "Development Phase." The development and operating goals that relate to the release of the remaining shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 9,325,988 shares upon the completion of our "Pre-Clinical Testing Phase;" and (ii) 13,056,382 shares upon the completion of our "Clinical Approval Phase."

         On September 30, 2006, we issued additional convertible promissory notes to Mr. Silverman in the aggregate principal amount of $175,000, due January 31, 2007 and bearing interest at the rate of 10% per annum and are convertible into our common stock at a price of $0.20 per share. The company recognized a beneficial conversion features related to these notes in the amount of $50,000 which was expensed in the first six months of fiscal 2007. On January 31, 2007, these notes were assigned by Mr. Silverman to two accredited investors and were converted into 875,000 common shares.

         On December 15, 2006, we issued a $200,000 16-day promissory note to Mr. Silverman for bridge financing. This note accrues interest at a rate of 10% per annum. Mr. Silverman has agreed to extend this note until January 14, 2008.

         On April 13, 2007, we issued a $400,000 45-day promissory note to Mr. Silverman for bridge financing. This note accrues interest at a rate of 8% per annum. Payment of this note has been extended until January 14, 2008.

         On September 4, 2007, we borrowed $150,000 from Mr. Stanley L. Schloz, one of our Directors, on a note bearing interest at the rate of 1% per month, convertible into common stock at the rate of $0.20 per share and originally due December 15, 2007. We have repaid $100,000 of that amount and intend to pay the remaining principal balance, plus accrued interest, from the proceeds of this Offering.

         Under the terms of our acquisition of JDA in July, 2006, we issued 43,000,000 shares of our common stock to the previous owners of JDA, including three of whom are current directors, Dr. Andrew Kennedy, Andrew Green and Adam Lowe. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. We released 7,460,790 shares upon the completion of our "Development Phase." The development and operating goals that relate to the release of the remaining shares, and the number of shares to be released at the time the goal is achieved are as follows:
(i) 9,325,988 shares upon the completion of our "Pre-Clinical Testing Phase"; and (ii) 13,056,382 shares upon the completion of our "Clinical Approval Phase."



ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-KSB are filed as part of this report.

(a)(2) Exhibits

       Number                                   Description of Filing                               Method
       ------                                   ---------------------                               ------

         2.1           Agreement of Merger and Plan of Reorganization between BestNet                (9)
                       Communications Corp, Oncologix Corporation and JDA Medical
                       Technologies, Inc.

         3.1           Articles of Incorporation, as originally filed with the Nevada                (1)
                       Secretary of State on February 19, 1998, and as amended to date

         3.3           Certificate of Amendment to Articles of Incorporation, as originally          (6)
                       filed with the Nevada Secretary of State.

         3.4           Amended Certificate of Designations, Rights, Preferences and                  (6)
                       Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

         3.5           Amended Certificate of Designations, Rights, Preferences and                  (6)
                       Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

         3.6           Amended Certificate of Designations, Rights, Preferences and                  (6)
                       Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

         3.7           Amended and Restated Bylaws of BestNet Communications Corp.                   (8)

         3.8           Certificate of Amendment of Articles of Incorporation, as originally           *
                       filed with the Nevada Secretary of State.

          4            2000 Incentive Stock Plan                                                     (2)

         4.1           Form of Unit Purchase Agreement                                               (7)

        10.1           Securities Purchase Agreement between Wavetech and the investor and           (3)
                       the Placement Agent

        10.2           Registration Rights Agreement between Wavetech, the Investor and the          (3)
                       Placement Agent

        10.3           Registration Right Agreement                                                  (3)

        10.4           Securities Purchase Agreement                                                 (3)

        10.5           Product Customization Agreement                                               (4)

        10.6           Purchase Agreement by and among Softalk, Inc., Interpretel (Canada)           (5)
                       Inc. and Wavetech International, Inc. dated October 25,
                       1999

        10.7           Amendment No. 1 to Amended and Restated License Agreement                     (5)

        10.8           Amended and Restated License Agreement                                        (5)

        10.9           Share Exchange Agreement by and among Wavetech International, Inc.,           (5)
                       Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999

        10.10          Minutes of Settlement between BestNet Communications Corp. and                (8)
                       Softalk, Inc.

        10.11          Lease Agreement Dated November 1, 2005, by and between Noto's                 (10)
                       Properties LLC. and Bestnet

        10.12          Lease Agreement Dated July 25, 2006, by and between R & J Ventures            (10)
                       LLC. and Oncologix Corporation





        10.13          Lease Agreement Dated July 12, 2006, by and between Office Suites Plus        (10)
                       and Oncologix Corporation

        10.14          Form of Note and Warrant Purchase Agreement between BestNet and               (10)
                       Mountainview Opportunistic Growth Fund LP

        10.15          Form of Note Purchase Agreement Issued July 7, 2006                           (10)

        10.16          Franco Consulting Agreement                                                   (9)

        10.17          Kennedy Employment Agreement                                                  (9)

        10.18          Green Employment Agreement                                                    (9)

        10.19          Lowe Employment Agreement                                                     (9)

        10.20          License to Fountain Pharmaceuticals, Inc.                                      *

        14.1           Oncologix Tech, Inc. Code of Ethics                                           (6)

         21            Subsidiaries of the Registrant                                                 *

        32.1           Section 906 Certification of Andrew M. Green                                   *

        32.2           Section 906 Certification of Michael A. Kramarz                                *

        31.1           Certification of Chief Executive Officer                                       *

        31.2           Certification of Chief Financial Officer                                       *

         99            Consent of Semple, Marchal & Cooper, LLP.                                      *

----------------------

*        Filed herewith

(1) Incorporated by reference to the like numbered exhibit to Form 10-QSB for the quarter ended February 28, 1998.
(2) Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)  Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4) Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5)  Incorporated by reference to the Form 10-KSB for the fiscal year ended
     August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits
     10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-KSB for the year ended August 31, 1999.
(6)  Incorporated by reference to the Form 10-KSB for the fiscal year ended
     August 31, 2003.
(7) Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended
     May 31, 2003.
(8)  Incorporated by reverence to the Form 10-KSB for the fiscal year ended
     August 31, 2004.
(9)  Incorporated by reference to the Current Report on Form 8-K, dated July 26,
     2006.
(10) Incorporated by reference to the Form 10-KSB for the fiscal year ended
     August 31, 2006.

                                       48

(b) Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

  September 4, 2007         Oncologix Tech, Inc. issues convertible promissory
                            note with Chairman of the Board.

  September 13, 2007        Oncologix Tech, Inc. issues press release dated
                            September 10, 2007.

  October 12, 2007          Resignation of Director from Oncologix Tech, Inc.
                            Board of Directors

  November 26, 2007         Oncologix Tech, Inc. issues press release dated
                            November 26, 2007.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                        August 31, 2007          August 31, 2006
         (i)     Audit Fees              $   105,000               $   90,000
         (ii)    Audit Related Fees      $    41,000               $   57,000
         (iii)   Tax Fees                $     9,000               $    7,000
         (iv)   All Other Fees           $      --                 $     --

     Audit related fees for the year ended August 31, 2006 primarily relate to the audit of JDA Medical Technologies, Inc., an entity that Oncologix Tech, Inc. (formerly Bestnet Communications Corp.) acquired during the fourth quarter of fiscal 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ONCOLOGIX TECH, INC.


Date:  December 14, 2007                    By:   /s/  Andrew M. Green
                                               --------------------------------
                                            Name:      Andrew M. Green
                                            Title:     Chief Executive Officer
                                                       and President


Date:  December 14, 2007                    By:   /s/  Michael A. Kramarz
                                               --------------------------------
                                            Name:      Michael A. Kramarz
                                            Title:     Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Andrew M. Green                               Date:  December 14, 2007
   ------------------------------------
          Andrew M. Green,
          Chief Executive Officer,
          President and Director

By:  /s/  Michael A. Kramarz                            Date:  December 14, 2007
   ------------------------------------
          Michael A. Kramarz,
          Chief Financial Officer

By:  /s/  Stanley L. Schloz                             Date:  December 14, 2007
   ------------------------------------
          Stanley L. Schloz,
          Chairman of the Board

By:  /s/  Barry Griffith                                Date:  December 14, 2007
   ------------------------------------
          Barry Griffith, Director

By:  /s/  Andrew Kennedy                                Date:  December 14, 2007
   ------------------------------------
       Andrew Kennedy, MD, Director

By:  /s/  Adam G. Lowe                                  Date:  December 14, 2007
   ------------------------------------
          Adam G. Lowe, Director

By:  /s/  Judy Lindstrom                                Date:  December 14, 2007
   ------------------------------------
          Judy Lindstrom, Director

By:  /s/  Steven Kurtzman                               Date:  December 14, 2007
   ------------------------------------
          Steven Kurtzman, MD, Director