Form 10QSB
period 2007-11-30
Oncologix Tech Inc.
filed 2008-01-14
CIK 799694

================================================================================
--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from            to           .
                                        ----------    ----------

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

As of January 7, 2008 there were 71,146,425 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]  No [X]


--------------------------------------------------------------------------------
================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2007
     (unaudited) and August 31, 2007......................................     2

Unaudited Condensed Consolidated Statements of Operations for
     the three months ended November 30, 2007 and 2006 and for
     the period from Inception (Acquisition of JDA on
     July 26, 2006) to November 30, 2007..................................     3

Unaudited Condensed Consolidated Statements of Stockholders' Deficit......     4

Unaudited Condensed Consolidated Statements of Cash Flows for
     the three months ended November 30, 2007 and 2006 and for
     the period from Inception (Acquisition of JDA on
     July 26, 2006) to November 30, 2007..................................     5

Notes to Unaudited condensed Consolidated Financial Statements............     6

ITEM 2. Management's Discussion and Analysis or Plan of Operation.........    16

ITEM 3. Controls and Procedures...........................................    26

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................    26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......    26

ITEM 3. Defaults Upon Senior Securities...................................    26

ITEM 4. Submission of Matters to a Vote of Security Holders...............    26

ITEM 5. Other Information.................................................    27

ITEM 6. Exhibits and Reports on Form 8-K..................................    27




                          PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                        ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                       November 30,     August 31,
                                                                                           2007            2007
                                                                                       ------------    ------------
                                                                                        (Unaudited)

                                                       ASSETS


Current Assets:
     Cash and cash equivalents .....................................................   $    414,238    $    141,691
     Prepaid expenses and other current assets .....................................         32,248         115,101
     Prepaid commissions ...........................................................        157,417         117,346
                                                                                       ------------    ------------

         Total current assets ......................................................        603,903         374,138

Property and equipment (net of accumulated depreciation
     of $45,953 and $40,849) .......................................................        191,837         203,322
Deposits and other assets ..........................................................         52,210          25,619
Investment in joint venture ........................................................         10,000          10,000
                                                                                       ------------    ------------

             Total assets ..........................................................   $    857,950    $    613,079
                                                                                       ============    ============


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Convertible notes payable (net of discount of $252,772 and $349,857) ..........   $    947,228    $    850,143
     Convertible notes payable -  related parties (net of discount of $5,570
        and  $0 ....................................................................        324,880         280,450
     Notes payable .................................................................         16,870            --
     Notes payable  related parties ................................................        575,000         600,000
     Accounts payable and other accrued expenses ...................................        144,032          86,339
     Accrued interest payable ......................................................        200,719         132,921
                                                                                       ------------    ------------

         Total current liabilities .................................................      2,208,729       1,949,853


Convertible notes payable (net of discount of $967,062 and $606,585) ...............      1,417,938         688,415
                                                                                       ------------    ------------

             Total liabilities .....................................................      3,626,667       2,638,268
                                                                                       ------------    ------------


Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         443,162 shares issued and outstanding at November 30, 2007 and
         August 31, 2007 ...........................................................            443             443
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         93,460,563 and 93,357,986 shares issued at November 30, 2007 and
         August 31, 2007, respectively; 71,064,868 and 70,975,616 shares outstanding
         at November 30, 2007 and August 31, 2007, respectively ....................         71,065          70,976
     Additional paid-in capital ....................................................     48,512,503      47,805,282
     Accumulated deficit prior to the acquisition of JDA ...........................    (36,650,424)    (36,650,424)
     Accumulated deficit during the development stage ..............................    (14,706,904)    (13,258,133)
     Common stock subscribed, underlying common shares of 13,325 and 22,689 ........          4,600           6,667
                                                                                       ------------    ------------

             Total stockholders' deficit ...........................................     (2,768,717)     (2,025,189)
                                                                                       ------------    ------------

             Total liabilities and stockholders' deficit ...........................   $    857,950    $    613,079
                                                                                       ============    ============


                       See accompanying notes to condensed consolidated financial statements.





                            ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
                              AND FOR THE PERIOD FROM INCEPTION
                 (ACQUISITION OF JDA ON JULY 26, 2006) TO NOVEMBER 30, 2007




                                                                                Period From
                                                                                 Inception
                                                                               (Acquisition
                                                     Three Months Ended          of JDA) to
                                                        November 30,            November 30,
                                                    2007            2006            2007
                                                ------------    ------------    ------------

Operating expenses:
  General and administrative ................   $    298,256    $    313,075    $  1,751,425
  Research and development ..................        667,824         306,342      10,963,557
  Depreciation and amortization .............         10,963           3,287          32,120
                                                ------------    ------------    ------------
  Total operating expenses ..................        977,043         622,704      12,747,102
                                                ------------    ------------    ------------
  Loss from operations ......................       (977,043)       (622,704)    (12,747,102)
                                                ------------    ------------    ------------

Other income (expense):
  Interest income ...........................            431           1,021          11,340
  Interest and finance charges ..............       (468,780)        (52,528)     (1,805,732)
  Loss on disposal of assets ................         (3,194)           --            (3,066)
  Other income (expense) ....................           (185)           --            10,096
                                                ------------    ------------    ------------
  Total other income (expense) ..............       (471,728)        (51,507)     (1,787,362)
                                                ------------    ------------    ------------
  Net loss from continuing operations .......     (1,448,771)       (674,211)    (14,534,464)
                                                ------------    ------------    ------------

Discontinued operations:
  Operating loss from discontinued operations           --           (40,411)       (172,361)
  Loss on disposal of discontinued operations           --              --               (79)
                                                ------------    ------------    ------------
  Net loss from discontinued operations .....           --           (40,411)       (172,440)
                                                ------------    ------------    ------------
Net loss ....................................   $ (1,448,771)   $   (714,622)   $(14,706,904)
                                                ============    ============    ============
 Loss per common share, basic and diluted:
     Continuing operations ..................   $      (0.02)   $      (0.01)   $      (0.22)
     Discontinued operations ................          (0.00)          (0.00)          (0.00)
                                                ------------    ------------    ------------
                                                $      (0.02)   $      (0.01)   $      (0.22)
                                                ============    ============    ============
Weighted average number of shares
  outstanding  basic and diluted ............     71,024,909      60,261,617      66,846,595
                                                ============    ============    ============


           See accompanying notes to condensed consolidated financial statements.





                                         ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                   Preferred Stock                 Common Stock          Additional
                                             ---------------------------   ---------------------------     Paid-in
                                                Shares         Amount         Shares         Amount        Capital
                                             ------------   ------------   ------------   ------------   ------------
Balance, Acquisition of JDA,
   July 26, 2006 .........................        443,162   $        443     47,097,953   $     47,099   $ 36,992,226

Common stock issued in
   acquisition of JDA ....................           --             --       13,156,840         13,156      4,591,737
Stock options exercised ..................           --             --            5,000              5            820
Stock based compensation .................           --             --             --             --           15,031
Net loss .................................           --             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
Balance, August 31, 2006 .................        443,162            443     60,259,793         60,260     41,599,814

Stock options exercised ..................           --             --           52,000             52          9,073
Stock based compensation .................           --             --             --             --          222,057
Issuance of escrow shares - JDA ..........           --             --        7,460,790          7,461      3,349,895
Issuance of stock for services ...........           --             --          272,384            272         85,407
Conversion of notes payable ..............           --             --        2,930,649          2,931        583,199
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --             --             --             --        1,955,837
Net loss .................................           --             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
Balance, August 31, 2007 .................        443,162   $        443     70,975,616   $     70,976   $ 47,805,282

Stock options exercised ..................           --             --           50,000             50         11,450
Stock based compensation .................           --             --             --             --           60,484
Issuance of stock for services ...........           --             --           39,252             39         11,628
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --             --             --             --          623,659
Net loss .................................           --             --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------

     Balance, November 30, 2007 ..........        443,162   $        443     71,064,868   $     71,065   $ 48,512,503
                                             ============   ============   ============   ============   ============


                        See accompanying notes to condensed consolidated financial statements.





                                          ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                       (Continued)



                                                                                              Common
                                              Accumulated          Treasury Stock             Stock
                                                Deficit         Shares         Amount       Subscribed        Total
                                             ------------    ------------   ------------   ------------    ------------
Balance, Acquisition of JDA,
   July 26, 2006 .........................   $(36,650,424)           --             --             --      $    389,344

Common stock issued in
   acquisition of JDA ....................           --              --             --             --         4,604,893
Stock options exercised ..................           --              --             --             --               825
Stock based compensation .................           --              --             --             --            15,031
Net loss .................................     (5,611,921)           --             --             --        (5,611,921)
                                             ------------    ------------   ------------   ------------    ------------
Balance, August 31, 2006 .................    (42,262,345)           --             --             --          (601,828)

Stock options exercised ..................           --              --             --             --             9,125
Stock based compensation .................           --              --             --             --           222,057
Issuance of escrow shares - JDA ..........           --              --             --             --         3,357,356
Issuance of stock for services ...........           --              --             --            6,667          92,346
Conversion of notes payable ..............           --              --             --             --           586,130
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --              --             --             --         1,955,837
Net loss .................................     (7,646,212)           --             --             --        (7,646,212)
                                             ------------    ------------   ------------   ------------    ------------
Balance, August 31, 2007 .................   $(49,908,557)           --     $       --     $      6,667    $ (2,025,189)

Stock options exercised ..................           --              --             --             --            11,500
Stock based compensation .................           --              --             --             --            60,484
Issuance of stock for services ...........           --              --             --           (2,067)          9,600
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --              --             --             --           623,659
Net loss .................................     (1,448,771)           --             --             --        (1,448,771)
                                             ------------    ------------   ------------   ------------    ------------

     Balance, November 30, 2007 ..........   $(51,357,328)      0,000,000   $  0,000,000   $      4,600    $ (2,768,717)
                                             ============    ============   ============   ============    ============


                         See accompanying notes to condensed consolidated financial statements.

                                                        4(Con't)



                                       ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006 AND
                  FOR THE PERIOD FROM INCEPTION (ACQUISITION OF JDA ON JULY 26, 2006) TO NOVEMBER 30, 2007



                                                                                                     Period From
                                                                                                     Inception
                                                                                                   (Acquisition
                                                                   Three Months Ended November 30,   of JDA) to
                                                                    ----------------------------    November 30,
                                                                        2007            2006            2007
                                                                    ------------    ------------    ------------
Operating activities:
    Net loss ....................................................   $ (1,448,771)   $   (714,622)   $(14,706,904)
        Net loss from discontinued operations ...................           --            40,411         172,440
                                                                    ------------    ------------    ------------
         Net loss from continuing operations ....................     (1,448,771)       (674,211)    (14,534,464)

    Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and amortization ..........................         10,963           3,287          32,120
         Loss on disposal of property and equipment .............          3,194            --             3,066
         Stock based compensation expense .......................         60,484          70,389         297,572
         Acquired in-process research and development expense ...           --              --         8,623,501
         Amortization of discount on notes payable ..............        354,698          10,122       1,385,900
         Issuance of stock for services .........................          9,600            --           101,946
             Prepaid expenses and other current assets ..........        101,749         (44,616)        178,287
             Prepaid commissions ................................        (40,071)           --          (157,417)
             Deposits and other assets ..........................        (26,591)           --           (52,210)
             Accounts payable and accrued expenses ..............         57,693        (114,238)       (117,180)
             Accrued interest payable ...........................         67,798          34,548         151,024
                                                                    ------------    ------------    ------------
     Net operating cash flows - continuing operations ...........       (849,254)       (714,719)     (4,087,855)

     Net operating cash flows - discontinued operations .........           --            (1,456)          1,504
                                                                    ------------    ------------    ------------
    Net cash used in operating activities .......................       (849,254)       (716,175)     (4,086,351)
                                                                    ------------    ------------    ------------

Investing activities:
    Collection of notes receivable - related parties ............           --            16,564          16,564
    Purchase of property and equipment ..........................         (2,672)        (54,598)       (220,942)
    Disposal of property and equipment ..........................           --              --             1,084
    Acquisition of JDA, net of cash acquired ....................           --              --          (290,730)
                                                                    ------------    ------------    ------------
    Net investing cash flows - continuing operations ............         (2,672)        (38,034)       (494,024)

    Net investing cash flows - discontinued operations ..........           --              --            60,000
                                                                    ------------    ------------    ------------
    Net cash used in investing activities .......................         (2,672)        (38,034)       (434,024)
                                                                    ------------    ------------    ------------

Financing activities:
     Proceeds from exercise of stock options and warrants .......         11,500           2,435          21,450
     Proceeds from issuance of convertible notes payable ........      1,090,000         625,000       3,635,000
     Proceeds from issuance of convertible notes
         payable - related parties ..............................        150,000         100,000         525,000
     Proceeds from issuance of notes payable - related parties ..           --           250,000       1,250,000
     Repayment of notes payable .................................         (2,027)        (32,604)       (228,155)
     Repayment of notes payable - related parties ...............        (25,000)           --          (300,000)
     Repayment of convertible notes payable - related parties ...       (100,000)           --          (100,000)
                                                                    ------------    ------------    ------------
Net cash provided by financing activities - continuing operations      1,124,473         944,831       4,803,295
                                                                    ------------    ------------    ------------

Net increase in cash and cash equivalents .......................        272,547         190,622         282,920

Cash and cash equivalents, beginning of period ..................        141,691         365,494         131,318
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of period ........................   $    414,238    $    556,116    $    414,238
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

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Oncologix Tech, Inc., a Nevada corporation, formerly BestNet Communications Corp., include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company," "Oncologix," "we," "us," or "our"). On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Our principal activities are primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. Because of the disposition of our Telephone Business, we are now characterized as a development stage company and accordingly, the accompanying unaudited condensed consolidated financial statements provide financial information from the date we acquired JDA. On December 31, 2007, due to a lack of funding, we have suspended operations in our development stage medical device company. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2007, included in our Form 10-KSB for such fiscal year.

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

         Operating results for the three month period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to conform the fiscal 2007 information to the presentation of fiscal 2008 information, including the presentation of the Telephone Business, which was disposed of during February 2007, and is presented as discontinued operations for all periods presented. The reclassifications have no effect on net income or loss.

         Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three months ending November 30, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:



                                                                                    Period from
                                                                                     Inception
                                                                                  (Acquisition of
                                                                                      JDA) to
                                                Three Months Ended November 30,     November 30,
                                                 ----------------------------        ----------
                                                    2007              2006              2007
                                                 Underlying        Underlying        Underlying
              Description                       Common Shares     Common Shares     Common Shares
              -----------                        ----------        ----------        ----------

Convertible preferred stock .............           886,324           886,324           886,324
Convertible notes payable ...............        14,837,083         2,353,750        14,837,083
Options .................................           203,335           219,544           265,838
Warrants ................................             7,188             5,806            17,500
                                                 ----------        ----------        ----------
Total potentially dilutive securities ...        15,933,930         3,465,424        16,006,745
                                                 ==========        ==========        ==========


NOTE 2 - DISCONTINUED OPERATIONS

         Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone
Business and entered into discussions with a prospective purchaser. During
January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained the rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. The sale of the Telephone Business assets was for the book value of the property and equipment assets resulting in a loss of $79. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. Previously, our Telephone
Business was reported as a separate business segment. As of November 30, 2007, there were no net assets relating to discontinued operations. Operating results of our telephone business are summarized as follows:

                                                        Three Months Ended
                                                           November 30,
                                                     ------------------------
                                                        2007           2006
                                                     ---------      ---------

     Revenue ....................................    $    --        $ 222,685
     Cost of Revenue ............................         --          134,501
                                                     ---------      ---------
       Gross margin .............................         --           88,184
     Other operating expenses ...................         --          128,595
                                                     ---------      ---------
       Loss from discontinued operations ........    $    --        $ (40,411)
                                                     =========      =========

NOTE 3 -- STOCKHOLDERS EQUITY

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

SUBSCRIBED COMMON STOCK:

         As of November 30, 2007, we have 13,325 shares of subscribed stock that are issuable for the payment of consulting services from October 1, 2007 until November 30, 2007, representing a consulting fee of $4,600. As of August 31,
2007, we have 22,689 shares of subscribed stock that are issuable for the payment of consulting services from June 11, 2007 until August 31, 2007, representing a consulting fee of $6,667.

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

WARRANTS:

         Details relative to the 6,047,409 and 2,439,077 outstanding warrants at November 30, 2007 and August 31, 2007, respectively are as follows:


                                Date of                           Number         Exercise          Expiration
                                Grant                          of Shares          Price              Date
              -------------------------------------------   -----------------  ------------  ----------------------
              First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007
              Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008
              Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007
              Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007
              Third quarter of fiscal 2004                            40,000          0.27          April 15, 2014
              Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009
              Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008
                                                            -----------------

              Outstanding, August 31, 2006                         1,480,751


              Second quarter of fiscal 2007                         (100,000)         0.32         January 8, 2007
              Second quarter of fiscal 2007                        2,158,326          0.50        December 4, 2008
              Third quarter of fiscal 2007                        (1,100,000)         0.50          April 23, 2007
                                                            -----------------

              Outstanding, August 31, 2007                         2,439,077

              First quarter of fiscal 2008                           (25,000)         2.90        October 17, 2007
              First quarter of fiscal 2008                         3,633,332             0.50   September 17, 2009
                                                            -----------------

              Outstanding, November 30, 2007                       6,047,409
                                                            =================

STOCK OPTIONS:

         We have a 1997 Stock Incentive Plan and a 2000 Stock Incentive Plan, which are described in our consolidated financial statements for the year ended August 31, 2007 filed on Form 10-KSB. Prior to September 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Effective September 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, employee compensation cost recognized in fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation expense is recognized as a component of general and administrative expense in the Statement of Operations.

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

         During the three-month periods ended November 30, 2007 and 2006, we granted 75,000 and zero options from the stock incentive plans described above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

         Expected volatility is based primarily on historical volatility. Historical volatility is computed using weekly pricing observations for an applicable historic period. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expirations. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

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

         During the three-month periods ended November 30, 2007, 50,000 and zero employee options were exercised, respectively, 10,000 and 250,000 options were forfeited, respectively and zero options expired. As of November 30, 2007, $89,852 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.55 years. Additional information relative to our employee options outstanding at November 30, 2007 is summarized as follows (unaudited):

                                                          Options      Options
                                                        Outstanding  Exercisable
                                                        -----------   ----------
Number of options ...................................     5,471,860    4,466,024
Aggregate intrinsic value of options ................   $    78,684   $   78,684
Weighted average remaining contractual term (years) .          4.63         4.06
Weighted average exercise price .....................   $      0.64   $     0.69


         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2007.



NOTE 4 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

         Convertible notes payable consist of the following as of November 30, 2007 and August 31, 2007:


                                                                          November 30,   August 31,
                                                                             2007          2007
                                                                          -----------   -----------
8.0% convertible note due January 15, 2008, net of a discount of
     $30,263 and $0 as of November 30, 2007 and August 31, 2007 ......   $   319,737    $   350,000

10.0% convertible notes due December 31, 2007, net of a discount of
     $0 as of November 30, 2007 and August 31, 2007 ..................       150,000        150,000

8.0% convertible notes due May 2008, net of a discount of $222,509
     and $349,857 as of November 30, 2007 and August 31, 2007 ........       477,491        350,143

6.0% convertible notes due December 2008, net of a discount of
     $486,847 and $606,585 as of November 30, 2007 and August 31, 2007       808,153        688,415

6.0% convertible notes due September 2009, net of a discount of
     $480,215 and $0 as of November 30, 2007 and August 31, 2007 .....       609,785           --
                                                                         -----------   -----------

Total unsecured convertible notes payable ............................     2,365,166      1,538,558

Less:  Current portion ...............................................      (947,228)      (850,143)
                                                                         -----------   -----------

Longterm portion .....................................................   $ 1,417,938    $   688,415
                                                                         ===========   ===========

         On March 13, 2006, we issued to an accredited investor; originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007 and subsequently extended until January
15, 2008. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25.
According, the Company recognized a beneficial conversion feature of $22,222. On
September 4, 2007, as an incentive to extend the note to January 15, 2008, the Company lowered the conversion rate of the note to $0.20 per common share from $1.00. Accordingly, the Company recognized a beneficial conversion feature of $87,500. During the first quarter of fiscal 2008, we expensed $57,237 as interest and finance charges, as a result of amortization of the note discounts.

         During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the aggregate amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $193,750 relative to these notes.
During the second quarter of fiscal 2007, holders of notes in the aggregate principal of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock which were issued in June 2007. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 agreed to extend the due date of their respective notes until September 15, 2007. These notes were further extended until December
31, 2007. During December 2007, the holder of a $50,000 note extended the note to June 30, 2008. During December 2007, the holder of the remaining $100,000 note elected to convert that principal, plus accrued interest of $11,808 into 559,041 shares of common stock.

         During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory
Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first quarter of fiscal 2008, $41,260 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During January 2007, we issued fourteen additional Convertible
Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first quarter of fiscal
2008, $47,241 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, we issued eight additional Convertible Promissory
Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first quarter of fiscal 2008, $31,238 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During the first quarter of fiscal 2008, $127,348 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature.

         During September through November 2007, we issued twenty-seven
Convertible Promissory Notes in an aggregate principal amount of $1,090,000.
These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory
Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During the first quarter of fiscal 2008, $18,445 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:


                                                                  November 30,    August 31,
                                                                     2007            2007
                                                                   --------        --------
10.0% convertible note due January 14, 2008 ....................   $ 80,450        $ 80,450

10.0% convertible notes due January 14, 2008 ...................    200,000         200,000

12.0% convertible note due January 14, 2008 ....................     44,430            --

Outstanding unsecured related party convertible notes payable...   $324,880        $280,450
                                                                   ========        ========


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

RELATED PARTY NOTES PAYABLE:


                                                         November 30,      August 31,
                                                             2007            2007
                                                           --------        --------
10.0% note due January 14, 2008 ......................     $175,000        $200,000

8.0% note due January 14, 2008 .......................      400,000         400,000

Outstanding unsecured related party notes payable ....     $575,000        $600,000
                                                           ========        ========


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

NOTE 7 -- RELATED PARTY TRANSACTIONS

         In connection with the $1,090,000 in financing raised from September through November 2007, the Company paid Anthony Silverman, a former member of our Board of Directors, a finders fee totaling $66,000.

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

         The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we delayed the final advance of $2,000,000, with such funding to be made in increments as needed in fiscal 2007 and fiscal 2008. We have currently funded a total of $3,800,000 towards the Oncosphere project. We now estimate additional expenditures of approximately $4,300,000 through the Clinical Approval Phase which includes an additional animal trial and human feasibility trial. The feasibility trial is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.

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


NOTE 9 -- SUBSEQUENT EVENTS

         We have been unable to obtain the financing necessary to continue operations after December 31, 2007. Consequently, we are terminating the employment of all of our personnel, effective as of that date, including Andrew Green, President, Adam Lowe, VP and COO, and Andrew Kennedy, Medical Officer. We anticipate that several of them will continue to assist us in any continuing activities as independent consultants.

         Although operations have been suspended, we continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.

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

         All references to "we," "our," "us," "the Company", or "Oncologix" refer to Oncologix Tech, Inc. and its subsidiaries.

         We have been unable to obtain the financing necessary to continue operations after December 31, 2007. Consequently, we are terminating the employment of all of our personnel, effective as of that date, including Andrew Green, President, Adam Lowe, VP and COO, and Andrew Kennedy, Medical Officer. We anticipate that several of them will continue to assist us in any continuing activities as independent consultants. Although operations have been suspended, we continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.

         This report should be read in conjunction with our Annual report on Form 10-KSB for the fiscal year ended August 31, 2007.

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

         Under the terms of the JDA acquisition, we became obligated to apply up to $4,000,000 to the operations of Oncologix. However, completion of product development, obtaining FDA approval, manufacturing and marketing the product will require substantial additional financing


CRITICAL ACCOUNTING POLICIES

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

         Allocation of assets acquired and liabilities assumed in the acquisition of JDA. Assets acquired and liabilities assumed were recorded at their estimated fair values. The value allocated to the purchased in-process research and development costs requires forward looking, income-based models, in which we utilized the discounted cash flow method to project cash flows. We estimated that positive cash flows from our product would commence in the second quarter of fiscal 2011. If our project gets delayed, this could affect the discounted future cash flow and reduce the value of the acquired in-process research and development. Additionally, projected revenue was derived from amounts currently being reimbursed by Medicare. Should those reimbursement amounts change significantly, this could adversely affect how we value current and future acquired in-process research and development costs.

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

         As of the date of this report, we will need approximately $4,300,000 to fund operations for the next twelve months, without regard to repaying any short-term convertible or non-convertible notes payable. That amount, if we succeed in raising it, will allow us to complete all of the Development Phases of the Oncosphere and conduct a human feasibility clinical trial. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials.


Summary of any product research and development that we will perform for the term of our plan of operation.

          Our medical device business is in the development stage. Our present activities consist of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct feasibility clinical study of the Oncosphere. To do so, we must first conduct a number of engineering and animal clinical studies and evaluations to collect information to support our IDE application to the FDA. This effort is now expected to take approximately 12 months. We expect the $4,300,000 we have agreed to commit to this effort will be sufficient to take us through our human feasibility clinical study, but we cannot be certain that costs will not exceed this amount.

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

         If we are able to obtain funding to resume operations, we would not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time, other than laboratory equipment that is necessary to produce the product that will be used in pre-clinical testing and the human clinical trials. We would continue to use contracted laboratory and manufacturing facilities through the remainder of the pre-clinical testing phase.

Significant changes in the number of employees.

         At the end of the fiscal quarter, we currently employed nine full time employees, our Chief Financial Officer, who is located at our office in Michigan, six who are employed by our subsidiary in Georgia, including our Chief Executive Officer, Chief Operating Officer, Director of Radiation Operations and Safety, Project Director, Director of Regulatory Affairs and an Administrative Assistant, our Chief Scientific and Medical Officer who is located in Cary, North Carolina, and our Chairman of the Board, is located in Scottsdale, Arizona. We are unable to determine the number of the employees we would have for any future operations as this would depend on the amount of future financing, if any.

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2007 TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2006

General and Administrative Expense

         General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web-hosting expense, phone licenses, customer support salaries, and commodity and excise taxes.

         General and administrative expense decreased to $298,256 during the three-month period ended November 30, 2007, from $313,075, a decrease of 5% or $14,819 from the comparable period in fiscal 2007. Cash based compensation expense increased to $80,708 during the three-month period ended November 30, 2007, from $58,742 during the comparable period in fiscal 2007. This increase was due to increased compensation from an increase in personnel as well as increased total Director compensation since the number of Directors was increased. Travel and entertainment expense decreased to $14,456 during the three-month period ended November 30, 2007, from $21,513 during the comparable period in fiscal 2007. This decrease was due primarily to a greater amount of the travel was associated with research and development expense. Legal and accounting expense decreased to $68,213 during the three-month period ended November 30, 2007, from $116,711 during the comparable period in fiscal 2007 due primarily to additional legal and accounting services associated with the acquisition of our Medical Device Business during fiscal 2007. Outside services increased to $13,679 during the three-month period ended November 30, 2007, from $7,274 during the comparable period in fiscal 2007 as a result of increased press releases and SEC filings and board meetings as a result of our Medical Device Business. Miscellaneous expenses increased to $18,098 during the three-month period ended November 30, 2007, from $10,286 during the comparable period in fiscal 2007 as a result of and increased number of personnel. Telephone expense increased to $6,247 during the three-month period ended November 30, 2007, from $4,197 during the comparable period in fiscal 2007. This increase was due to an increased number of personnel using telephone services. Insurance expense increased to $11,521 during the three-month period ended November 30, 2007, from $9,539 during the comparable period in fiscal 2007. This increase was due to an increase in the amounts covered by our insurance policy.

Research and Development Expense

         Research and development expense increased to $667,824 during the three-month period ended November 30, 2007, from $306,342, an increase of $361,482 or 118% from the comparable period in fiscal 2007. Research and development expense relates to our Medical Device Business, which was acquired during July 2006 and is in the development stage. The increase in research and development expense was due primarily to an increase in personnel and resources allocated to our Oncosphere project in the current fiscal year.

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

Depreciation and Amortization

         Depreciation and amortization increased to $10,963 during the three-month period ended November 30, 2007, from $3,286 in the comparable period in fiscal 2007. The increase in depreciation and amortization from fiscal 2007 to fiscal 2008 was the result of assets being acquired for our Medical Device
Business.

Interest Income

         Consolidated interest income decreased to $431 during the three-month period ended November 30, 2007, from $1,021, an decrease of $590, or 58%, from the comparable period in fiscal 2007. The decrease is the result of carrying a lower average cash balance in our savings accounts.

Interest and Finance Charges

         Consolidated interest and finance charges increased to $468,780 for the three-month period ended November 30, 2007, from $52,529, an increase in excess of 100% or $416,251 for the comparable period in fiscal 2007. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions as well as the amortization of discounts on convertible notes payable.

         A summary of interest and finance charges is as follows:


                                                                                   Period From
                                                                                    Inception
                                                                                  (Acquisition
                                                                                   of JDA) to
                                                 For the Three Months Ended        November 30,
                                                         November 30,                  2007
                                                ----------------------------        ----------
                                                   2007              2006              2007
                                                ----------        ----------        ----------

Interest expense on nonconvertible notes ....   $   13,130        $    3,346        $   61,360
Interest expense on convertible notes payable       61,130            33,384           218,698
Amortization of note payable discounts ......      354,698            10,121         1,385,901
Other interest and finance charges ..........       39,822             5,678           139,773
                                                ----------        ----------        ----------
Total interest and finance charges ..........   $  468,780        $   52,529        $1,805,732
                                                ==========        ==========        ==========

                                               22

Discontinued Operations

         Loss from discontinued operations decreased to nil during the three-month period ended November 30, 2007, compared to $40,411, a decrease in excess of 100% or $40,411 from the comparable period in fiscal 2007. These recurring losses were the reason behind the disposal of the telephone business segment in the second quarter of fiscal 2007. Operating results of our telephone business are summarized as follows:


                                                         Three Months Ended
                                                            November 30,
                                                     --------------------------
                                                        2007             2006
                                                     ----------       ---------

Revenue ......................................       $     --         $ 222,685
Cost of Revenue ..............................             --           134,501
                                                     ----------       ---------
   Gross margin ..............................             --            88,184
Other operating expenses .....................             --           128,595
                                                     ----------       ---------
   Loss from discontinued operations .........       $     --         $ (40,411)
                                                     ==========       =========


LIQUIDITY AND CAPITAL RESOURCES

         We have been unable to obtain the financing necessary to continue operations after December 31, 2007. Consequently, we are terminating the employment of all of our personnel, effective as of that date, including Andrew Green, President, Adam Lowe, VP and COO, and Andrew Kennedy, Medical Officer. We anticipate that several of them will continue to assist us in any continuing activities as independent consultants.

         Although operations have been suspended, we continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.

         Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated Financial Statements for the year ended August 31, 2007, included as a part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.

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

         On November 30, 2007, we had cash and cash equivalents of $414,238. The Company is currently in the development stage and does not expect to generate income from its planned medical device product. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

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

         The $350,000 and $400,000 advances as well as the monthly payments for August through December (a total of $2,000,000) were made out of funds borrowed for that purpose by the Company. As agreed with the other parties to the Merger Agreement, we delayed the final advance of $2,000,000, with such funding to be made in increments as needed in fiscal 2007and fiscal 2008. We have currently funded a total of $3,800,000 towards the Oncosphere project. We now estimate additional expenditures of approximately $4,300,000 through the Clinical Approval Phase which includes an additional animal trial and human feasibility trial. The feasibility trial is expected to provide data on human patients one year earlier than data available from the pivotal clinical trial.

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

         As of the date of this report, we have raised $1,295,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to one-half the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share. Additionally we raised $700,000 from "accredited investors" in a private offering of Units, each consisting of a one-year interest-bearing promissory note, convertible after one year into shares of our common stock at a conversion price of $0.25 per share. Additionally, we have raised $1,090,000 from "accredited investors" in a private offering of Units, each consisting of a two-year interest-bearing promissory note ("Note"), convertible after one year into shares of our common stock at a conversion price of $0.30 per share, and a warrant to purchase shares of common stock in an amount equal to the number of shares issuable upon the conversion of the Note included in the same Unit. The exercise price of the warrants is $0.50 per share.

         Although operations have been suspended as of December 31, 2007, we continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.

         As of the date of this report, we will need approximately $4,300,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to complete the Development Phases of our Oncosphere System and take us through a human feasibility clinical study as well as fund corporate overhead during that same time period. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials through additional equity or debt financing. The financing could have a negative impact on our financial condition and our shareholders.

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



         Below is a summary listing for the next 12 months, as of November 30, 2007, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

                                                        Accrued
Due Date       Interest Rate       Amount              Interest***        Total Owed    Convertible/Non-Convertible
--------       -------------       ------              -----------        ----------    ---------------------------
  01/14/2008*      10.00%            $ 200,000          $ 30,466           230,466      Convertible at $0.30 per share
  01/14/2008*      10.00%              175,000            21,334           196,334      Non-Convertible
  01/14/2008*      10.00%               80,450                 -            80,450      Convertible at $0.12 per share
                                                                                        interest paid monthly
  01/14/2008*      8.00%               400,000            20,252           420,252      Non-Convertible
 01/14/2008**      12.00%               50,000                 -            50,000      Convertible at $0.20 per share
                                                                                           interest paid monthly
    1/15/2008      8.00%               350,000            18,948           368,948      Convertible at $0.20 per share
     5/7/2008      8.00%               700,000            54,855           754,855      Convertible at $0.25 per share
    6/30/2008      10.00%               50,000             8,411            58,411      Convertible at $0.20 per share
                               ----------------  ----------------  ----------------

                                   $ 2,005,450         $ 154,266       $ 2,159,716
                               ================  ================  ================

*    Debt held by Anthony Silverman, a former member of our Board of Directors
**   Debt held by Stanley Schloz, a former member of our Board of Directors
***  Interest calculated to maturity


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



ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2007, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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


Dated: January 14, 2008                     ONCOLOGIX TECH, INC.


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