Form 10QSB
period 2008-02-29
Oncologix Tech Inc.
filed 2008-04-18
CIK 799694

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 29, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ______________ to ______________.

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

                                  P.O. Box 8832
                                Grand Rapids, MI
                                   49518-8832
                     --------------------------------------
                    (Address of principal executive offices)

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

Yes  [X]   No [ ]

As of March 24, 2008 there were 71,705,466 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]



================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


                         PART 1. FINANCIAL INFORMATION


ITEM 1. Financial Statements

Condensed Consolidated Balance Sheet as of February 29, 2008
(unaudited) and August 31, 2007...........................................     2

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2008, and the three and six months ended February 29, 2007, and for the period from Inception (Acquisition
of JDA on July 25, 2006) to February 29, 2008............................      3

Unaudited Condensed Consolidated Statements of Stockholders' Deficit......     4

Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended February 29, 2008, and the six months ended
February 29, 2007, and for the period from Inception (Acquisition
of JDA on July 25, 2006) to February 29, 2008.............................     5

Notes to Unaudited Condensed Consolidated Financial Statements............     6

ITEM 2. Management's Discussion and Analysis or Plan of Operation.........    17

ITEM 3. Controls and Procedures...........................................    29

                           PART II. OTHER INFORMATION

ITEM 1. Legal Procedures..................................................    29

ITEM 2. Unregistered Sales of Equity Securities and the Use of Proceeds...    29

ITEM 3. Defaults Upon Senior Securities...................................    29

ITEM 4. Submission of Matters to a Vote of Security Holders...............    29

ITEM 5. Other Information.................................................    30

ITEM 6. Exhibits and Reports on Form 8-K..................................    30



                                     ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                February 29,     August 31,
                                                                                    2008            2007
                                                                                ------------    ------------
                                                                                (Unaudited)

                                                    ASSETS


Current Assets:
     Cash and cash equivalents ..............................................   $     12,443    $    141,691
     Prepaid expenses and other current assets ..............................         19,044         115,101
     Prepaid commissions ....................................................        123,185         117,346
                                                                                ------------    ------------

         Total current assets ...............................................        154,672         374,138


Property and equipment (net of accumulated depreciation
     of $53,567 and $40,849) ................................................        167,053         203,322
Deposits and other assets ...................................................         36,183          25,619
Investment in joint venture .................................................         10,000          10,000
                                                                                ------------    ------------

             Total assets ...................................................   $    367,908    $    613,079
                                                                                ============    ============


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Convertible notes payable (net of discount of $462,270 and $349,857) ...   $  1,932,730    $    850,143
     Convertible notes payable  related parties .............................        330,450         280,450
     Notes payable  related parties .........................................        575,000         600,000
     Accounts payable and other accrued expenses ............................        277,720          86,339
     Accrued interest payable ...............................................        197,302         132,921
                                                                                ------------    ------------

         Total current liabilities ..........................................      3,313,202       1,949,853

Convertible notes payable (net of discount of $413,701 and $606,585) ........        676,299         688,415
                                                                                ------------    ------------

             Total liabilities ..............................................      3,989,501       2,638,268
                                                                                ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         443,162 shares issued and outstanding at February 29, 2008 and
         August 31, 2007 ....................................................            443             443
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         94,087,836 and 93,357,986 shares issued at February 29, 2008 and
         August 31, 2007, respectively; 71,705,466 and 70,975,616 shares
         outstanding at February 29, 2008 and August 31, 2007, respectively .         71,705          70,976
     Additional paid-in capital .............................................     48,606,620      47,805,282
     Accumulated deficit prior to the acquisition of JDA ....................    (36,650,424)    (36,650,424)
     Accumulated deficit during the development stage .......................    (15,649,937)    (13,258,133)
     Common stock subscribed, underlying common shares of 0 and 22,689 ......           --             6,667
                                                                                ------------    ------------

             Total stockholders' deficit ....................................     (3,621,593)     (2,025,189)
                                                                                ------------    ------------

             Total liabilities and stockholders' deficit ....................   $    367,908    $    613,079
                                                                                ============    ============


                    See accompanying notes to condensed consolidated financial statements.

                                                       2



                                             ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007, AND
                   FOR THE PERIOD FROM INCEPTION (ACQUISITION OF JDA ON JULY 26, 2006) TO FEBRUARY 29, 2008



                                                                                                                Period From
                                                                                                                 Inception
                                                                                                               (Acquisition
                                                     Three Months Ended              Six Months Ended           of JDA) to
                                                February 29,    February 28,    February 29,    February 28,    February 29,
                                                    2008            2007            2008            2007            2008
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
  General and administrative ................   $    122,757    $    292,093    $    429,763    $    605,168    $  1,882,932
  Research and development ..................        312,573       3,682,881         971,648       3,989,223      11,267,381
  Depreciation and amortization .............         10,414           4,412          21,378           7,699          42,535
                                                ------------    ------------    ------------    ------------    ------------
  Total operating expenses ..................        445,744       3,979,386       1,422,789       4,602,090      13,192,848
                                                ------------    ------------    ------------    ------------    ------------
  Loss from operations ......................       (445,744)     (3,979,386)     (1,422,789)     (4,602,090)    (13,192,848)
                                                ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income ...........................            170           3,107             601           4,128          11,510
  Interest and finance charges ..............       (485,525)       (549,399)       (954,305)       (601,927)     (2,291,257)
  Loss on disposal of assets ................        (13,231)           --           (16,425)           --           (16,297)
  Other income (expense) ....................          1,297            --             1,114            --            11,395
                                                ------------    ------------    ------------    ------------    ------------
  Total other income (expense) ..............       (497,289)       (546,292)       (969,015)       (597,799)     (2,284,649)
                                                ------------    ------------    ------------    ------------    ------------
  Net loss from continuing operations .......       (943,033)     (4,525,678)     (2,391,804)     (5,199,889)    (15,477,497)
                                                ------------    ------------    ------------    ------------    ------------
Discontinued operations:
  Operating loss from discontinued operations           --           (52,767)           --           (93,178)       (172,361)
  Loss on disposal of discontinued operations           --               (79)           --               (79)            (79)
                                                ------------    ------------    ------------    ------------    ------------
  Net loss from discontinued operations .....           --           (52,846)           --           (93,257)       (172,440)
                                                ------------    ------------    ------------    ------------    ------------

Net loss ....................................   $   (943,033)   $ (4,578,524)   $ (2,391,804)   $ (5,293,146)   $(15,649,937)
                                                ============    ============    ============    ============    ============

Loss per common share, basic and diluted:
     Continuing operations ..................   $      (0.01)   $      (0.07)   $      (0.03)   $      (0.09)   $      (0.23)
     Discontinued operations ................          (0.00)          (0.00)          (0.00)          (0.00)          (0.00)
                                                ------------    ------------    ------------    ------------    ------------
                                                $      (0.01)   $      (0.07)   $      (0.03)   $      (0.09)   $      (0.23)
                                                ============    ============    ============    ============    ============
Weighted average number of shares
  outstanding  basic and diluted ............     71,536,237      63,675,430      71,280,573      61,959,093      67,578,597
                                                ============    ============    ============    ============    ============


                            See accompanying notes to condensed consolidated financial statements.

                                        3



                             ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                          Preferred Stock                Common Stock
                                     --------------------------   ---------------------------
                                       Shares         Amount         Shares         Amount
                                    ------------   ------------   ------------   ------------

Balance, Acquisition of JDA,
July 26, 2006 ...................        443,162   $        443     47,097,953   $     47,099

Common stock issued in
    acquisition of JDA ..........           --             --       13,156,840         13,156
 Stock options exercised ........           --             --            5,000              5
Stock based compensation ........           --             --             --             --
Net loss ........................           --             --             --             --
                                    ------------   ------------   ------------   ------------
Balance, August 31, 2006 ........        443,162            443     60,259,793         60,260
Stock options exercised .........           --             --           52,000             52
Stock based compensation ........           --             --             --             --
Issuance of escrow shares
    - JDA .......................           --             --        7,460,790          7,461
Issuance of stock for services ..           --             --          272,384            272
Conversion of notes payable .....           --             --        2,930,649          2,931
Beneficial conversion feature
    and warrants issued -
    convertible notes payable ...           --             --             --             --
Net loss ........................           --             --             --             --
                                    ------------   ------------   ------------   ------------
Balance, August 31, 2007 ........        443,162            443     70,975,616         70,976

Stock options exercised .........           --             --           50,000             50
Stock based compensation ........           --             --             --             --
Issuance of stock for services ..           --             --           55,102             55
Issuance of stock for interest..            --             --           65,707             65
Conversion of notes payable .....           --             --          559,041            559
Issuance of warrants for
    services ....................           --             --             --             --
Beneficial conversion feature
    stock issued for interest ...           --             --             --             --
Beneficial conversion feature and
    warrants issued - convertible
     notes payable ..............           --             --             --             --
Net loss ........................           --             --             --             --
                                    ------------   ------------   ------------   ------------

Balance, February 29, 2008 ......        443,162   $        443     71,705,466   $     71,705
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





                              ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          (Continued)



                                      Additional                       Common
                                       Paid-in      Accumulated       Stock
                                       Capital        Deficit       Subscribed        Total
                                    ------------   ------------    ------------    ------------

Balance, Acquisition of JDA,
July 26, 2006 ...................   $ 36,992,226   $ 36,650,424)           --      $    389,344

Common stock issued in
    acquisition of JDA ..........      4,591,737           --              --         4,604,893
 Stock options exercised ........            820           --              --               825
Stock based compensation ........         15,031           --              --            15,031
Net loss ........................           --       (5,611,921)           --        (5,611,921)
                                    ------------   ------------    ------------    ------------
Balance, August 31, 2006 ........     41,599,814    (42,262,345)           --          (601,828)
Stock options exercised .........          9,073           --              --             9,125
Stock based compensation ........        222,057           --              --           222,057
Issuance of escrow shares
    - JDA .......................      3,349,895           --              --         3,357,356
Issuance of stock for services ..         85,407           --             6,667          92,346
Conversion of notes payable .....        583,199           --              --           586,130
Beneficial conversion feature
    and warrants issued -
    convertible notes payable ...      1,955,837           --              --         1,955,837
Net loss ........................           --       (7,646,212)           --        (7,646,212)
                                    ------------   ------------    ------------    ------------
Balance, August 31, 2007 ........     47,805,282    (49,908,557)          6,667      (2,025,189)

Stock options exercised .........         11,450           --              --            11,500
Stock based compensation ........         11,282           --              --            11,282
Issuance of stock for services ..         17,045           --            (6,667)         10,433
Issuance of stock for interest..          19,647           --              --            19,712
Conversion of notes payable .....        111,249           --              --           111,808
Issuance of warrants for
    services ....................          4,686           --              --             4,686
Beneficial conversion feature
    stock issued for interest ...          2,320           --              --             2,320
Beneficial conversion feature and
    warrants issued - convertible
     notes payable ..............        623,659           --              --           623,659
Net loss ........................           --       (2,391,804)           --        (2,391,804)
                                    ------------   ------------    ------------    ------------

Balance, February 29, 2008 ......   $ 48,606,620   $(52,300,361)   $       --      $ (3,621,593)
                                    ============   ============    ============    ============


             See accompanying notes to condensed consolidated financial statements.

                                            4(Con't)



                                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 AND FOR THE
                           PERIOD FROM INCEPTION (ACQUISITION OF JDA ON JULY 26, 2006)
                                              TO FEBRUARY 29, 2008



                                                                                                    Period From
                                                                                                     Inception
                                                                                                   (Acquisition
                                                                          Six Months Ended          of JDA) to
                                                                    February 29,    February 28,    February 29,
                                                                        2008            2007            2008
                                                                    ------------    ------------    ------------
Operating activities:
    Net loss ....................................................   $ (2,391,804)   $ (5,293,146)   $(15,649,937)
        Net loss from discontinued operations ...................           --            93,257         172,440
                                                                    ------------    ------------    ------------
         Net loss from continuing operations ....................     (2,391,804)     (5,199,889)    (15,477,497)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ...........................         21,378           7,699          42,535
        Loss on disposal of property and equipment ..............         16,425            --            16,297
        Stock based compensation expense ........................         11,282         117,669         248,370
        Acquired in-process research and development expense ....           --         3,357,355       8,623,501
        Amortization of discount on notes payable and warrants ..        704,131         493,128       1,735,333
        Issuance of stock for services ..........................         15,119            --           107,465
        Beneficial conversion feature - stock issued for interest          2,320            --             2,320
            Prepaid expenses and other current assets ...........        114,953         (41,180)        191,491
             Prepaid commissions ................................         (5,839)        (68,322)       (123,185)
             Deposits and other assets ..........................        (10,564)        (53,920)        (36,183)
             Accounts payable and other accrued expenses ........        191,381        (173,902)         16,508
             Accrued interest payable ...........................         95,901          58,129         179,127
                                                                    ------------    ------------    ------------
    Net operating cash flows - continuing operations ............     (1,235,317)     (1,503,233)     (4,473,918)

    Net operating cash flows - discontinued operations ..........           --           (52,091)          1,504
                                                                    ------------    ------------    ------------
    Net cash used in operating activities .......................     (1,235,317)     (1,555,324)     (4,472,414)
                                                                    ------------    ------------    ------------

Investing activities:
    Collection of notes receivable - related parties.. ..........           --            16,564          16,564
    Purchase of property and equipment ..........................         (2,971)        (78,714)       (221,241)
    Disposal of property and equipment ..........................          1,437            --             2,521
    Acquisition of JDA, net of cash acquired ....................           --              --          (290,730)
                                                                    ------------    ------------    ------------
    Net investing cash flows - continuing operations ............         (1,534)        (62,150)       (492,886)

    Net investing cash flows - discontinued operations. .........           --            60,000          60,000
                                                                    ------------    ------------    ------------
    Net cash used in investing activities .......................         (1,534)         (2,150)       (432,886)
                                                                    ------------    ------------    ------------

Financing activities:
     Proceeds from exercise of stock options and warrants.. .....         11,500           5,825          21,450
     Proceeds from issuance of convertible notes payable ........      1,090,000       1,645,000       3,635,000
     Proceeds from issuance of convertible notes
        payable - related parties ...............................        150,000         175,000         525,000
     Proceeds from issuance of notes payable -
        related parties .........................................           --           500,000       1,250,000
     Repayment of notes payable .................................        (18,897)         20,755        (220,025)
     Repayment of notes payable - related parties ...............        (25,000)        (39,412)       (325,000)
     Repayment of convertible notes payable -
        related parties .........................................       (100,000)       (300,000)       (100,000)
                                                                    ------------    ------------    ------------
Net cash provided by financing activities - continuing
        operations ..............................................      1,107,603       2,007,168       4,786,425
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............       (129,248)        449,694        (118,875)

Cash and cash equivalents, beginning of period ..................        141,691         365,494         131,318
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of period ........................   $     12,443    $    815,188    $     12,443
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

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Oncologix Tech, Inc., a Nevada corporation, formerly BestNet Communications Corp., include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company," "Oncologix," "we," "us," or "our"). On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Until December 31, 2007, our principal activities are primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. On December 31, 2007, as described below, we ceased those operations due to a lack of funding. We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. Because of the disposition of our Telephone Business, we are now characterized as a development stage company and accordingly, the accompanying unaudited condensed consolidated financial statements provide financial information from the date we acquired JDA. On December 31, 2007, due to a lack of funding, we have suspended operations in our development stage medical device company. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Operating results for the three and six month periods ended February 29, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year. Certain reclassifications have been made to conform the fiscal 2007 information to the presentation of fiscal 2008 information, including the presentation of the Telephone Business, which was disposed of during February 2007, and is presented as discontinued operations for all periods presented. The reclassifications have no effect on net income or loss.

         Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three and six months ending February 29, 2008 and February 28, 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:



                                                                                                                  Period from
                                                                                                                   Inception
                                                                                                                (Acquisition of
                                            Three Months Ended February 29,   Six Months Ended February 29,          JDA) to
                                              2008 and February 28, 2007      2008 and February 28, 2007           February 29,
                                              --------------------------      --------------------------           ------------
                                                  2008         2007              2008           2007                    2008
                                               ----------   ----------        ----------     ----------             ----------
                                               Underlying     Underlying      Underlying     Underlying             Underlying
                                                 Common         Common          Common         Common                 Common
Description                                      Shares         Shares          Shares         Shares                 Shares
-----------                                    ----------     ----------      ----------     ----------             ----------
Convertible preferred stock ................      886,324        886,324         886,324        886,324                886,324
Convertible notes payable ..................      670,417      6,753,750       2,920,417      6,753,750             14,337,083
Options ....................................         --          489,554          73,333        294,892                220,533
Warrants ...................................         --           59,773            --           23,784                  8,485
                                               ----------     ----------      ----------     ----------             ----------
Total potentially dilutive securities ......    1,556,741      8,189,401       3,880,074      7,958,750             15,452,425
                                               ==========     ==========      ==========     ==========             ==========


NOTE 2 - DISCONTINUED OPERATIONS

         Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone
Business and entered into discussions with a prospective purchaser. During
January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained the rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. The sale of the Telephone Business assets was for the book value of the property and equipment assets resulting in a loss of $79. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. Previously, our Telephone
Business was reported as a separate business segment. As of February 29, 2008, there were no net assets relating to discontinued operations. Operating results of our telephone business are summarized as follows:


                                          Three Months Ended           Six Months Ended
                                        February 29, 2008 and       February 29, 2008 and
                                          February 28, 2007           February 28, 2007
                                          2008        2007              2008        2007
                                        ---------   ---------         ---------   ---------
Revenue .............................   $    --     $ 128,883         $    --     $ 351,568
Cost of Revenue .....................        --        76,044              --       210,545
                                        ---------   ---------         ---------   ---------
Gross margin ........................        --        52,839              --       141,023
Other operating expenses ............        --       105,606              --       234,201
                                        ---------   ---------         ---------   ---------
    Loss from discontinued operations   $    --     $ (52,767)        $    --     $ (93,178)
                                        =========   =========         =========   =========


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

UNITS:

         On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible
Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).
The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's
Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February
2005. As of February 29, 2008 and August 31, 2007, there were 443,162 Units outstanding that had not been separated. These units are presented as their underlying securities on our balance sheet and consist of 443,162 shares of Series A Preferred Stock and 1,329,486 shares of common stock.

SUBSCRIBED COMMON STOCK:

         As of February 29, 2008, we have zero shares of subscribed stock that are issuable. As of August 31, 2007, we have 22,689 shares of subscribed stock that are issuable for the payment of consulting services from June 11, 2007 until August 31, 2007, representing a consulting fee of $6,667.

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

WARRANTS:

         Details relative to the 6,099,159 and 2,439,077 outstanding warrants at February 29, 2008 and August 31, 2007, respectively are as follows:

                               Date of                           Number         Exercise          Expiration
                                Grant                          of Shares          Price              Date
              -------------------------------------------   -----------------  ------------  ----------------------
              First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007
              Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008
              Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007
              Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007
              Third quarter of fiscal 2004                            40,000          0.27          April 15, 2014
              Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009
              Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008
                                                            -----------------

              Outstanding, August 31, 2006                         1,480,751


              Second quarter of fiscal 2007                         (100,000)            0.32      January 8, 2007
              Second quarter of fiscal 2007                        2,158,326             0.50     December 4, 2008
              Third quarter of fiscal 2007                        (1,100,000)         0.50          April 23, 2007
                                                            -----------------

              Outstanding, August 31, 2007                         2,439,077

              First quarter of fiscal 2008                           (25,000)         2.90        October 17, 2007
              First quarter of fiscal 2008                         3,633,332             0.50   September 17, 2009
              Second quarter of fiscal 2008                           (5,750)            1.19     January 30, 2008
              Second quarter of fiscal 2008                           57,500             0.40     December 3, 2009
                                                            -----------------

              Outstanding, February 29, 2008                       6,099,159
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

         During the three and six-month periods ended February 29, 2008, we granted 60,000 and 135,000 options from the stock incentive plans described above, respectively. During the three and six-month periods ended February 28, 2007, we granted 150,000 and 150,000 options from the stock incentive plans desecribed above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and
(iv) expected volatility.

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

         During the three and six-month periods ended February 29, 2008, zero and 50,000 employee options were exercised, respectively, 689,168 and 699,168 options were forfeited, respectively and 8,333 and 8,333 options expired, respectively. During the three and six-month periods ended February 28, 2007, 20,000 and 32,000 employee options were exercised, respectively, zero and 250,000 options were forfeited, respectively, and 33,334 options expired. As of February 29, 2008, $29,521 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.62 years. Additional information relative to our employee options outstanding at February 29, 2008 is summarized as follows
(unaudited):


                                                                               Options           Options
                                                                             Outstanding       Exercisable
                                                                            ------------       ------------

            Number of Options..........................................        4,834,358          4,437,690
            Aggregate intrinsic value of options...........                 $       --         $       --
            Weighted average remaining contractual term (years).........            4.01               3.80
            Weighted average exercise price.............................    $       0.67       $       0.69


         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February
29, 2008.

NOTE 4 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

         Convertible notes payable consist of the following as of February 29, 2008 and August 31, 2007:


                                                                                       February 29,      August 31,
                                                                                           2008             2007
                                                                                       ------------     ------------

8.0% convertible note due April 30, 2008, net of a discount of
   $0 and $0 as of February 29, 2008 and August 31, 2007......................         $    350,000     $   350,000

10.0% convertible note due June 30, 2008, net of a discount of
   $0 as of February 29, 2008 and August 31, 2007.............................               50,000         150,000

8.0% convertible notes due May 7, 2008, net a discount of $95,161
   and $349,857 as of February 29, 2008 and August 31, 2007....................             604,839         350,143

6.0% convertible notes due December 4, 2008, net of a discount of
   $367,109 and $606,585 as of February 29, 2008 and August 31, 2007...........             927,891         688,415

6.0% convertible notes due September 17, 2009, net of a discount of
   $413,701 and $0 as of February 29, 2008 and August 31, 2007.................             676,299            --
                                                                                       ------------     ------------
Total unsecured convertible notes payable......................................           2,609,029        1,538,558
Less:  Current portion.........................................................          (1,932,730)        (850,143)
                                                                                       ------------     ------------

Long-tern portion..............................................................        $    676,299     $    688,415
                                                                                       ============     ============


         On March 13, 2006, we issued to an accredited investor; originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007 and subsequently extended until January
15, 2008. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25.
Accordingly, the Company recognized a beneficial conversion feature of $22,222.
On September 4, 2007, as an incentive to extend the note to January 15, 2008, the Company lowered the conversion rate of the note to $0.20 per common share from $1.00. Accordingly, the Company recognized a beneficial conversion feature of $87,500. The investor agreed to further extend the note to April 30, 2008.
During the first six months of fiscal 2008, we expensed $87,500 as interest and finance charges, as a result of amortization of the note discounts.

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

         During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory
Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first six months of fiscal 2008, $82,519 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During January 2007, we issued fourteen additional Convertible
Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first six months of fiscal 2008, $94,481 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, we issued eight additional Convertible Promissory
Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first six months of fiscal 2008, $62,476 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During the first six months of fiscal 2008, $254,696 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature.

         During September through November 2007, we issued twenty-seven
Convertible Promissory Notes in an aggregate principal amount of $1,090,000.
These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory
Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During the first six months of fiscal 2008, $84,959 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:


                                                                            February 29,       August 31,
                                                                                2008              2007
                                                                            ------------      ------------
10.0% convertible note due April 30, 2008..............................     $     80,450       $     80,450

10.0% convertible notes due April 30, 2008.............................           200,000           200,000

12.0% convertible note due April 30, 2008..............................            50,000              --
                                                                             ------------      ------------
Outstanding unsecured related party convertible notes payable..........      $    330,450      $    280,450
                                                                             ============      ============

         On March 23, 2005, we issued to Anthony Silverman, a former member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31,
2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. The term of this note has been extended to January 14, 2008. As of February 29, 2008 and August 31, 2007,

the unpaid principal balance on this note is $80,450, which is convertible into 670,417 shares of our common stock. Mr. Silverman agreed to extend the note and monthly interest to April 30, 2008.

         On July 7, 2006, we issued to Mr. Silverman another Convertible
Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. The Company subsequently recorded a beneficial conversion feature of $66,667 in conjunction with the private placement issued on December 4, 2006. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until January 14, 2008. During fiscal 2007, we expensed $66,667 as interest and finance charges as a result of amortizing the beneficial conversion feature. Mr.
Silverman agreed to extend the note to April 30, 2008.

         On September 7, 2007, the Company entered into a convertible promissory note with Stanley Schloz, a former member of the Company's Board of Directors, for bridge financing in the amount of $150,000. This note bears interest at a rate of 12% and is payable monthly. The principal is due in full on December 15, 2007. On November 30, 2007, the Company repaid $100,000 of the principal. In connection with this repayment, Mr. Schloz agreed to extend the remaining principal until January 14, 2008. Mr. Schloz agreed to further extend the note and monthly interest until April 30, 2008. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share.

RELATED PARTY NOTES PAYABLE:


                                                                 February 29,       August 31,
                                                                     2008              2007
                                                                 ------------      ------------
10.0% note due April 30, 2008..............................      $    175,000      $    200,000
8.0% note due April 30, 2008...............................           400,000           400,000
                                                                 ------------      ------------
Outstanding unsecured related party notes payable..........      $    575,000      $    600,000
                                                                 ============      ============


         On December 15, 2006. we entered into a 16-day promissory note with Mr.
Silverman, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and then further extended until December
15, 2007. In connection with a $25,000 principal payment on November 30, 2007,
Mr. Silverman agreed to extend the balance of the note to January 14, 2008. Mr.
Silverman agreed to further extend the balance of the note until April 30, 2008.

         On April 13, 2007. we entered into a 45-day promissory note with Mr.
Silverman for bridge financing in the amount of $400,000. This note accrued interest at a rate of 8% per annum and was due in full, including accrued interest on May 28, 2007. This note has been extended until July 31, 2007 and then further extended until December 15, 2007. On November 30, 2007, Mr.
Silverman agreed to extend the note to January 14, 2008. Mr. Silverman agreed to further extend the balance of the note until April 30, 2008.


OTHER NOTES PAYABLE:

         On October 1, 2007, the Company entered into a note payable agreement to finance $18,897 of directors and officer's insurance premiums. The note bears interest at a rate of 10.50% per annum and is due in nine monthly installments of $2,193, including principal and interest, beginning on November 1, 2007. On
January 1, 2008 the Company paid $12,801 to settle this note in full.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

RESEARCH AND DEVELOPMENT AGREEMENTS:

         On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere our proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities, radiation handling licenses, and personnel with experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase has been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. We expect to continue our relationship with IUT, at a minimum, through the Clinical Approval Phase with assistance in providing adequate supplies of radiolabeled Oncospheres to support pre-clinical testing and human clinical trials. IUT has the necessary facilities, expertise and regulatory licensing to support this supply requirement. As of the date of this report, we agreed to extend this contract at the same rate through the end of our fiscal year, August 31, 2007 and it subsequently ended October 31, 2007. Effective November 1, 2007, Oncologix entered into a revised agreement with IUT to provide continued support on the development, manufacturing and testing services in connection with the pre-clinical testing phase of the Oncosphere System. The contract is for a six-month period at a contract price of ninety-six thousand Euros, or approximately $145,000. IUT will provide additional facilities, materials and personnel support to Oncologix in order to complete the pre-clinical testing requirements associated with the Oncosphere System. The Company had formally cancelled this contract in January 2008 due to a suspension of operations.


         On November 9, 2007, the Company entered into a six-month consulting agreement with a medical doctor and granted him options to purchase 75,000 shares of common stock at a price of $0.34 per share as the sole consideration for his consulting services. This consultant will assist with the design and conduct of the animal studies at SJRI, including assistance with our delivery system and clinical trials. The Company had formally cancelled this contract in January 2008 due to a suspension of operations.

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

         (B) Having submitted an Investigational Device Exemption (`IDE") to the FDA, or other foreign equivalent, not later than September 16, 2008. Alternatively, having initiated a clinical trial in any country other than the USA with "initiated" indicating that the licensed product has been administered to the first subject in the clinical study;

         (C) Having obtained Pre-Market Approval (PMA) from the FDA not later than September 16, 2011;

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

         We are also obligated to indemnify the University against certain expenses as provided in the License, as amended. As of the date of this report, we do not believe we are in default with any terms of the license agreement.

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

NOTE 8 - PENDING ACCOUNTING PRONOUNCEMENTS

         In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 ("SFAS 161") "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and hwy an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our financial condition or results of operations.

         In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 ("SFAS 160") "Non-controlling Interest in Consolidated Financial Statements - an amendment of ARB No. 51" which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: a) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated financial statements; b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; c) changes in a parents controlling interest in its subsidiary are to be accounted for consistently; d) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material effect on our financial condition or results of operations.

         In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 ("SFAS No. 159") "The Fair Value Option for Financial Assets and Financial Liabilities" which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. An investment in a subsidiary which the Company is required to consolidate is an eligible option established by this Statement. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. Early adoption is possible. We do not expect the adoption of SFAS No. 159 to have a material effect on our financial condition or results of operations.

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

NOTE 9 -- GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2008 prior to achieving breakeven. Additionally, as a result of the acquisition of JDA and the associated License Agreement with the UofM, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. The requirements of the License Agreement are disclosed in Note 6 above. The Company ceased development operations on December 31, 2007 as described in Note 1 above. The value of its assets and the extent to which they may be applied to the payment of debt, and/or future operations, are uncertain and cannot be predicted with any certainty.

         Although operations have been suspended, we have continued to seek various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. Such an opportunity has arisen and is described below.


NOTE 10 -- SUBSEQUENT EVENTS


         On April 16, 2008, Oncologix Tech, Inc. signed a non-binding Memorandum of Understanding with Institut fur Unwelllttechnologien Gmbh (IUT), a German company, for the continued development and commercialization of the Oncologix Oncosphere product. The Memorandum contemplates the formulation of a mutually agreed definitive agreement by the parties and its approval by the shareholders of Oncologix.

         Further discussions and agreements will be based on the following preliminary agreements. Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of approximately $50,000.

         It is understood that the terms set forth above will be included in a definitive Asset Purchase Agreement to be executed by the parties, which will be subject to the approval of the directors and shareholders of Oncologix. As of the date of this report, these negotiations are in the preliminary stages, we cannot guarantee that the deal will be consummated, or will be on the terms acceptable to the stockholders.

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

OVERVIEW

         Our present business is to continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.

         While we were formerly in other, unrelated businesses (described below) our most recent was the development of a medical device for brachytherapy (radiation therapy), called the "Oncosphere" (or "Oncosphere System"), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we had to suspend these activities on December 31, 2007.

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

         We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. Presently our only business is to continue the development of the Oncosphere. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818. As a result of suspending our operations, we have closed our principal offices in Suwanee Georgia. Our new mailing address is P.O. Box 8832, Grand Rapids, MI 49518-8832, telephone (616) 977-9933.

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

         "Management's Discussion and Analysis or Plan of Operation" ("MDA") discusses our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in MDA. A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

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

         Reserves related to pending or threatening litigation. We previously had a dispute with Softalk, which is more fully described in the notes to our Consolidated Financial Statements for the fiscal year ended August 31, 2007. This dispute had been dormant and accordingly, we did not recognize a liability for this dispute in fiscal 2006 or fiscal 2007. This matter was resolved pursuant to a Settlement Agreement and Mutual Release dated June 20, 2007 whereunder Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

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

GENERAL DISCUSSION

Medical Device Business

         On July 26, 2006, we entered into the medical device business, which is now in the pre-clinical testing phase. Our present business is to continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.


Telephone Business

         As previously discussed herein we disposed of our telephone business during the second quarter of fiscal 2007. The historical operations and disposition of the telephone business have been reported as discontinued operations within the accompanying financial statements for all periods presented.

PLAN OF OPERATION

         Our present business is to continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. While we are in contact with several potentially interested parties, there are presently no agreements with any of them and no assurance that any will ensue.

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

         Assuming we are able to obtain sufficient financing to enable us to revive our operations, we will need approximately $5,000,000 to fund operations for the next twelve months, without regard to repaying any short-term convertible or non-convertible notes payable. That amount, if we succeed in raising it, will allow us to complete all of the Development Phases of the Oncosphere and conduct a human feasibility clinical trial. We will be required to seek additional capital in the future to fund our Pivotal Clinical Trials.


Summary of any product research and development that we will perform for the term of our plan of operation.

          Our medical device business is in the development stage. Our present activities consist of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct feasibility clinical study of the Oncosphere. To do so, we must first conduct a number of engineering and animal clinical studies and evaluations to collect information to support our IDE application to the FDA. This effort is now expected to take approximately 12 months. We expect anything further to be carried out by another party in which we may have an interest.

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

         At the end of the fiscal quarter, we currently did not employ any employees. All current work is being performed by consultants.

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2008 TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2007

General and Administrative Expense

         General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web-hosting expense, phone licenses, customer support salaries, and commodity and excise taxes. The telephone business expenses have been reported as discontinued operations in this report.

         General and administrative expense decreased to $122,757 during the three-month period ended February 29, 2008, from $292,093, a decrease of 58% or $169,336 from the comparable period in fiscal 2007. Cash based compensation expense decreased to $28,936 during the three-month period ended February 29, 2008, from $64,484 during the comparable period in fiscal 2007. This decrease was due to the termination of all employees as a result of suspending operations. Stock based compensation expense decreased to a negative ($49,202) during the three-month period ended February 29, 2008, from $47,280 during the comparable period in fiscal 2007. This decrease was a result to canceling option agreements due to the termination of employees and resignation of directors. Travel and entertainment expense decreased to $2,009 during the three-month period ended February 29, 2008, from $14,237 during the comparable period in fiscal 2007. This decrease was due primarily to the suspension of operations as of December 31, 2007. Legal and accounting expense decreased to $83,057 during the three-month period ended February 29, 2008, from $110,741 during the comparable period in fiscal 2007 due primarily to additional legal and accounting services associated with the acquisition of our Medical Device Business during fiscal 2007. Press Release and board meeting expense decreased to $470 during the three-month period ended February 29, 2008, from $4,936 during the comparable period in fiscal 2007 due primarily to the suspension of operations on December 31, 2007 and holding telephonic board meetings to save on travel expenses. Outside services increased to $20,618 during the three-month period ended February 29, 2008, from $9,667 during the comparable period in fiscal 2007 as a result of paying contractors to handle the filings of the

Company, instead of paying payroll. Miscellaneous expenses decreased to $7,449 during the three-month period ended February 29, 2008, from $12,817 during the comparable period in fiscal 2007 as a result of suspending operations on December 31, 2007. Insurance expense increased to $9,665 during the three-month period ended February 29, 2008, from $8,273 during the comparable period in fiscal 2007. This increase was due to an increase in the amounts of property covered by our insurance policy.

         General and administrative expense decreased to $429,763 during the six-month period ended February 29, 2008, from $605,168, a decrease of 29% or $175,405 from the comparable period in fiscal 2007. Cash based compensation expense decreased to $118,394 during the six-month period ended February 29, 2008, from $125,226 during the comparable period in fiscal 2007. This decrease was due to the termination of all employees as a result of suspending operations. Stock based compensation expense decreased to a negetive ($2,654) durint the six-month period ended February 29, 2008, from $85,164 during the comparable period in fiscal 2007. This decrease was a result to canceling option agreements due to the termination of employees and resignation of directors due to the suspension of operations. Travel and entertainment expense decreased to $16,465 during the six-month period ended February 29, 2008, from $36,322 during the comparable period in fiscal 2007. This decrease was due primarily to the suspension of operations as of December 31, 2007. Legal and accounting expense decreased to $151,270 during the six-month period ended February 29, 2008, from $227,452 during the comparable period in fiscal 2007 due primarily to additional legal and accounting services associated with the acquisition of our Medical Device Business during fiscal 2007. Press Release and board meeting expense increased to $11,022 during the six-month period ended February 29, 2008, from $7,645 during the comparable period in fiscal 2007 due primarily to an increased number of press releases during the first three months of fiscal 2008. Outside services increased to $23,745 during the six-month period ended February 29, 2008, from $12,269 during the comparable period in fiscal 2007 as a result of paying contractors to handle the filings of the Company, instead of paying payroll.

Research and Development Expense

         Research and development expense decreased to $312,573 during the three-month period ended February 29, 2008, from $3,681,881, an decrease of $3,369,308 or 92% from the comparable period in fiscal 2007. Research and development expense relates to our Medical Device Business, which was acquired during July 2006 and is in the development stage. The decrease in research and development expense was due primarily to the expensing of the 7,460,790 shares issued on conjunction with the completion of the "Development Stage" in the Second quarter of fiscal 2007.

         Research and development expense decreased to $971,648 during the six-month period ended February 29, 2008, from $3,989,223, an decrease of $3,017,575 or 76% from the comparable period in fiscal 2007. Research and development expense relates to our Medical Device Business, which was acquired during July 2006 and is in the development stage. The decrease in research and development expense was due primarily to the expensing of the 7,460,790 shares issued on conjunction with the completion of the "Development Stage" in the Second quarter of fiscal 2007.

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

Depreciation and Amortization

         Depreciation and amortization increased to $10,414 during the three-month period ended February 29, 2008, from $4,412 in the comparable period in fiscal 2007. The increase in depreciation and amortization from fiscal 2007 to fiscal 2008 was the result of assets being acquired for our Medical Device Business.



         Depreciation and amortization increased to $21,738 during the six-month period ended February 29, 2008, from $7,699 in the comparable period in fiscal
2007. The increase in depreciation and amortization from fiscal 2007 to fiscal
2008 was the result of assets being acquired for our Medical Device Business.

Interest Income

         Consolidated interest income decreased to $170 during the three-month period ended February 29, 2008, from $3,107, a decrease of $2,937, or 95%, from the comparable period in fiscal 2007. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

         Consolidated interest income decreased to $601 during the six-month period ended February 29, 2008, from $4,128, a decrease of $3,527, or 85%, from the comparable period in fiscal 2007. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

Interest and Finance Charges

         Consolidated interest and finance charges decreased to $485,525 for the three-month period ended February 29, 2008, from $549,399, a decrease of 12% or $63,874 for the comparable period in fiscal 2007. The decrease is primarily attributable to lower amortization of note payable discounts.

         Consolidated interest and finance charges increased to $954,305 for the six-month period ended February 29, 2008, from $601,927, an increase of 59% or $352,378 for the comparable period in fiscal 2007. The increase is primarily attributable to the issuance of new convertible debt after the second quarter of fiscal 2007, and the amortization of those note payable discounts.

         A summary of interest and finance charges is as follows:

                                                                                                                       Period from
                                                                                                                        Inception
                                                                                                                     (Acquisition of
                                                Three Months Ended February 29,  Six Months Ended February 29,           JDA) to
                                                  2008 and February 28, 2007      2008 and February 28, 2007           February 29,
                                                  --------------------------      --------------------------           ------------
                                                      2008         2007              2008           2007                    2008
                                                   ----------   ----------        ----------     ----------             ----------
Interest expense on non-convertible notes.......   $   12,658   $   15,616        $   25,788     $   18,962             $   74,018
Interest expense on convertible notes payable...   $   67,204   $   26,462        $  128,333     $   59,845             $  285,901
Amortization of note payable discounts..........   $  351,752   $  483,007        $  706,450     $  439,128             $1,737,653
Other interest and finance charges..............   $   53,911   $   24,314        $   93,734     $   29,992             $  193,685
                                                   ----------   ----------        ----------     ----------             ----------
Total interest and finance charges..............   $  485,525   $  549,399        $  954,305     $  601,927             $2,291,257
                                                   ==========   ==========        ==========     ==========             ==========


Discontinued Operations

         Loss from discontinued operations decreased to nil during the three-month period ended February 29, 2008, compared to $52,767, a decrease in excess of 100% or $52,767 from the comparable period in fiscal 2007. These recurring losses were the reason behind the disposal of the telephone business segment in the second quarter of fiscal 2007.

         Loss from discontinued operations decreased to nil during the six-month period ended February 29, 2008, compared to $93,178, a decrease in excess of 100% or $93,178 from the comparable period in fiscal 2007. These recurring losses were the reason behind the disposal of the telephone business segment in the second quarter of fiscal 2007.

                                       24



         Operating results of our telephone business are summarized as follows:


                                          Three Months Ended           Six Months Ended
                                        February 29, 2008 and        February 29, 2008 and
                                         February 28, 2007             February 28, 2007
                                          2008        2007              2008        2007
                                        ---------   ---------         ---------   ---------
Revenue .............................   $    --     $ 128,883         $    --     $ 351,568
Cost of Revenue .....................        --        76,044              --       210,545
                                        ---------   ---------         ---------   ---------
Gross margin ........................        --        52,839              --       141,023
Other operating expenses ............        --       105,606              --       234,201
                                        ---------   ---------         ---------   ---------
    Loss from discontinued operations   $    --     $ (52,767)        $    --     $ (93,178)
                                        =========   =========         =========   =========


Pending Accounting Pronouncements

         In March 2008, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 161 ("SFAS 161") "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB
Statement No. 133" which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and hwy an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November
15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material effect on our financial condition or results of operations.

         In December 2007, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 160 ("SFAS 160")
"Non-controlling Interest in Consolidated Financial Statements - an amendment of
ARB No. 51" which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: a) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated financial statements; b) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; c) changes in a parents controlling interest in its subsidiary are to be accounted for consistently; d) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material effect on our financial condition or results of operations.

         In February 2007, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 159 ("SFAS No. 159") "The Fair
Value Option for Financial Assets and Financial Liabilities" which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. An investment in a subsidiary which the Company is required to consolidate is an eligible option established by this Statement. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, provided that the entity also elects to apply the provisions of SFAS No. 157. Early adoption is possible. We do not expect the adoption of SFAS No. 159 to have a material effect on our financial condition or results of operations.

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

                                       25

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


LIQUIDITY AND CAPITAL RESOURCES

         We have been unable to obtain the financing necessary to continue operations after December 31, 2007. Consequently, we terminated the employment of all of our personnel, effective as of that date. We anticipate that several of them will continue to assist us in any continuing activities as independent consultants.

         Although operations have been suspended, we have continued to seek various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. Such an opportunity has arisen and is described below.

         On April 16, 2008, Oncologix Tech, Inc. signed a non-binding Memorandum of Understanding with Institut fur Unwelllttechnologien Gmbh (IUT), a German company, for the continued development and commercialization of the Oncologix Oncosphere product. The Memorandum contemplates the formulation of a mutually agreed definitive agreement by the parties and its approval by the shareholders of Oncologix.

         Further discussions and agreements will be based on the following preliminary agreements. Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of approximately $50,000.

         It is understood that the terms set forth above will be included in a definitive Asset Purchase Agreement to be executed by the parties, which will be
subject to the approval of the directors and shareholders of Oncologix.   As of
the date of this report, these negotiations are in the preliminary stages, we cannot guarantee that the deal will be consummated, or will be on the terms acceptable to the stockholders.

         Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain former members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated Financial Statements for the year ended August 31, 2007, included as a part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.
                                       26

         On July 26, 2006, we acquired the assets of a development stage medical device company and are now in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device.

         On February 29, 2008, we had cash and cash equivalents of $12,443. The Company is currently in the development stage and does not expect to generate income from its planned medical device product. As a result, we have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present members of our Board of Directors.

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

         Although operations have been suspended as of December 31, 2007, we continue to be engaged seeking various solutions, such as obtaining sufficient financing to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue. We have recently signed a non-binding Memorandum of Understanding with a third party to sell the Oncosphere assets. As of the date of this report, these negotiations are in the preliminary stages, we cannot guarantee that the deal will be consummated, or will be on the terms acceptable to the stockholders.



         Below is a summary listing for the next 12 months, as of February 29, 2008, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

                                                  Accrued
Due Date         Interest Rate      Amount      Interest***    Total Owed           Convertible/Non-Convertible
--------         -------------   -----------    -----------    ----------           ----------------------------
04/30/2008*         10.00%       $   200,000    $   36,329      236,329             Convertible at $0.30 per share
04/30/2008*         10.00%       $   175,000        26,466      201,466             Non-Convertible
04/30/2008*         10.00%       $    80,450         2,667       83,117             Convertible at $0.12 per share
04/30/2008*          8.00%       $   400,000        29,633      429,633             Non-Convertible
04/30/2008**        12.00%       $    50,000         1,989       51,989             Convertible at $0.20 per share
04/30/2008           8.00%       $   350,000        27,079      377,079             Convertible at $0.20 per share
05/07/2008           8.00%       $   700,000        54,855      754,855             Convertible at $0.25 per share
06/30/2008          10.00%       $    50,000         8,411       58,411             Convertible at $0.20 per share
12/04/2008           6.00%       $ 1,295,000        77,914    1,372,914
                                 -----------    ----------    ---------
                                 $ 3,300,450    $  265,343   $3,565,793
                                 ===========    ==========   ==========

*     Debt held by Anthony Silverman, a former member of our Board of Directors
**    Debt held by Stanley Schloz, a former member of our Board of Directors
***   Interest calculated to maturity


INFLATION AND OTHER FACTORS

         The Company's operations are expected to be influenced by general economic trends and technology advances in the medical industries.

         Any party who acquires our activities and continues the development, manufacture and sale of cancer therapy products are, and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S.
Federal Food, Drug and Cosmetic Act, which is enforced by the Food and Drug
Administration ("FDA"). We are also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to test the device by experimentation with human subjects
(called an Investigational Device Exemption or "IDE"); the second is obtaining approval to market the device to the public for the treatment of specified diseases (called Premarket Approval or "PMA").

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

                                       28

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of February 29, 2008, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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


Dated: April 18, 2008                      ONCOLOGIX TECH, INC.


                                           By:  /s/  Judy Lindstrom
                                              --------------------------------
                                                     Judy Lindstrom, President
                                                     and Chief Executive Officer


                                           By:  /s/  Michael A. Kramarz
                                              --------------------------------
                                                     Michael A. Kramarz,
                                                     Chief Financial Officer