Form 10QSB
period 2008-05-31
Oncologix Tech Inc.
filed 2008-07-22
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from             to            .
                                        -----------    -----------
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
Yes  X    No
   -----    -----
As of June 20, 2008 there were 110,640,944 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes       No  X
                                                                -----    -----


================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2008
  (unaudited) and August 31, 2007.........................................    2

Unaudited Condensed Consolidated Statements of Operations
  for the three and nine months ended May 31, 2008, the three and nine
  months ended May 31, 2007...............................................    3

Unaudited Condensed Consolidated Statements of Stockholders' Deficit......    4

Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine months ended May 31, 2008, the nine months ended May 31, 2007......    5

Notes to Unaudited Condensed Consolidated Financial Statements............    6

ITEM 2. Management's Discussion and Analysis or Plan of Operation.........   21

ITEM 3. Controls and Procedures...........................................   36

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................   36

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......   36

ITEM 3. Defaults Upon Senior Securities...................................   36

ITEM 4. Submission of Matters to a Vote of Security Holders...............   36

ITEM 5. Other Information.................................................   37

ITEM 6. Exhibits and Reports on Form 8-K..................................   37



                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          May 31,       August 31,
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                       (Unaudited)
                                                       ASSETS

Current Assets:
     Cash and cash equivalents .....................................................   $      2,471    $    141,691
     Prepaid expenses and other current assets .....................................         13,047          10,149
     Prepaid commissions ...........................................................         92,685         117,346
     Current assets of discontinued operations .....................................             70         104,952
                                                                                       ------------    ------------
             Total current assets ..................................................        108,273         374,138





Property and equipment (net of accumulated depreciation
     of $18,207 and $22,477) .......................................................          4,999           9,781
Deposits and other assets ..........................................................         17,254          19,169
Longterm assets of discontinued operations .........................................        163,534         209,991
                                                                                       ------------    ------------
             Total assets ..........................................................   $    294,060    $    613,079
                                                                                       ============    ============


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Convertible notes payable (net of discount of $246,055 and $349,857) ..........   $  2,098,945    $    850,143
     Convertible notes payable  related parties ....................................        705,450         280,450
     Notes payable  related parties ................................................           --           600,000
     Accounts payable and other accrued expenses ...................................        178,574          46,321
     Accrued interest payable ......................................................        234,610         132,921
     Current liabilities of discontinued operations ................................        202,484          40,018
                                                                                       ------------    ------------
         Total current liabilities .................................................      3,420,063       1,949,853

Convertible notes payable (net of discount of $346,456 and $606,585) ...............        743,544         688,415
                                                                                       ------------    ------------

             Total liabilities .....................................................      4,163,607       2,638,268
                                                                                       ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         342,862 and 443,162 shares issued and outstanding at
         May 31, 2008 and August 31, 2007, respectively ............................            343             443
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         100,130,410 and 93,357,986 shares issued at May 31, 2008 and
         August 31, 2007, respectively; 71,906,066 and 70,975,616 shares
         outstanding at May 31, 2008 and August 31, 2007, respectively .............         71,906          70,976
     Additional paid-in capital ....................................................     48,643,916      47,805,282
     Accumulated deficit ...........................................................    (52,877,810)    (49,908,557)
     Common stock subscribed, underlying common shares of 5,841,974 and 22,689 .....        292,098           6,667
                                                                                       ------------    ------------

             Total stockholders' deficit ...........................................     (3,869,547)     (2,025,189)
                                                                                       ------------    ------------

             Total liabilities and stockholders' deficit ...........................   $    294,060    $    613,079
                                                                                       ============    ============

                                                                  Check ............   $       --      $       --


                       See accompanying notes to condensed consolidated financial statements.

                                     ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2008 AND 2007



                                                      Three Months Ended             Nine Months Ended
                                                   May 31,         May 31,         May 31,         May 31,
                                                    2008            2007            2008            2007
                                                ------------    ------------    ------------    ------------
Operating expenses:
  General and administrative ................   $    153,573    $    269,950    $    456,845    $    606,566
  Depreciation and amortization .............            473             692           1,587           1,964
                                                ------------    ------------    ------------    ------------
  Total operating expenses ..................        154,046         270,642         458,432         608,530
                                                ------------    ------------    ------------    ------------
  Loss from operations ......................       (154,046)       (270,642)       (458,432)       (608,530)
                                                ------------    ------------    ------------    ------------

Other income (expense):
  Interest income ...........................              1             296             331             453
  Interest and finance charges ..............       (409,936)       (253,928)     (1,364,240)       (849,474)
  Loss on disposal of assets ................           --              --            (3,194)           --
  Other income (expense) ....................         (1,443)            357          (1,443)            357
                                                ------------    ------------    ------------    ------------
  Total other income (expense) ..............       (411,378)       (253,275)     (1,368,546)       (848,664)
                                                ------------    ------------    ------------    ------------
  Net loss from continuing operations .......       (565,424)       (523,917)     (1,826,978)     (1,457,194)
                                                ------------    ------------    ------------    ------------

Discontinued operations:
  Operating loss from discontinued operations        (12,025)       (555,770)     (1,142,275)     (4,915,562)
  Loss on disposal of discontinued operations           --              --              --               (79)
                                                ------------    ------------    ------------    ------------

  Net loss from discontinued operations .....        (12,025)       (555,770)     (1,142,275)     (4,915,641)
                                                ------------    ------------    ------------    ------------
Net loss ....................................   $   (577,449)   $ (1,079,687)   $ (2,969,253)   $ (6,372,835)
                                                ============    ============    ============    ============

Loss per common share, basic and diluted:
     Continuing operations ..................   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.02)
     Discontinued operations ................          (0.00)          (0.01)          (0.02)          (0.08)
                                                ------------    ------------    ------------    ------------
                                                $      (0.01)   $      (0.02)   $      (0.05)   $      (0.10)
                                                ============    ============    ============    ============

Weighted average number of shares
  outstanding  basic and diluted ............     71,877,987      70,772,222      71,481,165      64,929,085
                                                ============    ============    ============    ============


                    See accompanying notes to condensed consolidated financial statements.

                                   ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                    Preferred Stock                  Common Stock
                                                 Shares          Amount          Shares         Amount
                                              ------------    ------------    ------------   ------------

Balance, Acquisition of JDA, July 26, 2006         443,162    $        443      47,097,953   $     47,099

Common stock issued in
    acquisition of JDA ....................           --              --        13,156,840         13,156
 Stock options exercised ..................           --              --             5,000              5
 Stock based compensation .................           --              --              --             --
 Net loss .................................           --              --              --             --
                                              ------------    ------------    ------------   ------------
 Balance, August 31, 2006 .................        443,162             443      60,259,793         60,260
 Stock options exercised ..................           --              --            52,000             52
 Stock based compensation .................           --              --              --             --
 Issuance of escrow shares - JDA ..........           --              --         7,460,790          7,461
 Issuance of stock for services ...........           --              --           272,384            272
 Conversion of notes payable ..............           --              --         2,930,649          2,931
 Beneficial conversion feature and warrants
    issued - convertible notes payable ....           --              --              --             --
 Net loss .................................           --              --              --             --
                                              ------------    ------------    ------------   ------------
 Balance, August 31, 2007 .................        443,162             443      70,975,616         70,976

 Stock options exercised ..................           --              --            50,000             50
 Stock based compensation .................           --              --              --             --
 Issuance of stock for unit conversions ...       (100,300)           (100)        200,600            201
 Issuance of stock for services ...........           --              --            55,102             55
 Issuance of stock for interest ...........           --              --            65,707             65
 Conversion of notes payable ..............           --              --           559,041            559
 Issuance of warrants for services ........           --              --              --             --
 Issuance of convertible notes payable
    shares ................................           --              --              --             --
 Beneficial conversion feature
    stock issued for interest .............           --              --              --             --
 Beneficial conversion feature and warrants
    issued - convertible notes payable ....           --              --              --             --
 Net loss .................................           --              --              --             --
                                              ------------    ------------    ------------   ------------

Balance, May 31, 2008 .....................        342,862    $        343      71,906,066   $     71,906
                                              ============    ============    ============   ============


                  See accompanying notes to condensed consolidated financial statements.

                                   ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                (Continued)



                                               Additional                      Common
                                                 Paid-in      Accumulated       Stock
                                                 Capital        Deficit       Subscribed        Total
                                              ------------   ------------    ------------    ------------

Balance, Acquisition of JDA, July 26, 2006    $ 36,992,226   $(36,650,424)           --      $    389,344

Common stock issued in
    acquisition of JDA ....................      4,591,737           --              --         4,604,893
 Stock options exercised ..................            820           --              --               825
 Stock based compensation .................         15,031           --              --            15,031
 Net loss .................................           --       (5,611,921)           --        (5,611,921)
                                              ------------   ------------    ------------    ------------
 Balance, August 31, 2006 .................     41,599,814    (42,262,345)           --          (601,828)
 Stock options exercised ..................          9,073           --              --             9,125
 Stock based compensation .................        222,057           --              --           222,057
 Issuance of escrow shares - JDA ..........      3,349,895           --              --         3,357,356
 Issuance of stock for services ...........         85,407           --             6,667          92,346
 Conversion of notes payable ..............        583,199           --              --           586,130
 Beneficial conversion feature and warrants
    issued - convertible notes payable ....      1,955,837           --              --         1,955,837
 Net loss .................................           --       (7,646,212)           --        (7,646,212)
                                              ------------   ------------    ------------    ------------
 Balance, August 31, 2007 .................     47,805,282    (49,908,557)          6,667      (2,025,189)

 Stock options exercised ..................         11,450           --              --            11,500
 Stock based compensation .................         28,619           --              --            28,619
 Issuance of stock for unit conversions ...         19,959           --              --            20,060
 Issuance of stock for services ...........         17,045           --            (6,667)         10,433
 Issuance of stock for interest ...........         19,647           --              --            19,712
 Conversion of notes payable ..............        111,249           --              --           111,808
 Issuance of warrants for services ........          4,686           --              --             4,686
 Issuance of convertible notes payable
    shares ................................           --             --           292,098         292,098
 Beneficial conversion feature
    stock issued for interest .............          2,320           --              --             2,320
 Beneficial conversion feature and warrants
    issued - convertible notes payable ....        623,659           --              --           623,659
 Net loss .................................           --       (2,969,253)           --        (2,969,253)
                                              ------------   ------------    ------------    ------------

Balance, May 31, 2008 .....................   $ 48,643,916   $(52,877,810)   $    292,098    $ (3,869,547)
                                              ============   ============    ============    ============


                  See accompanying notes to condensed consolidated financial statements.

                                                 4(Con't)




                              ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED MAY 31, 2008 AND 2007



                                                                        Nine Months Ended
                                                                      May 31,        May 31,
                                                                       2008           2007
                                                                    -----------    -----------
Operating activities:
    Net loss ....................................................   $(2,969,253)   $(6,372,835)
        Net loss from discontinued operations ...................     1,142,275      4,915,641
                                                                    -----------    -----------
        Net loss from continuing operations .....................    (1,826,978)    (1,457,194)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ...........................         1,587          1,964
        Loss on disposal of property and equipment ..............         3,194           --
        Stock based compensation expense ........................        28,619        265,280
        Acquired inprocess research and development expense .....          --        3,357,356
        Amortization of discount on notes payable and warrants ..       987,591        665,520
        Issuance of stock and warrants for services .............        15,119           --
        Beneficial conversion feature  stock issued for interest          2,320           --
            Prepaid expenses and other current assets ...........        15,998        (13,430)
            Prepaid commissions .................................        24,661        (56,783)
            Deposits and other assets ...........................         1,915       (103,230)
            Accounts payable and other accrued expenses .........       132,253       (124,346)
            Accrued interest payable ............................       175,307         62,395
                                                                    -----------    -----------
    Net operating cash flows - continuing operations ............      (438,414)     2,597,532
    Net operating cash flows - discontinued operations ..........      (826,935)    (4,857,663)
                                                                    -----------    -----------
    Net cash used in operating activities .......................    (1,265,349)    (2,260,131)
                                                                    -----------    -----------

Investing activities:
    Collection of notes receivable  related parties .............          --           16,564
    Purchase of property and equipment ..........................          --           (2,042)
                                                                    -----------    -----------
    Net investing cash flows - continuing operations ............          --           14,522
    Net investing cash flows - discontinued operations ..........        (1,534)       (91,425)
                                                                    -----------    -----------
    Net cash used in investing activities .......................        (1,534)       (76,903)
                                                                    -----------    -----------

Financing activities:
     Proceeds from exercise of stock options and warrants .......        11,500          9,125
     Proceeds from issuance of convertible notes payable ........     1,090,000      2,245,000
     Proceeds from issuance of convertible notes
        payable  related parties ................................       150,000        175,000
     Proceeds from issuance of notes payable  related parties ...          --          900,000
     Proceeds from conversion of units ..........................        20,060           --
     Repayment of notes payable .................................       (18,897)        20,755
     Repayment of notes payable  related parties ................       (25,000)       (16,023)
     Repayment of convertible notes payable  related parties ....      (100,000)      (300,000)
                                                                    -----------    -----------
Net cash provided by financing activities - continuing operations     1,127,663      3,033,857
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents ............      (139,220)       696,823

Cash and cash equivalents, beginning of period ..................       141,691        365,494
                                                                    -----------    -----------
Cash and cash equivalents, end of period ........................   $     2,471    $ 1,062,317
                                                                    ===========    ===========


             See accompanying notes to condensed consolidated financial statements.

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Oncologix Tech, Inc., a Nevada corporation, formerly BestNet Communications Corp., include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company," "Oncologix," "we," "us," or "our"). On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"). Until December 31, 2007, our principal activities were primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. On December 31, 2007, as described below, we ceased those operations due to a lack of funding.

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. We continue to seek additional funding but there is no assurance that any additional funding will be possible. Additional time is required to analyze the effect of these uncertainties results on our financial statements and our status as a continuing going concern.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

         We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. Because of the disposition of our Telephone Business, we were characterized as a development stage company and accordingly, the accompanying unaudited condensed consolidated financial statements provided financial information from the date we acquired JDA. On December 31, 2007, due to a lack of funding, we have suspended operations in our development stage medical device company. Due to the contemplated sale of the Oncosphere assets of the Company, the financial statements reflect the current business as discontinued operations. As such, the Company is no longer considered a development stage entity.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and have been restated to reflect discontinued operations. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2007, included in our Form 10-KSB for such fiscal year.

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

         Operating results for the three and nine month periods ended May 31, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year. The reclassifications have no effect on net income or loss. In addition, the Company is seeking to transfer its Oncosphere assets. This information is also presented as discontinued operations for all periods presented.

         Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Due to the net losses for the three and nine months ending May 31, 2008 and 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:




                                         Three Months Ended May 31,           Nine Months Ended May 31,
                                               2008 and 2007                      2008 and 2007
                                        ----------------------------        ----------------------------
                                           2008              2007              2008              2007
                                        ----------        ----------        ----------        ----------
                                        Underlying        Underlying        Underlying        Underlying
    Description                        Common Shares     Common Shares     Common Shares     Common Shares
                                        ----------        ----------        ----------        ----------
Convertible preferred stock .........      685,724           886,324           685,724           886,324
Convertible notes payable ...........         --           8,803,750        11,503,750         8,803,750
Options .............................         --             396,714             5,556           336,737
Warrants ............................         --              45,854              --              35,385
                                        ----------        ----------        ----------        ----------
Total potentially dilutive securities      685,724        10,132,642        12,195,030        10,062,196
                                        ==========        ==========        ==========        ==========


NOTE 2 - DISCONTINUED OPERATIONS

         Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone
Business and entered into discussions with a prospective purchaser. During
January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained the rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. The sale of the Telephone Business assets was for the book value of the property and equipment assets resulting in a loss of $79. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. Previously, our Telephone
Business was reported as a separate business segment. As of May 31, 2008, there were no net assets relating to discontinued operations. Operating results of our telephone business are summarized as follows:


                                         Three Months Ended       Nine Months Ended
                                       May 31, 2008 and 2007    May 31, 2008 and 2007
                                       ----------------------   ---------------------
                                         2008         2007        2008        2007
                                       ---------   ----------   ---------   ---------
Revenue ............................   $    --     $     --     $    --     $ 351,568
Cost of Revenue ....................        --           --          --       210,545
                                       ---------   ----------   ---------   ---------
   Gross margin ....................        --           --          --       141,023
Other operating expenses ...........        --           --          --       234,201
                                       ---------   ----------   ---------   ---------
   Loss from discontinued operations   $    --     $     --     $    --     $ (93,178)
                                       =========   ==========   =========   =========

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000. At this time, we cannot determine the fair value of the assets held for sale as these negotiations are still subject to change. Accordingly, we have not recorded any impairment of these assets at this time. Operating results of our Oncosphere business are summarized as follows:


                                                Three Months Ended             Nine Months Ended
                                              May 31, 2008 and 2007         May 31, 2008 and 2007
                                            --------------------------    --------------------------
                                               2008           2007           2008           2007
                                            -----------    -----------    -----------    -----------

Operating expenses:
    General and administrative ..........   $     1,716    $   122,413    $   128,206    $   389,529
    Research and development ............          --          428,412        971,648      4,419,073
    Depreciation and amortization .......         9,650          5,157         29,914         11,583
                                            -----------    -----------    -----------    -----------
    Total operating expenses ............        11,366        555,982      1,129,768      4,820,185
                                            -----------    -----------    -----------    -----------
    Loss from operations ................       (11,366)      (555,982)    (1,129,768)    (4,820,185)
                                            -----------    -----------    -----------    -----------

Other income (expense):
    Interest income .....................          --            3,578            270          7,549
    Interest and finance charges ........          --           (3,366)          --           (9,748)
    Loss on disposal of assets ..........          (659)          --          (13,890)          --
    Other income (expense) ..............          --             --            1,113           --
                                            -----------    -----------    -----------    -----------
    Total other income (expense) ........          (659)           212        (12,507)        (2,199)
                                            -----------    -----------    -----------    -----------
    Net loss from discontinued operations   $   (12,025)   $  (555,770)   $(1,142,275)   $(4,822,384)
                                            ===========    ===========    ===========    ===========

         Net assets related to discontinued operations of our Oncosphere assets are as follows:


                                                              May 31,     August 31,
                                                               2008         2007
                                                             ---------    ---------
Current assets of discontinued operations:
     Prepaid expenses and other current assets ...........   $      70    $ 104,952
                                                             ---------    ---------

         Total current assets of discontinued operations .          70      104,952
                                                             ---------    ---------

Long-term assets of discontinued operations:
     Property and equipment ..............................     151,272      193,541
     Deposits and other assets ...........................       2,262        6,450
     Investment in joint venture .........................      10,000       10,000
                                                             ---------    ---------

         Total long-term assets of discontinued operations     163,534      209,991
                                                             ---------    ---------

Total assets of discontinued operations ..................   $ 163,604    $ 314,943
                                                             =========    =========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses .........   $ 202,484    $  40,018
                                                             ---------    ---------

Total liabilities of discontinued operations .............   $ 202,484    $  40,018
                                                             =========    =========

Net assets of discontinued operations ....................   $ (38,880)   $ 274,925
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

UNITS:

         On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible
Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).
The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's
Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February
2005. Our Board of Directors again authorized the separation of the Units again in April 2008. Holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock. As of May 31, 2008 and August 31, 2007, there were 342,862 and 443,162 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 342,862 shares of Series A Preferred Stock and 1,028,586 shares of common stock.

SUBSCRIBED COMMON STOCK:

         As of May 31, 2008, we had 5,841,974 shares of subscribed stock that are issuable upon the conversion of $292,098 in principal and accrued interest.
As of August 31, 2007, 22,689 shares of subscribed stock were issuable for the payment of consulting services from June 11, 2007 until August 31, 2007, representing a consulting fee of $6,667.

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

WARRANTS:

         Details relative to the 5,899,159 and 2,439,077 outstanding warrants at May 31, 2008 and August 31, 2007, respectively are as follows:


                               Date of                           Number         Exercise          Expiration
                                Grant                          of Shares          Price              Date
              -------------------------------------------   -----------------  ------------  ----------------------
              First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007
              Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008
              Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007
              Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007
              Third quarter of fiscal 2004                            40,000          0.27          April 15, 2014
              Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009
              Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008
                                                            -----------------
              Outstanding, August 31, 2006                         1,480,751

              Second quarter of fiscal 2007                         (100,000)         0.32         January 8, 2007
              Second quarter of fiscal 2007                        2,158,326          0.50        December 4, 2008
              Third quarter of fiscal 2007                        (1,100,000)         0.50          April 23, 2007
                                                            -----------------
              Outstanding, August 31, 2007                         2,439,077

              First quarter of fiscal 2008                           (25,000)         2.90        October 17, 2007
              First quarter of fiscal 2008                         3,633,332          0.50      September 17, 2009
              Second quarter of fiscal 2008                           (5,750)         1.19        January 30, 2008
              Second quarter of fiscal 2008                           57,500          0.40        December 3, 2009
              Third quarter of fiscal 2008                          (200,000)         0.35          March 13, 2008
                                                            -----------------
              Outstanding, May 31, 2008                            5,899,159
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

         During the three and nine-month periods ended May 31, 2008, we granted zero and 135,000 options from the stock incentive plans described above, respectively. During the three and nine-month periods ended May 31, 2007, we granted 525,000 and 675,000 options from the stock incentive plans described above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

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

         During the three and nine-month periods ended May 31, 2008, zero and 50,000 employee options were exercised, respectively, 365,832 and 1,065,000 options were forfeited, respectively and 8,333 and 8,333 options expired, respectively. During the three and nine-month periods ended May 31, 2007, 20,000 and 52,000 employee options were exercised, respectively, zero and 250,000 options were forfeited, respectively, and 33,334 options expired. As of May 31, 2008, $12,184 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.52 years. Additional information relative to our employee options outstanding at May 31, 2008 is summarized as follows (unaudited):

                                                                  Options         Options
                                                                Outstanding     Exercisable
                                                               -------------   -------------

         Number of options .................................       4,468,526       4,111,858
         Aggregate intrinsic value of options ..............   $        --     $        --
         Weighted average remaining contractual term (years)            3.51            3.31
         Weighted average exercise price ...................   $        0.69   $        0.71


         The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2008.




NOTE 4 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

         Convertible notes payable consist of the following as of May 31, 2008 and August 31, 2007:


                                                                          May 31,      August 31,
                                                                           2008          2007
                                                                       -----------    -----------
8.0% convertible note due December 4, 2008, ........................   $   350,000    $   350,000

10.0% convertible note due June 30, 2008, ..........................        50,000        150,000

8.0% convertible notes due December 4, 2008, net of a discount of $0
     and $349,857 as of May 31, 2008 and August 31, 2007 ...........       650,000        350,143

6.0% convertible notes due December 4, 2008, net of a discount of
     $246,055 and $606,585 as of May 31, 2008 and August 31, 2007 ..     1,048,945        688,415

6.0% convertible notes due September 17, 2009, net of a discount of
     $346,456 and $0 as of May 31, 2008 and August 31, 2007 ........       743,544           --
                                                                       -----------    -----------
Total unsecured convertible notes payable ..........................     2,842,489      1,538,558
Less:  Current portion .............................................    (2,098,945)      (850,143)
                                                                       -----------    -----------
Longterm portion ...................................................   $   743,544    $   688,415
                                                                       ===========    ===========

         On March 13, 2006, we issued to an accredited investor; a convertible subordinated promissory note in the principal amount of $350,000, originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007 and subsequently extended until January
15, 2008. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25.
Accordingly, the Company recognized a beneficial conversion feature of $22,222.
On September 4, 2007, as an incentive to extend the note to January 15, 2008, the Company lowered the conversion rate of the note to $0.20 per common share from $1.00. Accordingly, the Company recognized a beneficial conversion feature of $87,500. During the first nine months of fiscal 2008, we expensed $87,500 as interest and finance charges, as a result of amortization of the note discounts.
During May 2008, the investor entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 11, 2008, the investor elected to convert $380,301 in principal and accrued interest into 7,606,027 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion.

         During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the aggregate amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $193,750 relative to these notes.
During the second quarter of fiscal 2007, holders of notes in the aggregate principal of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock which were issued in June 2007. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 agreed to extend the due date of their respective notes until September 15, 2007. These notes were further extended until December
31, 2007. During December 2007, the holder of a $50,000 note extended the note to June 30, 2008. During December 2007, the holder of the remaining $100,000 note elected to convert that principal, plus accrued interest of $11,808 into 559,041 shares of common stock. During May 2008, the remaining $50,000 investor entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 12, 2008, the investor elected to convert $58,164 in principal and accrued interest into 1,163,288 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion.

         During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first nine months of fiscal 2008, $124,232 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first nine months of fiscal 2008, $142,241 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first nine months of fiscal 2008, $94,057 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.

         During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During the first nine months of fiscal 2008, $254,696 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature. During May 2008, the investors entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, holders of two $25,000 notes elected to convert $54,126 in principal and accrued interest into 1,082,522 shares of common stock at an exercise price of $0.05 per share. These shares are currently held in subscribed stock as of May 31, 2008 and were issued during June 2008. During June 2008, the three investors holding $450,000 in notes elected to convert $499,479 in principal and accrued interest into 9,989,589 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extensions or conversions. Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008.

         During September through November 2007, we issued twenty-seven Convertible Promissory Notes in an aggregate principal amount of $1,090,000. These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory
Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During the first nine months of fiscal 2008, $152,174 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.



CONVERTIBLE RELATED PARTY NOTES PAYABLE:

                                                                 May 31,  August 31,
                                                                  2008       2007
                                                                --------   --------
10.0% convertible note due December 4, 2008 .................   $ 80,450   $ 80,450

10.0% convertible notes due December 4, 2008 ................       --      200,000

12.0% convertible note due December 4, 2008 .................     50,000       --

10.0% convertible note due December 4, 2008 (1)..............    175,000    200,000

8.0% convertible note due December 4, 2008 (1)...............    400,000    400,000
                                                                --------   --------

Outstanding unsecured related party convertible notes payable   $705,450   $880,450
                                                                ========   ========
(1)  As of August 31, 2007, these notes were Non-convertible.


         On March 23, 2005, we issued to Anthony Silverman, a former member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31,
2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. During May 2008, Mr.
Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share;
provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 9, 2008, the investor elected to convert
$81,700 in principal and interest into 1,634,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion. Mr. Silverman elected to extend
$2,299 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

         On July 7, 2006, we issued to Mr. Silverman another Convertible
Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. The Company subsequently recorded a beneficial conversion feature of $66,667 in conjunction with the private placement issued on December 4, 2006. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until January 14, 2008. During fiscal 2007, we expensed $66,667 as interest and finance charges as a result of amortizing the beneficial conversion feature.
During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, the investor elected to convert $237,973 in principal and interest into 4,759,452 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion.

         On December 15, 2006. we issued to Mr. Silverman a 16-day promissory note, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and then further extended until December 15, 2007.
In connection with a $25,000 principal payment on November 30, 2007, Mr.
Silverman agreed to extend the balance of the note to January 14, 2008. During
May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. At the time the promissory note was extended in May 2008, the Company did not recognize any beneficial conversion feature on the reclassification of this promissory note to a convertible promissory note. On June 9, 2008, the investor elected to convert $175,000 in principal into 3,500,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion. Mr. Silverman elected to extend $28,383 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

         On April 13, 2007. we issued to Mr. Silverman a 45-day promissory note for bridge financing in the amount of $400,000. This note accrued interest at a rate of 8% per annum and was due in full, including accrued interest on May 28,

                                       14

2007. This note has been extended until July 31, 2007 and then further extended until December 15, 2007. On November 30, 2007, Mr. Silverman agreed to extend the note to January 14, 2008. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. At the time the note was extended, during May 2008, the Company did not recognize any beneficial conversion feature on the reclassification of this promissory note to a convertible promissory note. On June 9, 2008, the investor elected to convert $400,000 in principal into 8,000,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion. Mr. Silverman elected to extend $33,140 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

         On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company's Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000. This note bears interest at a rate of 12% and is payable monthly. The principal is due in full on December 15, 2007. On November 30, 2007, the Company repaid $100,000 of the principal. In connection with this repayment, Mr. Schloz agreed to extend the remaining principal until January 14, 2008. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share. During May 2008, Mr. Schloz entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 9, 2008, the investor elected to convert $50,000 in principal into 1,000,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion. Mr. Schloz elected to extend $2,712 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

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

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

RESEARCH AND DEVELOPMENT AGREEMENTS:

         On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere, our proposed radioactive microsphere product, for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities, radiation handling licenses, and personnel with experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase has been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. We expect to continue our relationship with IUT, at a minimum, through the Clinical Approval Phase with assistance in providing adequate supplies of radiolabeled Oncospheres to support pre-clinical testing and human clinical trials. IUT has the necessary facilities, expertise and regulatory licensing to support this supply requirement. As of the date of this report, we agreed to extend this contract at the same rate through the end of our fiscal year, August 31, 2007 and it subsequently ended October 31, 2007. Effective November 1, 2007, Oncologix entered into a revised agreement with IUT to provide continued support on the development, manufacturing and testing services in connection with the pre-clinical testing phase of the Oncosphere System. The contract is for a six-month period at a contract price of ninety-six thousand Euros, or approximately $145,000. IUT will provide additional facilities, materials and personnel support to Oncologix in order to complete the pre-clinical testing requirements associated with the Oncosphere System. The Company had formally cancelled this contract in January 2008 due to a suspension of operations.

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

CONSULTING CONTRACT

         In March 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had a consulting contract for the months of January and February 2008 where he was paid $15,000 for his duties. During the nine months ended May 31, 2008, Mr. Kramarz has invoiced the company for $26,900.

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

NOTE 7 -- RELATED PARTY TRANSACTIONS

         In connection with the $1,090,000 in financing raised from September through November 2007, the Company paid Anthony Silverman, a former member of our Board of Directors, a finders' fee totaling $66,000.

         During May and June 2008, the Company issued 4,759,452 and 13,134,000 shares of common stock, respectively, to Anthony Silverman, a former Director of the Company in connection with the conversion of four convertible promissory notes. During June 2008, the Company issued 1,000,000 shares of common stock to Stanley Schloz, a former Director of the Company in connection with the conversion of a convertible promissory note. Please see Note 4 - Notes Payable for a more complete description of these transactions.

NOTE 8 - PENDING ACCOUNTING PRONOUNCEMENTS

         In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163 ("SFAS 163") "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" which changes the current practice in accounting for financial guarantee insurance contracts that result from applying this Statement relate to recognition and measurement of premium revenue and claim liabilities and to disclosures. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Disclosure requirements in paragraphs 30(g) and 31 are effective for the first period, including interim periods, beginning after May 23, 2008. We do not expect the adoption of SFAS No. 163 to have a material effect on our financial condition or results of operations.

         In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 ("SFAS 162") "The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC's approval of the PCAOB amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

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

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. We continue to seek additional funding but there is no assurance that any additional funding will be possible. Additional time is required to analyze the effect of these uncertainties results on our financial statements and our status as a continuing going concern.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

NOTE 10 -- SUBSEQUENT EVENTS

         During May 2008, the Company began a program to extend the due dates of its outstanding promissory notes due on or before that date. The aggregate principal amount of those notes was $2,005,450. This program was completed on June 2, 2008. The holders of all of the notes entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. During June 2008, holders' who elected to extend their notes, elected to convert $1,555,450 in principal plus $89,195 in accrued interest into 32,892,904 shares of common stock at $0.05 per share. During May 2008, Holders' of these notes elected to convert $250,000 in principal plus $42,099 in accrued interest into 5,841,974 shares of common stock at $0.05 per share. Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008. Please see
Note 4 - Notes Payable for a more in depth discussion of these transactions.

         On June 27, 2008, Holders of 47,000 Units contributed $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock.

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser. This information is being presented as discontinued operations for all periods shown.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

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

         Our present business is to continue to be engaged seeking various solutions, such as obtaining sufficient financing, to enable us to revive our operations, the sale of our proprietary technology or the formation of joint venture or other arrangement with another party whereby the effort to develop and obtain government approval of the Oncosphere product may continue.

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser. This information is being presented as discontinued operations for all periods shown.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

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

         Reserves related to pending or threatening litigation. We previously had a dispute with Softalk, which is more fully described in the notes to our Consolidated Financial Statements for the fiscal year ended August 31, 2007. This dispute had been dormant and accordingly, we did not recognize a liability for this dispute in fiscal 2006 or fiscal 2007. This matter was resolved pursuant to a Settlement Agreement and Mutual Release dated June 20, 2007 whereunder Softalk paid the Company $10,000 and each party released the other from all prior contractual agreements, made between the parties and agreed to a full settlement and discharge and mutual release of all existing and potential claims.

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

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser. This information is being presented as discontinued operations for all periods shown.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

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

          We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser. This information is being presented as discontinued operations for all periods shown.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

         We will need approximately $1,000,000 to fund operations for the next twelve months, without regard to repaying any short-term convertible or non-convertible notes payable. That amount, if we succeed in raising it, will allow us to complete the sale of the Oncologix assets to IUT and to search for additional technology to put into the Company.

Summary of any product research and development that we will perform for the term of our plan of operation.

          Our medical device business was in the development stage. It is now presented as discontinued operations for all periods presented. Our activities consisted of conducting the studies and tests necessary to obtain data in support of an application to the FDA for authorization (an "IDE") to conduct feasibility clinical study of the Oncosphere. To do so, we must first conduct a number of engineering and animal clinical studies and evaluations to collect information to support our IDE application to the FDA. This effort is now expected to take approximately 12 months. We expect anything further to be carried out by another party in which we may have an interest.

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

         Pre-Clinical Testing. At the time we suspended operations on December 31, 2007, we were engaged in this phase, in which animal experimentation is conducted to generate test results to verify the design against its "product
(user) requirements" and to identify the hazards of its use in a risk analysis. This testing is required by the FDA standards and European Standards governing the initiation of a clinical trial for medical devices and is a necessary part of good engineering development and safety. These results must be included in the submission to the FDA requesting IDE approval. The trial design and final specifications are planned to be based on discussions with and preliminary advice from the FDA.

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

         If we are able to sell our Oncosphere assets, we would not anticipate the purchase of any plant or significant equipment, as such items are not required by us at this time. We would continue to use contracted laboratory and manufacturing facilities through the remainder of the pre-clinical testing phase.

Significant changes in the number of employees.

         At the end of the fiscal quarter, we currently did not employ any employees. All current work is being performed by consultants.

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2008 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2007

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

         General and administrative expense decreased to $153,573 during the three-month period ended May 31, 2008, from $269,950, a decrease of 43% or $116,377 from the comparable period in fiscal 2007. Cash based compensation expense increased to $67,547 during the three-month period ended May 31, 2008, from $39,805 during the comparable period in fiscal 2007. This increase was due to Board of Directors approving a salary accrual for our new CEO. Stock based compensation expense decreased to $17,337 during the three-month period ended May 31, 2008, from $42,248 during the comparable period in fiscal 2007. This decrease was a result to canceling option agreements due to the termination of employees and resignation of directors. Travel and entertainment expense decreased to $1,373 during the three-month period ended May 31, 2008, from $7,872 during the comparable period in fiscal 2007. This decrease was due primarily to the suspension of operations as of December 31, 2007. Legal and accounting expense decreased to $39,829 during the three-month period ended May 31, 2008, from $71,587 during the comparable period in fiscal 2007 due primarily to reduced legal and accounting services as a result of the suspension of operations as of December 31, 2007. Press Release and board meeting expense decreased to $470 during the three-month period ended May 31, 2008, from $52,627 during the comparable period in fiscal 2007 due primarily to the suspension of operations on December 31, 2007 and holding telephonic board meetings to save on travel expenses. Miscellaneous expenses decreased to $1,931 during the three-month period ended May 31, 2008, from $7,956 during the comparable period in fiscal 2007 as a result of suspending operations on December 31, 2007. Rent expense decreased to $0 during the three-month period ended May 31, 2008, from $5,048 during the comparable period in fiscal 2007 as a result of suspending operations as of December 31, 2007. Marketing/consulting expense decreased to $0 during the three-month period ended May 31, 2008, from $19,684 during the comparable period in fiscal 2007 as a result of suspending operations as of December 31, 2007.

         General and administrative expense decreased to $456,845 during the nine-month period ended May 31, 2008, from $606,566, a decrease of 25% or $149,721 from the comparable period in fiscal 2007. Cash based compensation expense increased to $125,228 during the nine-month period ended May 31, 2008, from $93,605 during the comparable period in fiscal 2007. This increase was due to Board of Directors approving a salary accrual for our new CEO. Stock based compensation expense decreased to a $14,683 during the nine-month period ended May 31, 2008, from $127,412 during the comparable period in fiscal 2007. This decrease was a result to canceling option agreements due to the termination of employees and resignation of directors due to the suspension of operations. Travel and entertainment expense decreased to $2,579 during the nine-month period ended May 31, 2008, from $12,149 during the comparable period in fiscal 2007. This decrease was due primarily to the suspension of operations as of December 31, 2007. Legal and accounting expense increased to $190,358 during the nine-month period ended May 31, 2008, from $176,070 during the comparable period in fiscal 2007 due primarily to additional legal and accounting services associated with the disposal of our Medical Device Business during fiscal 2008. Press Release and board meeting expense increased to $7,184 during the nine-month period ended May 31, 2008, from $63,540 during the comparable period in fiscal 2007 due primarily to the suspension of operations on December 31, 2007 and holding telephonic board meetings to save on travel expenses. Marketing/consulting decreased to $24,369 during the nine-month period ended May 31, 2008, from $52,190 during the comparable period in fiscal 2007 due primarily to the suspension of operations on December 31, 2007. Outside services increased to $35,125 during the nine-month period ended May31, 2008, from $21,076 during the comparable perdion in fiscal 2007 due primarily of the hiring of consultants after suspending operations as of December 31, 2007.


Depreciation and Amortization

         Depreciation and amortization decreased to $473 during the three-month period ended May 31, 2008, from $692 in the comparable period in fiscal 2007. The decrease in depreciation and amortization from fiscal 2007 to fiscal 2008 was the result of assets becoming fully depreciated during fiscal 2008.

         Depreciation and amortization increased to $1,587 during the nine-month period ended May 31, 2008, from $1,964 in the comparable period in fiscal 2007. The decrease in depreciation and amortization from fiscal 2007 to fiscal 2008 was the result of assets becoming fully depreciated during fiscal 2008.

Interest Income

         Consolidated interest income decreased to $1 during the three-month period ended May 31, 2008, from $296, a decrease of $295, or 100%, from the comparable period in fiscal 2007. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

         Consolidated interest income decreased to $331 during the nine-month period ended May 31, 2008, from $453, a decrease of $7,401, or 27%, from the comparable period in fiscal 2007. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.



Interest and Finance Charges

         Consolidated interest and finance charges increased to $409,936 for the three-month period ended May 31, 2008, from $253,928, a increase of 61% or $156,008 for the comparable period in fiscal 2007. The increase is primarily attributable to higher amortization of note payable discounts as a result of financings.

         Consolidated interest and finance charges increased to $1,364,240 for the nine-month period ended May 31, 2008, from $849,474, an increase of 61% or $514,766 for the comparable period in fiscal 2007. The increase is primarily attributable to the issuance of new convertible debt after the second quarter of fiscal 2007, and the amortization of those note payable discounts.

         A summary of interest and finance charges is as follows:


                                                  Three Months Ended         Nine Months Ended
                                                 May 31, 2008 and 2007     May 31, 2008 and 2007
                                                -----------------------   -----------------------
                                                      2008         2007         2008         2007
                                                ----------   ----------   ----------   ----------

Interest expense on nonconvertible notes ....   $     --     $    9,491   $      482   $   22,071
Interest expense on convertible notes payable       79,407       41,497      233,045      101,343
Amortization of note payable discounts ......      283,460      170,946      989,910      664,073
Other interest and finance charges ..........       47,069       31,994      140,803       61,987
                                                ----------   ----------   ----------   ----------
Total interest and finance charges ..........   $  409,936   $  253,928   $1,364,240   $  849,474
                                                ==========   ==========   ==========   ==========

Discontinued Operations

         Loss from discontinued operations for our telephone business was nil during the three-month period ended May 31, 2008 and the comparable period in fiscal 2007. These recurring losses were the reason behind the disposal of the telephone business segment in the second quarter of fiscal 2007.

         Loss from discontinued operations for our telephone business decreased to nil during the nine-month period ended May 31, 2008, compared to $93,178, a decrease in excess of 100% or $93,178 from the comparable period in fiscal 2007.
These recurring losses were the reason behind the disposal of the telephone business segment in the second quarter of fiscal 2007.

         Operating results of our telephone business are summarized as follows:


                                                  Three Months Ended       Nine Months Ended
                                                 May 31, 2008 and 2007   May 31, 2008 and 2007
                                                 ---------------------   --------------------
                                                    2008        2007        2008       2007
                                                 ---------   ---------   ---------  ---------

Revenue .....................................    $   --      $    --     $    --    $ 351,568
Cost of Revenue .............................        --           --          --      210,545
                                                 ---------   ---------   ---------   ---------
    Gross margin ............................        --           --          --      141,023
 Other operating expenses ...................        --           --          --      234,201
                                                 ---------   ---------   ---------   ---------

   Loss from discontinued operations ........    $   --      $    --     $    --     $ (93,178)
                                                 =========   =========   =========   =========

                                               29


         Loss from discontinued operations for our medical device business decreased to $12,025 for the three-month period ended May 31, 2008, from $555,770 during the comparable period during fiscal 2007 The decreased was a result of suspending operations on December 31, 2007.

          Loss from discontinued operations for our medical device business decreased to $1,142,275 for the nine-month period ended May 31, 2008, from $4,822,384 during the comparable period during fiscal 2007 The decreased was a result of suspending operations on December 31, 2007.


                                                         Three Months Ended            Nine Months Ended
                                                        May 31, 2008 and 2007        May 31, 2008 and 2007
                                                    --------------------------    --------------------------
                                                       2008           2007           2008           2007
                                                    -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative ..................   $     1,716    $   122,413    $   128,206    $   389,529
    Research and development ....................       428,412        971,648      4,419,073
    Depreciation and amortization ...............         9,650          5,157         29,914         11,583
                                                    -----------    -----------    -----------    -----------
    Total operating expenses ....................        11,366        555,982      1,129,768      4,820,185
                                                    -----------    -----------    -----------    -----------
    Loss from operations ........................       (11,366)      (555,982)    (1,129,768)    (4,820,185)
                                                    -----------    -----------    -----------    -----------

Other income (expense):
    Interest income .............................          --            3,578            270          7,549
    Interest and finance charges ................          --           (3,366)          --           (9,748)
    Loss on disposal of assets ..................          (659)          --          (13,890)          --
    Other income (expense) ......................          --             --            1,113           --
                                                    -----------    -----------    -----------    -----------
    Total other income (expense) ................          (659)           212        (12,507)        (2,199)
                                                    -----------    -----------    -----------    -----------
    Net loss from discontinued operations.......$       (12,025)   $  (555,770)   $(1,142,275)   $(4,822,384)
                                                    ===========    ===========    ===========    ===========

         Research and development expense decreased to $0 during the three-month period ended May 31, 2008, from $428,412, an decrease of $428,412 or 100% from the comparable period in fiscal 2007 due primarily to the suspension of operations on December 31, 2007. Research and development expense relates to our Medical Device Business, which was acquired during July 2006. The decrease in research and development expense was due primarily to the expensing of the 7,460,790 shares issued on conjunction with the completion of the "Development
Stage" in the Second quarter of fiscal 2007. These expenses are shown as part of the discontinued operations of our Oncosphere business.

         Research and development expense decreased to $971,648 during the nine-month period ended May 31, 2008, from $4,419,073, an decrease of $3,447,425 or 78% from the comparable period in fiscal 2007 due primarily to the suspension of operations on December 31, 2007. Research and development expense relates to our Medical Device Business, which was acquired during July 2006. The decrease in research and development expense was due primarily to the expensing of the 7,460,790 shares issued on conjunction with the completion of the "Development
Stage" in the Second quarter of fiscal 2007. These expenses are shown as part of the discontinued operations of our Oncosphere business.

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

                                       30

Pending Accounting Pronouncements

         In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163 ("SFAS 163") "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" which changes the current practice in accounting for financial guarantee insurance contracts that result from applying this Statement relate to recognition and measurement of premium revenue and claim liabilities and to disclosures. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Disclosure requirements in paragraphs 30(g) and 31 are effective for the first period, including interim periods, beginning after May 23, 2008. We do not expect the adoption of SFAS No. 163 to have a material effect on our financial condition or results of operations.

         In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162 ("SFAS 162") "The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC's approval of the PCAOB amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

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

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser. This information is being presented as discontinued operations for all periods shown.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.

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

         On July 26, 2006, we acquired the assets of a development stage medical device company and until December 31, 2007, were in the process of continuing product development and obtaining government approval for the use of our medical device. This change in business line will require substantial additional funding to support the development and approval of this new device. We were unable to raise sufficient funds and therefore had to cease development operations on December 31, 2007.

         On May 31, 2008, we had cash and cash equivalents of $2,471. The Company is currently in the development stage and does not expect to generate income from its planned medical device product. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain former members of our Board of Directors.

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

         We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company. We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents. Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser. This information is being presented as discontinued operations for all periods shown.

         Subject to those consents, the Agreement provides that Oncologix will sell to IUT (through a new company to be established by IUT for the development and commercialization of medical products based on radiation) all assets related to the Oncosphere. An assignment of Oncologix's technology license from the University of Maryland will be included in those assets. IUT will assume and pay all of the Oncosphere-related liabilities of Oncologix. Oncologix will own 20% of the new company and will be entitled to a 3% royalty on all net sales of that company. IUT will provide the initial financing for the new company as well as the necessary testing and manufacturing facilities, licenses for engaging in radiation activities and overall management and administrative functions. It is contemplated that IUT will afford the new company favorable prices and terms for its purchases of microspheres from IUT. Oncologix is also expected to receive a cash payment of $50,000 at closing. In addition, IUT will assume liabilities of Oncologix Corporation in the approximate amount of $200,000.



         Below is a summary listing for the next 12 months, as of May 31, 2008, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

                                                             Accrued
        Due Date      Interest Rate         Amount          Interest***      Total Owed   Convertible/Non-Convertible
        --------      -------------         ------          -----------      ----------   ---------------------------

      12/04/2008(1)     10.00%              175,000            28,384           203,384   Convertible at $0.15 per share
      12/04/2008(1)     10.00%               80,450             3,549            83,999   Convertible at $0.12 per share
      12/04/2008(1)     8.00%               400,000            33,139           433,139   Convertible at $0.15 per share
      12/04/2008(2)     12.00%               50,000             2,712            52,712   Convertible at $0.15 per share
      12/04/2008(3)     8.00%               350,000            30,301           380,301   Convertible at $0.15 per share
      12/04/2008(4)     8.00%               650,000            58,762           708,762   Convertible at $0.15 per share
       6/30/2008(3)     10.00%               50,000             8,164            58,164   Convertible at $0.20 per share
      09/17/2008(5)     6.00%                     -            58,114            58,114   Convertible at $0.30 per share
         12/4/2008      6.00%             1,295,000            77,914         1,372,914   Convertible at $0.30 per share
                                    ----------------  ----------------  ----------------

                                        $ 3,050,450         $ 301,039       $ 3,351,489
                                    ================  ================  ================

(1) Debt held by Anthony Silverman, a former member of our Board of Directors, converted principal in June 2008
(2) Debt held by Stanley Schloz, a former member of our Board of Directors, converted principal in June 2008
(3) Converted principal and interest in June 2008
(4) Holders of $450,000 in principal converted principal and interest in June 2008
(5) Represents annual interest payment due
***  Interest calculated to maturity or conversion


         On June 2, 2008, the Company completed a program, which it began in May
2008, to extend the due dates of its outstanding promissory notes due on or before that date. The aggregate principal amount of those notes was $2,005,450.
The holders of all of the notes entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before
June 16, 2008 would be at a price of $0.05 per share. As a result of note conversions during June 2008, below is a summary listing for the next 12 months as of July 11, 2008 of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.
                                                            Accrued
         Due Date    Interest Rate        Amount           Interest***      Total Owed    Convertible/Non-Convertible
         --------    -------------        ------           -----------      ----------    ---------------------------

      12/04/2008(1)     10.00%               63,822             3,112            66,934   Convertible at $0.15 per share
      12/04/2008(2)     12.00%                2,712               155             2,867   Convertible at $0.15 per share
         12/4/2008      8.00%               200,000            14,258           214,258   Convertible at $0.15 per share
      09/17/2008(3)     6.00%                     -            58,114            58,114   Convertible at $0.30 per share
         12/4/2008      6.00%             1,295,000            77,914         1,372,914   Convertible at $0.30 per share
                                    ----------------  ----------------  ----------------

                                        $ 1,561,534         $ 153,553       $ 1,715,087
                                    ================  ================  ================

(1) Debt held by Anthony Silverman, a former member of our Board of Directors, converted principal in June 2008
(2) Debt held by Stanley Schloz, a former member of our Board of Directors, converted principal in June 2008
(3) Represents annual interest payment due
***  Interest calculated to maturity

                                                           34

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2008, pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15 (e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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


Dated: July 22, 2008                        ONCOLOGIX TECH, INC.


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