Form 10-K
period 2008-08-31
Oncologix Tech Inc.
filed 2009-11-05
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended August 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. - Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [ ]                    Accelerated Filer         [ ]

Non-accelerated Filer   [ ]                    Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of September 8, 2009 was approximately $4,001,110 based on closing stock price of the registrant's common stock.

The number of shares of Common Stock outstanding as of September 8, 2009 was 155,900,625.

                       Documents Incorporated By Reference

                                      None

================================================================================

                                TABLE OF CONTENTS

                                     PART I


Item 1        Description of Business.....................................     2
Item 1A       Risk Factors................................................     5
Item 1B       Unresolved Staff Comments...................................     8
Item 2        Properties..................................................     8
Item 3        Legal Proceedings...........................................     8
Item 4        Submission of Matters to a vote of Security Holders.........     8


                               PART II



Item 5        Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...........     9
Item 6        Selected Financial Data.....................................    12
Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    12
Item 7A       Quantitative and Qualitative Disclosures About Market Risk..    18
Item 8        Financial Statements and Supplementary Data.................    18
Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    19
Item 9A(T)    Controls and Prodecures.....................................    19
Item 9B       Other Information...........................................    20


                              PART III


Item 10       Directors, Executive Officers and Corporate Governance......    21
Item 11       Executive Compensation......................................    23
Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................    27
Item 13       Certain Relationships and Related Transactions, and
              Director Independence.......................................    28
Item 14       Principal Accountant Fees and Services......................    29


                               PART IV


Item 15       Exhibits, Financial Statement Schedules.....................    30
              SIGNATURES..................................................    33

                                IMPORTANT NOTICE

          This Report was required to be filed on December 14, 2008. We were unable to meet that requirement because we lacked funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Annual Report on Form 10K and the preparation and filing of delinquent Quarterly Reports on Form 10Q for each of the three fiscal quarters following the end of our 2008 fiscal year.

FORWARD LOOKING STATEMENTS

          This Current Report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

          Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of
1934) to reflect subsequent events or circumstances.

          These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances, whether as the result of new information, future events or otherwise.

          Throughout this report, unless otherwise indicated by the context, references herein to the "Company", "Oncologix", "we", our" or "us" means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors.


                                     PART I


ITEM 1. BUSINESS

OVERVIEW

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

          We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix

Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818. At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the "Oncosphere" (or "Oncosphere System"), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we had to suspend these activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

          Our new mailing address is P.O. Box 8832, Grand Rapids, MI 49518-8832, telephone (616) 977-9933.

          During May 2008, we determined to dispose of most of the assets of the
Oncosphere  project.   This  information  is  being  presented  as  discontinued
operations for all periods shown.

                                SUBSEQUENT EVENTS

          The material events described below occurred after the end of our 2008 fiscal year.

          In February 2009, we entered into a Technology Agreement with Institut fur Umwelttechnologien GmbH, a German Company ("IUT") whereunder the parties have agreed that:

               (a) The Company has granted an exclusive license to a new IUT subsidiary, called "IUTM", to develop and manufacture products based on the Company's proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland - Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.
               (b) The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.
               (c) In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company's indebtedness.
               (d) The Company's marketing rights have been transferred to its subsidiary, Oncologix Corporation and has issued IUTM 10% of the equity ownership of that subsidiary.

          In addition, on April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland - Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement.

          We have been advised that the group of German companies of which IUTM is a part ("Group") is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. We have begun discussions with the Group to determine our future business and financial relationships and plans, including the possibility of developing and commercializing other radiation-based medical products. Our plan is then to seek financing for the implementation of those plans. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.

          By letter dated August 12, 2009, the Securities and Exchange Commission ("SEC") notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company's securities. As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings. However, there is no assurance of that outcome. Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them. In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law. This process was completed as shown by the auditor's report on the Financial Statements included in this Annual Report.

MICROSPHERE PRODUCT

          The following terms which are used throughout this Report have the following meanings:

          "Brachytherapy" refers to the process of placing therapeutic radiation sources in or near diseased tissue.

          "FDA" refers to the United States Food and Drug Administration.

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


The Microsphere Product

          The product being developed by the Group (defined above) is a microsphere intended for use as a means of micro-arterial brachytherapy in the treatment of soft tissue cancer tumors in the liver. Soft tissue tumors are connected to the blood supply and this kind of therapy is administered through the patient's blood supply system.

          Soft tissue tumors are among the most difficult forms of cancer to treat. If not cured by initial therapy, these tumors eventually become unresponsive to chemotherapy and spread (metastasize) throughout the body. While there has been some progress in recent years in treating these cancers with surgery and chemotherapy, the five-year survival rates remain less than five percent. There is a strong demand from patients and physicians confronting this type of cancer for effective, easy-to-use therapies with acceptable side effects. We believe that if and when it is fully developed and approved for use the IUTM product will provide such a therapy if developed.

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

          We believe that if and when the development of the IUTM product has been completed and it is approved by the FDA and used in the treatment of patients, it will have significant competitive advantages over microspheres now in the market.


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

          If our discussions with the Group and subsequent financing are successful, our business is expected to involve the importing, exporting, design, manufacture, distribution, use and storage of beta- and gamma-emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as "Agreement States." In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially in the U.S., we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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

COMPETITION

          We are aware of several companies that have developed competing products to address soft tissue cancers: DS Nordion a Canadian company whose microsphere product is named "Therasphere"; Sirtex, an Australian company with approximately $11,000,000 in assets, whose microsphere product is named "SIR-Spheres"; and pSivida, a British company.

          We believe that other companies are capable of developing technology that could, if embodied in a suitable product, compete with the IUTM product. We also believe that one of those companies may have developed specifications for such a product but that its plans for further development are now dormant. As with any technology-based product, there is a risk that other, more advanced, products will appear on the market.

INTELLECTUAL PROPERTY PROTECTION

          We have been advised by IUTM that it intends to rely on patent laws, software security measures, license agreements and nondisclosure agreements to protect its products. No patent has yet been granted and there is no assurance that any will be granted or that any part of the technology will be patentable. Even if granted however, any patent may be limited in scope and patents issued to others, or technologies owned by them, may result in competitive products that do not infringe any patent and that may employ software for dose calculation without infringing any patent that may be granted for the Oncosphere technology.

EMPLOYEES


          We currently have two part time employees: our Chief Financial Officer, who is located in Michigan and our Chief Executive Officer who is located in Arizona. We do not anticipate hiring additional employees until we begin the marketing efforts referred to above.


ITEM 1A. RISK FACTORS

          Anyone considering an investment in our company should read this report carefully, noting the descriptions of the various risks and uncertainties involved in our business, including but not limited to the following:

          Need for Additional Capital. We will need additional funds to continue our corporate existence and maintain our basic functions. We will need substantial funds to finance our marketing activities if and when they commence. Since our inception we have been dependent on obtaining operating capital from private investors, including one present and one former Director. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, the ownership interests of existing shareholders may be diluted. Our failure to generate adequate funds would severely harm our business. See "MANAGEMENT'S DISCUSSION AND ANALYSIS" below in this Report.

          Reliance on Anthony Silverman's Financial Assistance. Since October 22, 2003, we have relied substantially on the advice and assistance of Mr. Anthony Silverman, who became CEO and President on April 3, 2009, in structuring our financing, identifying sources of funding and acting as such a source himself. Mr. Silverman and his affiliates own 22,530,302 shares] of our common stock (approximately 14.49% of the voting stock). Although we believe that Mr. Silverman presently intends to continue rendering such assistance, there is no assurance that this assistance will continue as before.

          Delinquent SEC Filings. By letter dated August 12, 2009, the Securities and Exchange Commission ("SEC") notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company's securities. As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings. However, there is no assurance of that outcome. Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them. In June, 2009, we began an effort to achieve compliance with all reporting requirements and those efforts were completed with the filing of this Report.


          Short Term Indebtedness. The following table summarizes our required current outstanding debt as of August 31, 2008, including our short-term notes payable, short-term convertible notes payable, long-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.


                                                      Accrued
                                                      -------
 Due Date      Interest Rate         Amount         Interest***        Total Owed   Convertible/Non-Convertible
 --------      -------------         ------         -----------        ----------   ---------------------------

03/31/2009(1)     10.00%          $    63,822       $     7,012       $    70,834   Convertible at $0.15 per share
03/31/2012(2)     12.00%                2,712             1,237             3,949   Convertible at $0.15 per share
12/4/2008 (3)     8.00%               125,000            12,548           137,548   Convertible at $0.15 per share
03/31/2009(4)     8.00%                75,000            12,784            87,784   Convertible at $0.15 per share
3/31/2009 (5)     6.00%             1,265,000           122,481         1,387,481   Convertible at $0.30 per share
1/22/2010 (6)     6.00%                30,000             3,847            33,847   Convertible at $0.30 per share
   9/17/2009      6.00%             1,090,000            83,828         1,173,828   Convertible at $0.30 per share
                              ----------------  ----------------  ----------------

                                  $ 2,651,534       $   243,737       $ 2,895,271
                              ================  ================  ================

(1)  Debt held by Anthony Silverman,  our CEO, President and member of our Board of Directors.
     Principal and accrued interest  converted  7/27/09 into 1,416,672 shares of common stock.
(2)  Debt held by Stanley  Schloz,  a former  member of our Board of  Directors.
     Note extended 4/29/09.
(3)  Amount currently in default. Investor verbally agreed to extend the note to
     08/31/09.   Currently   we  have  not  received   the   necessary   written
     documentation   regarding  that  extension.   Interest  calculated  through
     8/31/09.
(4)  Principal and accrued interest  converted  7/27/09 into 1,755,673 shares of common stock.
(5)  Principal and accrued interest  converted 7/27/09 into 27,749,616 shares of common stock.
(6)  Note extended 8/11/09.
***  Interest calculated to maturity or conversion


          Technology  Uncertainties.  Our  business  is  subject  to  the  risks inherent in any new technology company, including that the IUTM product will not
function  as  we  expect,  that  successful  commercial   development  may  take
substantially  more time and effort than  anticipated,  that IUTM may run out of funds before development is complete and that a competitor's product may come to the  market  before  we are  able to do so.  See  "MANAGEMENT'S  DISCUSSION  AND
ANALYSIS" below in this Report.

          Reliance on Key Personnel. Our success will largely depend upon our ability to recruit and retain personnel with suitable marketing and management experience. Competition for these personnel and relationships is intense and we expect to compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to attract and retain qualified personnel.

          Going Concern Qualification. We have disclosed in our financial statements that they were prepared under the assumption that the Company will continue as a going concern. We have incurred losses from operations over the past several years and anticipate additional losses in the future. Our independent auditors have included language in their report included on our 2008 financial statements that indicates that these matters raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial sources where possible. The going concern qualification increases the difficulty of meeting such goals.

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

                                       7

          Intellectual Property Risk. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Patent rights, if granted, may not be upheld in a court of law if challenged. Patent rights may not provide competitive advantages and may be challenged, infringed upon or circumvented by competitors. Products cannot be patented in all countries nor can any small company, such as IUTM and us afford to litigate every potential violation worldwide. Because of the large number of patent filings in the medical device and biotechnology field, competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not be issued that would harm our ability to commercialize our products and product candidates.

          Exposure to Product Liability Claims. The design, testing, development, manufacture, and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain and, in the future, we may be unable to obtain coverage on acceptable terms, if at all. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

          Exposure to Environmental Risks. Our business as contemplated to be carried on involves the controlled use of hazardous materials, chemicals, biologics, and radioactive compounds. Manufacturing is extremely susceptible to product loss due to radioactive, microbial, or viral contamination; material equipment failure; or vendor or operator error; or due to the very nature of the product's short half-life. Although we believe that when we become operational, our safety procedures for handling and disposing of such materials will comply with state and federal standards there will always be the risk of accidental contamination or injury. In addition, radioactive, microbial, or viral contamination may cause the closure of the respective manufacturing facility for an extended period. By law, radioactive materials may only be disposed of at state-approved facilities. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages, and penalties that could harm our business.

          Uncertainty as to our Ability to Initiate Operations and Manage Growth. Our efforts to carry out plans to market medical products will result in new and increased responsibilities for management personnel and will place a strain upon our management, financial systems, and resources. We may be required to continue to implement and to improve our management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations.


ITEM 1B. UNRESOLVED STAFF COMMENTS

          None, except as discussed above with respect to delinquent reports.

ITEM 2. PROPERTIES

          Our Chief Executive Officer works from his home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records at his home in Grand Rapids, Michigan. We maintained our corporate headquarters for the Company in approximately 2,000 square feet of office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024 until January 31, 2008. We leased office space there at a monthly rent of $2,567. We maintained an office in approximately 1,000 square feet located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI 49546, at a monthly rent of $1,465 under a lease that expired October 31, 2007. Currently we have no premises lease obligations.

ITEM 3. LEGAL PROCEEDINGS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Common Stock

          Our common stock is traded on the Pink Sheets beginning January 2009 when we were delisted from the OTC Bulletin Board. Our common shares trade on the Pink Sheets under the symbol "OCLG.PK". Prior to January 2009, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "OCLG.OB" The high and low bid prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

                                          High       Low
                                          ----       ---
               FISCAL YEAR ENDED:
               August 31, 2008
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

          The closing stock price of our common stock on September 8, 2009, was $0.03.

          Holders

          As of September 8, 2009, the Company had 270 shareholders of record of its common stock. As of September 8, 2009, 1,305 owners of our common stock held them in the names of various broker-dealers. As of September 8, 2009, the Company had one Unit holder of record. As of September 8, 2009, the Company had one owner of Units who held them in the names of various brokers.

          Dividends

          The Company has never declared any cash dividends on any of the Company's equity securities and currently plans to retain future earnings, if any, for business growth.

          Stock Performance Graph

          We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information.

          Recent Sales of Unregistered Securities

          The following table contains information regarding our sales of unregistered securities during the past three fiscal years. We have made additional sales of unregistered securities subsequent to our year end. See "LIQUIDITY AND CAPITAL RESOURCES." The securities sold were a combination of promissory notes convertible into shares of our common stock, conversion of Unit preferred shares into common stock, and sales of common stock to accredited investors. The principal amount of each Note is equal to the amount borrowed from the investor.



------------------------- ------------------------------- ----------------------------------------------------------------
    Date of Issuance           Principal Amount of                        Further Description and Remarks
                                     Note(s)
------------------------- ------------------------------- ----------------------------------------------------------------
  September , October,              $1,090,000            During September through November 2007, we issued  twenty-seven
     November 2007                                        Convertible  Promissory Notes in an aggregate  principal amount of  $1,090,000.  These  Convertible  Promissory  Notes  are due
                                                          September  17, 2009,  bear interest at the rate of 6% per annum and are  convertible  into our common stock at a rate of $0.30.
                                                          The  Convertible  Promissory  Notes  were  issued  in a private offering of Units, each consisting of a Convertible  Promissory
                                                          Note and a warrant  for the  purchase  of the  number of common
                                                          shares  into  which  each   Convertible   Promissory   Note  is
                                                          convertible.  The  warrants  expire on  September  17, 2009 and have an  exercise  price of $0.50 per share.  We  recognized  a discount of $180,330  related to the  warrants and a beneficial conversion feature of $318,330 related to these notes.

------------------------- ------------------------------- ----------------------------------------------------------------
------------------------- ------------------------------- ----------------------------------------------------------------
     Date of Sale              Proceeds from Sale                 Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
     June 27, 2008                    $9,400              On June 27, 2008,  Holders of 47,000 Units  contributed  $9,400 to convert 47,000 shares of preferred  stock into 94,000 shares of common stock.
------------------------- ------------------------------- ----------------------------------------------------------------
     July 21, 2008                   $15,000              On July 21, 2008, the Company sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     August 5, 2008                  $15,000              On August 5, 2008, the Company sold 1,500,000  shares of common stock to its CEO,  Anthony  Silverman  at a price of $0.01  per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    October 13, 2008                 $15,000              On October 13,  2008,  the  Company  sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    October 13, 2008                 $15,000              On October 13,  2008,  the  Company  sold  1,500,000  shares of common stock to its CEO, Anthony  Silverman at a price of $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    December 1, 2008                 $15,000              On  December  1, 2008,  the Company  sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    January 13, 2009                  $3,000              On January 13, 2009,  the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     March 17, 2009                  $15,000              On March 17, 2009, the Company sold 1,000,000  shares of common stock to an accredited investor at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      May 13, 2009                   $30,000              On May 13, 2009,  the Company sold  2,000,000  shares of common stock to three accredited investors at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      May 22, 2009                   $15,000              On May 22, 2009,  the Company sold  1,000,000  shares of common stock to an accredited investor at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     June 13, 2009                   $30,000              On June 13, 2009, the Company sold  1,500,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
   September 11, 2009                $25,000              On September  11,  2009,  the Company  issued a 90-day  $25,000 promissory  note to Anthony  Silverman,  its CEO and President.
                                                          The note bears an interest rate of 6%.
------------------------- ------------------------------- ----------------------------------------------------------------
   September 30, 2009                $25,000              On September  30, 2009,  the Company sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------

                                       10



          Issuer Repurchases of Equity Securities

          We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2008.

          Transfer Agent

          Our transfer agent and registrar are American Stock Transfer and Trust
Co., 6201 15th Avenue, 3rd Floor, Brooklyn, NY 11219, Telephone (718) 921-8210.

          Securities authorized for issuance under equity compensation plans

                                                      EQUITY COMPENSATION PLAN(1)

                                       Number of Securities                                           Number of Securities
                                         To Be Issued Upon               Weighted Average              Remaining Available
                                      Exercise of Outstanding            Exercise Price of                 For Future
                                              Options                   Outstanding Options            Issuance Under Plan
                                              -------                   -------------------            -------------------

Equity compensation plans
approved by stockholders.......                 4,402,526                           $0.69                      6,781,976

Equity compensation plans
not approved by stockholders:..                      --                             $0.00                           --
                                       -------------------              -------------------           -------------------

TOTAL                                           4,402,526                           $0.69                      6,781,976
                                       ===================              ===================           ====================

          (1) We maintain a 2000 Stock Incentive Plan under which we have 3,610,311 shares of common stock available for future issuance as of August 31, 2008. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. In January 2007, our shareholders approved an increase in the number of shares authorized for our 2000 Stock Incentive Plan to 7,500,000 from 5,000,000. We also maintain a 1997 Stock Incentive Plan under which we have 3,171,665 shares of common stock available for future issuance as of August 31, 2008. The sale price of the shares of common stock available under our 1997
Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

          For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 10 of our Consolidated Financial
Statements.

                                       11

ITEM 6.  SELECTED FINANCIAL DATA

          We are a smaller reporting company, as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

          "Management's Discussion and Analysis of Financial Condition and Results of Operations " ("MDA") discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the carrying value of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company's financial condition. The SEC suggests that all registrants list their most "critical accounting policies" in MDA. A critical accounting policy is one which is both important to the portrayal of the
Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The carrying value of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

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


RESULTS OF OPERATIONS

Comparison of the two years ended August 31, 2008 and 2007
----------------------------------------------------------

General and Administrative Expense
-
          General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business and medical device business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web-hosting expense, phone licenses, customer support salaries, and commodity and excise taxes. General and administrative expenses that are specific to our medical device business include salaries, press releases, office expense, legal and accounting, telephone expense, rent expense and licenses and fees.


          General and administrative expense decreased to approximately $588,000 during fiscal 2008, from approximately $785,000, a decrease of 25% or $197,000 from the comparable period in fiscal 2007. Cash based compensation and other related payroll expenses increased to approximately $175,228 during fiscal 2008, from approximately $125,000 during fiscal 2007. This increase was due to increased compensation from an accrual of salary for our CEO. Stock-based compensation expense decreased to approximately $36,000 during fiscal 2008, from $222,000 during fiscal 2007. This decrease is due to fewer stock options granted during fiscal 2008. Marketing and Consulting expense decreased to approximately $24,000 during fiscal 2008, from approximately $48,000 during fiscal 2007. This decrease was due primarily to the suspension of operations resulting in fewer consulting contracts. Press release and board meeting expense decreased to approximately $7,000 during fiscal 2008, from approximately $63,000 during fiscal 2007 due primarily to reduced board meeting travel and an increase in telephonic board meetings. Accounting expense decreased to approximately $123,000 during fiscal 2008, from approximately $139,000 during fiscal 2007 as a result of no business combinations during fiscal 2008.

Depreciation and Amortization

          Depreciation and amortization decreased to approximately $2,000 during fiscal 2008, from approximately $3,000 during fiscal 2007. The decrease in depreciation and amortization from fiscal 2007 to fiscal 2008 was the result of assets becoming fully depreciated during fiscal 2008.

Interest Income

          Interest income decreased to $332 during fiscal 2008, from $746, a decrease of 55% from fiscal 2007. The decrease is the result of carrying lower cash balances during fiscal 2008.

Interest and Finance Charges

          Interest and finance charges increased to approximately $1,631,000 during fiscal 2008 from approximately $1,311,000, an increase of 24% from fiscal 2007. The increase is primarily attributable to interest accrued on the issuance of convertible notes payable in connection with the Company's financing transactions and the amortization of discounts on convertible notes payable.

          A summary of interest and finance charges is as follows:



                                                                Twelve Months Ended
                                                             August 31, 2008 and 2007
                                                         ----------------------------------
                                                            2008                   2007
                                                         -----------            -----------
Interest expense on nonconvertible notes..........       $       482            $    35,261
Interest expense on convertible notes payable.....           278,713                151,109
Amortization of note payable discounts............         1,178,209              1,027,756
Other interest and finance charges................           173,480                 96,951
                                                         -----------            -----------
Total interest and finance charges................       $ 1,630,884            $ 1,311,077
+                                                         ===========            ===========

          We had outstanding convertible notes payable during both fiscal 2008 and fiscal 2007. A discount to those notes was recorded due to the value of warrants and the beneficial conversion terms inherent to these convertible notes. The amortization of these discounts was recorded as interest and finance charge expense over the life of the notes. See Note 9 of Notes to Consolidated
Financial Statements included in Item 7 in this Report. Cash paid for interest and finance charges increased by approximately 108% from fiscal 2007 to fiscal
2008 because of increased interest relating to short-term bridge financing which was paid off. The overall increase in interest expense resulted from increases in the balances of outstanding convertible notes payable.

Income Taxes

          At August 31, 2008, the Company had federal net operating loss carryforwards totaling approximately $32,600,000 and state net operating loss carryforwards of approximately $2,400,000. The federal net operating loss carryforwards expire in various amounts beginning in 2009 and ending in 2028.
Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

Discontinued Operations

          Loss from discontinued operations for our telephone business was nil during fiscal 2008 compared to $93,178 during fiscal 2007. The decrease in loss was due to the disposal of our telephone business in February 2007.

          Operating results of our telephone business are summarized as follows:


                                                                Year Ended August 31,
                                                           -----------------------------
                                                               2008             2007
                                                           ------------     ------------

 Revenue...........................................        $       --       $    351,568
 Cost of Revenue...................................                --            210,545
                                                           ------------     ------------
    Gross margin...................................                --            141,023
 Other operating expenses..........................                --            234,201
                                                           ------------     ------------
    Loss from discontinued operations..............                --            (93,178)
    Loss on disposal of discontinued operations....                --                (79)
                                                           ------------     ------------
                                                           $       --       $    (93,257)
                                                           ============     ============

                                             14

          Loss from discontinued operations for our medical device business decreased to $1,058,006 for fiscal 2008, from $5,464,607 during fiscal 2007. The decrease was a result of suspending operations on December 31, 2007.

                                                     Year Ended August 31,
                                                 ------------------------------
                                                     2008              2007
                                                 ------------      ------------

Operating expenses:
    General and administrative.................  $    130,817      $    484,080
    Research and development...................       864,513         4,961,531
    Depreciation and amortization..............        40,168            18,256
                                                 ------------      ------------
    Total operating expenses...................     1,035,498         5,463,867
                                                 ------------      ------------
    Loss from operations.......................    (1,035,498)       (5,463,867)
                                                 ------------      ------------

Other income (expense):
    Interest income............................           270            10,078
    Interest and finance charges...............          --             (10,864)
    Loss on disposal of assets.................       (13,890)              128
    Loss on impairment.........................       (10,000)             --
    Other income (expense).....................         1,112               (82)
                                                 ------------      ------------
    Total other income (expense)...............       (22,508)             (740)
                                                 ------------      ------------
    Net loss from discontinued operations......  $ (1,058,006)     $ (5,464,607)
                                                 ============      ============

          Research and development expense decreased to approximately $864,000 during fiscal 2008, from approximately $4,962,000, a decrease of $4,098,000 from fiscal 2007 due primarily to the suspension of operations on December 31, 2007. Research and development expense relates to our Medical Device Business, which was acquired during July 2006.

Liquidity and Capital Resources

          We were unable to obtain the financing necessary to continue operations after December 31, 2007. Consequently, we terminated the employment of all of our personnel, effective as of that date. We anticipate that we will require $250,000 to operate for the next twelve months. These funds are expected to be raised through small private placements, although there is no assurance of any success in doing so. We plan to engage in discussions with IUTM in the next two months with a view to establishing the nature of our future relationships and to develop detailed plans for future operations and for obtaining the necessary financing. Any future operations will depend on our ability to raise sufficient funds from investors.

          Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. We also raised additional amounts to fund our medical device business development which was discontinued as a result of not obtaining financing to cover those operations. Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated Financial Statements for the year ended August 31, 2008, included as a part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.

          On August 31, 2008, we had cash and cash equivalents of $9,912. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.



          The following table summarizes our required current outstanding debt as of August 31, 2008, including our short-term notes payable, short-term convertible notes payable, long-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

                                                      Accrued
                                                      -------
 Due Date      Interest Rate         Amount         Interest***        Total Owed     Convertible/Non-Convertible
 --------      -------------         ------         -----------        ----------     ---------------------------

03/31/2009(1)     10.00%          $    63,822       $     7,012       $    70,834   Convertible at $0.15 per share
03/31/2012(2)     12.00%                2,712             1,237             3,949   Convertible at $0.15 per share
12/4/2008 (3)     8.00%               125,000            12,548           137,548   Convertible at $0.15 per share
03/31/2009(4)     8.00%                75,000            12,784            87,784   Convertible at $0.15 per share
3/31/2009 (5)     6.00%             1,265,000           122,481         1,387,481   Convertible at $0.30 per share
1/22/2010 (6)     6.00%                30,000             3,847            33,847   Convertible at $0.30 per share
   9/17/2009      6.00%             1,090,000            83,828         1,173,828   Convertible at $0.30 per share
                              ----------------  ----------------  ----------------

                                  $ 2,651,534       $   243,737       $ 2,895,271
                              ================  ================  ================


(1)  Debt held by Anthony Silverman,  our CEO, President and member of our Board of Directors.
     Principal and accrued interest  converted  7/27/09 into 1,416,672 shares of common stock.
(2)  Debt held by Stanley  Schloz,  a former  member of our Board of  Directors.
     Note extended 4/29/09.
(3)  Amount currently in default. Investor verbally agreed to extend the note to
     08/31/09.   Currently   we  have  not  received   the   necessary   written
     documentation   regarding  that  extension.   Interest  calculated  through
     8/31/09.
(4)  Principal and accrued interest  converted  7/27/09 into 1,755,673 shares of common stock.
(5)  Principal and accrued interest  converted 7/27/09 into 27,749,616 shares of common stock.
(6)  Note extended 8/11/09.
***  Interest calculated to maturity or conversion


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

                                       16

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

Code of Ethics

          Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and to other persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request fur such delivered to our corporate headquarters. All such requests should be send to Oncologix Tech, Inc., P.O. Box 8832, Grand Rapids, MI 49518-8832.

Off-Balance Sheet Arrangements

          As of August 31, 2008 and 2007, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166 ("SFAS No. 166") "Accounting for Transfers of Financial Assets - an amendment of SFAS No. 140" which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement has the same scope as Statement 140. Accordingly, this Statement applies to all entities. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do expect the adoption of SFAS No. 166 to have a material effect on our financial condition or results of operations.

          In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 ("SFAS No. 165") "Subsequent Events" establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition; (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We do expect the adoption of SFAS No. 165 to have a material effect on our financial condition or results of operations.

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


ITEM 7A.  QUATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly, we are not required to provide the information required by this Item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              Oncologix Tech, Inc.
                        Consolidated Financial Statements
                       Year Ended August 31, 2008 and 2007

                                    Contents




Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent
Registered Public Accounting Firm                                       F-1
Report of Semple, Marchal & Cooper, LLP, Independent Registered
Public Accounting Firm                                                  F-2

Audited Financial Statements

     Consolidated Balance Sheets                                        F-3
     Consolidated Statements of Operations                              F-4
     Consolidated Statements of Changes in Stockholders' Deficit        F-5
     Consolidated Statements of Cash Flows                              F-6
     Notes to Consolidated Financial Statements                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Stockholders and Board of Directors of
Oncologix Tech, Inc.
Grand Rapids, Michigan



          We have audited the accompanying consolidated balance sheet of Oncologix Tech, Inc. (the "Company") as of August 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. as of August 31, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Chisholm, Bierwolf, Nilson & Morrill
-------------------------------------------------
     CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC

Bountiful, Utah


October 28, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors of
Oncologix Tech, Inc.
Grand Rapids, Michigan

          We have audited the accompanying consolidated balance sheet of Oncologix Tech, Inc. (the "Company") as of August 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended August 31, 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. as of August 31, 2007, and the results of its operations and its cash flows for the year ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  SEMPLE, MARCHAL & COOPER, LLP
----------------------------------
     SEMPLE, MARCHAL & COOPER, LLP


Phoenix, Arizona

December 12, 2007



                                               ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                     AUGUST 31, 2008 AND 2007


                                                                                                      August 31,      August 31,
                                                                                                     ------------    ------------
                                                                                                         2008            2007
                                                                                                     ------------    ------------


                                                              ASSETS

Current Assets:
     Cash and cash equivalents ...................................................................   $      9,912    $    141,691
     Prepaid expenses and other current assets ...................................................          6,659          10,149
     Prepaid commissions .........................................................................         75,511         117,346
     Current assets of discontinued operations ...................................................           --           104,952
                                                                                                     ------------    ------------

         Total current assets ....................................................................         92,082         374,138


Property and equipment (net of accumulated depreciation
     of $18,679 and $22,477) .....................................................................          4,527           9,781
Deposits and other assets ........................................................................          2,691          19,169
Longterm assets of discontinued operations .......................................................        141,017         209,991
                                                                                                     ------------    ------------

              Total assets .......................................................................   $    240,317    $    613,079
                                                                                                     ============    ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Convertible notes payable (net of discounts of $125,001 and $349,857) .......................   $  1,372,711    $    850,143
     Convertible notes payable  related parties ..................................................         63,822         280,450
     Notes payable  related parties ..............................................................           --           600,000
     Accounts payable and other accrued expenses .................................................        268,886          46,321
     Accrued interest payable ....................................................................        124,548         132,921
     Current liabilities of discontinued operations ..............................................         95,349          40,018
                                                                                                     ------------    ------------

         Total current liabilities ...............................................................      1,925,316       1,949,853


Convertible notes payable (net of discounts of $279,212 and $606,585) ............................        810,788         688,415
                                                                                                     ------------    ------------

              Total liabilities ..................................................................      2,736,104       2,638,268
                                                                                                     ------------    ------------


Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         295,862 and 443,162 shares issued and outstanding at August 31, 2008 and 2007,
         respectively ............................................................................            296             443
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         136,117,314 and 93,357,986 shares issued at August 31, 2008 and 2007, respectively;
         113,734,944 and 70,975,616 shares outstanding at August 31, 2008 and 2007,
         respectively ............................................................................        113,735          70,976
     Additional paid-in capital ..................................................................     51,889,552      47,805,282
     Accumulated deficit .........................................................................    (54,499,370)    (49,908,557)
     Common stock subscribed, underlying common shares of 0 and 22,689, respectively .............           --             6,667
                                                                                                     ------------    ------------

              Total stockholders' deficit ........................................................     (2,495,787)     (2,025,189)
                                                                                                     ------------    ------------

              Total liabilities and stockholders' deficit ........................................   $    240,317    $    613,079
                                                                                                     ============    ============


                                   See accompanying notes to consolidated financial statements.

                                                               F-3



                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Year Ended August 31,
                                                      ----------------------------
                                                          2008            2007
                                                      ------------    ------------


Operating expenses:
  General and administrative ......................   $    588,185    $    785,722
  Depreciation and amortization ...................          2,060           2,658
                                                      ------------    ------------
  Total operating expenses ........................        590,245         788,380
                                                      ------------    ------------
  Loss from operations ............................       (590,245)       (788,380)
                                                      ------------    ------------

Other income (expense):
  Interest income .................................            332             746
  Interest and finance charges.....................     (1,630,884)     (1,311,077)
  Conversion expense ..............................     (1,303,625)           --
  Other income (expense) ..........................         (8,385)         10,363
                                                      ------------    ------------
  Total other income (expense) ....................     (2,942,562)     (1,299,968)
                                                      ------------    ------------

  Net loss from continuing operations..............     (3,532,807)     (2,088,348)
                                                      ------------    ------------

Discontinued operations:
  Operating loss from discontinued operations .....     (1,058,006)     (5,557,785)
  Loss on disposal of discontinued operations .....           --               (79)
                                                      ------------    ------------

  Net loss from discontinued operations ...........     (1,058,006)     (5,557,864)
                                                      ------------    ------------
Net loss ..........................................   $ (4,590,813)   $ (7,646,212)
                                                      ============    ============


Loss per common share, basic and diluted:
      Continuing operations .......................   $      (0.04)   $      (0.03)
      Discontinued operations .....................          (0.01)          (0.09)
                                                      ------------    ------------

                                                      $      (0.05)   $      (0.12)
                                                      ============    ============

Weighted average number of shares
  outstanding  basic and diluted ..................     80,615,046      66,454,700
                                                      ============    ============


          See accompanying notes to consolidated financial statements.





                              ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                          Preferred Stock                  Common Stock
                                   ----------------------------    ---------------------------
                                      Shares          Amount          Shares         Amount
                                   ------------    ------------    ------------   ------------
Balance, August 31, 2006 .......        443,162    $        443      60,259,793    $    60,260
Stock options exercised ........           --              --            52,000             52
Stock based compensation .......           --              --              --             --
Issuance of escrow shares -
  JDA ..........................           --              --         7,460,790          7,461
Issuance of stock for services .           --              --           272,384            272
Conversion of notes payable ....           --              --         2,930,649          2,931
Beneficial conversion feature
  and warrants issued -
  convertible notes payable ....           --              --              --             --
Net loss .......................           --              --              --             --
                                   ------------    ------------    ------------   ------------
Balance, August 31, 2007 .......        443,162             443      70,975,616         70,976
Stock options exercised ........           --              --            50,000             50
Stock based compensation .......           --              --              --             --
Issuance of stock for unit
  conversions ..................       (147,300)           (147)        294,600            295
Issuance of stock for services .           --              --            55,102             55
Issuance of stock for interest .           --              --            65,707             65
Issuance of stock purchased ....           --              --         3,000,000          3,000
Conversion of notes payable ....           --              --        21,400,467         21,401
Conversion of notes payable -
  related parties ..............           --              --        17,893,452         17,893
Issuance of warrants for
  services .....................           --              --              --             --
Beneficial conversion feature
    stock issued for interest ..           --              --              --             --
Beneficial conversion feature
    and warrants issued -
    convertible notes payable ..           --              --              --             --
 Beneficial conversion feature -
Induced conversion expense
    notes payable ..............           --              --              --             --
Net loss .......................           --              --              --             --
                                   ------------    ------------    ------------   ------------

Balance, August 31, 2008 .......        295,862    $        296     113,734,944   $    113,735
                                   ============    ============    ============   ============


                                             F-5



                              ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           (CONTINUED)




                                     Additional      Common
                                     Paid-in      Accumulated        Stock
                                     Capital        Deficit        Subscribed        Total
                                   ------------   ------------    ------------    ------------
Balance, August 31, 2006 .......   $ 41,599,814   $(42,262,345)   $       --      $   (601,828)
Stock options exercised ........          9,073           --              --             9,125
Stock based compensation .......        222,057           --              --           222,057
Issuance of escrow shares -
  JDA ..........................      3,349,895           --              --         3,357,356
Issuance of stock for services .         85,407           --             6,667          92,346
Conversion of notes payable ....        583,199           --              --           586,130
Beneficial conversion feature
  and warrants issued -
  convertible notes payable ....      1,955,837           --              --         1,955,837
Net loss .......................           --       (7,646,212)           --        (7,646,212)
                                   ------------   ------------    ------------    ------------
Balance, August 31, 2007 .......     47,805,282    (49,908,557)          6,667      (2,025,189)
Stock options exercised ........         11,450           --              --            11,500
Stock based compensation .......         36,267           --              --            36,267
Issuance of stock for unit
  conversions ..................         29,312           --              --            29,460
Issuance of stock for services .         17,045           --            (6,667)         10,433
Issuance of stock for interest .         19,647           --              --            19,712
Issuance of stock purchased ....         27,000           --              --            30,000
Conversion of notes payable ....      1,132,480           --              --         1,153,881
Conversion of notes payable -
  related parties ..............        876,779           --              --           894,672
Issuance of warrants for
  services .....................          4,686           --              --             4,686
Beneficial conversion feature
    stock issued for interest ..          2,320           --              --             2,320
Beneficial conversion feature
    and warrants issued -
    convertible notes payable ..        623,659           --              --           623,659
 Beneficial conversion feature -
Induced conversion expense
    notes payable ..............      1,303,625           --              --         1,303,625
Net loss .......................           --       (4,590,813)           --        (4,590,813)
                                   ------------   ------------    ------------    ------------

Balance, August 31, 2008 .......   $ 51,889,552   $(54,499,370)   $       --      $ (2,495,787)
                                   ============   ============    ============    ============


                  See accompanying notes to consolidated financial statements.

                                           F-5(Con't)




                              ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       For the Year Ended
                                                                    August 31,     August 31,
                                                                      2008           2007
                                                                   -----------    -----------
Operating activities:
    Net loss ...................................................   $(4,590,813)   $(7,646,212)
        Net loss from discontinued operations ..................     1,058,006      5,557,864
                                                                   -----------    -----------
        Net loss from continuing operations ....................    (3,532,807)    (2,088,348)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ..........................         2,060          2,658
        Loss on disposal of property and equipment .............         3,194           --
        Stock based compensation expense .......................        36,267        307,736
        Acquired inprocess research and development expense ....          --        3,357,356
        Amortization of discount on notes payable and warrants .     1,175,890      1,027,755
        Induced conversion expense notes payable ...............     1,303,625           --
        Issuance of stock and warrants for services ............        15,119          6,667
        Beneficial conversion feature  stock issued for interest         2,320           --
            Prepaid expenses and other current assets ..........        22,386         17,487
            Prepaid commissions ................................        41,835       (117,346)
            Deposits and other assets ..........................        16,478        (19,169)
            Accounts payable and other accrued expenses ........       222,565       (163,443)
            Accrued interest payable ...........................       220,975        124,687
                                                                   -----------    -----------
    Net operating cash flows  continuing operations ............      (470,093)     2,456,040

    Net operating cash flows  discontinued operations ..........      (827,215)    (5,536,569)
                                                                   -----------    -----------

    Net cash used in operating activities ......................    (1,297,308)    (3,080,529)
                                                                   -----------    -----------

Investing activities:
    Collection of notes receivable  related parties ............          --           16,564
    Purchase of property and equipment .........................          --           (2,882)
                                                                   -----------    -----------
    Net investing cash flows - continuing operations ...........          --           13,682
    Net investing cash flows - discontinued operations .........        (1,534)      (134,953)
                                                                   -----------    -----------
    Net cash used in investing activities ......................        (1,534)      (121,271)
                                                                   -----------    -----------

Financing activities:
     Proceeds from exercise of stock options and warrants ......        11,500          9,125
     Proceeds from issuance of convertible notes payable .......     1,090,000      2,345,000
     Proceeds from issuance of convertible notes
        payable  related parties ...............................       150,000        175,000
     Proceeds from issuance of notes payable  related parties ..          --          900,000
     Proceeds from conversion of units .........................        29,460           --
     Proceeds from purchase of common stock ....................        30,000           --
     Repayment of notes payable ................................       (18,897)          --
     Repayment of notes payable  related parties ...............       (25,000)       (20,755)
     Repayment of convertible notes payable  related parties ...      (100,000)      (300,000)
                                                                   -----------    -----------
    Net financing cash flows - continuing operations ...........     1,167,063      3,108,370
                                                                   -----------    -----------
    Net financing cash flows - discontinued operations .........          --         (130,373)
                                                                   -----------    -----------
    Net cash provided in financing activities ..................     1,167,063      2,977,997
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents ...........      (131,779)      (223,803)

Cash and cash equivalents, beginning of period .................       141,691        365,494
                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................   $     9,912    $   141,691
                                                                   ===========    ===========


                  See accompanying notes to consolidated financial statements.



                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental disclosure of cash flow information (continued):



                                               Year Ended August 31,
                                               ---------------------
                                               2008             2007
                                               ----             ----


     Cash paid during the year for:


     Interest                                $ 58,219         $ 27,946
     Income Taxes                            $   --           $   --


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

          The consolidated financial statements of Oncologix Tech, Inc. (formerly BestNet Communications Corp., a Nevada corporation, and also formerly Wavetech International, Inc.) include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company," "Oncologix," "we," "us," or "our"). On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech, Inc. On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Since the acquisition of JDA, our principal activities have been primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. We entered into discussions to dispose of this business in the 3rd quarter of fiscal 2008. Accordingly, the Medical Device business is treated as discontinued operations. We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recorded net operating losses in each of the previous sixteen years.

          The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the amount of the accounts receivable reserve and reserves related to deferred tax assets. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

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

CONSOLIDATION POLICIES

          The consolidated financial statements for the years ended August 31, 2008 and 2007 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc. is an Arizona corporation. Interpretel (Canada) Inc. is a Canadian corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          As a result of adopting SFAS 123(R) on September 1, 2006, our net loss for the fiscal years ended August 31, 2008 and 2007, is $36,267 and $222,057 higher respectively, than if we had continued to account for share-based compensation under APB 25, respectively. The adoption of this standard had no impact on our provision for income taxes because of the valuation allowance for our deferred tax assets due to our history of recurring net losses.

NET LOSS PER COMMON SHARE

          Basic  earnings  (loss) per share is  calculated  by  dividing  income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Basic and diluted earnings per share for the years ended August 31, 2008 and 2007 are as follows:


                                                      Year Ended August 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------

Net loss attributable to common shareholders
      Continuing operations ....................   $ (3,532,807)   $ (2,088,348)
      Discontinued operations ..................     (1,058,006)     (5,557,864)
                                                   ------------    ------------
                                                   $ (4,590,813)   $ (7,646,212)
                                                   ============    ============
 Weighted average shares outstanding ...........     80,615,046      66,454,700
                                                   ============    ============

Loss per common share, basic and diluted:
      Continuing operations ....................   $      (0.04)   $      (0.03)
      Discontinued operations ..................          (0.01)          (0.09)
                                                   ------------    ------------
                                                   $      (0.05)   $      (0.12)
                                                   ============    ============


          Due to the net losses in fiscal 2008 and fiscal 2007, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:


                                                      Year Ended August 31,
                                                 -----------------------------
                                                    2008                 2007
                                                 -----------------------------
                                                  Underlying         Underlying
     Description                                 Common Shares     Common Shares
     -----------                                 -------------     -------------
Convertible preferred stock .................       591,724            886,324
Convertible notes payable ...................          --            8,803,750
Options .....................................          --              297,055
Warrants ....................................          --               23,784
                                                 -------------     -------------
Total potentially dilutive securities .......       591,724         10,010,913
                                                 =============     =============

SEGMENT INFORMATION

          SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has identified two operating segments: telephone and medical device. Our telephone and medical device segments is presented as discontinued operations for all periods presented.

ADVERTISING COSTS

          Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled approximately nil and $2,000 for the years ended August 31, 2008 and 2007, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166 ("SFAS No. 166") "Accounting for Transfers of Financial Assets - an amendment of SFAS No. 140" which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement has the same scope as Statement 140. Accordingly, this Statement applies to all entities. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do expect the adoption of SFAS No. 166 to have a material effect on our financial condition or results of operations.

          In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 ("SFAS No. 165") "Subsequent Events" establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition; (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. We do expect the adoption of SFAS No. 165 to have a material effect on our financial condition or results of operations.

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

3.  DISCONTINUED OPERATIONS

          Our Telephone Business was never profitable and we were able to continue it only by repeated equity and debt financings. Accordingly, during December 2006, we determined to dispose of most of the assets of the Telephone Business and entered into discussions with a prospective purchaser. During January 2007, we entered into an agreement to sell those assets for an aggregate selling price of $60,000 in cash. Under the terms of the sale, we retained the rights to receivables generated and deposits made prior to January 31, 2007. We completed the sale during February 2007. Loss from discontinued operations for our telephone business decreased to nil during the fiscal 2008, compared to $93,178, a decrease in excess of 100% or $93,178 from the comparable period in fiscal 2007. These recurring losses were the reason behind the disposal of the telephone business segment in the second quarter of fiscal 2007.

          Operating results of our telephone business are summarized as follows:

                                         Year Ended August 31,
                                       ------------------------
                                          2008          2007
                                       ----------    ----------
Revenue....................            $     --      $  351,568
Cost of Revenue............                  --         210,545
                                       ----------    ----------
  Gross margin.............                  --         141,023
Other operating expenses...                  --         234,201
                                       ----------    ----------
  Loss from discontinued operations..  $     --      $  (93,178)
                                       ==========    ==========

          We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818. At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the "Oncosphere" (or "Oncosphere System"), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we had to suspend these activities on December 31, 2007, whereupon we closed the offices in Suwanee, Georgia.

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

          In February 2009, we entered into a Technology Agreement with Institut fur Umwelttechnologien GmbH, a German Company ("IUT") whereunder the parties have agreed that:

               (a) The Company has granted an exclusive license to a new IUT subsidiary, called "IUTM", to develop and manufacture products based on the Company's proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland - Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.
               (b) The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.
               (c  In consideration of the license,  the Company has received a
                    10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company's indebtedness.
               (d) The Company's marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.

          We have been advised that the group of German companies of which IUTM is a part ("Group") is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. We have begun discussions with the Group to determine our future business and financial relationships and plans, including the possibility of developing and commercializing other radiation-based medical products. Our plan is then to seek financing for the implementation of those plans. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.



          Net assets related to discontinued operations of our Oncosphere business are as follows:


                                                             August 31,     August 31,
                                                                 2008         2007
                                                             --------       --------
Current assets of discontinued operations:
     Prepaid expenses and other current assets ...........   $   --         $104,952
                                                             --------       --------

         Total current assets of discontinued operations .       --          104,952
                                                             --------       --------

Long-term assets of discontinued operations:
     Property and equipment ..............................    141,017        193,541
     Deposits and other assets ...........................       --            6,450
     Investment in joint venture .........................       --           10,000
                                                             --------       --------

         Total long-term assets of discontinued operations    141,017        209,991
                                                             --------       --------

Total assets of discontinued operations ..................   $141,017       $314,943
                                                             ========       ========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses .........   $ 95,349       $ 40,018
                                                             --------       --------

Total liabilities of discontinued operations .............   $ 95,349       $ 40,018
                                                             ========       ========

Net assets of discontinued operations ....................   $ 45,668       $274,925
                                                             ========       ========


                                        F-13

          The expenses shown below are part of the discontinued operations of our Oncosphere business.



                                            Year Ended August 31,
                                        -----------------------------
                                            2008             2007
                                        ------------     ------------
Operating Expenses:
  General and administrative.......     $    130,817     $    484,080
  Research and development.........          864,513        4,961,531
  Depreciation and amortization....           40,168           18,256
                                        ------------     ------------
  Total operating expenses.........        1,035,498        5,463,867
                                        ------------     ------------
  Loss from operations.............       (1,035,498)      (5,463,867)

Other income (expense):
  Interest income..................              270           10,078
  Interest and finance charges.....             --            (10,864)
  Loss on disposal of assets.......          (13,890)             128
  Loss on inpairment...............          (10,000)            --
  Other income (expenses)..........            1,112              (82)
                                        ------------     ------------
  Total other income (expense).....          (22,508)            (740)
                                        ------------     ------------
  Net Loss from discontinued
     operations                         $ (1,058,006)    $ (5,464,607)
                                        ============     ============


4.       PROPERTY AND EQUIPMENT

          Property and equipment is composed of the following at August 31, 2008 and 2007:

                                               August 31,    August 31,
                                                 2008          2007
                                                 ----          ----
 Furniture ...............................     $   --        $  3,319
 Computer equipment ......................        9,118        11,381
 Software ................................        8,374         8,374
 Equipment ...............................        5,714         9,184
                                               --------      --------

 Total property and equipment at cost ....       23,206        32,258

 Less: accumulated depreciation and
       amortization ......................      (18,679)      (22,477)
                                               --------      --------

                                               $  4,527      $  9,781
                                               ========      ========


          For fiscal 2008 and 2007, depreciation expense from continuing operations related to property and equipment is $2,060 and $2,658, respectively. For fiscal 2008 and 2007, no depreciation amounts were included in research and development costs. No amount included in the above accumulated depreciation and amortization balances of $18,679 and $22,477 relates to capitalized software.

5.    COMMITMENTS AND CONTINGENCIES

LEASES:

          In an effort to streamline costs, we do not have a main corporate office. Our Chief Executive Officer works out of him home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records out of his home in Grand Rapids, Michigan. We maintained our corporate headquarters for the Company in approximately 2,000 square feet of office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024 until January 31, 2008. We leased office space there at a monthly rent of $2,567. We maintained an office in approximately 1,000 square feet located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI 49546, at a monthly rent of $1,465 under a lease that expired October 31, 2007. Currently we have no monthly lease requirements. Rent expense under operating leases in 2008, 2007 is $2,930 and $10,131, respectively. There are no future minimum lease payments on these operating leases as of August 31, 2008.


EMPLOYMENT AGREEMENTS:

          Currently there are no employment agreements as of August 31, 2008.

RESEARCH AND DEVELOPMENT AGREEMENTS:

          On October 19, 2006, Oncologix entered into an agreement with the Institut fur Umwelttechnologien GmbH (IUT) of Berlin Germany whereby IUT will provide development, manufacturing and testing services in connection with the development of the feasibility phase of the Oncosphere program. The purpose of this phase was to demonstrate the commercial feasibility of the manufacture of the Oncosphere our proposed radioactive microsphere product for the treatment of liver cancer. This contract is for a nine-month period at a contract price of seventy-five thousand Euros, or approximately $100,000. IUT will provide facilities,  radiation  handling  licenses,  and  personnel  with  experience in chemistry, and provide expertise radiation protection, dosimetry, and radio-labeling of organic compounds. As the initial feasibility phase has been successfully completed, IUT will continue to support the Oncosphere program in the Pre-Clinical Testing Phase through the remainder of the term of the initial agreement. Both parties will meet to discuss a possible continuation of the support activities beyond the initial contract period. Effective November 1, 2007, Oncologix entered into a revised agreement with IUT to provide continued support on the development, manufacturing and testing services in connection with the pre-clinical testing phase of the Oncosphere System. The contract is for a six-month period at a contract price of ninety-six thousand Euros, or approximately $145,000. This agreement was terminated effective January 31, 2008 due to our lack of funding.

          During October 2006, the Company entered into a twelve-month consulting agreement with a medical physicist. We agreed to pay a minimum of $1,050 per month under the terms of the contract. The medical physicist will provide expertise and advice on the dosimetry of the Oncosphere product; training on the approved version of the Prowess software for the development team; provide updates on guidance documents, rules and trends related to medical physics and the use of microspheres and microsphere brachytherapy; advice on the product and design requirements for the delivery system for the Oncosphere; and general microsphere handling considerations and radiation safety program requirements. This agreement was not renewed and was not in force as of the date of this report.

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

          We have entered into new contracts with two consultants located in Germany to cover the radiation technical support needed to complete pre-clinical development activities through the Clinical Approval Phase. The new contracts are for a period of 12 months beginning in March, 2007 ending in February, 2008. The new base contract price for the two German consultants for this 12 month period are 144,000 Euros and 100,000 Euros (or approximately $210,000 and $150,000), respectively, and will cover a minimum of two full-time equivalent technical resources for the period of the contracts. These consultants will work in conjunction with IUT to provide adequate supplies of radiolabeled microspheres to support pre-clinical testing and human clinical trials. On July 31, 2007 we terminated the 100,000 Euros contract with an effective termination date of August 31, 2007. On January 31, 2008, we terminated the 144,000 Euro contract. As of the date of this report, neither contract was in force.

          In March, 2007, the Company entered into a research agreement with the Institut de Cardiologie de Montreal (also known as the Montreal Heart Institute, or MHI) to conduct an acute animal study using non-radioactive Oncospheres. The cost of the initial animal study was approximately $35,000. The animal study was conducted at MHI in April, 2007. The results from this animal study helped to confirm the feasibility of the treatment procedure and the delivery and distribution of microspheres to the liver. This animal study was completed in fiscal 2007.

          During May 2007, the Company entered into an agreement with Saint Joseph's Research Institute (SJRI) in Norcross Georgia to conduct two additional animal studies relating to the pre-clinical testing of the Oncosphere product.

The term of the agreement is to continue for the time required to conduct the two studies. The first study, a non-radioactive study, has been completed at a cost of approximately $9,000. The second study began in the second half of the 2007 calendar year and is expected to cost approximately $200,000. We are planning an additional animal study to begin after December 2007 with SJRI at an anticipated cost of $200,000. We conducted a second animal study with SJRI in October 2007. Due to a lack of funding, we were unable to fully complete this study and consequently terminated our study with SJRI. As of the date of this report, this contract was not in force.

          On June 11, 2007, the Company entered into a six-month consulting agreement with a medical doctor. We agreed to pay $2,500 per month for this consulting contract. The doctor will provide inputs for the design and development of our microsphere, and provide us access to clinical facilities for the purposes of reviewing activities associated with the handling, use and administration of microsphere brachytherapy products. This doctor agreed to accept unregistered common stock as payment for his services. Accordingly, 22,689 shares, representing $6,667 in consulting fees are currently listed in subscribed common stock. These shares were issued in October 2007 and valued based on the average market price of our common stock. This contract was completed and never renewed and is not in force as of the date of this report.

CONSULTING CONTRACT

          In January 2008, the company entered into an eight month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $15,000 for January and February 2008 and then $50 per hour worked, for the next six months, and will turn in weekly time sheets for approval. During the year ended August 31, 2008, Mr. Kramarz had invoiced the company for $42,400.

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

6.    JOINT DEVELOPMENT AGREEMENT

          As part of the acquisition of JDA, Oncologix acquired an investment in a Joint Development Agreement with two other entities to create the Microsphere Treatment Planning System ("MTPS") software. JDA originally invested $10,000 in the Joint Development Agreement during 2004 and Oncologix will own 20% of the MTPS software upon completion of development. Under the terms of the Joint Development Agreement, Oncologix will be entitled to receive a portion of profits from future sales, if any, of the MTPS software. As of August 31, 2007, the MTPS software development had stalled, although we have not given up our stake in this investment. During the 4th quarter of fiscal 2008, we determined this investment had no value and was subsequently written down to zero.

7.  LICENSE AGREEMENT

          The technology underlying the medical device that was formerly being developed by the Company was subject to a certain Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, as Licensee, and the University of Maryland as Licensor. We assumed JDA's position in our acquisition of JDA.

          On April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland - Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement. Below were the details of the License Agreement prior to its termination.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          On January 1, 2008,  the Company  adopted  SFAS No.  157,  "Fair Value
Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

     o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

     o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

     o    Level  3  inputs  to  valuation   methodology  are   unobservable  and
          significant to the fair measurement.

          The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of August 31, 2008 and 2007



9.   NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

          Convertible notes payable consist of the following as of August 31, 2008 and August 31, 2007:


                                                                           August 31,     August 31,
                                                                             2008           2007
                                                                          -----------    -----------
8.0% convertible note due December 4, 2008 ............................   $      --      $   350,000

10.0% convertible note due December 31, 2007 ..........................          --          150,000

12.0% convertible note due December 4, 2008 ...........................         2,712           --

8.0% convertible notes due December 4, 2008, net of a discount of $0
     and $349,857 as of August 31, 2008 and August 31, 2007 ...........       200,000        350,143

6.0% convertible notes due December 4, 2008, net of a discount of
     $125,001 and $606,585 as of August 31, 2008 and August 31, 2007...     1,169,999        688,415

6.0% convertible notes due September 17, 2009, net of a discount of
    $279,212 and $0 as of August 31, 2008 and August 31, 2007 .........       810,788           --
                                                                          -----------    -----------

Total unsecured convertible notes payable .............................     2,183,499      1,538,558
Less:  Current portion ................................................    (1,372,711)      (850,143)
                                                                          -----------    -----------

Long-term portion .....................................................   $   810,788    $   688,415
                                                                          ===========    ===========


           The following is a summary of future minimum payments on convertible notes payable as of August 31, 2008:

                                                            Convertible
               Fiscal Year Ending August 31,               Notes Payable
               -----------------------------               -------------
               2009                                         $ 1,372,711
               2010                                         $   810,788


          On March 13, 2006, we issued to an accredited investor; a convertible subordinated promissory note in the principal amount of $350,000, originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007 and subsequently extended until January
15, 2008. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25.
Accordingly,  the Company recognized a beneficial conversion feature of $22,222.
On September 4, 2007, as an incentive to extend the note to January 15, 2008, the Company lowered the conversion rate of the note to $0.20 per common share from $1.00. Accordingly, the Company recognized a beneficial conversion feature of $87,500. During fiscal 2008, we expensed $87,500 as interest and finance charges, as a result of amortization of the note discounts. During May 2008, the investor entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share;
provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 11, 2008, the investor elected to convert
$380,301 in principal and accrued interest into 7,606,027 shares of common stock at an exercise price of $0.05 per share. The Company recognized $293,678 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the aggregate amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a

                                      F-18

beneficial conversion feature in the amount of $193,750 relative to these notes. During the second quarter of fiscal 2007, holders of notes in the aggregate principal of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock which were issued in June 2007. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 agreed to extend the due date of their respective notes until September 15, 2007. These notes were further extended until December 31, 2007. During December 2007, the holder of a $50,000 note extended the note to June 30, 2008. During December 2007, the holder of the remaining $100,000 note elected to convert that principal, plus accrued interest of $11,808 into 559,041 shares of common stock. During May 2008, the remaining $50,000 investor entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 12, 2008, the investor elected to convert $58,164 in principal and accrued interest into 1,163,288 shares of common stock at an exercise price of $0.05 per share. The Company recognized $43,623 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During fiscal 2008, $165,945 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $480,000 of principal plus accrued interest was converted into common stock. See
Note 15, Subsequent Events for further information on this conversion.

          During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During fiscal 2008, $190,001 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $455,000 of principal plus accrued interest was converted into common stock. See Note 15, Subsequent Events for further information on this conversion.

          During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During fiscal 2008, $125,638 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $330,000 of principal plus accrued interest was converted into common stock. See Note 15, Subsequent Events for further information on this conversion.

          During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During fiscal 2008, $349,857 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature. During May 2008, the investors entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, holders of two $25,000 notes elected to convert $54,126 in principal and accrued interest into 1,082,522 shares of common stock at an exercise price of $0.05 per share. During June 2008, the three investors holding $450,000 in notes elected to convert $499,479 in principal and accrued interest into 9,989,589 shares of common stock at an exercise price of $0.05 per share. The Company recognized $434,201 in conversion expense as a result of the reduction of the conversion price to induce conversion. Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008. In fiscal 2009, $75,000 of principal plus accrued interest was converted into common stock. See Note 15, Subsequent Events for further information on this conversion.



          On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company's Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000. This note bears interest at a rate of 12% and is payable monthly. The principal is due in full on December 15, 2007. On November 30, 2007, the Company repaid $100,000 of the principal. In connection with this repayment, Mr. Schloz agreed to extend the remaining principal until January 14, 2008. The note is convertible into the Company's common stock at a conversion price of $0.20 per common share. During
May 2008, Mr. Schloz entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 9, 2008, the investor elected to convert $50,000 in principal into 1,000,000 shares of common stock at an exercise price of $0.05 per share. The Company recognized $33,333 in conversion expense as a result of the reduction of the conversion price to induce conversion. Mr. Schloz elected to extend $2,712 in accrued interest until March 31, 2012 which is convertible at $0.15 per share.

          During  September  through  November  2007,  we  issued   twenty-seven
Convertible  Promissory  Notes in an aggregate  principal  amount of $1,090,000.
These Convertible  Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible  into our common stock at a rate of
$0.30.  The Convertible  Promissory  Notes were issued in a private  offering of
Units,  each  consisting of a Convertible  Promissory Note and a warrant for the purchase of the number of common shares into which each  Convertible  Promissory
Note is  convertible.  The  warrants  expire on  September  17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330  related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During fiscal 2008, $219,448 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.


CONVERTIBLE RELATED PARTY NOTES PAYABLE:


                                                               August 31,     August 31,
                                                                  2008           2007
                                                                --------       --------
10.0% convertible note due December 4, 2008(1) ..............   $ 63,822       $   --

10.0% convertible note due December 4, 2008 .................       --           80,450

10.0% convertible notes due December 4, 2008 ................       --          200,000
                                                                --------       --------

Outstanding unsecured related party convertible notes payable   $ 63,822       $280,450
                                                                ========       ========


(1)  Note resulted from the extension of interest of three convertible notes.


          On March 23, 2005, we issued to Anthony Silverman, a former member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31,
2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. During May 2008, Mr.
Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share;
provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 9, 2008, the investor elected to convert
$81,700 in principal and interest into 1,634,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion. Mr. Silverman elected to extend
$2,299 in accrued interest until March 31, 2009 which is convertible at $0.15 per share. The Company recognized $47,658 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          On July 7,  2006,  we  issued  to Mr.  Silverman  another  Convertible
Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. The Company subsequently recorded a beneficial conversion feature of $66,667 in conjunction with the private placement issued on December 4, 2006. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until January 14, 2008. During fiscal 2007, we expensed $66,667 as interest and finance charges as a result of amortizing the beneficial conversion feature.
During May 2008, Mr. Silverman entered into an agreement  whereunder the date on

                                      F-20

which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, the investor elected to convert $237,973 in principal and interest into 4,759,452 shares of common stock at an exercise price of $0.05 per share. The Company recognized $158,648 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          On December 15, 2006, we issued to Mr. Silverman a 16-day promissory note, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and then further extended until December 15, 2007. In connection with a $25,000 principal payment on November 30, 2007, Mr. Silverman agreed to extend the balance of the note to January 14, 2008. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. At the time the promissory note was extended in May 2008, the Company did not recognize any beneficial conversion feature on the reclassification of this promissory note to a convertible promissory note. On June 9, 2008, the investor elected to convert $175,000 in principal into 3,500,000 shares of common stock at an exercise price of $0.05 per share. The Company recognized $116,667 in conversion expense as a result of the reduction of the conversion price to induce conversion. Mr. Silverman elected to extend $28,383 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

          On April 13, 2007, we issued to Mr. Silverman a 45-day promissory note for bridge financing in the amount of $400,000. This note accrued interest at a rate of 8% per annum and was due in full, including accrued interest on May 28, 2007. This note has been extended until July 31, 2007 and then further extended until December 15, 2007. On November 30, 2007, Mr. Silverman agreed to extend the note to January 14, 2008. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. At the time the note was extended, during May 2008, the Company did not recognize any beneficial conversion feature on the reclassification of this promissory note to a convertible promissory note. On June 9, 2008, the investor elected to convert $400,000 in principal into 8,000,000 shares of common stock at an exercise price of $0.05 per share. The Company recognized $266,667 in conversion expense as a result of the reduction of the conversion price to induce conversion. Mr. Silverman elected to extend $33,140 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

          On June 9, 2008, we issued to Mr. Silverman a convertible promissory note for extended interest expense in the amount of $63,822. This note accrued interest at a rate of 10% per annum and was due, including accrued interest on March 31, 2009. In fiscal 2009, $63,822 of principal plus accrued interest was converted into common stock. See Note 15, Subsequent Events for further information on this conversion.

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

UNITS:

          On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities:
(i) three shares of the Company's common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. Our Board of Directors again authorized the separation of the Units in April 2008. On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock. On June 27, 2008, holders of 47,000 Units contributed $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock. As of August 31, 2008 and August 31, 2007, there were 295,862 and 443,162 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 295,862 shares of Series A Preferred Stock and 887,586 shares of common stock which is included in the issued and outstanding shares.

SUBSCRIBED COMMON STOCK:

          As of August 31, 2008, there are no shares of subscribed stock issuable. As of August 31, 2007, we have 22,689 shares of subscribed stock that are issuable for the payment of consulting services from June 11, 2007 until August 31, 2007, representing a consulting fee of $6,667.

COMMON STOCK:

          Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase", as defined in the Merger Agreement between the Company and JDA (already released as stated below); (ii) 9,325,986 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the Clinical Approval Phase. On September 10, 2009, the remaining 22,382,368 shares in escrow were released back to the Company and subsequently retired.

          On July 21, 2008, the Company sold 1,500,000 shares of its common stock, to an accredited investor, under a stock purchase agreement at $0.01 per common share.

          On August 5, 2008, the Company sold 1,500,000 shares of its common stock, to Anthony Silverman, our President and CEO, under a stock purchase agreement at $0.01 per common share.



WARRANTS:

          The following table summarizes warrant activity in fiscal 2008 and 2007:

                                                   Number          Exercise Price
                                                   ------          --------------

Outstanding, August 31, 2006 .............        1,480,751        $0.27 - $2.90
Expired/Retired ..........................       (1,200,000)       $0.32 - $0.50
Exercised ................................             --                   --
Issued ...................................        2,158,326        $        0.50
                                                 ----------        -------------
Outstanding, August 31, 2007 .............        2,439,077        $0.27 - $2.90
                                                 ==========        =============
Expired/Retired ..........................         (230,750)       $0.35 - $2.90
Exercised ................................             --                   --
Issued ...................................        3,690,832        $0.40 - $0.50
                                                 ----------        -------------
Outstanding, August 31, 2008 .............        5,899,159        $0.27 - $0.50
                                                 ==========        =============



          Details relative to the 5,899,159 outstanding warrants at August 31, 2008 are as follows:

                  Date of                           Number          Exercise          Expiration
                   Grant                          of Shares          Price               Date
---------------------------------------------  -----------------   -----------   ----------------------
First quarter of fiscal 2002                             25,000        $ 2.90         October 17, 2007
Second quarter of fiscal 2002                             5,751          1.19         January 30, 2008
Third quarter of fiscal 2002                          1,100,000          0.50           April 23, 2007
Second quarter of fiscal 2004                           100,000          0.32          January 8, 2007
Third quarter of fiscal 2004                             40,000          0.27           April 15, 2014
Fourth quarter of fiscal 2004                            10,000          0.29             June 4, 2009
Third quarter of fiscal 2006                            200,000          0.35           March 13, 2008
                                               -----------------

Outstanding, August 31, 2006                          1,480,751

Second quarter of fiscal 2007                          (100,000)         0.32          January 8, 2007
Second quarter of fiscal 2007                         2,158,326          0.50         December 4, 2008
Third quarter of fiscal 2007                         (1,100,000)         0.50           April 23, 2007
                                               -----------------

Outstanding, August 31, 2007                          2,439,077

First quarter of fiscal 2008                            (25,000)         2.90         October 17, 2007
First quarter of fiscal 2008                          3,633,332          0.50       September 17, 2009
Second quarter of fiscal 2008                            (5,750)         1.19         January 30, 2008
Second quarter of fiscal 2008                            57,500          0.40         December 3, 2009
Third quarter of fiscal 2008                           (200,000)         0.35           March 13, 2008
                                               -----------------

Outstanding, August 31, 2008                          5,899,159
                                               =================


          The remaining  contractual  life of warrants  outstanding as of August
31, 2008 and 2007 was 0.79 years. Warrants for the purchase of 5,899,159 and 2,439,077 shares were immediately exercisable on August 31, 2008 and 2007 respectively with a weighted-average price of $0.50 and $0.51 per share.

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

                                      F-23



          During the fiscal  years ended  August 31,  2008 and 2007,  we granted
135,000 and 1,135,000 options from the stock incentive plans described above, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

          The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:


                                                Year Ended August 31,
                                                ---------------------
                                               2008                  2007
                                          --------------        --------------

   Volatility ......................      81% to 96%            118% to 188%
   Risk free rate ..................      3.375% to 4.50%       4.50% to 4.88%
   Expected dividends ..............      None                  None
   Expected term (in years) ........      6 to 10 years         3 to 6 years


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

          During the fiscal years ended August 31, 2008 and 2007, 50,000 and 52,000 employee options were exercised, respectively, 1,131,000 and 250,000 options were forfeited, respectively and 8,333 and 33,333 options expired. As of August 31, 2008, $4,537 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.31 years. Additional information relative to our employee options outstanding at August 31, 2008 is summarized as follows:

                                                                         Options               Options
                                                                       Outstanding           Exercisable
                                                                       -----------           -----------
     Number of options.........................................         4,402,526             4,359,192
     Aggregate intrinsic value of options......................        $     --              $     --
     Weighted average remaining contractual term (years).......              3.23                  3.17
     Weighted average exercise price...........................        $     0.69            $     0.69


          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August
31, 2008.

                                      F-24



          A summary of the Company's stock option activity is as follows:

                                                                                          Weighted Average
                                                    Number of           Option Price       Exercise Price
                                                 Options Granted          Per Share           Per Share
                                                 ---------------          ---------           ---------
Outstanding, August 31, 2006..............               4,657,193       $0.17 - $7.38              $ 0.71
Granted                                                  1,135,000       $0.37 - $0.45                0.42
Exercised                                                  (52,000)      $0.17 - $0.23                0.17
Cancelled                                                 (283,333)      $0.35 - $4.86                0.88
                                               --------------------  ------------------  ------------------
Outstanding, August 31, 2007..............               5,456,860       $0.17 - $7.38              $ 0.64
                                               ====================  ==================  ==================
Granted                                                    135,000       $0.24 - $0.34                0.30
Exercised                                                  (50,000)              $0.23                0.23
Cancelled                                               (1,139,334)      $0.24 - $2.40                0.43
                                               --------------------  ------------------  ------------------
Outstanding, August 31, 2008..............               4,402,526       $0.17 - $7.38              $ 0.69
                                               ====================  ==================  ==================


          We have 3,610,311 and 3,171,665 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive
Plan,  respectively,  as of  August  31,  2008 and 2007.  Under  the 2000  Stock
Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders. During fiscal
2007, the Company sought and received approval from its shareholders to increase the number of shares issuable under the 2000 Stock Incentive Plan from 5,000,000 to 7,500,000.

          The weighted average fair value of stock options granted during fiscal
2008 and 2007, for which the exercise price was equal to the fair market value of the stock at the time of grant, were $.30 and $.42 per share, respectively.

          During fiscal 2008, we granted 60,000 options to members' of our Board of Directors at an exercise price of $0.24 per share. These options vest in one year.

          During fiscal 2008, we did not grant any options to employees.

          During fiscal 2008, we granted 75,000 options to consultants at an exercise price of $0.34 per share. These options vest in one year.

          During fiscal 2008, 50,000 employee stock options were exercised. The exercise of these options resulted in proceeds to the Company of $11,500.

11.      INCOME TAXES

          As of August 31, 2008, the Company has federal net operating loss carryforwards totaling approximately $32,600,000 and state net operating loss carryforwards totaling approximately $2,400,000. The federal net operating loss carryforwards expire in various amounts beginning in 2009 and ending in 2028.
The state net operating loss carryforwards expire in various amounts beginning in 2009 and ending in 2028. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. In addition, approximately $3,200,000 of net operating loss carryforwards are further limited to activities in a trade or business in which the Company is not presently involved. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

          The Financial  Accounting  Standards Board (FASB) has issued Financial
Interpretation   No.  48,   "Accounting   for  Uncertainty  in  Income  Taxes-An
Interpretation  of FASB  Statement  No.  109  (FIN  48).  FIN 48  clarifies  the accounting  for  uncertainty  in  income  taxes  recognized  in an  enterprise's financial  statements in accordance with FASB Statement No. 109,  Accounting for
Income Taxes.  FIN 48 requires a company to determine  whether it is more likely than not that a tax position will be sustained upon  examination  based upon the technical merits of the position. If the more-likely-than-not  threshold is met, a company must measure the tax position to determine  the amount to recognize in the  financial  statements.  As a result of the  implementation  of FIN 48,  the
Company performed a review of its material tax positions. At the adoption date

                                      F-25

of May 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate. As of August 31, 2008 and 2007, the Company had no accrued interest and penalties related to uncertain tax positions.

          The income tax benefit for the years ended August 31, 2008 and 2007 is comprised of the following amounts:

                                                   2008          2007
                                                -----------   -----------
         Current:                               $      --     $      --

         Deferred:
         Federal                                   (636,000)   (1,265,000)
         State                                      828,000      (198,000)
                                                -----------   -----------
                                                    192,000    (1,463,000)
         Valuation Allowance                       (192,000)    1,463,000
                                                -----------   -----------
                                                $      --     $      --

          The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                   2008          2007
                                                   ----          ----
         Statutory tax rate                        34.0%         34.0%
         State income taxes                         6.0%          5.3%
         Change in valuation allowance           (40.0)%       (39.3)%
         Effective tax rate                         0.0%          0.0%

          The components of the net deferred tax assets (liabilities) are as follows:

                                                2008               2007
                                            ------------       ------------
         Deferred tax assets (liabilities):
         Property and equipment             $    (16,000)      $     (9,000)
         Intangible assets                          --            1,817,000
         Other                                      --                1,000
         Net operating loss carryforward      11,218,000         11,285,000
                                            ------------       ------------
                                              11,202,000         13,094,000
         Valuation allowance                 (11,202,000)       (13,094,000)
                                            ------------       ------------
                                            $       --         $       --
                                            ============       ============

          SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $11,202,000 valuation allowance as of August 31, 2008 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,892,000, which is net of approximately $93,000 of net operating loss benefits that have expired in the current year.

12.  RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

          During fiscal 2008 and 2007, the Company entered into financing agreements with several related parties of the Company. Please see Note 9 for further descriptions of these transactions.

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



14.  STATEMENTS OF CASH FLOWS

          During fiscal 2008 and 2007, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For  fiscal  2008,  these  non-cash  investing  and  financing   activities  are
summarized as follows:

                                                                                              Amount
                                                                                              ------

               The Company  recognized a discount on the Convertible  Promissory
          Notes issued to many accredited  investors (See Note 8). This discount is related to warrants and  beneficial  conversion  feature  issued in
          connection with these notes.                                                     $    623,659

               During fiscal 2008, the Company converted $2,048,553 of principal and accrued interest into 39,293,919 shares of its common stock. These
          shares were issued in January and June 2008.                                        2,048,553

               The Company recognized conversion expense as a result of reducing
          the conversion price on notes converted during fiscal 2008.                         1,394,476

               The  Company  issued  65,707  shares in lieu of  annual  interest
          payments.                                                                              19,712


               The Company  recognized  a beneficial  conversion  feature on the
          issuance of 65,707 shares in lieu of interest payments.                                 2,320

               On October 1,  2007,  the  Company  entered  into a note  payable agreement to finance  $18,896 of  directors  and  officer's  insurance premiums. The note bears interest at a rate of 10.50% per annum and is due in nine monthly  installments of $2,193,  including  principal and interest,  beginning  on November 1, 2006.  This note was paid in full
          during fiscal 2008.                                                                    18,897
                                                                                           ------------


               Total   non-cash   transactions   from  investing  and  financing
          activities.                                                                      $  4,107,617
                                                                                           ------------

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
                                                                                           ============

15.  SUBSEQUENT EVENTS

          On September 1, 2008,  Michael Kramarz,  the Company's Chief Financial
Officer, signed an additional six month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial

                                      F-27

Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had a consulting contract for the period of January 2008 through August 2008. Two additional six month consulting contracts were signed on March 1, 2009 and September 1, 2009, at the rates of $90 and $70 per hour worked, respectively.

          On September 17, 2009, the Company issued 793,720 shares of common stock in payment of $39,686 in accrued interest. The annual interest payment due was in connection with convertible promissory notes originally issued between September and November 2007. The company also recorded $26,457 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion. Additionally, note holders elected to extend $18,428 in accrued interest to September 17, 2009. These shares were issued in October 2009.

          On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer's insurance premiums. The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2007. The note was paid in full on July 1, 2009.

          On October 8, 2008, the Company signed an extension agreement to January 2, 2009 with the University of Maryland to extend the due dates under the License Agreement. In connection with this extension, the Company issued the University of Maryland 2,000,000 shares of common stock which was expensed as license fees for $80,000. In April 2009, the Company terminated its License Agreement and accordingly, the 2,000,000 shares were returned to the Company and subsequently retired.

          On October 13, 2008, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,500,000 shares of common stock at $0.01 per share. The shares were issued in October 2008.

          On October 13, 2008, the company entered into a Stock Purchase Agreement with its CEO and President, Anthony Silverman to sell 1,500,000 shares of common stock at $0.01 per share. The shares were issued in October 2008.

          On December 1, 2008, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,500,000 shares of common stock at $0.01 per share. In connection with this agreement, the company also issued 150,000 shares of common stock for payment of a 10% finder's fee. The shares were issued in December 2008.

          On January 13, 2009, the company entered into a Stock Purchase Agreement with an accredited investor to sell 300,000 shares of common stock at $0.01 per share. The shares were issued in April 2009.

          In February 2009, we entered into a Technology Agreement with Institut fur Umwelttechnologien GmbH, a German Company ("IUT") whereunder the parties have agreed that:

               (i) The Company has granted an exclusive license to a new IUT subsidiary, called "IUTM", to develop and manufacture products based on the Company's proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland - Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.

               (j) The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.

               (k) In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company's indebtedness.

               (l) The Company will transfer its marketing rights to its subsidiary, Oncologix Corporation and issued IUTM 10% of the equity ownership of that subsidiary.

          We have been advised that the group of German companies of which IUTM is a part ("Group"), is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. We have begun discussions with the Group to determine our future business and financial relationships and plans, including the possibility of developing and commercializing other radiation-based medical products. Our plan is then to seek financing for the implementation of those plans. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.

          On March 17, 2009, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,000,000 shares of common stock at $0.015 per share. The shares were issued in April 2009.

          In addition, on April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland - Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement.


          On May 12, 2009, the company entered into a Stock Purchase Agreement with three accredited investors to sell 2,000,000 shares of common stock at $0.015 per share. The shares were issued in May 2009.

          On May 22, 2009, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,000,000 shares of common stock at $0.015 per share. The shares were issued in June 2009.

          On June 11, 2009, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,500,000 shares of common stock at $0.02 per share. The shares were issued in June 2009.

          In April and May of 2009, convertible promissory note holders elected to convert $1,546,098 in principal and accrued interest into 30,921,961 shares of common stock. The company also recorded $1,621,767 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion.

          By letter dated August 12, 2009, the Securities and Exchange Commission ("SEC") notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company's securities. As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings. However, there is no assurance of that outcome. Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them. In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law. This process was completed as shown by the auditor's report on the Financial Statements included in this Annual Report.

16.  GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2009 and prior to achieving breakeven. Originally, as a result of the acquisition of JDA and the associated License Agreement with the UofM, the Company is required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. Due to the termination of the License Agreement in April 2009, we will not be required to raise these additional substantial funds.

          As of the date of this report, we will need approximately $250,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to maintain basic operations and to bring our public filings current and keep them current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect our ability to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


          On June 19, 2009, the Board of Directors of the Registrant recommended and approved the dismissal of Semple, Marchal & Cooper, LLP as the Registrant's independent registered public accounting firm effective June 19, 2009.

          The reports of Semple, Marchal & Cooper, LLP on the Registrant's consolidated financial statements for the fiscal years ended August 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. Their opinion was qualified due to uncertainty as to the Registrant's ability to continue as a going concern.

          The decision to change the Registrant's independent registered public accounting firm was recommended and approved by the Registrant's Board of Directors.

          During the fiscal years ended August 31, 2007 and 2006, as well as the nine-month period ended May 31, 2008 and through the date of this Form 8-K, there were no disagreements between the Registrant and Semple, Marchal & Cooper, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Semple, Marchal & Cooper, LLP, would have caused Semple, Marchal & Cooper, LLP to make reference to the subject matter of the disagreements in connections with its report.


ITEM 9A. CONTROLS AND PROCEDURES

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          As of August 31, 2008 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2009 who communicated the matters to our management and board of directors.

          Management  believes that the material  weaknesses  set forth in items
(2), (3) and (4) above did not have an affect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

          Management's Remediation Initiatives
          ------------------------------------

          Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
(4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

          We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.


ITEM 9B. OTHER INFORMATION

          None

                                    PART III

ITEM 10.  DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The following table sets forth our directors, and executive officers, their ages and all offices and positions held. Directors are elected are elected and serve thereafter until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors. The information is presented as of September 2, 2009:

                     Name               Age       Position held with Company
                     ----               ---       --------------------------
              Anthony Silverman          66     Chief Executive Officer,
                                                President and Director
              Michael Kramarz            40     Chief Financial Officer
              Barry Griffith             40     Director
              Judy Lindstrom             64     Chief Executive Officer,
                                                Director, of Oncologix
                                                Corporation, our subsidiary
              Steven Kurtzman, MD        47     Director, Oncologix Corporation,
                                                our subsidiary

          ANTHONY SILVERMAN, who resigned as a member of our Board of Directors on October 12, 2007, was appointed President and CEO on April 3, 2009 and is also Chairman of the board. Mr. Silverman also manages his personal investments. Mr. Silverman has been a shareholder of BestNet since April 2002. Mr. Silverman was Founder, Chairman and CEO of Paradise Valley Securities from 1987 to 1999. For most of his 40-year career in the securities business, Mr. Silverman concentrated in transactions for the financing of micro-cap and small-cap companies. Mr. Silverman has led financings aggregating over $500 million for close to 100 companies, including diverse industries such as airlines, food products, telecommunications, retail, media and life sciences.

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

          BARRY GRIFFITH has been a director of the company since December of 2004. Mr. Griffith brings 15 years of early stage and upstart medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is a distributor for the St. Jude Medical CRM division. Prior to that, he was Northeast Area Sales Manager with Cardiovascular Systems, Inc., Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray. Isoray is introducing the new Prostate Brachytherapy Isotope Cesium 131.

          JUDY LINDSTROM was appointed to our Board of Directors on June 25, 2007. On January 4, 2008 Ms. .Lindstrom was elected Chairman of the Board. On February 18, 2008, Ms. Lindstrom was appointed President and Chief Executive Officer. On April 1, 2009, Ms. Lindstrom resigned her positions but still serves as President and Director on the Board of our Subsidiary, Oncologix Corporation. Prior to Oncologix, Ms. Lindstrom was Chief Operating Officer of the U.S. division of Portland Orthopedics. A privately-held company headquartered in Sydney, Australia. She has also been a director and business consultant for Genis, a private company in Iceland, developing bone regeneration technology. Ms Lindstrom was Executive Vice President, Global Sales and Marketing, for Wright Medical Technology, Inc. She was President and Chief Executive Officer of Neovision. Ms Lindstrom was President for MicroAire Surgical Instruments, Inc. Ms. Lindstrom also served as General Manager for two operating divisions of Baxter International, V. Mueller Endoscopy and Edward Orthopedics. She was the first woman promoted to General Manager for a Baxter operating unit. Ms. Lindstrom served on the board of directors of Everest Medical Corporation (a NASDAQ listed company prior to its acquisition in April, 2000), Novoste (a NASDAQ listed company) and served on the board of AdvaMed (formerly the Health Industry Manufacturers Association).

          STEVEN KURTZMAN, MD. was elected to our Board of Directors on June 25, 2007. On April 1, 2009, Dr. Kurtzman resigned her positions but still serves as Director on the Board of our Subsidiary, Oncologix Corporation. He has been an advisor to our Company and has been the Medical Director of IsoRay Medical, Inc. a publicly traded company since January 2006. IsoRay manufactures and markets radiation devices for brachytherapy primarily for the treatment of prostrate cancer. He has, since 1998, been practicing medicine in the San Francisco, California, Bay area specializing in radiation oncology. He is currently the Director of Brachytherapy for Western Radiation Oncology, P.C. He is considered an expert in the management of prostate cancer and has lectured on and taught prostate brachytherapy nationally. He holds a BA from Cornell University and is a graduate of Case Western Reserve University School of Medicine. He completed his residency training in radiation oncology at the Hospital of the University of Pennsylvania.

Compliance with Section 16(a) of the Exchange Act

          Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2008.

Code of Ethics

          Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and to other persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request fur such delivered to our corporate headquarters. All such requests should be send to Oncologix Tech, Inc., P.O. Box 8832, Grand Rapids, MI 49518-8832.



ITEM 11.  EXECUTIVE COMPENSATION

          The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2008 and 2007 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.


                                                     SUMMARY COMPENSATION TABLE


                                                                                               Non-qualified
                                                                                Nonequity        deferred      All Other
     Name and Principal                                   Stock      Option   incentive plan   compensation     compen-      Other
          Position            Year    Salary   Bonus ($) awards($)  awards($) compensation($)   earnings($)    sation($)    Total($)
          --------            ----    ------   --------- ---------  --------- ---------------   -----------    ---------    --------
Judy Lindstrom ............   2008   $118,358   $  --     $  --     $  1,828      $  --           $  --       $  2,000      $122,186
Chief Executive Officer
and                           2007   $   --     $  --     $  --     $ 24,722      $  --           $  --       $  1,000      $ 25,722
Chairman of the Board (1)

Andrew M. Green ...........   2008   $ 66,666   $  --     $  --     $   --        $  --           $  --       $   --        $ 66,666
CEO and President (2) .....   2007   $183,333   $  --     $  --     $  3,104      $  --           $  --       $   --        $186,437

Stanley L. Schloz .........   2008   $ 19,833   $  --     $  --     $   --        $  --           $  --       $  2,000      $ 21,833
Chariman of the Board (3) .   2007   $ 62,333   $  --     $  --     $  3,104      $  --           $  --       $ 11,000      $ 76,437

Dr. Andrew M. Kennedy .....   2008   $ 70,000   $  --     $  --     $   --        $  --           $  --       $   --        $ 70,000
CMO (4) ...................   2007   $220,000   $  --     $  --     $  3,104      $  --           $  --       $   --        $223,104

Adam Lowe .................   2008   $ 66,666   $  --     $  --     $   --        $  --           $  --       $   --        $ 66,666
COO (5) ...................   2007   $183,333   $  --     $  --     $  5,326      $  --           $  --       $   --        $188,659

Michael A. Kramarz ........   2008   $ 64,291   $  --     $  --     $   --        $  --           $  --       $   --        $ 64,291
Chief Financial Officer (6)   2007   $ 74,833   $  --     $  --     $   --        $  --           $  --       $   --        $ 74,833

     (1) Ms. Lindstrom was appointed to the Company's Board of Directors on June 25, 2007. On January 4, 2008, Ms. Lindstrom was elected Chairman of the Board. On February 18, 2008, Ms. Lindstrom was elected
          President and CEO with an annual salary of $200,000. On June 25, 2007,
          Ms. Lindstrom was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.37 per share. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year;
          1/3 vest in two years. On July 6, 2007, Ms. Lindstrom was granted options to purchase 100,000 shares of our common stock at a per share exercise price of $0.40 which vest in one year. On December 19, 2007, Ms. Lindstrom was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year.

     (2)  Mr. Green was  appointed to the  Company's  Board of Directors on July
          26, 2006. Mr. Green has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $180,000. On June 25, 2007 the Board of Directors appointed
          Mr.  Green Chief  Executive  Officer  and  approved an increase in Mr.
          Green's annual salary to $200,000. On February 18, 2008, Mr. Green resigned as Chief Executive Officer and resigned from the Company's
          Board of Directors. On December 19, 2006, Mr. Green was granted options to purchase 10,000 shares of our common stock at a per share

                                       23

          exercise price of $0.45 and vest in one year. On December 19, 2007, Mr. Green was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year. These options were cancelled upon resignation.

     (3) Mr. Schloz was appointed President on November15, 2004. Pursuant to his agreement, he was to receive annual compensation of $54,000. On July 27, 2006, the Company's Board of Directors authorized an increase in annual compensation to $68,000. Also on that date, the Board of Directors authorized a $10,000 bonus. Mr. Schloz also receives $12,000 annually for service on the Company's Board of Directors. On June 25, 2007, Mr. Schloz was elected as the Company's Chairman of the Board and subsequently stepped down as President and Chief Executive Officer. On December 27, 2007, Mr. Schloz resigned from the Company's Board of Directors. On December 19, 2006, Mr. Schloz was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.45 and vest in one year.

     (4) Dr. Kennedy was appointed to the Company's Board of Directors on July 26, 2006. Dr. Kennedy has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $240,000. On January 28, 2008, Dr. Kennedy resigned as an officer and resigned from the Company's Board of Directors. On December 19, 2006, Dr. Kennedy was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.45 and vest in one year. On December 19, 2007, Dr. Kennedy was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year. These options were cancelled upon resignation.

     (5) Mr. Lowe has an employment agreement with the Company's subsidiary, Oncologix Corporation, where his is to be paid an annual salary of $180,000. On June 25, 2007 the Board of Directors appointed Mr. Lowe Chief Operating Officer and approved an increase in Mr. Lowe's annual salary to $200,000. On February 18, 2008, Mr. Lowe resigned as Chief Operating Officer and resigned from the Company's Board of Directors. On June 25, 2007, Mr. Lowe was granted options to purchase 20,000 shares of our common stock at a per share exercise price of $0.38. These options vest as follows: 1/3 vest immediately; 1/3 vest in one year; 1/3 vest in two years. On December 19, 2007, Mr. Lowe was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year. These options were cancelled upon resignation.

     (6) Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. Effective January 1, 2008, Mr. Kramarz has been serving as Chief Financial Officer on a consulting basis.

EMPLOYMENT AGREEMENTS

          On July 26, 2006, the Company, through its subsidiary Oncologix Corporation, entered into an employment agreement with Dr. Andrew Kennedy whereby Dr. Kennedy is to serve as the Company's Chief Scientific and Medical Officer. The term of the agreement is two years, and will automatically extend for additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the agreement at least sixty days prior to such anniversary dates. The agreement provides that Dr. Kennedy will receive annual compensation of $240,000. Dr. Kennedy is to participate in any benefit plans provided to executive employees of the Company, and to a bonus at the discretion of the Board of Directors. He waived his salary for the months of August and September, 2007. This agreement was terminated upon resignation.

          On July 26, 2006, the Company, through its subsidiary Oncologix Corporation, entered into an employment agreement with Andrew Green whereby Mr. Green is to serve as the Company's Chief Executive Officer. The term of the agreement is two years, and will automatically extend for additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the agreement at least sixty days prior to such anniversary dates. The agreement provides that Mr. Green will receive annual compensation of $180,000. Mr. Green is to participate in any benefit plans provided to executive employees of the Company, and to a bonus at the discretion of the Board of Directors. Effective as of July 1, 2007, Mr. Green's annual compensation was increased to $200,000. This agreement was terminated upon resignation.

          On July 26, 2006, the Company, through its subsidiary Oncologix Corporation, entered into an employment agreement with Adam Lowe whereby Mr. Lowe is to serve as the Company's Chief Operating Officer. The term of the agreement is two years, and will automatically extend for additional one year term on each anniversary date unless the term is modified or terminated in accordance with the terms of the agreement at least sixty days prior to such anniversary dates. The agreement provides that Mr. Lowe will receive annual compensation of $180,000. Mr. Lowe is to participate in any benefit plans provided to executive employees of the Company, and to a bonus at the discretion of the Board of Directors. Effective as of July 1, 2007, Mr. Lowe's annual compensation was increased to $200,000. This agreement was terminated upon resignation.


                                   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END


                                                  Option awards
 -----------------------------------------------------------------------------------------------------------------
                                                         Equity incentive
                                                            plan awards:
                          Number of         Number of        number of
                         securities       securities        securities
                         underlying       underlying        underlying
                        unexercised       unexercised       unexercised
Name and Principal        options           options          unearned        Option exercise    Option expiration
    Position         (#) Exercisable  (#) Unexercisable     options (#)          price($)              date
    --------         ---------------  -----------------     -----------          --------              ----

Judy Lindstrom           13,333             6,667                --            $    0.37            06/26/17
                        100,000              --                  --            $    0.40            07/06/13
                         10,000              --                  --            $    0.24            12/19/17


Michael A. Kramarz       45,000              --                  --            $    1.33            09/16/12
                         10,000              --                  --            $    0.53            12/12/12
                         30,000              --                  --            $    0.50            10/06/13
                         50,000              --                  --            $    0.23            07/15/14
                         20,000              --                  --            $    0.17            03/24/15
                        100,000              --                  --            $    0.40            03/22/13



                                                     Stock awards
                        -------------------------------------------------------------------------------
                                                                  Equity incentive    Equity incentive
                                                                   plan awards:        plan awards:
                                                                     number of       market or payout
                             Number of         Market value      unearned shares,   value of unearned
                        shares or units of  of shares or units    units or other     shares, units or
                         stock that have   of stock that have   rights that have   other rights that
                          not vested (#)      not vested ($)      not vested (#)    have not vested ($)
                          --------------      --------------      --------------    -------------------

Judy Lindstrom                --                  $   --                --                $   --
                              --                  $   --                --                $   --
                              --                  $   --                --                $   --


Michael A. Kramarz            --                  $   --                --                $   --
                              --                  $   --                --                $   --
                              --                  $   --                --                $   --
                              --                  $   --                --                $   --
                              --                  $   --                --                $   --
                              --                  $   --                --                $   --

Options Grants

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





                                                         DIRECTOR COMPENSATION


                                                                                    Non-qualified
                         Fees earned                                 Nonequity        deferred
Name and Principal       or paid in       Stock       Option      incentive plan    compensation      All Other         All Other
     Position             cash ($)      awards($)    awards($)    compensation($)    earnings($)    compensation($)      Total($)
     --------             --------      ---------    ---------    ---------------    -----------    ---------------      --------
Barry Griffith            $ 2,000         $  --      $ 1,828           $  --            $  --           $  --            $ 3,828

Dr. Steven Kurtzman       $ 1,000         $  --      $ 1,828           $  --            $  --           $  --            $ 2,828

Anthony Silverman         $ 1,000         $  --      $  --             $  --            $  --           $  --            $ 1,000

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

          All of the directors waived all fees for the months of August and September, 2007, and Dr. Kennedy waived his salary for the same period. In addition, Mr. Schloz waived his salary as Chairman for the month of August, 2007. Board members have not waived any monthly fees since October 2007.

                                       26



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

          The following table sets forth as of September 15, 2009, certain information with regard to the beneficial ownership of our common stock held by
(i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:

                      Name and Address                           Amount and Nature            Percent
Title of Class        of Beneficial Owner (2)                    of Beneficial Owner (1)    of Class (1)
--------------        -----------------------                    -----------------------    ------------
Common Stock          Judy Lindstrom                                  100,000 (4)             0.06%

Common Stock          Michael Kramarz                                 255,000 (5)             0.16%

Common Stock          Barry Griffith                                  509,000 (6)             0.33%

Common Stock          Anthony Silverman                            22,600,302 (7)            14.49%

Common Stock          Investor Company                             10,736,745 (8)             6.89%
                      c/o Mountainview Asset Mgmt. 5J5131
                      77 Bloor Street W., 3rd Floor
                      Toronto, Ontario  M4Y 2T1

Common Stock          Michele De Gregorio, MD                       8,361,369 (9)             5.36%
                      4550 Northridge Court
                      West Bloomfield, MI  48323

Common Stock          Andrew Kennedy, MD                           13,949,738 (10)            8.95%
                      307 Devonhall Lane
                      Cary, NC  27518

Common Stock          Jeff Franco                                  13,949,738 (11)            8.95%
                      6501 Autumn Wind Circle
                      Clarksville, MD  21029

Common Stock          All directors and executive officers         23,464,302                14.96%
                      as a group


      Less than 1%

     (1) Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.

     (2)  A person is deemed to be the beneficial  owner of securities  that can be acquired within 60 days from September 8, 2009 through the exercise of any option,  warrant or other right. Shares of Common Stock subject to options,  warrants or rights  which are  currently  exercisable  or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed  outstanding  for computing  the  percentage of any other person.
     (3)  The amounts and  percentages  in the table are based upon  155,900,625 shares of Common Stock outstanding as of September 8, 2009

     (4)  Includes 100,000 shares subject to vested options.

     (5)  Includes 255,000 shares subject to vested options.

     (6) Includes 500,000 shares subject to vested options and 9,000 shares of stock underlying units held.

     (7) Includes 70,000 shares subject to vested options, direct ownership of 24,403,524 shares

     (8)  Includes direct ownership of 10,736,745 shares.

     (9)  Includes direct ownership of 8,361,369 shares.

     (10) Includes direct ownership of 13,949,738 shares indicated of which 8,369,842 are subject to an escrow agreement.

     (11) Includes direct ownership of 13,949,738 shares indicated of which 8,369,842 are subject to an escrow agreement.

                                       27

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE


          On March 23, 2005, we issued to Anthony Silverman, a former member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31, 2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 9, 2008, the investor elected to convert $81,700 in principal and interest into 1,634,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion. Mr. Silverman elected to extend $2,299 in accrued interest until March 31, 2009 which is convertible at $0.15 per share. The Company recognized $47,658 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          On July 7, 2006, we issued to Mr. Silverman another Convertible Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. The Company subsequently recorded a beneficial conversion feature of $66,667 in conjunction with the private placement issued on December 4, 2006. This latter note was payable at the end of 90 days following the date of issue, accrues interest at the rate of 10% per annum and is convertible into our common stock at a conversion price of $0.30 per common share. Mr. Silverman subsequently agreed to extend this note until January 14, 2008. During fiscal 2007, we expensed $66,667 as interest and finance charges as a result of amortizing the beneficial conversion feature. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, the investor elected to convert $237,973 in principal and interest into 4,759,452 shares of common stock at an exercise price of $0.05 per share. The Company recognized $158,648 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          On December 15, 2006, we issued to Mr. Silverman a 16-day promissory note, for bridge financing in the amount of $200,000. This note accrued interest at a rate of 10% per annum and was due in full, including accrued interest, on December 31, 2006. On December 29, 2006, Mr. Silverman agreed to extend this note until January 31, 2007 and then further extended until December 15, 2007. In connection with a $25,000 principal payment on November 30, 2007, Mr. Silverman agreed to extend the balance of the note to January 14, 2008. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. At the time the promissory note was extended in May 2008, the Company did not recognize any beneficial conversion feature on the reclassification of this promissory note to a convertible promissory note. On June 9, 2008, the investor elected to convert $175,000 in principal into 3,500,000 shares of common stock at an exercise price of $0.05 per share. The Company recognized $116,667 in conversion expense as a result of the reduction of the conversion price to induce conversion. Mr. Silverman elected to extend $28,383 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

          On April 13, 2007, we issued to Mr. Silverman a 45-day promissory note for bridge financing in the amount of $400,000. This note accrued interest at a rate of 8% per annum and was due in full, including accrued interest on May 28, 2007. This note has been extended until July 31, 2007 and then further extended until December 15, 2007. On November 30, 2007, Mr. Silverman agreed to extend the note to January 14, 2008. During May 2008, Mr. Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. At the time the note was extended, during May 2008, the Company did not recognize any beneficial conversion feature on the reclassification of this promissory note to a convertible promissory note. On June 9, 2008, the investor elected to convert $400,000 in principal into 8,000,000 shares of common stock at an exercise price of $0.05 per share. The Company recognized $266,667 in conversion expense as a result of the reduction of the conversion price to induce conversion. Mr. Silverman elected to extend $33,140 in accrued interest until December 4, 2008 which is convertible at $0.15 per share.

On June 9, 2008, we issued to Mr. Silverman a convertible promissory note for extended interest expense in the amount of $63,822. This note accrued interest at a rate of 10% per annum and was due, including accrued interest on March 31, 2009. In fiscal 2009, $63,822 of principal plus accrued interest was converted into common stock. See Note 14, Subsequent Events for further information on this conversion.

          On October 13, 2008, the company entered into a Stock Purchase Agreement with its CEO and President, Anthony Silverman to sell 1,500,000 shares of common stock at $0.01 per share. The shares were issued in October 2008.

Director Independence

The board has determined that one of the current directors would qualify as independent director as that term is defined in the listing standards of the NYSE Amex. Such independence definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                          August 31, 2008       August 31, 2007
                                          ---------------       ---------------
         (i)     Audit Fees                 $   66,381            $   105,000
         (ii)    Audit Related Fees         $   48,480            $    41,000
         (iii)   Tax Fees                   $    8,089            $     9,000
         (iv)   All Other Fees              $    5,521            $      --



ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2) Exhibits

       Number                                   Description of Filing                               Method
       ------                                   ---------------------                               ------

         2.1           Agreement of Merger and Plan of Reorganization between BestNet                (9)
                       Communications Corp, Oncologix Corporation and JDA Medical
                       Technologies, Inc.

         3.1           Articles of Incorporation, as originally filed with the Nevada                (1)
                       Secretary of State on February 19, 1998, and as amended to date

         3.3           Certificate of Amendment to Articles of Incorporation, as originally          (6)
                       filed with the Nevada Secretary of State.

         3.4           Amended Certificate of Designations, Rights, Preferences and                  (6)
                       Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

         3.5           Amended Certificate of Designations, Rights, Preferences and                  (6)
                       Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

         3.6           Amended Certificate of Designations, Rights, Preferences and                  (6)
                       Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

         3.7           Amended and Restated Bylaws of BestNet Communications Corp.                   (8)

         3.8           Certificate of Amendment of Articles of Incorporation, as originally          (11)
                       filed with the Nevada Secretary of State.

          4            2000 Incentive Stock Plan                                                     (2)

         4.1           Form of Unit Purchase Agreement                                               (7)

        10.1           Securities Purchase Agreement between Wavetech and the investor and           (3)
                       the Placement Agent

        10.2           Registration Rights Agreement between Wavetech, the Investor and the          (3)
                       Placement Agent

        10.3           Registration Right Agreement                                                  (3)

        10.4           Securities Purchase Agreement                                                 (3)

        10.5           Product Customization Agreement                                               (4)

        10.6           Purchase Agreement by and among Softalk, Inc., Interpretel (Canada)           (5)
                       Inc. and Wavetech International, Inc. dated October 25, 1999

        10.7           Amendment No. 1 to Amended and Restated License Agreement                     (5)

        10.8           Amended and Restated License Agreement                                        (5)

        10.9           Share Exchange Agreement by and among Wavetech International, Inc.,           (5)
                       Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999

        10.10          Minutes of Settlement between BestNet Communications Corp. and                (8)
                       Softalk, Inc.

        10.11          Lease Agreement Dated November 1, 2005, by and between Noto's                 (10)
                       Properties LLC. and Bestnet

        10.12          Lease Agreement Dated July 25, 2006, by and between R & J Ventures            (10)
                       LLC. and Oncologix Corporation

                                                    30



        10.13          Lease Agreement Dated July 12, 2006, by and between Office Suites Plus        (10)
                       and Oncologix Corporation

        10.14          Form of Note and Warrant Purchase Agreement between BestNet and               (10)
                       Mountainview Opportunistic Growth Fund LP

        10.15          Form of Note Purchase Agreement Issued July 7, 2006                           (10)

        10.16          Franco Consulting Agreement                                                   (9)

        10.17          Kennedy Employment Agreement                                                  (9)

        10.18          Green Employment Agreement                                                    (9)

        10.19          Lowe Employment Agreement                                                     (9)

        10.20          License to Fountain Pharmaceuticals, Inc.                                     (11)

        14.1           Oncologix Tech, Inc. Code of Ethics                                           (6)

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

        32.1           Section 906 Certification of Andrew M. Green                                   *

        32.2           Section 906 Certification of Michael A. Kramarz                                *

        31.1           Certification of Chief Executive Officer                                       *

        31.2           Certification of Chief Financial Officer                                       *

         99            Consent of Chisholm, Bierwolf, Nilson & Morrill, LLC.                          *

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

(11) Incorporated  by  reference  to the Form  10-KSB for the fiscal  year ended
     August 31, 2007

                                       31

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



                                            ONCOLOGIX TECH, INC.


Date:  November 4, 2009                     By:   /s/  Anthony Silverman
                                               --------------------------------
                                                       Anthony Silverman
                                                       Chief Executive Officer
                                                       and President


Date:  November 4, 2009                     By:   /s/  Michael A. Kramarz
                                               --------------------------------
                                                       Michael A. Kramarz
                                                       Chief Financial Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Anthony Silverman                              Date:  November 4, 2009
   --------------------------------------------------
          Anthony Silverman, Chief Executive Officer,
          President and Director

By:  /s/  Michael A. Kramarz                             Date:  November 4, 2009
   --------------------------------------------------
          Michael A. Kramarz, Chief Financial Officer

By:  /s/  Barry Griffith                                 Date:  November 4, 2009
   --------------------------------------------------
          Barry Griffith, Director