Form 10-Q
period 2008-11-30
Oncologix Tech Inc.
filed 2009-11-18
CIK 799694

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended November 30, 2008.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from           to
                                            ----------   ----------.

                         Commission File Number 0-15482

                              ONCOLOGIX TECH, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                              86-1006416
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                  P.O. Box 8832
                           Grand Rapids, MI 49518-8832
                    (Address of principal executive offices)

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

As of October 20, 2009, there were 157,150,627 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]


================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

IMPORTANT NOTICE........................................................       3

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2008
    (Unaudited) and August 31, 2008.....................................       4

Condensed Consolidated Statements of Operations (Unaudited)
    for the three-month period ended November 30, 2008 and 2007.........       5

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)..       6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
    three-month period ended November 30, 2008 and 2007.................       7

Notes to Condensed Consolidated Financial Statements (Unaudited)........       8

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................      24

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.......      30

ITEM 4. Controls and Procedures.........................................      30

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...............................................      31

ITEM 1A. Risk Factors...................................................      31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.....      31

ITEM 3. Defaults Upon Senior Securities.................................      32

ITEM 4. Submission of Matters to a Vote of Security Holders.............      32

ITEM 5. Other Information...............................................      32

ITEM 6. Exhibits........................................................      32

                                IMPORTANT NOTICE

          This Report was required to be filed on January 14, 2009. We were unable to meet that requirement because we lacked funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Report on Form 10-Q and the preparation and filing of delinquent Quarterly Reports on Form 10-Q for each of the two fiscal quarters following the end of our this quarter ended November 30, 2008.



                                            PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                        ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       November 30,     August 31,
                                                                                           2008            2008
                                                                                       ------------    ------------
                                                                                        (Unaudited)


                                     ASSETS


Current Assets:
     Cash and cash equivalents .....................................................   $        442    $      9,912
     Prepaid expenses and other current assets .....................................         25,774           6,659
     Prepaid commissions ...........................................................         46,810          75,511
                                                                                       ------------    ------------
         Total current assets ......................................................         73,026          92,082

Property and equipment (net of accumulated depreciation
     of $17,541 and $18,679) .......................................................          3,729           4,527
Deposits and other assets ..........................................................           --             2,691
Long-term assets of discontinued operations ........................................        120,832         141,017
                                                                                       ------------    ------------
             Total assets ..........................................................   $    197,587    $    240,317
                                                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Convertible notes payable (net of discount of $217,960 and $125,001) ..........   $  2,369,752    $  1,372,711
     Convertible notes payable  related parties ....................................         63,822          63,822
     Notes payable .................................................................         17,986            --
     Accounts payable and other accrued expenses ...................................        367,731         268,886
     Accrued interest payable ......................................................        126,201         124,548
     Current liabilities of discontinued operations ................................         95,349          95,349
                                                                                       ------------    ------------

         Total current liabilities .................................................      3,040,841       1,925,316
                                                                                       ============    ============

Convertible notes payable (net of discount of $0 and $279,212) .....................           --           810,788
                                                                                       ------------    ------------

             Total liabilities .....................................................      3,040,841       2,736,104
                                                                                       ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         295,862 and 295,862 shares issued and outstanding at
         November 30, 2008 and August 31, 2008, respectively .......................            296             296
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         141,911,034 and 136,117,314 shares issued at November 30, 2008 and
         August 31, 2008, respectively; 119,528,666 and 113,734,944 shares
         outstanding at November 30, 2008 and August 31, 2008, respectively ........        119,529         113,735
     Additional paid-in capital ....................................................     52,152,990      51,980,403
     Accumulated deficit ...........................................................    (55,116,069)    (54,590,221)
                                                                                       ------------    ------------

             Total stockholders' deficit ...........................................     (2,843,254)     (2,495,787)
                                                                                       ------------    ------------




             Total liabilities and stockholders' deficit ...........................   $    197,587    $    240,317
                                                                                       ============    ============


                       See accompanying notes to condensed consolidated financial statements.


                                                          4

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007



                                                      Three Months Ended
                                                  November 30,     November 30,
                                                     2008             2007
                                                 -------------    -------------

Operating expenses:
  General and administrative .................   $     222,513    $     224,432
  Depreciation and amortization ..............             416              515
                                                 -------------    -------------
  Total operating expenses ...................         222,929          224,947
                                                 -------------    -------------
  Loss from operations .......................        (222,929)        (224,947)
                                                 -------------    -------------

Other income (expense):
  Interest income ............................            --                229
  Interest and finance charges ...............        (259,140)        (468,780)
  Conversion expense .........................         (26,457)            --
  Loss on disposal of assets .................            (382)          (3,194)
  Other income (expense) .....................          (3,465)            --
                                                 -------------    -------------

  Total other income (expense) ...............        (289,444)        (471,745)
                                                 -------------    -------------
  Net loss from continuing operations ........        (512,373)        (696,692)
                                                 -------------    -------------

Discontinued operations:
  Operating loss from discontinued operations          (13,475)        (752,079)
                                                 -------------    -------------

  Net loss from discontinued operations ......         (13,475)        (752,079)
                                                 -------------    -------------
Net loss .....................................   $    (525,848)   $  (1,448,771)
                                                 =============    =============

Loss per common share, basic and diluted:
     Continuing operations ...................   $       (0.00)   $       (0.01)
     Discontinued operations .................           (0.00)           (0.01)
                                                 -------------    -------------
                                                 $       (0.00)   $       (0.02)
                                                 =============    =============

Weighted average number of shares
  outstanding  basic and diluted .............     116,929,837       71,024,909
                                                 =============    =============


     See accompanying notes to condensed consolidated financial statements.



                                   ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                    Preferred Stock                 Common Stock
                                             ----------------------------    ---------------------------
                                                Shares          Amount          Shares         Amount
                                             ------------    ------------    ------------   ------------
Balance, August 31, 2007 .................        443,162             443      70,975,616         70,976
Stock options exercised ..................           --              --            50,000             50
Stock based compensation .................           --              --              --             --
Issuance of stock for unit conversions ...       (147,300)           (147)        294,600            295
Issuance of stock for services ...........           --              --            55,102             55
Issuance of stock for interest ...........           --              --            65,707             65
Issuance of stock purchased ..............           --              --         3,000,000          3,000
Conversion of notes payable ..............           --              --        21,400,467         21,401
Conversion of notes payable -
   related parties .......................           --              --        17,893,452         17,893
Issuance of warrants for services ........           --              --              --             --
Beneficial conversion feature
   stock issued for interest .............           --              --              --             --
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --              --              --             --
Beneficial conversion feature -
Induced conversion expense notes payable .           --              --              --             --
Net loss .................................           --              --              --             --
                                             ------------    ------------    ------------   ------------

Balance, August 31, 2008 .................        295,862    $        296     113,734,944   $    113,735
                                             ============    ============    ============   ============
Stock based compensation .................           --              --              --             --
Issuance of stock for services ...........           --              --         2,000,000          2,000
Issuance of stock for interest ...........           --              --           793,720            794
Issuance of stock purchased ..............           --              --         3,000,000          3,000
Induced conversion expense - interest
   paid with stock .......................           --              --              --             --
Net loss .................................           --              --              --             --
                                             ------------    ------------    ------------   ------------

Balance, November 30, 2008 ...............        295,862    $        296     119,528,664   $    119,529
                                             ============    ============    ============   ============

                                                     6



                                   ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                              Additional                       Common
                                               Paid-in       Accumulated       Stock
                                               Capital        Deficit        Subscribed        Total
                                             ------------   ------------    ------------    ------------
Balance, August 31, 2007 .................     47,805,282    (49,908,557)          6,667      (2,025,189)
Stock options exercised ..................         11,450           --              --            11,500
Stock based compensation .................         36,267           --              --            36,267
Issuance of stock for unit conversions ...         29,312           --              --            29,460
Issuance of stock for services ...........         17,045           --            (6,667)         10,433
Issuance of stock for interest ...........         19,647           --              --            19,712
Issuance of stock purchased ..............         27,000           --              --            30,000
Conversion of notes payable ..............      1,132,480           --              --         1,153,881
Conversion of notes payable -
   related parties .......................        876,779           --              --           894,672
Issuance of warrants for services ........          4,686           --              --             4,686
Beneficial conversion feature
   stock issued for interest .............          2,320           --              --             2,320
Beneficial conversion feature and warrants
   issued - convertible notes payable ....        623,659           --              --           623,659
Beneficial conversion feature -
Induced conversion expense notes payable .      1,394,476           --              --         1,394,476
Net loss .................................           --       (4,681,664)           --        (4,681,664)
                                             ------------   ------------    ------------    ------------

Balance, August 31, 2008 .................   $ 51,980,403   $(54,590,221)   $       --      $ (2,495,787)
                                             ============   ============    ============    ============
Stock based compensation .................          2,238           --              --             2,238
Issuance of stock for services ...........         78,000           --              --            80,000
Issuance of stock for interest ...........         38,892           --              --            39,686
Issuance of stock purchased ..............         27,000           --              --            30,000
Induced conversion expense - interest
   paid with stock .......................         26,457           --              --            26,457
Net loss .................................           --         (525,848)           --          (525,848)
                                             ------------   ------------    ------------    ------------

Balance, November 30, 2008 ...............   $ 52,152,990   $(55,116,069)   $       --      $ (2,843,254)
                                             ============   ============    ============    ============


                  See accompanying notes to condensed consolidated financial statements.

                                                 6(Con't)



                               ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007



                                                                      For the Three Months Ended
                                                                      November 30,   November 30,
                                                                         2008           2007
                                                                      -----------    -----------
Operating activities:
      Net loss ....................................................   $  (525,848)   $(1,448,771)
          Net loss from discontinued operations.. .................        13,475        752,079
                                                                      -----------    -----------
          Net loss from continuing operations .....................      (512,373)      (696,692)

      Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization ...........................           416            515
          Loss on disposal of property and equipment ..............           382          3,194
          Stock based compensation expense ........................         2,238         60,484
          Amortization of discount on notes payable and warrants ..       186,253        354,698
          Induced conversion expense notes payable ................        26,457           --
          Issuance of stock and warrants for services .............        80,000          9,599
          Beneficial conversion feature - stock issued for interest        39,686           --
              Prepaid expenses and other current assets ...........         1,042          3,201
              Prepaid commissions .................................        28,701        (40,071)
              Deposits and other assets ...........................         2,691        (27,641)
              Accounts payable and other accrued expenses .........        98,845         26,764
              Accrued interest payable ............................         1,653         67,798
                                                                      -----------    -----------
      Net operating cash flows - continuing operations ............       (44,009)      (238,151)

      Net operating cash flows - discontinued operations.. ........           (30)      (611,103)
                                                                      -----------    -----------
      Net cash used in operating activities .......................       (44,039)      (849,254)
                                                                      -----------    -----------
Investing activities:
      Net investing cash flows  discontinued operations ...........         6,740         (2,672)
                                                                      -----------    -----------
      Net cash used in investing activities .......................         6,740         (2,672)
                                                                      -----------    -----------

Financing activities:
       Proceeds from exercise of stock options and warrants .......          --           11,500
       Proceeds from issuance of convertible notes payable ........          --        1,090,000
       Proceeds from issuance of notes payable - related parties ..          --          150,000
       Proceeds from purchase of common stock .....................        30,000           --
       Repayment of notes payable .................................        (2,171)        (2,027)
       Repayment of notes payable - related parties ...............          --          (25,000)
       Repayment of convertible notes payable - related parties ...          --         (100,000)
                                                                      -----------    -----------
Net cash provided by financing activities  continuing operations ..        27,829      1,124,473
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents ..............        (9,470)       272,547

Cash and cash equivalents, beginning of period ....................         9,912        141,691
                                                                      -----------    -----------

Cash and cash equivalents, end of period ..........................   $       442    $   414,238
                                                                      ===========    ===========


              See accompanying notes to condensed consolidated financial statements.

                                                 7

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION OF BUSINESS AND BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at August 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and have been restated to reflect discontinued operations. For further information, refer to the Company's financial statements, and footnotes thereto, for the fiscal year ended August 31, 2008, included in our Form 10-K for such fiscal year.

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

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NET LOSS PER COMMON SHARE

          Basic  earnings  (loss) per share is  calculated  by  dividing  income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Basic and diluted earnings per share for the three months ended November 30, 2008 and 2007 are as follows:

                                                      Three Months Ended
                                                 ------------------------------
                                                           November 30,
                                                 ------------------------------
                                                     2008             2007
                                                 -------------    -------------

Net loss attributable to common shareholders
      Continuing operations ..................   $    (512,373)   $    (696,692)
      Discontinued operations ................         (13,475)        (752,079)
                                                 -------------    -------------
                                                 $    (525,848)   $  (1,448,771)
                                                 =============    =============
Weighted average shares outstanding ..........     116,929,837       71,024,909
                                                 =============    =============
Loss per common share, basic and diluted:
      Continuing operations ..................   $       (0.00)   $       (0.01)
      Discontinued operations ................           (0.00)           (0.01)
                                                 -------------    -------------
                                                 $       (0.00)   $       (0.02)
                                                 =============    =============

          Due to the net losses in fiscal 2009 and fiscal 2008, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows:


                                          Three Months Ended November 30,
                                               2008            2007
                                           -------------   -------------
                                             Underlying      Underlying
Description                                Common Shares   Common Shares
-----------                                -------------   -------------
Convertible preferred stock ............         591,724         886,324
Convertible notes payable ..............            --        14,837,083
Options ................................            --           203,335
Warrants ...............................            --             7,188
                                           -------------   -------------
Total potentially dilutive securities...         591,724      15,933,930
                                           =============   =============

NOTE 3 - DISCONTINUED OPERATIONS

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



          Net assets related to discontinued operations of our Oncosphere assets are as follows:
                                                            November 30,     August 31,
                                                               2008            2008
                                                             --------        --------
Current assets of discontinued operations:
     Prepaid expenses and other current assets ...........   $   --          $   --
                                                             --------        --------

         Total current assets of discontinued operations..       --              --
                                                             --------        --------

Long-term assets of discontinued operations:
     Property and equipment ..............................    120,832         141,017
     Deposits and other assets ...........................       --              --
     Investment in joint venture .........................       --              --
                                                             --------        --------

         Total long-term assets of discontinued operations    120,832         141,017
                                                             --------        --------

Total assets of discontinued operations ..................   $120,832        $141,017
                                                             ========        ========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses .........   $ 95,349        $ 95,349
                                                             --------        --------

Total liabilities of discontinued operations .............   $ 95,349        $ 95,349
                                                             ========        ========

Net assets of discontinued operations ....................   $ 25,483        $ 45,668
                                                             ========        ========

                                          11

          The expenses shown below are part of the discontinued operations of our Oncosphere business.


                                               Three MonthsEnded November 30,
                                               ------------------------------
                                                     2008           2007
                                                  ---------      ---------
Operating expenses:
    General and administrative ...............    $    --        $  73,824
    Research and development .................         --          667,824
    Depreciation and amortization ............        9,608         10,448
                                                  ---------      ---------
    Total operating expenses .................        9,608        752,096
                                                  ---------      ---------
    Loss from operations .....................       (9,608)      (752,096)
                                                  ---------      ---------

Other income (expense):
    Interest income ..........................         --              202
    Loss on disposal of assets ...............       (3,837)          --
    Other income (expense) ...................          (30)          (185)
                                                  ---------      ---------
    Total other income (expense) .............       (3,867)            17
                                                  ---------      ---------
    Net loss from discontinued operations ....    $ (13,475)     $(752,079)
                                                  =========      =========


NOTE 4 -- STOCKHOLDERS EQUITY

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

UNITS:

          On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities:
(i) three shares of the Company's common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. Our Board of Directors again authorized the separation of the Units again in April 2008. On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock. On June 27, 2008, holders of 47,000 Units contributed $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock. As of November 30, 2008 and August 31, 2008, there were 295,862 and 295,862 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 295,862 shares of Series A Preferred Stock and 887,586 shares of common stock which is included in the issued and outstanding shares.

SUBSCRIBED COMMON STOCK:

          As of November 30, 2008 and August 31, 2008, there were no shares of subscribed stock issuable.

COMMON STOCK:

          Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase", as defined in the Merger Agreement between the Company and JDA (already released); (ii) 9,325,986 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the Clinical Approval Phase. On September 10, 2009, the remaining 22,382,368 shares in escrow were released back to the Company and subsequently retired.

          On October 13, 2008, the Company sold 1,500,000 shares of its common stock, to an accredited investor, under a stock purchase agreement at $0.01 per common share.

          On October 13, 2008, the Company sold 1,500,000 shares of its common stock, to Anthony Silverman, our President and CEO, under a stock purchase agreement at $0.01 per common share.

          On October 17, 2008, the Company issued 2,000,000 shares of its common stock to the University of Maryland in connection with the extension of the License Agreement. This License Agreement was terminated on April 7, 2009 and the shares were returned to the Company and subsequently retired.

          On October 29, 2008, the Company issued 793,720 shares of its common stock to holders of convertible promissory notes in lieu of an annual cash interest payment of $39,686.

WARRANTS:

          Details relative to the 5,899,159 outstanding warrants at November 30, 2008 and August 31, 2008, respectively are as follows:



          Date of                                   Number         Exercise           Expiration
           Grant                                  of Shares          Price               Date
--------------------------------------------  -----------------  ------------  -----------------------
First quarter of fiscal 2002                            25,000        $ 2.90         October 17, 2007
Second quarter of fiscal 2002                            5,751          1.19         January 30, 2008
Third quarter of fiscal 2002                         1,100,000          0.50           April 23, 2007
Second quarter of fiscal 2004                          100,000          0.32          January 8, 2007
Third quarter of fiscal 2004                            40,000          0.27           April 15, 2014
Fourth quarter of fiscal 2004                           10,000          0.29             June 4, 2009
Third quarter of fiscal 2006                           200,000          0.35           March 13, 2008
                                              -----------------

Outstanding, August 31, 2006                         1,480,751


Second quarter of fiscal 2007                         (100,000)         0.32          January 8, 2007
Second quarter of fiscal 2007                        2,158,326          0.50         December 4, 2008
Third quarter of fiscal 2007                        (1,100,000)         0.50           April 23, 2007
                                              -----------------

Outstanding, August 31, 2007                         2,439,077

First quarter of fiscal 2008                           (25,000)         2.90         October 17, 2007
First quarter of fiscal 2008                         3,633,332          0.50       September 17, 2009
Second quarter of fiscal 2008                           (5,750)         1.19         January 30, 2008
Second quarter of fiscal 2008                           57,500          0.40         December 3, 2009
Third quarter of fiscal 2008                          (200,000)         0.35           March 13, 2008
                                              -----------------

Outstanding, August 31, 2008                         5,899,159
                                              =================

First quarter of fiscal 2009                                 -
                                              -----------------

Outstanding, November 30, 2008                       5,899,159
                                              =================

                                                  14



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

          During the three month periods ended November 30, 2008 and 2007, zero and 50,000 employee options were exercised, respectively, zero and 10,000 options were forfeited, respectively and 25,000 and zero options expired. As of November 30, 2008, $2,299 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.18 years. Additional information relative to our employee options outstanding at November 30, 2008 is summarized as follows:

                                                              Options       Options
                                                            Outstanding   Exercisable
                                                            -----------   -----------

     Number of options ...................................    4,337,526     4,334,192
     Aggregate intrinsic value of options ................         --            --
     Weighted average remaining contractual term (years)..         3.00          2.94
     Weighted average exercise price .....................   $     0.69    $     0.69


          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November
30, 2008.

                                       15



NOTE 5 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

          Convertible notes payable consist of the following as of November 30, 2008 and August 31, 2008:

                                                                             November 30,        August 31,
                                                                                2008               2008
                                                                           ---------------    ----------------
12.0% convertible note due March 31, 2012 ..............................   $         2,712    $          2,712

8.0% convertible notes due March 31, 2009 (1) ..........................           200,000             200,000

6.0% convertible notes due March 31, 2009, net of a discount of
     $5,263 and $125,001 as of November 30, 2008 and August 31, 2008 (2)        1,289,737.           1,169,999

6.0% convertible notes due September 17, 2009, net of a discount of
     $212,697 and $279,212 as of November 30, 2008 and August 31, 2008 .           877,303             810,788
                                                                           ---------------    ----------------

Total unsecured convertible notes payable ..............................         2,369,752           2,183,499
Less:  Current portion .................................................        (2,369,752)         (1,372,711)
                                                                           ---------------    ----------------

Long-term portion ......................................................   $          --      $        810,788
                                                                           ===============    ================

(1) $75,000 in principal converted on July 27, 2009
(2)  $1,265,000 in principal converted on July 27, 2009


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

                                       16

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

          During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first three months of fiscal 2009, $41,560 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $480,000 of principal plus accrued interest was converted into common stock. See Note 11, Subsequent Events for further information on this conversion.

          During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first three months of fiscal 2009, $47,241 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $455,000 of principal plus accrued interest was converted into common stock. See
Note 11, Subsequent Events for further information on this conversion.

          During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first three months of fiscal 2009, $31,238 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $330,000 of principal plus accrued interest was converted into common stock. See Note 11, Subsequent Events for further information on this conversion.

          During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During fiscal 2008, $349,857 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature. During May 2008, the investors entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, holders of two $25,000 notes elected to convert $54,126 in principal and accrued interest into 1,082,522 shares of common stock at an exercise price of $0.05 per share. During June 2008, the three investors holding $450,000 in notes elected to convert $499,479 in principal and accrued interest into 9,989,589 shares of common stock at an exercise price of $0.05 per share. The Company recognized $434,201 in conversion expense as a result of the reduction of the conversion price to induce conversion. Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008. In fiscal 2009, $75,000 of principal plus accrued interest was converted into common stock. See Note 11, Subsequent Events for further information on this conversion.

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

          During  September  through  November  2007,  we  issued   twenty-seven
Convertible Promissory Notes in an aggregate principal amount of $1,090,000. These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory
Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During the first three months of fiscal 2009, $66,514 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. On October 29, 2008, the Company issued 793,720 shares of its common stock to holders of convertible promissory notes in lieu of an annual cash interest payment of $39,686. The company also recorded $26,457 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion. In November 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion. See Note 11, Subsequent Events for further information on this conversion.



CONVERTIBLE RELATED PARTY NOTES PAYABLE:

                                                                     November 30,     August 31,
                                                                         2008            2008
                                                                     ------------    ------------
10.0% convertible note due March 31, 2009 (1) ..................     $     63,822    $     63,822

                                                                     ------------    ------------

Outstanding unsecured related party convertible notes payable...     $     63,822    $     63,822
                                                                     ============    ============

(1) Note and accrued interest converted July 27, 2009


          On June 9, 2008, we issued to Mr. Silverman a convertible promissory note for extended interest expense in the amount of $63,822. this note accrued interest at a rate of 10% per annum and was due, including accrued interest on March 31, 2009. In fiscal 2009, $63,822 of principal plus accrued interest was converted into common stock. See Note 11, Subsequent Events for further information on this conversion.

OTHER NOTES PAYABLE:

          On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer's insurance premiums. The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2008

                                       19

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

RESEARCH AND DEVELOPMENT AGREEMENTS:

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

          On June 11, 2007, the Company entered into a six-month consulting agreement with a medical doctor. We agreed to pay $2,500 per month for this consulting contract. The doctor will provide inputs for the design and development of our microsphere, and provide us access to clinical facilities for the purposes of reviewing activities associated with the handling, use and administration of microsphere brachytherapy products. This doctor agreed to accept unregistered common stock as payment for his services. Accordingly, 22,689 shares, representing $6,667 in consulting fees are currently listed in subscribed common stock. These shares were issued in October 2007 and valued based on the average market price of our common stock. This contract was completed and never renewed.

CONSULTING CONTRACT

          In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had a consulting contract for the period of January 2008 through August 2008. During the three months ended November, 2008, we incurred an expense of $23,440 under that agreement.

NOTE 7 - LICENSE AGREEMENT

          The technology underlying the medical device that was formerly being developed by the Company was subject to a certain Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, as Licensee, and the University of Maryland (the "University") as Licensor. We assumed JDA's position in our acquisition of JDA.

          On April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland - Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement. Below were the details of the License Agreement prior to its termination.

NOTE 8 -- RELATED PARTY TRANSACTIONS

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 -- GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2009 and prior to achieving breakeven. Originally, as a result of the acquisition of JDA and the associated License Agreement with the University, the Company was required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. Due to the termination of the License Agreement in April 2009, we will not be required to raise these funds.

          As of the date of this report, we will need approximately $250,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable. This funding will allow us to maintain basic operations and to bring our public filings current and keep them current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in the implementation of our plans could affect the ability to obtain future debt and equity funding which may affect or ability to continue as a going concern.

NOTE 11 -- SUBSEQUENT EVENTS

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

          In February 2009, we entered into a Technology Agreement with Institut fur Umwelttechnologien GmbH, a German Company ("IUT") whereunder the parties have agreed that:

               (e) The Company has granted an exclusive license to a new IUT subsidiary, called "IUTM", to develop and manufacture products based on the Company's proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland - Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.

               (f) The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.

               (g) In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company's indebtedness.

               (h) The Company will transfer its marketing rights to its subsidiary, Oncologix Corporation and issued IUTM 10% of the equity ownership of that subsidiary.

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

          On March 1, 2009, Michael Kramarz, the Company's Chief Financial Officer, signed an additional six month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $90 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had a consulting contract for the period of January 2008 through February 2009. An additional six month consulting contract was signed on September 1, 2009, at the rate of $70 per hour worked.

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

          In November 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. These convertible notes were originally due on September 17, 2009. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operation

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

          This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2008.

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

GENERAL DISCUSSION

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

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2008 TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2007

General and Administrative Expense

          General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web-hosting expense and phone licenses. The medical device business expenses have been reported as discontinued operations in this report.

          General and administrative expense decreased to $222,513 during the three-month period ended November 30, 2008, from $224,432, a decrease of 1% or $1,919 from the comparable period in fiscal 2008. Stock based compensation expense decreased to $2,238 during the three-month period ended November 30, 2008, from $26,548 during the comparable period in fiscal 2008. This decrease was a result to canceling option agreements due to the termination of employees and resignation of directors. Legal and accounting expense decreased to $38,389 during the three-month period ended November 30, 2008, from $68,103 during the comparable period in fiscal 2008 due primarily to reduced legal and accounting services as a result of the suspension of operations as of December 31, 2007 as well as a suspension of our fiscal 2008 audit work. Press Release and board meeting expense decreased to $235 during the three-month period ended November 30, 2008, from $6,244 during the comparable period in fiscal 2008 due primarily to the suspension of operations on December 31, 2007 and holding telephonic board meetings to save on travel expenses. Licenses and fees increased to $83,566 during the three-month period ended November 30, 2008, from $3,567 during the comparable period in fiscal 2008 as a result of the issuance of 2,000,000 shares of stock to the University of Maryland to extend our License Agreement.

Depreciation and Amortization

          Depreciation and amortization decreased to $416 during the three-month period ended November 30, 2008, from $515 in the comparable period in fiscal 2008. The decrease in depreciation and amortization from fiscal 2009 to fiscal 2008 was the result of assets becoming fully depreciated during fiscal 2008.

Interest Income

          Consolidated interest income decreased to nil during the three-month period ended November 30, 2008, from $229, a decrease of $229, or 100%, from the comparable period in fiscal 2008. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

Interest and Finance Charges

          Consolidated interest and finance charges decreased to $259,140 for the three-month period ended November 30, 2008, from $468,780, a decrease of 45% or $209,640 for the comparable period in fiscal 2008. The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2008.

          A summary of interest and finance charges is as follows:


                                                            Three Months Ended
                                                               November 30,
                                                           ---------------------
                                                             2008         2007
                                                           --------     --------

Interest expense on nonconvertible notes .............     $    157     $ 13,130
Interest expense on convertible notes payable ........       41,339       61,130
Amortization of note payable discounts ...............      186,252      354,698
Other interest and finance charges ...................       31,392       39,822
                                                           --------     --------
Total interest and finance charges ...................     $259,140     $468,780
                                                           ========     ========

Discontinued Operations


          Loss from discontinued operations for our medical device business decreased to $13,475 for the three-month period ended November 30, 2008, from $752,079 during the comparable period during fiscal 2008 The decreased was a result of suspending operations on December 31, 2007.


                                                         Three Months Ended
                                                            November 30,
                                                       ------------------------
                                                          2008           2007
                                                       ---------      ---------
Operating expenses:
   General and administrative ....................     $    --        $  73,824
   Research and development ......................          --          667,824
   Depreciation and amortization .................         9,608         10,448
                                                       ---------      ---------
   Total operating expenses ......................         9,608        752,096
                                                       ---------      ---------
   Loss from operations ..........................        (9,608)      (752,096)
                                                       ---------      ---------

Other income (expense):
   Interest income ...............................          --              202
   Loss on disposal of assets ....................        (3,837)          --
   Other income (expense) ........................           (30)          (185)
                                                       ---------      ---------
   Total other income (expense) ..................        (3,867)            17
                                                       ---------      ---------
   Net loss from discontinued operations .........     $ (13,475)     $(752,079)
                                                       =========      =========


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

          On November 30, 2008, we had cash and cash equivalents of $442. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.



          Below is a summary listing for the next 12 months,  as of November 30,
2008, of our required  minimum cash  payments  including  our  short-term  notes payable, short-term convertible notes payable and their respective due dates. To the extent the  convertible  notes are not  converted,  funds for repayment will have to be raised through additional debt or equity financings.
                                                        Accrued
   Due Date    Interest Rate         Amount            Interest***      Total Owed       Convertible/Non-Convertible
   --------    -------------         ------            -----------      ----------       ---------------------------
07/27/2009(1)     10.00%               63,822             7,012            70,834       Converted at $0.05 on 7/27/09
03/31/2012(2)     12.00%                2,712             1,237             3,949       Convertible at $0.15 per share
   7/27/2009      8.00%                75,000            12,784            87,784       Converted at $0.05 on 7/27/09
 12/04/08 (3)     8.00%               125,000            12,548           137,548       Convertible at $0.15 per share
   7/27/2009      6.00%             1,265,000           122,481         1,387,481       Converted at $0.05 on 7/27/09
   1/22/2010      6.00%                30,000             3,847            33,847       Convertible at $0.30 per share
   9/17/2009      6.00%             1,090,000            83,828         1,173,828       Convertible at $0.30 per share

                              ----------------  ----------------  ----------------

                                  $ 2,651,534         $ 243,737       $ 2,895,271
                              ================  ================  ================

(1) Debt held by Anthony Silverman, our CEO, President and member of our Board of Directors.
(2) Debt held by Stanley Schloz, a former member of our Board of Directors.
(3)  Interest calculated through 08/31/09
***  Interest calculated to maturity or conversion




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



ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

          We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

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


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         None

ITEM 1A. Risk Factors

         No changes since filing of our Form 10-K for the year ended August 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

------------------------- ------------------------------- ----------------------------------------------------------------
      Date of Sale              Proceeds from Sale                 Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
    October 13, 2008                 $15,000              On October 13,  2008,  the  Company  sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    October 13, 2008                 $15,000              On October 13,  2008,  the  Company  sold  1,500,000  shares of common stock to its CEO, Anthony  Silverman at a price of $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    December 1, 2008                 $15,000              On  December  1, 2008,  the Company  sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    January 13, 2009                  $3,000              On January 13, 2009,  the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     March 17, 2009                  $15,000              On March 17, 2009, the Company sold 1,000,000  shares of common stock to an accredited investor at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      May 13, 2009                   $30,000              On May 13, 2009,  the Company sold  2,000,000  shares of common stock to three accredited investors at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      May 22, 2009                   $15,000              On May 22, 2009,  the Company sold  1,000,000  shares of common stock to an accredited investor at $0.015 per share.
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

                                                            31

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

          In November 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. These convertible notes were originally due on September 17, 2009. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion.

ITEM 6. Exhibits

              Exhibits.                         Description
              ---------                         -----------

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


Dated: November 17, 2009                    ONCOLOGIX TECH, INC.


                                            By:  /s/  Anthony Silverman
                                                -------------------------------
                                                      Anthony Silverman,
                                                      President and Chief
                                                      Executive Officer

                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz,
                                                      Chief Financial Officer