Form 10-Q
period 2009-02-28
Oncologix Tech Inc.
filed 2009-12-10
CIK 799694

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended February 28, 2009.

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
Yes      No  X
   -----   -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer     [ ]               Accelerated Filer            [ ]

Non-accelerated Filer       [ ]               Smaller Reporting Company    [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes      No  X
                                   -----   -----

As of December 8, 2009, there were 181,206,474 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes      No  X
                                                                -----   -----


================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

IMPORTANT NOTICE..........................................................     3

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2009
   (Unaudited) and August 31, 2008........................................     4

Condensed Consolidated Statements of Operations (Unaudited) for
   the three and six month periods ended February 28, 2009 and
   February 29, 2008......................................................     5

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)....     6

Condensed Consolidated Statements of Cash Flows (Unaudited) for
   the six-month period ended February 28, 2009 and February 29, 2008.....     7

Notes to Condensed Consolidated Financial Statements (Unaudited)..........     8

ITEM 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..............................................    24

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.........    31

ITEM 4. Controls and Procedures...........................................    31

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................    32

ITEM 1A. Risk Factors.....................................................    32

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......    33

ITEM 3. Defaults Upon Senior Securities...................................    33

ITEM 4. Submission of Matters to a Vote of Security Holders...............    33

ITEM 5. Other Information.................................................    33

ITEM 6. Exhibits..........................................................    33

     This Report was required to be filed on April 14, 2009. We were unable to meet that requirement because we lacked the funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Report on Form 10-Q and the preparation and filing of delinquent Quarterly Reports on Form 10-Q for the fiscal quarter following the end of our this quarter ended February 28, 2009.



                                            PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                        ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       February 28,     August 31,
                                                                                           2009            2008
                                                                                       ------------    ------------
                                                                                       (Unaudited)

                                                       ASSETS

Current Assets:
     Cash and cash equivalents .....................................................   $        252    $      9,912
     Prepaid expenses and other current assets .....................................         18,336           6,659
     Prepaid commissions ...........................................................         31,817          75,511
                                                                                       ------------    ------------
         Total current assets ......................................................         50,405          92,082

Property and equipment (net of accumulated depreciation
     of $17,968 and $18,679) .......................................................          3,534           4,527
Deposits and other assets ..........................................................           --             2,691
Investment in IUTM .................................................................          3,186            --
Marketing rights ...................................................................            212            --
Longterm assets of discontinued operations .........................................         37,472         141,017
                                                                                       ------------    ------------

             Total assets ..........................................................   $     94,809    $    240,317
                                                                                       ============    ============


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Convertible notes payable (net of discount of $146,915 and $125,001) ..........   $  2,440,797    $  1,372,711
     Convertible notes payable  related parties ....................................         63,822          63,822
     Notes payable .................................................................         11,372            --
     Accounts payable and other accrued expenses ...................................        452,116         268,886
     Accrued interest payable ......................................................        167,085         124,548
     Current liabilities of discontinued operations ................................          1,250          95,349
                                                                                       ------------    ------------

         Total current liabilities .................................................      3,136,442       1,925,316

Convertible notes payable (net of discount of $0 and $279,212) .....................           --           810,788
                                                                                       ------------    ------------

             Total liabilities .....................................................      3,136,442       2,736,104
                                                                                       ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         295,862 and 295,862 shares issued and outstanding at
         February 28, 2009 and August 31, 2008, respectively .......................            296             296
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         143,861,034 and 136,117,314 shares issued at February 28, 2009 and
         August 31, 2008, respectively; 121,478,664 and 113,734,944 shares
         outstanding at February 28, 2009 and August 31, 2008, respectively ........        121,179         113,735
     Additional paid-in capital ....................................................     52,078,161      51,889,552
     Accumulated deficit ...........................................................    (55,244,481)    (54,499,370)
     Noncontrolling interest .......................................................            212            --
     Common stock subscribed, underlying common shares of 300,000 and 0 ............          3,000            --
                                                                                       ------------    ------------

             Total stockholders' deficit ...........................................     (3,041,633)     (2,495,787)
                                                                                       ------------    ------------

             Total liabilities and stockholders' deficit ...........................   $     94,809    $    240,317
                                                                                       ============    ============


                       See accompanying notes to condensed consolidated financial statements.

                                                          4



                                          ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008



                                                            Three Months Ended                 Six Months Ended
                                                       February 28,     February 29,     February 28,     February 29,
                                                           2009             2008             2009             2008
                                                       -------------    -------------    -------------    -------------
Operating expenses:
  General and administrative .......................   $      99,921    $      78,840    $     322,433    $     303,272
  Depreciation and amortization ....................             426              600              843            1,115
                                                       -------------    -------------    -------------    -------------
  Total operating expenses .........................         100,347           79,440          323,276          304,387
                                                       -------------    -------------    -------------    -------------
  Loss from operations .............................        (100,347)         (79,440)        (323,276)        (304,387)
                                                       -------------    -------------    -------------    -------------

Other income (expense):
  Interest income ..................................            --                102             --                331
  Interest and finance charges .....................        (128,792)        (485,525)        (387,932)        (954,305)
  Conversion expense ...............................            --               --            (26,457)            --
  Loss on disposal of assets .......................            --               --               (382)          (3,194)
  Other income (expense) ...........................          (1,129)            --             (4,594)            --
                                                       -------------    -------------    -------------    -------------
  Total other income (expense) .....................        (129,921)        (485,423)        (419,365)        (957,168)
                                                       -------------    -------------    -------------    -------------
  Net loss from continuing operations ..............        (230,268)        (564,863)        (742,641)      (1,261,555)
                                                       -------------    -------------    -------------    -------------

Discontinued operations:
  Operating loss from discontinued operations ......         (11,111)        (378,170)         (24,586)      (1,130,249)
  Gain on disposal of discontinued operations ......          22,116             --             22,116             --
                                                       -------------    -------------    -------------    -------------
  Net gain (loss) from discontinued operations .....          11,005         (378,170)          (2,470)      (1,130,249)

  Less gain (loss) attributable to minority interest            --               --               --               --
                                                       -------------    -------------    -------------    -------------
Net gain (loss) from discontinued operations .......          11,005         (378,170)          (2,470)      (1,130,249)
                                                       -------------    -------------    -------------    -------------
Net loss before income taxes .......................        (219,263)        (943,033)        (745,111)      (2,391,804)

Income taxes .......................................            --               --               --               --
                                                       -------------    -------------    -------------    -------------
Net loss ...........................................   $    (219,263)   $    (943,033)   $    (745,111)   $  (2,391,804)
                                                       =============    =============    =============    =============

Gain (loss) per common share, basic and diluted:
     Continuing operations .........................   $       (0.00)   $       (0.01)   $       (0.01)   $       (0.02)
     Discontinued operations .......................            0.00            (0.00)           (0.00)           (0.01)
                                                       -------------    -------------    -------------    -------------
                                                       $       (0.00)   $       (0.01)   $       (0.01)   $       (0.03)
                                                       =============    =============    =============    =============
 Weighted average number of shares
  outstanding - basic and diluted ..................     121,313,664       71,536,237      119,109,641       71,280,573
                                                       =============    =============    =============    =============


                         See accompanying notes to condensed consolidated financial statements.





                                ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                               Preferred Stock                 Common Stock
                                        ----------------------------    ---------------------------
                                           Shares          Amount          Shares         Amount
                                        ------------    ------------    ------------   ------------

Balance, August 31, 2007 ............        443,162             443      70,975,616         70,976

Stock options exercised .............           --              --            50,000             50
Stock based compensation ............           --              --              --             --
Issuance of stock for unit
  conversions .......................       (147,300)           (147)        294,600            295
Issuance of stock for services ......           --              --            55,102             55
Issuance of stock for interest ......           --              --            65,707             65
Issuance of stock purchased .........           --              --         3,000,000          3,000
Conversion of notes payable .........           --              --        21,400,467         21,401
Conversion of notes payable -
   related parties ..................           --              --        17,893,452         17,893
Issuance of warrants for services ...           --              --              --             --
Beneficial conversion feature
   stock issued for interest ........           --              --              --             --
Beneficial conversion feature
   and warrants issued - convertible
   notes payable ....................           --              --              --             --
Beneficial conversion feature -
Induced conversion expense notes
   payable ..........................           --              --              --             --
Net loss ............................           --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance, August 31, 2008 ............        295,862    $        296     113,734,944   $    113,735
                                        ============    ============    ============   ============
Stock based compensation ............           --              --              --             --
Issuance of stock for services ......           --              --         2,150,000          2,150
Issuance of stock for interest ......           --              --           793,720            794
Issuance of stock purchased .........           --              --         4,500,000          4,500
Induced conversion expense - interest
   paid with stock ..................           --              --              --             --
Sale of noncontrolling interest .....           --              --              --             --
Net loss ............................           --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance, February 28, 2009 ..........        295,862    $        296     121,178,664   $    121,179
                                        ============    ============    ============   ============


               See accompanying notes to condensed consolidated financial statements.

                                                  6



                                         ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                      (CONTINUED)



                                          Additional                      Common
                                           Paid-in       Accumulated       Stock       Noncontrolling
                                           Capital         Deficit       Subscribed       Interest         Total
                                        ------------    ------------    ------------    ------------    ------------

Balance, August 31, 2007 ............     47,805,282     (49,908,557)          6,667            --        (2,025,189)

Stock options exercised .............         11,450            --              --              --            11,500
Stock based compensation ............         36,267            --              --              --            36,267
Issuance of stock for unit
  conversions .......................         29,312            --              --              --            29,460
Issuance of stock for services ......         17,045            --            (6,667)           --            10,433
Issuance of stock for interest ......         19,647            --              --              --            19,712
Issuance of stock purchased .........         27,000            --              --              --            30,000
Conversion of notes payable .........      1,132,480            --              --              --         1,153,881
Conversion of notes payable -
   related parties ..................        876,779            --              --              --           894,672
Issuance of warrants for services ...          4,686            --              --              --             4,686
Beneficial conversion feature
   stock issued for interest ........          2,320            --              --              --             2,320
Beneficial conversion feature
   and warrants issued - convertible
   notes payable ....................        623,659            --              --              --           623,659
Beneficial conversion feature -
Induced conversion expense notes
   payable ..........................      1,303,625            --              --              --         1,303,625
Net loss ............................           --        (4,590,813)           --              --        (4,590,813)
                                        ------------    ------------    ------------    ------------    ------------

Balance, August 31, 2008 ............   $ 51,889,552    $(54,499,370)   $       --      $       --      $ (2,495,787)
                                        ============    ============    ============    ============    ============
Stock based compensation ............          3,410            --              --              --             3,410
Issuance of stock for services ......         79,350            --              --              --            81,500
Issuance of stock for interest ......         38,892            --              --              --            39,686
Issuance of stock purchased .........         40,500            --             3,000            --            48,000
Induced conversion expense - interest
   paid with stock ..................         26,457            --              --              --            26,457
Sale of noncontrolling interest .....           --              --              --               212             212
Net loss ............................       (745,111)           --              --              --          (745,111)
                                        ------------    ------------    ------------    ------------    ------------

Balance, February 28, 2009 ..........   $ 52,078,161    $(55,244,481)   $      3,000    $        212    $ (3,041,633)
                                        ============    ============    ============    ============    ============


                        See accompanying notes to condensed consolidated financial statements.

                                                       6 (Con't)



                               ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008



                                                                     For the Six Months Ended
                                                                   February 28,      February 29,
                                                                      2009              2008
                                                                   -----------       -----------
Operating activities:
    Net loss ...................................................   $  (745,111)      $(2,391,804)
        Net loss from discontinued operations ..................         2,470         1,130,249
                                                                   -----------       -----------
        Net loss from continuing operations ....................      (742,641)       (1,261,555)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ..........................           843             1,115
        Loss on disposal of property and equipment .............           382             3,194
        Stock based compensation expense .......................         3,410            11,282
        Amortization of discount on notes payable and warrants .       257,298           704,131
        Induced conversion expense notes payable ...............        26,457              --
        Issuance of stock and warrants for services ............        81,500            15,119
        Beneficial conversion feature  stock issued for interest        39,686             2,320
            Prepaid expenses and other current assets ..........         8,480            10,176
            Prepaid commissions ................................        43,694            (5,839)
            Deposits and other assets ..........................         2,691           (12,648)
            Accounts payable and other accrued expenses ........       183,230            22,417
            Accrued interest payable ...........................        42,537            95,901
                                                                   -----------       -----------
    Net operating cash flows - continuing operations ...........       (52,433)         (414,387)

    Net operating cash flows - discontinued operations .........          (246)         (820,930)
                                                                   -----------       -----------
    Net cash used in operating activities ......................       (52,679)       (1,235,317)
                                                                   -----------       -----------
Investing activities:
    Investment in joint venture ................................        (3,186)             --
                                                                   -----------       -----------
    Net investing cash flows  continuing operations ............        (3,186)             --

    Net investing cash flows  discontinued operations ..........         6,990            (1,534)
                                                                   -----------       -----------
    Net cash used in investing activities ......................         3,804            (1,534)
                                                                   -----------       -----------
Financing activities:
     Proceeds from exercise of stock options and warrants ......          --              11,500
     Proceeds from issuance of convertible notes payable .......          --           1,090,000
     Proceeds from issuance of notes payable  related parties ..          --             150,000
     Proceeds from issuance of common stock ....................        48,000              --
     Repayment of notes payable ................................        (8,785)          (18,897)
     Repayment of notes payable  related parties ...............          --             (25,000)
     Repayment of convertible notes payable  related parties ...          --            (100,000)
                                                                   -----------       -----------
Net cash provided by financing activities  continuing operations        39,215         1,107,603
                                                                   -----------       -----------
     Net increase (decrease) in cash and cash equivalents ......        (9,660)         (129,248)

     Cash and cash equivalents, beginning of period ............         9,912           141,691
                                                                   -----------       -----------
     Cash and cash equivalents, end of period ..................   $       252       $    12,443
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

NET LOSS PER COMMON SHARE

          Basic  earnings  (loss) per share is  calculated  by  dividing  income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Basic and diluted earnings per share for the three months and six months ended February 28, 2009 and 2008 are as follows:



                                                                   Three Months Ended                  Six Months Ended
                                                              ------------------------------    ------------------------------
                                                               February 28,     February 29,     February 28,     February 29,
                                                              -------------    -------------    -------------    -------------
                                                                  2009             2008             2009             2008
                                                              -------------    -------------    -------------    -------------
Net loss attributable to common shareholders
      Continuing operations ...............................   $    (230,268)   $    (564,863)   $    (742,641)   $  (1,261,555)
      Discontinued operations .............................          11,005         (378,170)          (2,470)      (1,130,249)
                                                              -------------    -------------    -------------    -------------
                                                              $    (219,263)   $    (943,033)   $    (745,111)   $  (2,391,804)
                                                              =============    =============    =============    =============
 Weighted average shares outstanding ......................     121,313,664       71,536,237      119,109,641       71,280,573
                                                              =============    =============    =============    =============
Loss per common share, basic and diluted:
      Continuing operations ...............................   $       (0.00)   $       (0.01)   $       (0.01)   $       (0.02)
      Discontinued operations .............................            0.00            (0.00)           (0.00)           (0.01)
                                                              -------------    -------------    -------------    -------------
                                                              $       (0.00)   $       (0.01)   $       (0.01)   $       (0.03)
                                                              =============    =============    =============    =============


          Due to the net losses in fiscal 2009 and fiscal 2008, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.

                                       9

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



          Net assets related to discontinued operations of our Oncosphere assets are as follows:


                                                                  February 28,     August 31,
                                                                      2009            2008
                                                                   ----------      ----------
Current assets of discontinued operations:
     Prepaid expenses and other current assets ..................  $     --        $     --
                                                                   ----------      ----------

         Total current assets of discontinued operations ........        --              --
                                                                   ----------      ----------

Long-term assets of discontinued operations:
     Property and equipment .....................................      37,472         141,017
                                                                   ----------      ----------

         Total long-term assets of discontinued operations.......      37,472         141,017
                                                                   ----------      ----------

Total assets of discontinued operations .........................  $   37,472      $  141,017
                                                                   ==========      ==========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses ................  $    1,250      $   95,349
                                                                   ----------      ----------

Total liabilities of discontinued operations ....................  $    1,250      $   95,349
                                                                   ==========      ==========

Net assets of discontinued operations ...........................  $   36,222      $   45,668
                                                                   ==========      ==========

                                              11



          The expenses shown below are part of the discontinued operations of our Oncosphere business.


                                                               Three Months Ended               Six Months Ended
                                                           February 28,    February 29,    February 28,    February 29,
                                                           ------------    ------------    ------------    ------------
                                                               2009            2008            2009            2008
                                                           ------------    ------------    ------------    ------------
Operating expenses:
    General and administrative .........................   $      1,404    $     43,917    $      1,404    $    126,491
    Research and development ...........................           --           312,573            --           971,648
    Depreciation and amortization ......................          9,081           9,814          18,689          20,263
                                                           ------------    ------------    ------------    ------------
    Total operating expenses ...........................         10,485         366,304          20,093       1,118,402
                                                           ------------    ------------    ------------    ------------
    Loss from operations ...............................        (10,485)       (366,304)        (20,093)     (1,118,402)
                                                           ------------    ------------    ------------    ------------

Other income (expense):
    Interest income ....................................           --                68            --               270
    Gain (loss) on disposal of assets ..................           (626)        (13,231)         (4,463)        (13,231)
    Other income (expense) .............................           --             1,297             (30)          1,114
                                                           ------------    ------------    ------------    ------------
    Total other income (expense) .......................           (626)        (11,866)         (4,493)        (11,847)
                                                           ------------    ------------    ------------    ------------
    Operating loss from discontinued operations ........        (11,111)       (378,170)        (24,586)     (1,130,249)
    Gain on disposal of discontinued operations ........         22,116            --            22,116            --
                                                           ------------    ------------    ------------    ------------
    Net gain (loss) from discontinued operations .......   $     11,005    $   (378,170)   $     (2,470)   $ (1,130,249)
                                                           ============    ============    ============    ============


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

UNITS:

          On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities:
(i)  three  shares of the  Company's  common  stock;  (ii) one share of Series A
Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred
Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. Our Board of Directors again authorized the separation of the Units again in April 2008. On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock. On June 27, 2008, holders of 47,000 Units contributed
$9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock. As of February 28, 2009 and August 31, 2008, there were 295,862 and
295,862 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 295,862 shares of Series A Preferred Stock and 887,586 shares of common stock which is included in the issued and outstanding shares.

                                       12

SUBSCRIBED COMMON STOCK:

          As of February 28, 2009, we have 300,000 shares of subscribed stock that are issuable for a stock purchase agreement with an accredited investor to sell those shares of common stock at $0.01 per share.



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
                                                          common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    November 3, 2009                 $25,000              On  November  3, 2009,  the Company  sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------

                                                            14


WARRANTS:

          Details relative to the 3,740,832 and 5,899,159 outstanding warrants at February 28, 2009 and August 31, 2008, respectively are as follows:

                          Date of                               Number         Exercise          Expiration               Wtd
                           Grant                              of Shares         Price              Date                Average
            -------------------------------------------   -----------------  ------------  ----------------------   --------------
            First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007             0.05
            Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008             0.00
            Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007             0.37
            Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007             0.02
            Third quarter of fiscal 2004                            40,000          0.27          April 15, 2014             0.01
            Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009             0.00
            Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008             0.05
                                                          -----------------                                         --------------

            Outstanding, August 31, 2006                         1,480,751                                                   0.50
                                                                                                                    ==============

            Second quarter of fiscal 2007                         (100,000)            0.32      January 8, 2007
            Second quarter of fiscal 2007                        2,158,327             0.50     December 4, 2008
            Third quarter of fiscal 2007                        (1,100,000)         0.50          April 23, 2007
                                                          -----------------

            Outstanding, August 31, 2007                         2,439,078

            First quarter of fiscal 2008                           (25,000)         2.90        October 17, 2007
            First quarter of fiscal 2008                         3,633,332             0.50   September 17, 2009
            Second quarter of fiscal 2008                           (5,751)            1.19     January 30, 2008
            Second quarter of fiscal 2008                           57,500             0.40     December 3, 2009
            Third quarter of fiscal 2008                          (200,000)            0.35       March 13, 2008
                                                          -----------------

            Outstanding, August 31, 2008                         5,899,159
                                                          =================

            Second quarter of fiscal 2009                       (2,158,327)         0.30        December 4, 2008
                                                          -----------------

            Outstanding, February 28, 2009                       3,740,832
                                                          =================

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

          During the six month periods ended February 28, 2009 and February 29, 2008 zero and 50,000 employee options were exercised, respectively, zero and 699,168 options were forfeited, respectively and 33,333 and 8,333 options expired. As of February 28, 2009, $1,126 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.09 years. Additional information relative to our employee options outstanding at February 28, 2009 is summarized as follows:

                                                              Options        Options
                                                            Outstanding     Exercisable
                                                           -------------   -------------
Number of options .....................................       4,369,192       4,355,858
Aggregate intrinsic value of options ..................     $      --       $      --
Weighted average remaining contractual term (years) ...            2.76            2.74
Weighted average exercise price .......................     $      0.68     $      0.68




          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February
28, 2009.v

NOTE 5 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

          Convertible notes payable consist of the following as of February 28, 2009 and August 31, 2008:

                                                                                  February 28,    August 31,
                                                                                     2009           2008
                                                                                  -----------    -----------
12.0% convertible note due March 31, 2012 ......................................  $     2,712    $     2,712

8.0% convertible notes due March 31, 2009 (1) ..................................      200,000        200,000

6.0% convertible notes due March 31, 2009, net of a discount of
     $0 and $125,001 as of February 28, 2009 and August 31, 2008 (2) ...........    1,295,000      1,169,999

6.0% convertible notes due September 17, 2009, net of a discount of
     $146,915 and $279,212 as of November 30, 2008 and August 31, 2008 .........      943,085        810,788
                                                                                  -----------    -----------

Total unsecured convertible notes payable ......................................    2,440,797      2,183,499
Less:  Current portion .........................................................   (2,440,797)    (1,372,711)
                                                                                  -----------    -----------

Long-term portion ..............................................................  $      --      $   810,788
                                                                                  ===========    ===========

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

          During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first six months of fiscal 2009, $43,073 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $480,000 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

          During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first six months of fiscal 2009, $49,317 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $455,000 of principal plus accrued interest was converted into common stock. See
Note 12, Subsequent Events for further information on this conversion.

          During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first six months of fiscal 2009, $32,611 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $330,000 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

          During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During fiscal 2008, $349,857 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature. During May 2008, the investors entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, holders of two $25,000 notes elected to convert $54,126 in principal and accrued interest into 1,082,522 shares of common stock at an exercise price of $0.05 per share. During June 2008, the three investors holding $450,000 in notes elected to convert $499,479 in principal and accrued interest into 9,989,589 shares of common stock at an exercise price of $0.05 per share. The Company recognized $434,201 in conversion expense as a result of the reduction of the conversion price to induce conversion. Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008. In fiscal 2009, $75,000 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

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

          During September through November 2007, we issued thirty-four Convertible Promissory Notes in an aggregate principal amount of $1,090,000. These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory
Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During the first six months of fiscal 2009, $132,297 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. On October 29, 2008, the Company issued 793,720 shares of its common stock to holders of convertible promissory notes in lieu of an annual cash interest payment of $39,686. The company also recorded $26,457 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion. In November 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion. See Note 12, Subsequent Events for further information on this conversion.



CONVERTIBLE RELATED PARTY NOTES PAYABLE:


                                                                                February 28,   August 31,
                                                                                   2009          2008
                                                                                -----------   -----------
10.0% convertible note due March 31, 2009 (1) .......................           $    63,822   $    63,822
                                                                                -----------   -----------

Outstanding unsecured related party convertible notes payable .......           $    63,822   $    63,822
                                                                                ===-=======   ===========

(1)  Note and accrued interest converted July 27, 2009



          On June 9, 2008, we issued to Mr. Silverman a convertible promissory note for extended interest expense in the amount of $63,822. this note accrued interest at a rate of 10% per annum and was due, including accrued interest on March 31, 2009. In fiscal 2009, $63,822 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

OTHER NOTES PAYABLE:

          On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer's insurance premiums. The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2008

                                                                                February 28,   August 31,
                                                                                   2009          2008
                                                                                -----------   -----------
9.35% note payable due July 1, 2009 ................................            $    11,372   $     --
                                                                                -----------   -----------

Outstanding unsecured related party convertible notes payable ......            $    11,372   $     --
                                                                                ===========   ===========

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

CONSULTING CONTRACT

          In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had a consulting contract for the period of January 2008 through August 2008. During the six months ended February 28, 2009, we incurred an expense of $26,900 under that agreement.

NOTE 7 - LICENSE AGREEMENT

          The technology underlying the medical device that was formerly being developed by the Company was subject to a certain Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, as Licensee, and the University of Maryland (the "University" as Licensor. We assumed JDA's position in our acquisition of JDA.

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

NOTE 9 - JOINT VENTURE

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

               (d) The Company will transfer its marketing rights to its subsidiary, Oncologix Corporation and issued IUTM 10% of the equity ownership of that subsidiary.

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


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 -- GOING CONCERN

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

NOTE 12 -- SUBSEQUENT EVENTS

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

          On April 1, 2009,we issued to Mr. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Mr. Lindstrom. This note accrues interest at a rate 06 6% per annum and is due on March 31, 2012. The note is convertible into shares of the Company's common stock at a rate of $0.05 per common share. Mr. Lindstrom signed an abstention to convert this note until December 1, 2009.

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

          In September 2009, holders of #1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. These shares were issued in November 2009. These convertible notes were originally due on September 17, 2009. The Company recognized #391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          On October 31, 2009, the Company entered in a note payable agreement to finance $19,200 of directors and officer's insurance premiums. The note bears interest at a rate of 8.99% per annum and is due in nine monthly installments of $2,214., including principal and interest, beginning on November 30, 2009.

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

          Our new mailing address is P.O. Box 8832, Grand Rapids, MI 49518-8832, telephone (616) 977-9933.

          During May 2008, we determined to dispose of most of the assets of the Oncosphere project. While this transaction was completed on February 27, 2009, the Company still had retained some assets which is being presented as discontinued operations for all periods shown

CRITICAL ACCOUNTING POLICIES

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

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2009 TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2008

General and Administrative Expense

          General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our telephone business and medical device business, which are included in the results from discontinued operations. General and administrative expenses that are specific to our telephone business include bad debt expense, agent's commissions, outside services, postage, web-hosting expense, phone licenses, customer support salaries, and commodity and excise taxes. General and administrative expenses that are specific to our medical device business include salaries, press releases, office expense, legal and accounting expense, telephone expense, rent expense and licenses and fees.

          General and administrative expense increased to $99,921 during the three-month period ended February 28, 2009, from $78,840, a increase of 27% or $21,081 from the comparable period in fiscal 2008. Stock based compensation expense increased to $1,173 during the three-month period ended February 28, 2009, from ($49,202) during the comparable period in fiscal 2008. This increase was a result to canceling option agreements due to the termination of employees and resignation of directors in fiscal 2008. Legal and accounting expense decreased to $18,202 during the three-month period ended February 28, 2009, from $82,427 during the comparable period in fiscal 2008 due primarily to reduced legal and accounting services as a result of the suspension of operations as of December 31, 2007 as well as a suspension of our fiscal 2008 audit work. Payroll and related expenses increased to $62,560 during the three-month period ended February 28, 2009, from $8,225 during the comparable period in fiscal 2008 due primarily to the accrual of salary for our Chief Executive Officer during fiscal 2009. Insurance expense decreased to $6,687 for the three-month period ended February 28, 2009, from $9,176 during the comparable period in fiscal 2008 due primarily to the reduced need for coverage with the closing of the physical offices. Outside services decreased to $18,151 during the three-month period ended February 28, 2009, from $30,050 during the comparable period in fiscal 2008 as a result of shifting of consulting fees to payroll for the Company's Chief Financial Officer.

          General and administrative expense increased to $322,433 during the six month period ended February 28, 2009, from $303,272, a increase of 6% or $19,161 from the comparable period in fiscal 2008. Licenses and fees expense increased to $87,132 during the six month period ended February 28, 2009, from $7,334 during the comparable period in fiscal 2008. This increase was a result of the issuance of 2,000,000 shares of stock to the University of Maryland to extend our License Agreement. Legal and accounting expense decreased to $56,592 during the six month period ended February 28, 2009, from $150,530 during the comparable period in fiscal 2008 due primarily to reduced legal and accounting services as a result of the suspension of operations as of December 31, 2007 as well as a suspension of our fiscal 2008 audit work. Payroll and related expenses increased to $112,560 during the six month period ended February 28, 2009, from $55,054 during the comparable period in fiscal 2008 due primarily to the accrual of salary for our Chief Executive Officer during fiscal 2009. Marketing and consulting expense decreased to $0 for the six month period ended February 28, 2009, from $24,369 during the comparable period in fiscal 2008 due consulting contracts in effect for fiscal 2008.

Depreciation and Amortization

          Depreciation and amortization decreased to $426 during the three-month period ended February 28, 2009, from $600 in the comparable period in fiscal 2008. The decrease in depreciation and amortization from fiscal 2008 to fiscal 2009 was the result of assets becoming fully depreciated during fiscal 2008.

          Depreciation and amortization decreased to $843 during the six-month period ended February 28, 2009, from $1,115 in the comparable period in fiscal 2008. The decrease in depreciation and amortization from fiscal 2008 to fiscal 2009 was the result of assets becoming fully depreciated during fiscal 2008.

Interest Income

          Consolidated interest income decreased to nil during the three-month period ended February 28, 2009, from $102, from the comparable period in fiscal 2008. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

          Consolidated interest income decreased to nil during the six-month period ended February 28, 2009, from $331, from the comparable period in fiscal 2008. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

Interest and Finance Charges

          Interest and finance charges decreased to $128,792 for the three-month period ended February 28, 2009, from $485,525, a decrease of 73% or $356,733 for the comparable period in fiscal 2008. The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2008.

          Interest and finance charges decreased to $387,932 for the six-month period ended February 28, 2009, from $954,305, a decrease of 59% or $566,373 for the comparable period in fiscal 2008. The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2008.



A summary of interest and finance charges is as follows:


                                                              Three Months Ended            Six Months Ended
                                                         February 28,   February 29,   February 28,   February 29,
                                                         ------------   ------------   ------------   ------------
                                                             2009           2008           2009           2008
                                                         ------------   ------------   ------------   ------------
Interest expense on nonconvertible notes .............   $        526   $     12,658   $        369   $     25,788
Interest expense on convertible notes payable.........         82,223         67,204         40,884        128,333
Amortization of note payable discounts ...............        257,298        351,752         71,046        706,450
Other interest and finance charges ...................         47,885         53,911         16,493         93,734
                                                         ------------   ------------   ------------   ------------
Total interest and finance charges ...................   $    387,932   $    485,525   $    128,792   $    954,305
                                                         ============   ============   ============   ============


Conversion Expense

          Conversion expense increased to $26,457 for the six-month period ended
February 28, 2009, from $0, an increase of more than 100% for the comparable period in fiscal 2008. The increase was due to the issuance of 793,720 shares of common stock to holders of convertible promissory notes in lieu of an annual cash interest payment as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion.





Discontinued Operations


          Gain from discontinued operations for our medical device business decreased to $12,255 for the three-month period ended February 28, 2009, from a loss from discontinued operations of $378,170 during the comparable period during fiscal 2008. The decrease was a result of suspending operations on December 31, 2007.



                                                               Three Months Ended               Six Months Ended
                                                           February 28,    February 29,    February 28,    February 29,
                                                           ------------    ------------    ------------    ------------
                                                               2009            2008            2009            2008
                                                           ------------    ------------    ------------    ------------
Operating expenses:
    General and administrative .........................   $      1,404    $     43,917    $      1,404    $    126,491
    Research and development ...........................           --           312,573            --           971,648
    Depreciation and amortization ......................          9,081           9,814          18,689          20,263
                                                           ------------    ------------    ------------    ------------
    Total operating expenses ...........................         10,485         366,304          20,093       1,118,402
                                                           ------------    ------------    ------------    ------------
    Loss from operations ...............................        (10,485)       (366,304)        (20,093)     (1,118,402)
                                                           ------------    ------------    ------------    ------------

Other income (expense):
    Interest income ....................................           --                68            --               270
    Gain (loss) on disposal of assets ..................           (626)        (13,231)         (4,463)        (13,231)
    Other income (expense) .............................           --             1,297             (30)          1,114
                                                           ------------    ------------    ------------    ------------
    Total other income (expense) .......................           (626)        (11,866)         (4,493)        (11,847)
                                                           ------------    ------------    ------------    ------------
    Operating loss from discontinued operations ........        (11,111)       (378,170)        (24,586)     (1,130,249)
    Gain on disposal of discontinued operations ........         22,116            --            22,116            --
                                                           ------------    ------------    ------------    ------------
    Net gain (loss) from discontinued operations .......   $     11,005    $   (378,170)   $     (2,470)   $ (1,130,249)
                                                           ============    ============    ============    ============



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

                                       29



contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated
Financial Statements for the year ended August 31, 2008, included as a part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.

          On February 28, 2009, we had cash and cash equivalents of $252. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.


          Below is a summary listing for the next 12 months,  as of February 28,
2009, of our required  minimum cash  payments  including  our  short-term  notes payable, short-term convertible notes payable and their respective due dates. To the extent the  convertible  notes are not  converted,  funds for repayment will have to be raised through additional debt or equity financings.
                                                               Accrued
     Due Date       Interest Rate       Amount                Interest***    Total Owed   Convertible/Non-Convertible
     --------       -------------       ------                -----------    ----------   ---------------------------
      07/27/2009(1)     10.00%               63,822             7,012            70,834   Converted at $0.05 on 7/27/09
      03/31/2012(2)     12.00%                2,712             1,237             3,949   Convertible at $0.15 per share
         7/27/2009      8.00%                75,000            12,784            87,784   Converted at $0.05 on 7/27/09
       12/04/08 (3)     8.00%               125,000            12,548           137,548   Convertible at $0.15 per share
         7/27/2009      6.00%             1,265,000           122,481         1,387,481   Converted at $0.05 on 7/27/09
         1/22/2010      6.00%                30,000             3,847            33,847   Convertible at $0.30 per share
         9/17/2009      6.00%             1,090,000            83,828         1,173,828   Converted at $0.05 on 9/17/09

                                    ----------------  ----------------  ----------------

                                        $ 2,651,534         $ 243,737       $ 2,895,271
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

                                       30

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
                                                          common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    November 3, 2009                 $25,000              On  November  3, 2009,  the Company  sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------



ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

          In November 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. These convertible notes were originally due on September 17, 2009. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price from $0.30 to $0.05 to induce conversion.

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


Dated: December 10, 2009                    ONCOLOGIX TECH, INC.


                                            By:  /s/  Anthony Silverman
                                               --------------------------------
                                                      Anthony Silverman,
                                                      President and Chief
                                                      Executive Officer

                                            By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz,
                                                      Chief Financial Officer