Form 10-Q
period 2009-05-31
Oncologix Tech Inc.
filed 2009-12-18
CIK 799694

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 31, 2009.

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

Large accelerated Filer   [ ]                 Accelerated Filer           [ ]

Non-accelerated Filer     [ ]                 Smaller Reporting Company   [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)  Yes      No  X
                                    -----   -----

As of December 8, 2009, there were 181,206,474 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes      No  X
                                                                -----   -----


================================================================================

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

IMPORTANT INFORMATION.....................................................     3

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2009 (Unaudited)
 and August 31, 2008......................................................     4

Condensed Consolidated Statements of Operations (Unaudited) for the
 three and nine month periods ended May 31, 2009 and 2008.................     5

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)....     6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
 nine month period ended May 31, 2009 and 2008............................     7

Notes to Condensed Consolidated Financial Statements (Unaudited)...........    8

ITEM 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations.................................................   23

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk.........    29

ITEM 4. Controls and Procedures...........................................    29

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................    31

ITEM 1A. Risk Factors.....................................................    31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......    31

ITEM 3. Defaults Upon Senior Securities...................................    31

ITEM 4. Submission of Matters to a Vote of Security Holders...............    31

ITEM 5. Other Information.................................................    32

ITEM 6. Exhibits..........................................................    32

                                IMPORTANT NOTICE

     This Report was required to be filed on July 15, 2009. We were unable to meet that requirement because we lacked funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Report on Form 10-Q and the preparation and filing of our upcoming Annual Report on Form 10-K for the year ended August 31, 2009.



                                            PART I: FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                        ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          May 31,       August 31,
                                                                                           2009            2008
                                                                                       ------------    ------------
                                                                                        (Unaudited)
                                     ASSETS

Current Assets:
     Cash and cash equivalents .....................................................   $     14,327    $      9,912
     Prepaid expenses and other current assets .....................................         11,771           6,659
     Prepaid commissions ...........................................................         17,253          75,511
                                                                                       ------------    ------------
              Total current assets .................................................         43,351          92,082

Property and equipment (net of accumulated depreciation
     of $18,380 and $18,679) .......................................................          3,122           4,527
Deposits and other assets ..........................................................           --             2,691
Investment in IUTM .................................................................          3,186            --
Marketing rights ...................................................................            212            --
Longterm assets of discontinued operations .........................................         32,349         141,017
                                                                                       ------------    ------------

                   Total assets ....................................................   $     82,220    $    240,317
                                                                                       ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Convertible notes payable (net of discount of $79,670 and $125,001) ...........   $  1,168,042    $  1,372,711
     Convertible notes payable  related parties ....................................        235,025          63,822
     Notes payable .................................................................          4,602            --
     Accounts payable and other accrued expenses ...................................        240,417         268,886
     Accrued interest payable ......................................................         79,640         124,548
     Current liabilities of discontinued operations ................................          1,625          95,349
                                                                                       ------------    ------------

         Total current liabilities .................................................      1,729,351       1,925,316

Convertible notes payable (net of discount of $0 and $279,212) .....................           --           810,788
                                                                                       ------------    ------------



             Total liabilities .....................................................      1,729,351       2,736,104
                                                                                       ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         295,862 and 295,862 shares issued and outstanding at
         May 31, 2009 and August 31, 2008, respectively ............................            296             296
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         144,861,034 and 136,117,314 shares issued at May 31, 2009 and
         August 31, 2008, respectively; 122,478,664 and 113,734,944 shares
         outstanding at May 31, 2009 and August 31, 2008, respectively .............        122,479         113,735
     Additional paid-in capital ....................................................     53,546,408      51,889,552
     Accumulated deficit ...........................................................    (56,866,354)    (54,499,370)
     Common stock subscribed, underlying common shares of 31,707,567 and 0 .........      1,550,378            --
     Noncontrolling interest .......................................................           (338)           --
                                                                                       ------------    ------------

             Total stockholders' deficit ...........................................     (1,647,131)     (2,495,787)
                                                                                       ------------    ------------

             Total liabilities and stockholders' deficit ...........................   $     82,220    $    240,317
                                                                                       ============    ============


                       See accompanying notes to condensed consolidated financial statements.

                                          ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008



                                                           Three Months Ended                 Nine Months Ended
                                                         May 31,          May 31,          May 31,          May 31,
                                                          2009             2008             2009             2008
                                                      -------------    -------------    -------------    -------------
Operating expenses:
  General and administrative ......................   $     (23,667)   $     153,573    $     298,766    $     456,845
  Depreciation and amortization ...................             413              473            1,255            1,587
                                                      -------------    -------------    -------------    -------------
  Total operating expenses ........................         (23,254)         154,046          300,021          458,432
                                                      -------------    -------------    -------------    -------------
  Loss from operations ............................          23,254         (154,046)        (300,021)        (458,432)
                                                      -------------    -------------    -------------    -------------

Other income (expense):
  Interest income .................................            --                  1             --                331
  Interest and finance charges ....................        (131,632)        (409,936)        (519,565)      (1,364,240)
  Conversion expense ..............................      (1,503,927)            --         (1,530,384)            --
  Loss on disposal of assets ......................            --               --               (382)          (3,194)
  Other income (expense) ..........................          (4,619)          (1,443)          (9,214)          (1,443)
                                                      -------------    -------------    -------------    -------------
  Total other income (expense) ....................      (1,640,178)        (411,378)      (2,059,545)      (1,368,546)
                                                      -------------    -------------    -------------    -------------
  Net loss from continuing operations .............      (1,616,924)        (565,424)      (2,359,566)      (1,826,978)
                                                      -------------    -------------    -------------    -------------
Discontinued operations:
  Operating loss from discontinued operations .....          (5,498)         (12,025)         (30,084)      (1,142,275)
  Gain on disposal of discontinued operations .....            --               --             22,116             --
                                                      -------------    -------------    -------------    -------------

Loss from discontinued operations .................          (5,498)         (12,025)          (7,968)      (1,142,275)
  Less loss attributable to noncontrolling interest            (550)            --               (550)            --
                                                      -------------    -------------    -------------    -------------
Net loss from discontinued operations .............          (4,948)         (12,025)          (7,418)      (1,142,275)
                                                      -------------    -------------    -------------    -------------

Net loss before income taxes ......................      (1,621,872)        (577,449)      (2,366,984)      (2,969,253)

Income taxes ......................................            --               --               --               --
                                                      -------------    -------------    -------------    -------------
Net loss ..........................................   $  (1,621,872)   $    (577,449)   $  (2,366,984)   $  (2,969,253)
                                                      =============    =============    =============    =============

Loss per common share, basic and diluted:
     Continuing operations ........................   $       (0.01)   $       (0.01)   $       (0.02)   $       (0.03)
     Discontinued operations ......................           (0.00)           (0.00)           (0.00)           (0.02)
                                                      -------------    -------------    -------------    -------------
                                                      $       (0.01)   $       (0.01)   $       (0.02)   $       (0.05)
                                                      =============    =============    =============    =============

Weighted average number of shares
  outstanding  basic and diluted ..................     122,196,055       71,877,987      120,149,751       71,481,165
                                                      =============    =============    =============    =============


                         See accompanying notes to condensed consolidated financial statements.





                                   ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                   Preferred Stock                  Common Stock
                                             ----------------------------    ----------------------------
                                                Shares          Amount          Shares          Amount
                                             ------------    ------------    ------------    ------------
Balance, August 31, 2007 .................        443,162             443      70,975,616          70,976

Stock options exercised ..................           --              --            50,000              50
Stock based compensation .................           --              --              --              --
Issuance of stock for unit conversions ...       (147,300)           (147)        294,600             295
Issuance of stock for services ...........           --              --            55,102              55
Issuance of stock for interest ...........           --              --            65,707              65
Issuance of stock purchased ..............           --              --         3,000,000           3,000
Conversion of notes payable ..............           --              --        21,400,467          21,401
Conversion of notes payable -
   related parties .......................           --              --        17,893,452          17,893
Issuance of warrants for services ........           --              --              --              --
Beneficial conversion feature
   stock issued for interest .............           --              --              --              --
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --              --              --              --
Beneficial conversion feature -
Induced conversion expense notes payable .           --              --              --              --
Net loss .................................           --              --              --              --
                                             ------------    ------------    ------------    ------------

Balance, August 31, 2008 .................        295,862    $        296     113,734,944    $    113,735
                                             ============    ============    ============    ============

Stock based compensation .................           --              --              --              --
Issuance of stock for services ...........           --              --         2,150,000           2,150
Issuance of stock for interest ...........           --              --           793,720             794
Issuance of stock purchased ..............           --              --         8,800,000           7,800
Induced conversion expense - interest
   paid with stock .......................           --              --              --              --
Returement of stock ......................           --              --        (2,000,000)         (2,000)
Induced conversion expense - conversion
   notes payable .........................           --              --              --              --
Conversion notes payable .................           --              --              --              --
Conversion notes payable - related parties           --              --              --              --
Sale of noncontrolling interest ..........           --              --              --              --
Net loss .................................           --              --              --              --
                                             ------------    ------------    ------------    ------------

Balance, May 31, 2009 ....................        295,862    $        296     123,478,664    $    122,479
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

                                            ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                         (Continued)



                                              Additional                        Common          Non-
                                                Paid-in       Accumulated       Stock        Controlling
                                                Capital        Deficit        Subscribed       Interest         Total
                                             ------------    ------------    ------------    ------------    ------------
Balance, August 31, 2007 .................     47,805,282     (49,908,557)          6,667            --        (2,025,189)

Stock options exercised ..................         11,450            --              --              --            11,500
Stock based compensation .................         36,267            --              --              --            36,267
Issuance of stock for unit conversions ...         29,312            --              --              --            29,460
Issuance of stock for services ...........         17,045            --            (6,667)           --            10,433
Issuance of stock for interest ...........         19,647            --              --              --            19,712
Issuance of stock purchased ..............         27,000            --              --              --            30,000
Conversion of notes payable ..............      1,132,480            --              --              --         1,153,881
Conversion of notes payable -
   related parties .......................        876,779            --              --              --           894,672
Issuance of warrants for services ........          4,686            --              --              --             4,686
Beneficial conversion feature
   stock issued for interest .............          2,320            --              --              --             2,320
Beneficial conversion feature and warrants
   issued - convertible notes payable ....        623,659            --              --              --           623,659
Beneficial conversion feature -
Induced conversion expense notes payable .      1,303,625            --              --              --         1,303,625
Net loss .................................           --        (4,590,813)           --              --        (4,590,813)
                                             ------------    ------------    ------------    ------------    ------------

Balance, August 31, 2008 .................   $ 51,889,552     (54,499,370)   $       --      $       --      $ (2,495,787)
                                             ============    ============    ============    ============    ============

Stock based compensation .................          1,030            --              --              --             1,030
Issuance of stock for services ...........         79,350            --              --              --            81,500
Issuance of stock for interest ...........         38,892            --              --              --            39,686
Issuance of stock purchased ..............         85,200            --            15,000            --           108,000
Induced conversion expense - interest
   paid with stock .......................         26,457            --              --              --            26,457
Returement of stock ......................        (78,000)           --              --              --           (80,000)
Induced conversion expense - conversion
   notes payable .........................      1,503,927            --              --              --         1,503,927
Conversion notes payable .................           --              --         1,465,331            --         1,465,331
Conversion notes payable - related parties           --              --            70,047            --            70,047
Sale of noncontrolling interest ..........           --              --              --               212             212
Net loss .................................           --        (2,366,984)           --              (550)     (2,367,534)
                                             ------------    ------------    ------------    ------------    ------------

Balance, May 31, 2009 ....................   $ 53,546,408    $(56,866,354)   $  1,550,378    $       (338)   $ (1,647,131)
                                             ============    ============    ============    ============    ============


                           See accompanying notes to condensed consolidated financial statements.

                                                         6(Con't)



                             ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31, 2009 AND 2008



                                                                   For the Nine Months Ended
                                                                    May 31,          May 31,
                                                                     2009              2008
                                                                   -----------    -----------
Operating activities:
    Net loss ...................................................   $(2,367,534)   $(2,969,253)
        Net loss from discontinued operations ..................         7,968      1,142,275
                                                                   -----------    -----------
        Net loss from continuing operations ....................    (2,359,566)    (1,826,978)

    Adjustments to reconcile net loss to net cash used
      in operating activities:
        Depreciation and amortization ..........................         1,255          1,587
        Loss on disposal of property and equipment .............           382          3,194
        Stock based compensation expense .......................         1,030         28,619
        Amortization of discount on notes payable and warrants .       324,543        987,591
        Induced conversion expense notes payable ...............     1,530,384           --
        Issuance of stock and warrants for services ............         1,500         15,119
        Beneficial conversion feature  stock issued for interest        39,686          2,320

    Changes in operating assets and liabilities:
        Prepaid expenses and other current assets ..............        15,045         15,998
        Prepaid commissions ....................................        58,258         24,661
        Deposits and other assets ..............................         2,691          1,915
        Accounts payable and other accrued expenses ............       206,556        132,253
        Accrued interest payable ...............................        86,648        175,307
                                                                   -----------    -----------
    Net operating cash flows  continuing operations ............       (91,588)      (438,414)

    Net operating cash flows  discontinued operations ..........          (246)      (826,935)
                                                                   -----------    -----------
    Net cash used in operating activities ......................       (91,834)    (1,265,349)
                                                                   -----------    -----------

Investing activities:
    Investment in joint venture ................................        (3,186)          --
                                                                   -----------    -----------
    Net investing cash flows  continuing operations ............        (3,186)          --

    Net investing cash flows  discontinued operations ..........         6,990         (1,534)
                                                                   -----------    -----------
    Net cash used in investing activities ......................         3,804         (1,534)
                                                                   -----------    -----------

Financing activities:
     Proceeds from exercise of stock options and warrants ......          --           11,500
     Proceeds from issuance of convertible notes payable .......          --        1,090,000
     Proceeds from issuance of notes payable - related parties .          --          150,000
     Proceeds from conversion of units .........................          --           20,060
     Proceeds from the issuance of common stock ................       108,000           --
     Repayment of notes payable ................................       (15,555)       (18,897)
     Repayment of notes payable - related parties ..............          --          (25,000)
     Repayment of convertible notes payable  related parties ...          --         (100,000)
                                                                   -----------    -----------
Net cash provided by financing activities  continuing operations        92,445      1,127,663
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents ...........         4,415       (139,220)

Cash and cash equivalents, beginning of period .................         9,912        141,691
                                                                   -----------    -----------
Cash and cash equivalents, end of period .......................   $    14,327    $     2,471
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

NET LOSS PER COMMON SHARE

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Basic and diluted earnings per share for the three months and nine months ended May 31, 2009 and 2008 are as follows:




                                                     Three Months Ended                Nine Months Ended
                                               ------------------------------    ------------------------------
                                                  May 31,          May 31,          May 31,          May 31,
                                               -------------    -------------    -------------    -------------
                                                   2009             2008             2009             2008
                                               -------------    -------------    -------------    -------------
Net loss attributable to common shareholders
       Continuing operations ...............   $  (1,616,924)   $    (565,424)   $  (2,359,566)   $  (1,826,978)
       Discontinued operations .............          (4,948)         (12,025)          (7,418)      (1,142,275)
                                               -------------    -------------    -------------    -------------
                                               $  (1,621,872)   $    (577,449)   $  (2,366,984)   $  (2,969,253)
                                               =============    =============    =============    =============
Weighted average shares outstanding ........     122,196,055       71,877,987      120,149,751       71,481,165
                                               =============    =============    =============    =============

Loss per common share, basic and diluted:
       Continuing operations ...............   $       (0.01)   $       (0.01)   $       (0.02)   $       (0.03)
       Discontinued operations .............           (0.00)           (0.00)           (0.00)           (0.02)
                                               -------------    -------------    -------------    -------------
                                               $       (0.01)   $       (0.01)   $       (0.02)   $       (0.05)
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



     Net assets related to discontinued operations of our Oncosphere assets are as follows:

                                                              May 31,     August 31,
                                                               2009         2008
                                                             --------     --------
Current assets of discontinued operations:
     Prepaid expenses and other current assets ...........   $   --       $   --
                                                             --------     --------

         Total current assets of discontinued operations .       --           --
                                                             --------     --------

Long-term assets of discontinued operations:
     Property and equipment ..............................     32,349      141,017
     Investment in joint venture .........................       --           --
                                                             --------     --------

         Total long-term assets of discontinued operations     32,349      141,017
                                                             --------     --------

Total assets of discontinued operations ..................   $ 32,349     $141,017
                                                             ========     ========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses .........   $  1,625     $ 95,349
                                                             --------     --------

Total liabilities of discontinued operations .............   $  1,625     $ 95,349
                                                             ========     ========

Net assets of discontinued operations ....................   $ 30,724     $ 45,668
                                                             ========     ========

     The expenses shown below are part of the discontinued operations of our Oncosphere business.



                                                               Three Months Ended             Nine Months Ended
                                                             May 31,        May 31,        May 31,        May 31,
                                                           --------------------------    --------------------------
                                                              2009           2008           2009           2008
                                                           -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative .........................   $       375    $     1,716    $     1,779    $   128,206
    Research and development ...........................       971,648
    Depreciation and amortization ......................         5,123          9,650         23,812         29,914
                                                           -----------    -----------    -----------    -----------
    Total operating expenses ...........................         5,498         11,366         25,591      1,129,768
                                                           -----------    -----------    -----------    -----------
    Loss from operations ...............................        (5,498)       (11,366)       (25,591)    (1,129,768)
                                                           -----------    -----------    -----------    -----------

Other income (expense):
    Interest income ....................................          --             --             --              270
    Loss on disposal of assets .........................          --             (659)        (4,463)       (13,890)
    Other income (expense) .............................          --             --              (30)         1,113
                                                           -----------    -----------    -----------    -----------
    Total other income (expense) .......................          --             (659)        (4,493)       (12,507)
                                                           -----------    -----------    -----------    -----------

    Loss from discontinued operations ..................        (5,498)       (12,025)       (30,084)    (1,142,275)

    Gain on disposal of discontinued operations ........          --             --           22,116           --
                                                           -----------    -----------    -----------    -----------
       Loss from discontinued operations ...............        (5,498)       (12,025)        (7,968)    (1,142,275)

       Less loss attributable to noncontrolling interest          (550)          --             (550)          --
                                                           -----------    -----------    -----------    -----------

    Net loss from discontinued operations ..............   $    (4,948)   $   (12,025)   $    (7,418)   $(1,142,275)
                                                           ===========    ===========    ===========    ===========


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

UNITS:

     On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company's common stock; (ii) one share of Series A Convertible
Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).
The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's
Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February
2005. Our Board of Directors again authorized the separation of the Units again in April 2008. On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock.
On June 27, 2008,  holders of 47,000 Units contributed  $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock. As of May 31, 2009 and August 31, 2008, there were 295,862 and 295,862 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 295,862 shares of Series A
Preferred Stock and 887,586 shares of common stock which is included in the issued and outstanding shares.

SUBSCRIBED COMMON STOCK:

     As of May 31, 2009, we have 30,707,567 shares of subscribed stock that are issuable for the conversion of $1,535,378 in principal and accrued interest in convertible notes at a conversion price of $0.05 per share. An additional
1,000,000 shares of subscribed stock are issuable for a stock purchase agreement with an accredited investor at $0.015.

COMMON STOCK:

     Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase", as defined in the Merger Agreement between the Company and JDA (already released); (ii) 9,325,986 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii)
13,056,382  shares  upon the  completion  of the  Clinical  Approval  Phase.  On
September 10, 2009, the remaining 22,382,368 shares in escrow were released back to the Company and subsequently retired. Below is a listing of recent stock sales:

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
                                                          common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    November 3, 2009                 $25,000              On  November  3, 2009,  the Company  sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------

WARRANTS:

     Details relative to the 3,700,832 and 5,899,159 outstanding warrants at May
31, 2009 and August 31, 2008, respectively are as follows:


                     Date of                           Number         Exercise          Expiration
                      Grant                          of Shares          Price              Date
    -------------------------------------------   -----------------  ------------  ----------------------
    First quarter of fiscal 2002                            25,000        $ 2.90        October 17, 2007
    Second quarter of fiscal 2002                            5,751          1.19        January 30, 2008
    Third quarter of fiscal 2002                         1,100,000          0.50          April 23, 2007
    Second quarter of fiscal 2004                          100,000          0.32         January 8, 2007
    Third quarter of fiscal 2004                            40,000          0.27            May 31, 2009
    Fourth quarter of fiscal 2004                           10,000          0.29            June 4, 2009
    Third quarter of fiscal 2006                           200,000          0.35          March 13, 2008
                                                  -----------------

    Outstanding, August 31, 2006                         1,480,751


    Second quarter of fiscal 2007                         (100,000)            0.32      January 8, 2007
    Second quarter of fiscal 2007                        2,158,327             0.50     December 4, 2008
    Third quarter of fiscal 2007                        (1,100,000)         0.50          April 23, 2007
                                                  -----------------

    Outstanding, August 31, 2007                         2,439,078

    First quarter of fiscal 2008                           (25,000)         2.90        October 17, 2007
    First quarter of fiscal 2008                         3,633,332             0.50   September 17, 2009
    Second quarter of fiscal 2008                           (5,751)            1.19     January 30, 2008
    Second quarter of fiscal 2008                           57,500             0.40     December 3, 2009
    Third quarter of fiscal 2008                          (200,000)            0.35       March 13, 2008
                                                  -----------------

    Outstanding, August 31, 2008                         5,899,159
                                                  =================


    Second quarter of fiscal 2009                       (2,158,327)         0.30        December 4, 2008
    Third quarter of fiscal 2009                           (40,000)         0.27            May 31, 2009
                                                  -----------------

    Outstanding, May 31, 2009                            3,700,832
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

     During the nine month periods ended May 31, 2009 and 2008 zero and 50,000 employee options were exercised, respectively, 13,334 and 1,065,000 options were forfeited, respectively and 33,333 and 8,333 options expired. As of May 31, 2009, $0 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.02 years. Additional information relative to our employee options outstanding at May 31, 2009 is summarized as follows:

                                                            Options         Options
                                                          Outstanding     Exercisable
                                                         -------------   -------------
   Number of options .................................       4,355,858       4,355,858
   Aggregate intrinsic value of options ..............   $        --     $        --
   Weighted average remaining contractual term (years)            2.49            2.49
   Weighted average exercise price ...................   $        0.68   $        0.68


     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2009.

NOTE 5 -- NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

     Convertible notes payable consist of the following as of May 31, 2009 and August 31, 2008:

                                                                             May 31,       August 31,
                                                                              2009           2008
                                                                           -----------    -----------
12.0% convertible note due March 31, 2012 ..............................   $     2,712    $     2,712

8.0% convertible notes due December 4, 2008 ............................       125,000        200,000

6.0% convertible note due January 22, 2010, net of a discount of
     $0 and $125,001 as of May 31, 2009 and August 31, 2008 ............        30,000      1,169,999

6.0% convertible notes due September 17, 2009, net of a discount of
     $79,670 and $279,212 as of May 31, 2009 and August 31, 2008........     1,010,330       810,788
                                                                           -----------    -----------

Total unsecured convertible notes payable ..............................     1,168,042      2,183,499
Less:  Current portion .................................................    (1,168,042)    (1,372,711)
                                                                           -----------    -----------

Long-term portion ......................................................   $      --      $   810,788
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

     During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During the first nine months of fiscal 2009, $43,073 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $480,000 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

     During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During the first nine months of fiscal 2009, $49,317 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $455,000 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

     During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During the first nine months of fiscal 2009, $32,611 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In fiscal 2009, $330,000 of principal plus accrued interest was converted into common stock. See Note 12, Subsequent Events for further information on this conversion.

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

     During September through November 2007, we issued thirty-four Convertible Promissory Notes in an aggregate principal amount of $1,090,000. These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory
Note is convertible. The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes. During the first nine months of fiscal 2009, $199,542 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. On October 29, 2008, the Company issued 793,720 shares of its common stock to holders of convertible promissory notes in lieu of an annual cash interest payment of $39,686. The company also recorded $26,457 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion. In November 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion. See Note 12, Subsequent Events for further information on this conversion.



CONVERTIBLE RELATED PARTY NOTES PAYABLE:

                                                                         May 31,  August 31,
                                                                          2009       2008
                                                                        --------   --------
6.0% convertible note due March 31, 2012 (1) ........................   $235,025   $ 63,822

                                                                        --------   --------

Outstanding unsecured related party convertible notes payable........   $235,025   $ 63,822
                                                                        ========   ========


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

     On April 1, 2009, we issued to Ms.  Lindstrom,  our former Chief  Executive
Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and is due on March 31, 2012. The note is convertible into shares of the Company's common stock at a rate of $0.05 per common share. Ms. Lindstrom signed an abstention to convert this note until December 1, 2009.

OTHER NOTES PAYABLE:

     On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer's insurance premiums. The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2008.

                                                                        May 31,   August 31,
                                                                         2009       2008
                                                                        ------     ------
9.35% note payable due July 1, 2009 .................................   $4,602     $  --

                                                                        ------     ------

Outstanding unsecured related party convertible notes payable........   $4,602     $  --
                                                                        ======     ======

                                          19

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

     In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval. The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2009 at an hourly rate of $90. During the nine months ended May 31, 2009, we incurred an expense of $60,158 under these agreements.

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

NOTE 8 -- RELATED PARTY TRANSACTIONS

     In September 2009, the Company issued a 90-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000. Please see Note 12 for further information on this promissory note.

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

     In July 2009 convertible promissory note holders converted $1,546,098 in principal and accrued interest into 30,921,961 shares of common stock. The company also recorded $1,503,927 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion.

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

     In September 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. These shares were issued in November 2009. These convertible notes were originally due on September 17, 2009. The Company recognized $391,276 in conversion expense as a result of the reduction of the conversion price to induce conversion.

     On September 11, 2009, the Company issued a 90-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000. The note bears an interest rate of 6%

     On September 30, 2009, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,250,000 shares of common stock at $0.02 per share. The shares were issued in October 2009.

     On October 31, 2009, the Company entered into a note payable agreement to finance $19,200 of directors and officer's insurance premiums. The note bears interest at a rate of 8.99% per annum and is due in nine monthly installments of $2,214, including principal and interest, beginning on November 30, 2009.

     On November 3, 2009, the company entered into a Stock Purchase Agreement with an accredited investor to sell 1,250,000 shares of common stock at $0.02 per share. The shares were issued in November 2009.

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2009 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2008

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

     General and administrative expense decreased to ($23,667) during the three-month period ended May 31, 2009, from $153,573, a decrease of over 100% or $177,240 from the comparable period in fiscal 2008. Stock based compensation expense decreased to ($2,380) during the three-month period ended May 31, 2009, from $17,337 during the comparable period in fiscal 2008. This decrease was a result to canceling option agreements due to the resignation of directors in fiscal 2009. Legal and accounting expense decreased to $6,917 during the three-month period ended May 31, 2009, from $39,829 during the comparable period in fiscal 2008 due primarily to reduced legal and accounting services as a result of the suspension of operations as of December 31, 2007 as well as a suspension of our fiscal 2008 audit work. Payroll and related expenses increased to $41,797 during the three-month period ended May 31, 2009, from $0 during the comparable period in fiscal 2008 due to the accrual of salary for our Chief Executive Officer and salary for our Chief Financial Officer in accordance with his consulting agreement during fiscal 2009. Insurance expense decreased to $3,145 for the three-month period ended May 31, 2009, from $8,791 during the comparable period in fiscal 2008 due primarily to the reduced need for coverage with the closing of the physical offices. Outside services decreased to $637 during the three-month period ended May 31, 2009, from $12,702 during the comparable period in fiscal 2008 as a result of shifting of consulting fees to payroll for the Company's Chief Financial Officer. Marketing and consulting expense decreased to $0 for the three month period ended May 31, 2009, from $67,547 during the comparable period in fiscal 2008 due consulting contracts in effect for fiscal 2008. Licenses and fees expense decreased to ($76,828) during the three month period ended May 31, 2009, from $3,124 during the comparable period in fiscal 2008. This decrease was a result of the cancellation of 2,000,000 shares of stock originally issued to the University of Maryland to extend our License Agreement. This License Agreement was terminated in April 2009 and the shares were returned.

     General and administrative expense decreased to $298,766 during the nine month period ended May 31, 2009, from $456,845, a decrease of 35% or $158,079 from the comparable period in fiscal 2008. Legal and accounting expense decreased to $63,509 during the nine month period ended May 31, 2009, from $190,358 during the comparable period in fiscal 2008 due primarily to reduced legal and accounting services as a result of the suspension of operations as of December 31, 2007 as well as a suspension of our fiscal 2008 audit work. Payroll and related expenses increased to $154,357 during the nine month period ended May 31, 2009, from $125,228 during the comparable period in fiscal 2008 due to the accrual of salary for our Chief Executive Officer and salary for our Chief Financial Officer in accordance with his consulting agreement during fiscal 2009. Marketing and consulting expense decreased to $0 for the nine month period ended May 31, 2009, from $24,369 during the comparable period in fiscal 2008 due to consulting contracts in effect for fiscal 2008. Outside services decreased to $28,694 during the nine month period ended May 31, 2009, from $35,125 during the comparable period in fiscal 2008 as a result of shifting of consulting fees to payroll for the Company's Chief Financial Officer. Stock based compensation expense decreased to $1,031 during the nine month period ended May 31, 2009, from $14,683 during the comparable period in fiscal 2008. This decrease was a result to canceling option agreements due to the resignation of directors in fiscal 2009. Insurance expense decreased to $17,142 for the nine month period ended May 31, 2009, from $28,021 during the comparable period in fiscal 2008 due primarily to the reduced need for coverage with the closing of the physical offices.

Depreciation and Amortization

     Depreciation and amortization decreased to $413 during the three-month period ended May 31, 2009, from $473 in the comparable period in fiscal 2008. The decrease in depreciation and amortization from fiscal 2008 to fiscal 2009 was the result of assets becoming fully depreciated during fiscal 2008.

     Depreciation and amortization decreased to $1,255 during the nine-month period ended May 31, 2009, from $1,587 in the comparable period in fiscal 2008. The decrease in depreciation and amortization from fiscal 2008 to fiscal 2009 was the result of assets becoming fully depreciated during fiscal 2008.

Interest Income

     Interest income decreased to nil during the three-month period ended May 31, 2009, from $1, from the comparable period in fiscal 2008. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.

     Interest income decreased to nil during the nine-month period ended May 31, 2009, from $331, from the comparable period in fiscal 2008. The decrease is the result of carrying a lower average cash balance in our savings accounts as a result of financing troubles.



Interest and Finance Charges

     Interest and finance charges decreased to $131,632 for the three-month period ended May 31, 2009, from $409,936, a decrease of 68% or $278,304 for the comparable period in fiscal 2008. The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2008 as well as lower expensing of note discounts which were fully expensed in fiscal 2008.

     Interest and finance charges decreased to $519,565 for the nine-month period ended May 31, 2009, from $1,364,240, a decrease of 62% or $844,675 for the comparable period in fiscal 2008. The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2008 as well as lower expensing of note discounts which were fully expensed in fiscal 2008.

     A summary of interest and finance charges is as follows:


                                                  Three Months Ended         Nine Months Ended
                                                  May 31,     May 31,       May 31,     May 31,
                                                -----------------------   -----------------------
                                                   2009         2008         2009         2008
                                                ----------   ----------   ----------   ----------
Interest expense on nonconvertible notes ....   $      213   $     --     $      740   $      482
Interest expense on convertible notes payable       44,111       79,407      126,334      233,045
Amortization of note payable discounts ......       67,245      283,460      324,543      989,910
Other interest and finance charges ..........       21,563       47,069       67,948      140,803
                                                ----------   ----------   ----------   ----------
Total interest and finance charges ..........   $  133,132   $  409,936   $  519,565   $1,364,240
                                                ==========   ==========   ==========   ==========

Conversion Expense

Conversion Expense

     Conversion expense increased to $1,503,927 for the three-month period ended
May 31, 2009, from $0, an increase of more than 100% for the comparable period in fiscal 2008. The increase was due to the issuance of shares of common stock to holders of convertible promissory notes in lieu of an annual cash interest payment, as well as the conversion of convertible promissory notes, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions. See Note 5 for more information on these conversions.

     Conversion  expense increased to $1,530,834 for the nine-month period ended
May 31, 2009, from $0, an increase of more than 100% for the comparable period in fiscal 2008. The increase was due to the issuance of shares of common stock to holders of convertible promissory notes in lieu of an annual cash interest payment, as well as the conversion of convertible promissory notes, as a result of reducing the conversion price from $0.30 to $0.05 per share for theses conversions. See Note 5 for more information on these conversions.

Discontinued Operations

     Loss from discontinued operations for our medical device business decreased to $4,948 and $7,418 for the three and nine month periods ended May 31, 2009, respectively, from $12,025 and $1,142,275, respectively, during the comparable period during fiscal 2008. The decrease was a result of suspending operations on December 31, 2007.





                                                               Three Months Ended             Nine Months Ended
                                                             May 31,        May 31,        May 31,        May 31,
                                                           --------------------------    --------------------------
                                                              2009           2008           2009           2008
                                                           -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative .........................   $       375    $     1,716    $     1,779    $   128,206
    Research and development ...........................       971,648
    Depreciation and amortization ......................         5,123          9,650         23,812         29,914
                                                           -----------    -----------    -----------    -----------
    Total operating expenses ...........................         5,498         11,366         25,591      1,129,768
                                                           -----------    -----------    -----------    -----------
    Loss from operations ...............................        (5,498)       (11,366)       (25,591)    (1,129,768)
                                                           -----------    -----------    -----------    -----------

Other income (expense):
    Interest income ....................................          --             --             --              270
    Loss on disposal of assets .........................          --             (659)        (4,463)       (13,890)
    Other income (expense) .............................          --             --              (30)         1,113
                                                           -----------    -----------    -----------    -----------
    Total other income (expense) .......................          --             (659)        (4,493)       (12,507)
                                                           -----------    -----------    -----------    -----------

    Loss from discontinued operations ..................        (5,498)       (12,025)       (30,084)    (1,142,275)

    Gain on disposal of discontinued operations ........          --             --           22,116           --
                                                           -----------    -----------    -----------    -----------
       Loss from discontinued operations ...............        (5,498)       (12,025)        (7,968)    (1,142,275)

       Less loss attributable to noncontrolling interest          (550)          --             (550)          --
                                                           -----------    -----------    -----------    -----------

    Net loss from discontinued operations ..............   $    (4,948)   $   (12,025)   $    (7,418)   $(1,142,275)
                                                           ===========    ===========    ===========    ===========


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

     On May 31, 2009, we had cash and cash equivalents of $14,327. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.


     Below is a summary listing for the next 12 months, as of May 31, 2009, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

                                       28



   Due Date     Interest Rate          Amount       Accrued Interest*** Total Owed   Convertible/Non-Convertible
   --------     -------------          ------       ------------------------------   ---------------------------

  3/31/2012(1)     12.00%                2,712             1,237             3,949   Convertible at $0.15 per share
  12/4/2008(2)     8.00%               125,000            12,548           137,548   Convertible at $0.15 per share
    1/22/2010      6.00%                30,000             3,847            33,847   Convertible at $0.30 per share
 9/17/2009 (3)     6.00%             1,090,000            83,828         1,173,828   Convertible at $0.30 per share
                               ----------------  ----------------  ----------------

                                   $ 1,247,712         $ 101,460       $ 1,349,172
                               ================  ================  ================

(1) Debt held by Stanley Schloz, a former member of our Board of Directors.
(2)  Interest calculated through 08/31/09
(3)  Converted in September 2009
***  Interest calculated to maturity or conversion


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

                                       29

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


Dated: December 17, 2009                    ONCOLOGIX TECH, INC.


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