Form 10-K
period 2009-08-31
Oncologix Tech Inc.
filed 2010-03-17
CIK 799694

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                    For the fiscal year ended August 31, 2009

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

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. -  Yes [ ]    No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[ ] No[X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [ ]                      Accelerated Filer         [ ]

Non-accelerated Filer   [ ]                      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 1, 2010 was approximately $8,289,164 based on closing stock price of the registrant's common stock on that date.

The number of shares of Common Stock outstanding as of March 1, 2010 was 183,554,126.

                       Documents Incorporated By Reference

                                      None

================================================================================

                               TABLE OF CONTENTS


                                     PART I


Item 1        Description of Business.....................................     2

Item 1A       Risk Factors................................................     5

Item 1B       Unresolved Staff Comments...................................     7

Item 2        Properties..................................................     8

Item 3        Legal Proceedings...........................................     8

Item 4        Submission of Matters to a vote of Security Holders.........     8


                                     PART II


Item 5        Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...........     8

Item 6        Selected Financial Data.....................................    12

Item 7        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    12

Item 7A       Quantitative and Qualitative Disclosures About Market Risk..    18

Item 8        Financial Statements and Supplementary Data.................    18

Item 9        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    20

Item 9A(T)    Controls and Prodecures.....................................    20

Item 9B       Other Information...........................................    21


                                    PART III


Item 10       Directors, Executive Officers and Corporate Governance......    21

Item 11       Executive Compensation......................................    24

Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................    30

Item 13       Certain Relationships and Related Transactions, and
              Director Independence.......................................    30

Item 14       Principal Accountant Fees and Services......................    32


                                     PART IV


Item 15       Exhibits, Financial Statement Schedules.....................    33

              SIGNATURES..................................................    36

                                IMPORTANT NOTICE

          This Report was required to be filed on November 29, 2009. We were unable to meet that requirement because we lacked funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Report on Form 10-K and the preparation and filing of our upcoming Quarterly Report on Form 10-Q for the three months ended November 30, 2009.

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

          We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818. At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the "Oncosphere" (or "Oncosphere System"), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we suspended these activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

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

          We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. We have begun discussions with IUTM to determine our future business and financial relationships and plans, including the possibility of developing and commercializing other radiation-based medical products. Our plan is then to seek financing for the implementation of those plans. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.

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


The Microsphere Product

          The product being developed by IUTM is a microsphere intended for use as a means of micro-arterial brachytherapy in the treatment of soft tissue cancer tumors in the liver. Soft tissue tumors are connected to the blood supply and this kind of therapy is administered through the patient's blood supply system.

          Soft tissue tumors are among the most difficult forms of cancer to treat. If not cured by initial therapy, these tumors eventually become unresponsive to chemotherapy and spread (metastasize) throughout the body. While there has been some progress in recent years in treating these cancers with surgery and chemotherapy, the five-year survival rates remain less than five percent. We believe that there is a strong demand from patients and physicians confronting this type of cancer for effective, easy-to-use therapies with acceptable side effects. We believe that if and when it is fully developed and approved for use the IUTM product will provide such a therapy if developed.

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


GOVERNMENT REGULATION

          All activities in the development, manufacture and sale of cancer therapy products are and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. All those who are engaged in the manufacture of such products are required to adhere to applicable FDA regulations for Good

Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to test the device in human subjects through an IDE; the second is obtaining approval to market the device to the public for the treatment of specified diseases through a PMA. Separate FDA approval will be required for each such stage.

          If our discussions with IUTM and subsequent financing are successful, our business is expected to involve the importing, exporting, design, manufacture, distribution, use and storage of beta- and gamma-emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as "Agreement States." In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially in the U.S., we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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

          Reliance on Anthony Silverman's  Financial  Assistance.  Since October
22,  2003,  we have relied  substantially  on the advice and  assistance  of Mr.
Anthony Silverman, who became CEO and President on April 3, 2009, in structuring our financing, identifying sources of funding and acting as such a source himself. Mr. Silverman and his affiliates own 17,770,850 shares of our common stock (approximately 10% of the voting stock). Although we believe that Mr.
Silverman presently intends to continue rendering such assistance, there is no assurance that this assistance will continue as before.

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

Short Term  Indebtedness.  The following table  summarizes our required  current outstanding debt as of August 31, 2009,  including our short-term notes payable, short-term  convertible notes payable,  long-term  convertible notes payable and their  respective  due  dates.  To the  extent  the  convertible  notes  are not converted, funds for repayment will have to be raised through additional debt or equity financings.
                                                           Accrued
                                                           -------
       Due Date      Interest Rate       Amount          Interest***       Total Owed       Convertible/Non-Convertible
       --------      -------------       ------          -----------       ----------       ---------------------------
      1/22/2010 (1)     6.00%           $    30,000       $     3,847       $    33,847   Convertible at $0.30 per share
      9/17/2009 (2)     6.00%             1,090,000            83,828         1,173,828   Convertible at $0.30 per share
                                       ------------      ------------      ------------

                                        $ 1,120,000       $    87,675       $ 1,207,675
                                       ============      ============      ============

(1)  Converted into common stock in February 2010 at $0.05 per share.
(2)  Converted into common stock in September 2009 at $0.05 per share.
***  Interest calculated to maturity or conversion


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

          Dependence on IUTM for Information.  ALL OF THE STATEMENTS  CONCERNING
IUTM AND ITS PRODUCT DEVELOPMENT ARE BASED ON INFORMATION RECEIVED FROM OFFICERS
OF  IUTM.   WHILE  WE  BELIEVE  THEM  TO  BE  ACCURATE,   BECAUSE  OF  FINANCIAL
RESTRICTIONS, WE HAVE NO MEANS OF VERIFYING ANY OF THE INFORMATION.

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

                                       6

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

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Common Stock

          Our common stock is traded on the Pink Sheets beginning January 2009 when we were delisted from the OTC Bulletin Board. Our common shares trade on the Pink Sheets under the symbol "OCLG.PK". Prior to January 2009, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "OCLG.OB" The high and low close prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

                                                   High       Low
                                                   ----       ---
           FISCAL YEAR ENDED:
           August 31, 2009
           First Quarter                          $ 0.05    $ 0.03
           Second Quarter                         $ 0.04    $ 0.01
           Third Quarter                          $ 0.07    $ 0.02
           Fourth Quarter                         $ 0.06    $ 0.02

           FISCAL YEAR ENDED:
           August 31, 2008
           First Quarter                          $ 0.38    $ 0.34
           Second Quarter                         $ 0.34    $ 0.06
           Third Quarter                          $ 0.10    $ 0.02
           Fourth Quarter                         $ 0.05    $ 0.02

          The closing stock price of our common stock on January 7, 2010, was $0.04.

          Holders

          As of January 7, 2010, the Company had 295 shareholders of record of its common stock. As of January 7, 2010, 1,273 owners of our common stock held them in the names of various broker-dealers. As of January 7, 2010, the Company had one Unit holder of record. As of January 7, 2010, the Company had one owner of Units who held them in the names of various brokers.



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

          Recent Sales of Unregistered Securities

          The following table contains information regarding our sales of unregistered securities during the past two fiscal years. We have made additional sales of unregistered securities subsequent to our year end. See
"LIQUIDITY AND CAPITAL RESOURCES." The securities sold were a combination of promissory notes convertible into shares of our common stock, conversion of Unit preferred shares into common stock, and sales of common stock to accredited investors. The principal amount of each Note is equal to the amount borrowed from the investor.


------------------------- ------------------------------- ----------------------------------------------------------------
    Date of Issuance       Principal Amount of Note(s)                    Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
  September , October,              $1,090,000            During September through November 2007, we issued  twenty-seven
     November 2007                                        Convertible  Promissory Notes in an aggregate  principal amount of  $1,090,000.  These  Convertible  Promissory  Notes  are due
                                                          September  17, 2009,  bear interest at the rate of 6% per annum and are  convertible  into our common stock at a rate of $0.30.
                                                          The  Convertible  Promissory  Notes  were  issued  in a private offering of Units, each consisting of a Convertible  Promissory
                                                          Note and a warrant  for the  purchase  of the  number of common
                                                          shares  into  which  each   Convertible   Promissory   Note  is
                                                          convertible.  The  warrants  expire on  September  17, 2009 and have an  exercise  price of $0.50 per share.  We  recognized  a discount of $180,330  related to the  warrants and a beneficial conversion  feature  of  $318,330  related to these  notes.  On
                                                          October 29,  2008,  the Company  issued  793,720  shares of its common  stock to holders  of  convertible  promissory  notes in lieu  of an  annual  cash  interest  payment  of  $39,686.  The company  also  recorded  $26,457  in  conversion  expense  as a result of  reducing  the  conversion  price from $0.30 to $0.05 per share for this  conversion.  In September 2009,  holders of
                                                          $1,090,000  in  principal  and  $83,828  in  accrued   interest
                                                          converted  their notes into  23,476,566  shares of common stock
                                                          at  a  conversion  price  of  $0.05.  The  Company   recognized
                                                          $391,276 in conversion  expense as a result of the reduction of the conversion price to induce conversion.

------------------------- ------------------------------- ----------------------------------------------------------------
   December 29, 2009                 $25,000              On  December   29,  2009,   we  issued  a  60-Day   convertible
                                                          promissory  note to an  accredited  investor.  This note  bears interest at 6% per annum and is convertible  into the Company's common stock at a rate of $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      Date of Sale              Proceeds from Sale                 Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
     June 27, 2008                    $9,400              On June 27, 2008,  Holders of 47,000 Units  contributed  $9,400 to convert 47,000 shares of preferred  stock into 94,000 shares of common stock.
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

                                                            9



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
                                                          common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    November 3, 2009                 $25,000              On  November  3, 2009,  the Company  sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    February 1, 2010                 $25,000              On  February  1, 2010,  the Company  sold  1,000,000  shares of common stock to an accredited investor at $0.025 per share.
------------------------- ------------------------------- ----------------------------------------------------------------

                                                            10



          Issuer Repurchases of Equity Securities

          We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2009.

          Transfer Agent

          Our transfer agent and registrar are American Stock Transfer and Trust
Co., 6201 15th Avenue, 3rd Floor, Brooklyn, NY 11219, Telephone (718) 921-8210.

          Securities authorized for issuance under equity compensation plans

                                                   EQUITY COMPENSATION PLAN(1)


                                       Number of Securities                                           Number of Securities
                                         To Be Issued Upon               Weighted Average              Remaining Available
                                      Exercise of Outstanding            Exercise Price of                 For Future
                                              Options                   Outstanding Options            Issuance Under Plan
                                              -------                   -------------------            -------------------

Equity compensation plans
approved by stockholders........                      1,657,831                           $0.55                      8,170,311

Equity compensation plans
not approved by stockholders:...                           --                             $0.00                           --
                                    ----------------------------    ----------------------------   ----------------------------

TOTAL                                                 1,657,831                           $0.55                      8,170,311
                                    ============================    ============================   ============================




          (1) We maintain a 2000 Stock Incentive Plan under which we have 3,670,311 shares of common stock available for future issuance as of August 31, 2009. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. In January 2007, our shareholders approved an increase in the number of shares authorized for our 2000 Stock Incentive Plan to 7,500,000 from 5,000,000. We also maintain a 1997 Stock Incentive Plan under which we have 4,500,000 shares of common stock available for future issuance as of August 31, 2009. The sale price of the shares of common stock available under our 1997
Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

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

          Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Convertible Debt. Interest on convertible debt is calculated using the simple interest method. The company recognizes a beneficial conversion feature to the extent the conversion price is less than the closing stock price on the issuance of the convertible notes. The Company also follows EITF's 96-19 and 06-06 regarding changes in the terms of the convertible notes. The Company follows SFAS 84 regarding induced conversion of its convertible debt.

RESULTS OF OPERATIONS

Comparison of the two years ended August 31, 2009 and 2008
----------------------------------------------------------

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

          General and administrative expense decreased to approximately $358,000 during fiscal 2009, from approximately $588,000, a decrease of 39% or $230,000 from the comparable period in fiscal 2008. Stock-based compensation expense decreased to approximately $1,000 during fiscal 2009, from $36,000 during fiscal 2008. This decrease is due to fewer stock options granted during fiscal 2009. Insurance expense decreased to approximately $24,000 for during fiscal 2009, from approximately $36,000 during fiscal 2008 due primarily to the reduced need for insurance coverage with the closing of our physical offices. Marketing and Consulting expense decreased to nil during fiscal 2009, from approximately $24,000 during fiscal 2008. This decrease was due primarily to the suspension of operations resulting in fewer consulting contracts. Outside services decreased to approximately $29,000 during fiscal 2009, from approximately $53,000 during fiscal 2008 due primarily to reduced contract payments in fiscal 2009. Legal and accounting expense decreased to approximately $82,000 during fiscal 2009, from approximately $226,000 during fiscal 2008 as a result of no business combinations during fiscal 2009.

Depreciation and Amortization

          Depreciation and amortization decreased to approximately $1,700 during fiscal 2009, from approximately $2,000 during fiscal 2008. The decrease in depreciation and amortization from fiscal 2008 to fiscal 2009 was the result of assets becoming fully depreciated during fiscal 2009.

Interest Income

          Interest income decreased to nil during fiscal 2009, from $332, a decrease of over 100% from fiscal 2008. The decrease is the result of carrying lower cash balances during fiscal 2009.

Interest and Finance Charges

          Interest and finance charges decreased to approximately $638,000 during fiscal 2009 from approximately $1,631,000, a decrease of 61% from fiscal 2008. The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2009 and 2008 as well as reduced expense due to fully amortized note discounts.

          A summary of interest and finance charges is as follows:


                                                          For the Year Ended
                                                       August 31,     August 31,
                                                       -------------------------
                                                          2009           2008
                                                       ----------     ----------

  Interest expense on non-convertible notes .......    $      793     $      482
  Interest expense on convertible notes payable ...       160,149        278,713
  Amortization of note payable discounts .........        390,788      1,178,209
  Other interest and finance charges .............         86,511        173,480
                                                       ----------     ----------
  Total interest and finance charges .............     $  638,241     $1,630,884
                                                       ==========     ==========


          We had outstanding convertible notes payable during both fiscal 2009 and fiscal 2008. A discount to those notes was recorded due to the value of warrants and the beneficial conversion terms inherent to these convertible notes. The amortization of these discounts was recorded as interest and finance charge expense over the life of the notes. See Note 10 of Notes to Consolidated Financial Statements included in Item 8 in this Report. Cash paid for interest and finance charges increased by approximately 63% from fiscal 2008 to fiscal 2009 because of interest paid related to our financing of our Directors and Officers liability insurance. The overall decrease in interest expense resulted from decreases in the balances of outstanding convertible notes payable and fully amortized discounts.

Conversion Expense

          Conversion expense increased to approximately $1,531,000 during fiscal 2009, from approximately $1,394,000, an increase of 10% during fiscal 2008. The increase was due to the issuance of shares of common stock to holders of convertible promissory notes in lieu of an annual cash interest payment, as well as the conversion of convertible promissory notes, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions. See Note 9 for more information on these conversions.

Income Taxes

          At August 31, 2009, the Company had federal net operating loss carryforwards totaling approximately $31,400,000. At August 31, 2009, the Company did not have any state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2029. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.



Discontinued Operations

          Loss from  discontinued  operations  for our medical  device  business
decreased  to  approximately   $12,000  for  fiscal  2009,  from   approximately
$1,048,000 during fiscal 2008. The decrease was a result of suspending  research operations on December 31, 2007.


                                                                For the Year Ended
                                                             August 31,      August 31,
                                                             --------------------------
                                                              2009           2008
                                                             -----------    -----------
Operating expenses:
     General and administrative ..........................   $     2,183    $   130,817
    Research and development .............................          --          864,513
    Depreciation and amortization ........................        28,935         40,168
                                                             -----------    -----------
    Total operating expenses .............................        31,118      1,035,498
                                                             -----------    -----------
    Loss from operations .................................       (31,118)    (1,035,498)
                                                             -----------    -----------
Other income (expense):
    Interest income ......................................           270
    Loss on disposal of assets ...........................        (4,463)       (13,890)
    Loss on impairment ...................................       (22,432)          --
    Other income (expense) ...............................           (30)         1,112
                                                             -----------    -----------
    Total other income (expense) .........................       (26,925)       (12,508)
                                                             -----------    -----------
    Loss from discontinued operations ....................       (58,043)    (1,048,006)
    Gain on disposal of discontinued operations ..........        22,116           --
                                                             -----------    -----------
       Loss from discontinued operations .................       (35,927)    (1,048,006)

       Less loss attributable to noncontrolling interest..        (3,346)          --
                                                             -----------    -----------
    Net loss from discontinued operations ................   $   (32,581)   $(1,048,006)
                                                             ===========    ===========

          Research and development expense decreased to nil during fiscal 2009, from approximately $864,000, a decrease of $864,000 from fiscal 2008 due primarily to the suspension of research operations on December 31, 2007.
Research and development expense relates to our Medical Device Business, which was acquired during July 2006.

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

          Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated
Financial Statements for the year ended August 31, 2009, included as a part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.

          On August 31, 2009, we had cash and cash equivalents of $743. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

                                       15




          Below is a summary listing for the next 12 months, as of August 31, 2009, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.


                                                          Accrued
                                                          -------
       Due Date       Interest Rate       Amount        Interest***        Total Owed      Convertible/Non-Convertible
       --------       -------------       ------        -----------        ----------      ---------------------------
      1/22/2010 (1)     6.00%           $    30,000          $  3,847       $    33,847   Convertible at $0.30 per share
      9/17/2009 (2)     6.00%             1,090,000            83,828         1,173,828   Convertible at $0.30 per share
                                    ----------------  ----------------  ----------------

                                        $ 1,120,000          $ 87,675       $ 1,207,675
                                    ================  ================  ================

(1)  Converted into common stock in February 2010 at $0.05 per share.
(2)  Converted into common stock in September 2009 at $0.05 per share.
***  Interest calculated to maturity or conversion



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

          If we are successful in implementing our plans, our business will involve the importing, exporting, design, manufacture, distribution, use and storage of beta and gamma emitting radioisotopes. These activities in the United
States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as "Agreement States" In addition, we must comply with NRC, state and U.S.
Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially, we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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

                                       16

ethics, without charge, to any person upon receipt of written request fur such delivered to our corporate headquarters. All such requests should be send to Oncologix Tech, Inc., P.O. Box 8832, Grand Rapids, MI 49518-8832.

Off-Balance Sheet Arrangements

          As of August 31, 2009 and 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167 ("SFAS No. 167") "Amendments to FASB Interpretation No. 46(R)" which improves the financial reporting by enterprises involved with variable interest entities. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interest give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; (2) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This Statement has the same scope as Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities. SFAS No. 167 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do expect the adoption of SFAS No. 167 to have a material effect on our financial condition or results of operations.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      Oncologix Tech, Inc. and Subsidiaries
                     (Formerly BestNet Communications Corp.)
                        Consolidated Financial Statements
                       Year Ended August 31, 2009 and 2008

                                    Contents

        Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent
        Registered Public Accounting Firm                                    F-1

        Audited Financial Statements

          Consolidated Balance Sheets                                        F-2
          Consolidated Statements of Operations                              F-3
          Consolidated Statements of Changes in Stockholders' Deficit        F-4
          Consolidated Statements of Cash Flows                              F-5
          Notes to Consolidated Financial Statements                         F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors of
Oncologix Tech, Inc. (Formerly BestNet Communications Corp.)
Grand Rapids, Michigan

          We have audited the accompanying consolidated balance sheets of Oncologix Tech, Inc. (Formerly BestNet Communications Crop, the "Company") as of August 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal controls over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Oncologix Tech, Inc. as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Chisholm, Bierwolf, Nilson & Morrill
----------------------------------------------
     Chisholm, Bierwolf, Nilson & Morrill



CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC

Bountiful, Utah
March 12, 2010



                                         ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                        (FORMERLY BESTNET COMMUNICATIONS CORP.)
                                              CONSOLIDATED BALANCE SHEETS
                                               AUGUST 31, 2009 AND 2008


                                                                                          August 31,      August 31,
                                                                                             2009            2008
                                                                                         ------------    ------------
                                          ASSETS

Current Assets:
     Cash and cash equivalents .......................................................   $        743    $      9,912
     Prepaid expenses and other current assets .......................................          7,092           6,659
     Prepaid commissions .............................................................          2,691          75,511
                                                                                         ------------    ------------
             Total current assets ....................................................         10,526          92,082

Property and equipment (net of accumulated depreciation
     of $18,793 and $18,679) .........................................................          2,709           4,527
Deposits and other assets ............................................................           --             2,691
Investment in IUTM ...................................................................          3,186            --
Marketing rights .....................................................................            212            --
Longterm assets of discontinued operations ...........................................          4,795         141,017
                                                                                         ------------    ------------
             Total assets ............................................................   $     21,428    $    240,317
                                                                                         ============    ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Convertible notes payable (net of discount of $12,425 and $125,001) .............   $  1,107,575    $  1,372,711
     Convertible notes payable  related parties ......................................           --            63,822
     Accounts payable and other accrued expenses .....................................        263,736         268,886
     Accrued interest payable ........................................................        102,735         124,548
     Current liabilities of discontinued operations ..................................          2,000          95,349
                                                                                         ------------    ------------
         Total current liabilities ...................................................      1,476,046       1,925,316
                                                                                         ------------    ------------

Longterm liabilities:
     Convertible notes payable (net of discount of $0 and $279,212) ..................        127,712         810,788
     Convertible notes payable - related parties .....................................        235,025            --
                                                                                         ------------    ------------
         Total long-term liabilities .................................................        362,737         810,788
                                                                                         ------------    ------------
             Total liabilities .......................................................      1,838,783       2,736,104
                                                                                         ------------    ------------

Stockholders' Deficit:
     Preferred stock, par value $.001 per share; 10,000,000 shares authorized
         295,862 and 295,862 shares issued and outstanding at
         August 31, 2009 and August 31, 2008, respectively ...........................            296             296
     Common stock, par value $.001 per share; 200,000,000 shares authorized;
         178,282,995 and 136,117,314 shares issued at August 31, 2009 and
         August 31, 2008, respectively; 155,900,627 and 113,734,946 shares outstanding
         at August 31, 2009 and August 31, 2008, respectively ........................        155,901         113,735
     Additional paid-in capital ......................................................     55,104,084      51,889,552
     Accumulated deficit .............................................................    (57,074,502)    (54,499,370)
     Noncontrolling interest .........................................................         (3,134)           --
                                                                                         ------------    ------------

             Total stockholders' deficit .............................................     (1,817,355)     (2,495,787)
                                                                                         ------------    ------------

             Total liabilities and stockholders' deficit .............................   $     21,428    $    240,317
                                                                                         ============    ============


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-2



                         ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                        (FORMERLY BESTNET COMMUNICATION CORP.)
                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              For the Year Ended
                                                          August 31,       August 31,
                                                             2009             2008
                                                        -------------    -------------
Revenue .............................................   $        --      $        --

Cost of Revenues ....................................            --               --
                                                        -------------    -------------
  Gross margin ......................................            --               --
                                                        -------------    -------------
Operating expenses:
  General and administrative ........................         358,217          588,185
  Depreciation and amortization .....................           1,668            2,060
                                                        -------------    -------------
  Total operating expenses ..........................         359,885          590,245
                                                        -------------    -------------
  Loss from operations ..............................        (359,885)        (590,245)
                                                       -------------    -------------
Other income (expense):
  Interest income ...................................            --                332
  Interest and finance charges ......................        (638,241)      (1,630,884)
  Conversion expense ................................      (1,530,384)      (1,303,625)
  Loss on disposal of assets ........................            (382)          (3,194)
  Other income (expense) ............................         (13,659)          (5,191)
                                                        -------------    -------------
  Total other income (expense) ......................      (2,182,666)      (2,942,562)
                                                        -------------    -------------
  Net loss from continuing operations ...............      (2,542,551)      (3,532,807)
                                                        -------------    -------------
Discontinued operations:
  Operating loss from discontinued operations .......         (58,043)      (1,058,006)
  Gain on disposal of discontinued operations .......          22,116             --
                                                        -------------    -------------

Loss from discontinued operations ...................         (35,927)      (1,058,006)

  Less loss attributable to noncontrolling interest..          (3,346)            --
                                                        -------------    -------------
Net loss from discontinued operations ...............         (32,581)      (1,058,006)
                                                        -------------    -------------
Net loss before income taxes ........................      (2,575,132)      (4,590,813)

Income taxes ........................................            --               --
                                                        -------------    -------------

Net loss ............................................   $  (2,575,132)   $  (4,590,813)
                                                        =============    =============

Loss per common share, basic and diluted:
     Continuing operations ..........................   $       (0.02)   $       (0.05)
     Discontinued operations ........................           (0.00)           (0.01)
                                                        -------------    -------------

                                                        $       (0.02)   $       (0.06)
                                                        =============    =============
 Weighted average number of shares
  outstanding  basic and diluted ....................     129,061,857       80,615,046
                                                        =============    =============


The accompanying notes are an integral part of these consolidated financial statements.





                                  ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                 (FORMERLY BESTNET COMMUNICATION CORP.)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        FOR THE PERIOD SEPTEMBER 1, 2008 THROUGH AUGUST 31, 2009



                                                    Preferred Stock                 Common Stock
                                             ----------------------------    ---------------------------
                                                Shares          Amount          Shares         Amount
                                             ------------    ------------    ------------   ------------
Balance, August 31, 2007 .................        443,162    $        443      70,975,618   $     70,976
Stock options exercised ..................           --              --            50,000             50
Stock based compensation .................           --              --              --             --
Issuance of stock for unit conversions ...       (147,300)           (147)        294,600            295
Issuance of stock for services ...........           --              --            55,102             55
Issuance of stock for interest ...........           --              --            65,707             65
Issuance of stock purchased ..............           --              --         3,000,000          3,000
Conversion of notes payable ..............           --              --        21,400,467         21,401
Conversion of notes payable -
   related parties .......................           --              --        17,893,452         17,893
Issuance of warrants for services ........           --              --              --             --
Beneficial conversion feature
   stock issued for interest .............           --              --              --             --
Beneficial conversion feature and warrants
   issued - convertible notes payable ....           --              --              --             --
Beneficial conversion feature -
Induced conversion expense notes payable .           --              --              --             --
Net loss .................................           --              --              --             --
                                             ------------    ------------    ------------   ------------

Balance, August 31, 2008 .................        295,862    $        296     113,734,946   $    113,735
                                             ============    ============    ============   ============

Stock based compensation .................           --              --              --             --
Issuance of stock for services ...........           --              --           150,000            150
Issuance of stock for interest ...........           --              --           793,720            794
Issuance of stock purchased ..............           --              --        10,300,000         10,300
Induced conversion expense - interest
   paid with stock .......................           --              --              --             --
Induced conversion expense - conversion
   notes payable .........................           --              --              --             --
Conversion notes payable .................           --              --        29,505,289         29,506
Conversion notes payable - related parties           --              --         1,416,672          1,416
Sale of noncontrolling interest ..........           --              --              --             --
Net loss .................................           --              --              --             --

Balance, August 31, 2009 .................        295,862    $        296     155,900,627   $    155,901
                                             ============    ============    ============   ============


             The accompanying notes are an integral part of these consolidated financial statements

                                                   F-4





                                           ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                                          (FORMERLY BESTNET COMMUNICATION CORP.)
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 FOR THE PERIOD SEPTEMBER 1, 2008 THROUGH AUGUST 31, 2009



                                               Additional                     Common           Non-
                                                Paid-in      Accumulated       Stock        Controlling
                                                Capital        Deficit       Subscribed       Interest         Total
                                             ------------   ------------    ------------    ------------    ------------
Balance, August 31, 2007 .................   $ 47,805,282   $(49,908,557)   $      6,667    $       --      $ (2,025,189)
Stock options exercised ..................         11,450           --              --              --            11,500
Stock based compensation .................         36,267           --              --              --            36,267
Issuance of stock for unit conversions ...         29,312           --              --              --            29,460
Issuance of stock for services ...........         17,045           --            (6,667)           --            10,433
Issuance of stock for interest ...........         19,647           --              --              --            19,712
Issuance of stock purchased ..............         27,000           --              --              --            30,000
Conversion of notes payable ..............      1,132,480           --              --              --         1,153,881
Conversion of notes payable -
   related parties .......................        876,779           --              --              --           894,672
Issuance of warrants for services ........          4,686           --              --              --             4,686
Beneficial conversion feature
   stock issued for interest .............          2,320           --              --              --             2,320
Beneficial conversion feature and warrants
   issued - convertible notes payable ....        623,659           --              --              --           623,659
Beneficial conversion feature -
Induced conversion expense notes payable .      1,303,625           --              --              --         1,303,625
Net loss .................................           --       (4,590,813)           --              --        (4,590,813)
                                             ------------   ------------    ------------    ------------    ------------

Balance, August 31, 2008 .................   $ 51,889,552   $(54,499,370)   $       --      $       --      $ (2,495,787)
                                             ============   ============    ============    ============    ============

Stock based compensation .................          1,030           --              --              --             1,030
Issuance of stock for services ...........          1,350           --              --              --             1,500
Issuance of stock for interest ...........         38,892           --              --              --            39,686
Issuance of stock purchased ..............        127,700           --              --              --           138,000
Induced conversion expense - interest
   paid with stock .......................         26,457           --              --              --            26,457
Induced conversion expense - conversion
   notes payable .........................      1,503,927           --              --              --         1,503,927
Conversion notes payable .................      1,445,758           --              --              --         1,475,264
Conversion notes payable - related parties         69,418           --              --              --            70,834
Sale of noncontrolling interest ..........           --             --              --               212             212
Net loss .................................           --       (2,575,132)           --            (3,346)     (2,578,478)

Balance, August 31, 2009 .................   $ 55,104,084   $(57,074,502)   $       --      $     (3,134)   $ (1,817,355)
                                             ============   ============    ============    ============    ============


                      The accompanying notes are an integral part of these consolidated financial statements

                                                            F-4(Con't)



                               ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                              (FORMERLY BESTNET COMMUNICATIONS CORP.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the Year Ended
                                                                       August 31,     August 31,
                                                                         2009           2008
                                                                      -----------    -----------
Operating activities:
    Net loss ......................................................   $(2,578,478)   $(4,590,813)
        Net loss from discontinued operations .....................        35,927      1,058,006
                                                                      -----------    -----------
        Net loss from continuing operations .......................    (2,542,551)    (3,532,807)

     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and amortization ............................         1,668          2,060
         Loss on disposal of property and equipment ...............           382          3,194
         Stock based compensation expense .........................         1,030         36,267
         Amortization of discount on notes payable and warrants ...       391,788      1,175,890
         Induced conversion expense notes payable .................     1,530,384      1,303,625
         Issuance of stock and warrants for services ..............         1,500         15,119
         Beneficial conversion feature - stock issued for interest         39,686          2,320

     Changes in operating assets and liabilities:
         Prepaid expenses and other current assets ................        19,724         22,386
         Prepaid commissions ......................................        72,820         41,835
         Deposits and other assets ................................         2,691         16,478
         Accounts payable and other accrued expenses ..............       229,875        222,565
         Accrued interest payable .................................       120,463        220,975
                                                                      -----------    -----------
    Net operating cash flows - continuing operations ..............      (130,540)      (470,093)

    Net operating cash flows - discontinued operations ............          (276)      (827,215)
                                                                      -----------    -----------
     Net cash used in operating activities ........................      (130,816)    (1,297,308)
                                                                      -----------    -----------
Investing activities:
     Investment in joint venture ..................................        (3,186)          --
                                                                      -----------    -----------
     Net investing cash flows - continuing operations .............        (3,186)          --

     Net investing cash flows - discontinued operations ...........         6,990         (1,534)
                                                                      -----------    -----------
     Net cash used in investing activities ........................         3,804         (1,534)
                                                                      -----------    -----------

Financing activities:
     Proceeds from exercise of stock options and warrants .........          --           11,500
     Proceeds from issuance of convertible notes payable ..........          --        1,090,000
     Proceeds from issuance of notes payable - related parties ....          --          150,000
     Proceeds from conversion of units ............................          --           29,460
     Proceeds from the issuance of common stock ...................       138,000         30,000
     Repayment of notes payable ...................................       (20,157)       (18,897)
     Repayment of notes payable - related parties .................          --          (25,000)
     Repayment of convertible notes payable - related parties .....          --         (100,000)
                                                                      -----------    -----------

Net cash provided by financing activities - continuing operations..       117,843      1,167,063
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents ..............        (9,169)      (131,779)

Cash and cash equivalents, beginning of period ....................         9,912        141,691
                                                                      -----------    -----------
Cash and cash equivalents, end of period ..........................   $       743    $     9,912
                                                                      ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                                F-5

                      ONCOLOGIX TECH, INC. AND SUBSIDIARIES
                     (FORMERLY BESTNET COMMUNICATION CORP.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


         Supplemental disclosure of cash flow information (continued):


                                              For the Year Ended
                                       --------------------------------
                                       August 31,            August 31,
                                         2009                  2008
                                         ----                  ----

Cash paid during the year for:

Interest                               $    793              $ 58,219
Income Taxes                           $    --               $   --



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

          The consolidated financial statements of Oncologix Tech, Inc. (formerly BestNet Communications Corp., a Nevada corporation, and also formerly Wavetech International, Inc.) include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the "Company," "Oncologix," "we," "us," or "our"). The cost method of accounting is used for the Company's joint venture. On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech, Inc. On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Since the acquisition of JDA, our principal activities have been primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. We entered into discussions to dispose of this business in the 3rd quarter of fiscal 2008. Accordingly, the Medical Device business is treated as discontinued operations. We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. The Company's fiscal year ends on August 31. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has recorded net operating losses in each of the previous sixteen years.

          The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant assumptions concerning the amount of the accounts receivable reserve, and reserves related to deferred tax assets. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

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

LONG-LIVED ASSETS

          SFAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

NONCONTROLLING INTEREST

          In December 2007, the FASB issued Statement SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through August 31, 2009, the Company has allocated $3,346 losses to its noncontrolling interest. The Company has adopted SFAS 160 to account for this noncontrolling interest.

USE OF ESTIMATES

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CONSOLIDATION POLICIES

          The consolidated financial statements for the years ended August 31, 2009 and 2008 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc. is an Arizona corporation. Interpretel (Canada) Inc. is a Canadian corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

CONVERTIBLE DEBT

          Interest on convertible debt is calculated using the simple interest method. The company recognizes a beneficial conversion feature to the extent the conversion price is less than the closing stock price on the issuance of the convertible notes. The Company also follows EITF's 96-19 and 06-06 regarding changes in the terms of the convertible notes. The Company follows SFAS 84 regarding induced conversion of its convertible debt.

NET LOSS PER COMMON SHARE

          Based on SFAS128 "Earnings Per Share", basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Basic and diluted earnings per share for the years ended August 31, 2009 and 2008 are as follows:


                                                       For the Year Ended
                                                 ------------------------------
                                                   August 31,       August 31,
                                                      2009             2008
                                                 -------------    -------------

Net loss attributable to common shareholders
       Continuing operations .................   $  (2,542,551)   $  (3,532,807)
       Discontinued operations ...............         (32,581)      (1,058,006)
                                                 -------------    -------------
                                                 $  (2,575,132)   $  (4,590,813)
                                                 =============    =============
Weighted average shares outstanding ..........     129,061,857       80,615,046
                                                 =============    =============

Loss per common share, basic and diluted:
       Continuing operations .................   $       (0.02)   $       (0.05)
       Discontinued operations ...............           (0.00)           (0.01)
                                                 -------------    -------------
                                                 $       (0.02)   $       (0.06)
                                                 =============    =============

          Due to the net losses in fiscal 2009 and fiscal 2008, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, not included the diluted loss per share calculation for fiscal 2009 and 2008 were 4,584,749 and 9,726,895, respectively.

SEGMENT INFORMATION

          SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has identified two operating segments: telephone and medical device. Our telephone and medical device segments are presented as discontinued operations for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167 ("SFAS No. 167") "Amendments to FASB Interpretation No. 46(R)" which improves the financial reporting by enterprises involved with variable interest entities. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interest give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (1) The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; (2) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This Statement has the same scope as Interpretation 46(R) with the addition of entities previously considered qualifying special-purpose entities. SFAS No. 167 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do expect the adoption of SFAS No. 167 to have a material effect on our financial condition or results of operations.

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

3.   DISCONTINUED OPERATIONS

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

          SFAS 144 - Accounting  for the  Impairment  or Disposal of  Long-Lived
Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. It was determined at August 31, 2009, the value of the remaining assets of discontinued operations, was impaired. Accordingly, we recorded an impairment loss of impairment in the amount of $22,432.

          Net assets related to discontinued operations of our Oncosphere business are as follows:

                                                                   August 31,     August 31,
                                                                     2009           2008
                                                                   --------       --------
Current assets of discontinued operations:
     Prepaid expenses and other current assets ................... $   --         $   --
                                                                   --------       --------

         Total current assets of discontinued operations .........     --             --
                                                                   --------       --------

Long-term assets of discontinued operations:
     Property and equipment ......................................    4,795        141,017
     Investment in joint venture .................................     --             --
                                                                   --------       --------

         Total long-term assets of discontinued operations .......    4,795        141,017
                                                                   --------       --------

Total assets of discontinued operations .......................... $  4,795       $141,017
                                                                   ========       ========

Current liabilities of discontinued operations:
     Accounts payable and other accrued expenses ................. $  2,000       $ 95,349
                                                                   --------       --------

Total liabilities of discontinued operations ..................... $  2,000       $ 95,349
                                                                   ========       ========

Net assets of discontinued operations ............................ $  2,795       $ 45,668
                                                                   ========       ========

                                           F-12



          The expenses shown below are part of the discontinued operations of our Oncosphere business.


                                                                For the Year Ended
                                                             August 31,      August 31,
                                                             --------------------------
                                                              2009           2008
                                                             -----------    -----------
Operating expenses:
     General and administrative ..........................   $     2,183    $   130,817
    Research and development .............................          --          864,513
    Depreciation and amortization ........................        28,935         40,168
                                                             -----------    -----------
    Total operating expenses .............................        31,118      1,035,498
                                                             -----------    -----------
    Loss from operations .................................       (31,118)    (1,035,498)
                                                             -----------    -----------
Other income (expense):
    Interest income ......................................           270
    Loss on disposal of assets ...........................        (4,463)       (13,890)
    Loss on impairment ...................................       (22,432)          --
    Other income (expense) ...............................           (30)         1,112
                                                             -----------    -----------
    Total other income (expense) .........................       (26,925)       (12,508)
                                                             -----------    -----------
    Loss from discontinued operations ....................       (58,043)    (1,048,006)
    Gain on disposal of discontinued operations ..........        22,116           --
                                                             -----------    -----------
       Loss from discontinued operations .................       (35,927)    (1,048,006)

       Less loss attributable to noncontrolling interest..        (3,346)          --
                                                             -----------    -----------
    Net loss from discontinued operations ................   $   (32,581)   $(1,048,006)
                                                             ===========    ===========


4.  JOINT VENTURE

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

We have been advised that the group of German  companies of which IUTM is a part
("Group") is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. We have begun discussions with the Group to determine our future business and financial relationships and plans, including the possibility of developing and commercializing other radiation-based medical products. Our plan is then to seek financing for the implementation of those plans. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty. As of the date of this report, this joint venture has yet to produce any revenues.

                                      F-13

5.   PROPERTY AND EQUIPMENT

          Property and equipment is composed of the following at August 31, 2009 and 2008:

                                                        August 31,    August 31,
                                                           2009          2008
                                                           ----          ----

Computer equipment .................................     $  8,939      $  9,118
Software ...........................................        7,332         8,374
Leasehold improvements .............................         --            --
Equipment ..........................................        5,231         5,714
                                                         --------      --------

Total property and equipment at cost ...............       21,502        23,206

Less: accumulated depreciation and amortization ....      (18,793)      (18,679)
                                                         --------      --------

                                                         $  2,709      $  4,527
                                                         ========      ========

          For fiscal 2009 and 2008, depreciation expense from continuing operations related to property and equipment is $1,668 and $2,060, respectively. For fiscal 2009 and 2008, no depreciation amounts were included in research and development costs. No amount included in the above accumulated depreciation and amortization balances of $18,793 and $18,679 relates to capitalized software.

6.   COMMITMENTS AND CONTINGENCIES

LEASES:

          In an effort to streamline costs, we do not have a main corporate office. Our Chief Executive Officer works out of him home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records out of his home in Grand Rapids, Michigan. We maintained our corporate headquarters for the Company in approximately 2,000 square feet of office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024 until January 31, 2008. We leased office space there at a monthly rent of $2,567. We maintained an office in approximately 1,000 square feet located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI 49546, at a monthly rent of $1,465 under a lease that expired October 31, 2007. Currently we have no monthly lease requirements. Rent expense under operating leases in 2009 and 2008 was $0 and $2,930, respectively. There are no future minimum lease payments on these operating leases as of August 31, 2009.


EMPLOYMENT AGREEMENTS:

          Currently there are no employment agreements as of August 31, 2009.

CONSULTING CONTRACT

          In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company's financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval. The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2009 at an hourly rate of $90. During the fiscal 2009, we incurred an expense of $85,928 under these agreements.

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

7.    JOINT DEVELOPMENT AGREEMENT

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

8.  LICENSE AGREEMENT

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

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of August 31, 2009 and 2008.



10.  NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

          Convertible notes payable consist of the following as of August 31, 2009 and August 31, 2008:

                                                                             August 31,     August 31,
                                                                                2009           2008
                                                                            -----------    -----------
12.0% convertible note due March 31, 2012 ................................. $     2,712    $     2,712

8.0% convertible notes due March 31, 2012 .................................     125,000        200,000

6.0% convertible note due January 22, 2010, net of a discount of
     $0 and $125,001 as of August 31, 2009 and August 31, 2008 ............      30,000      1,169,999

6.0% convertible notes due September 17, 2009, net of a discount of
     $12,425 and $279,212 as of August 31, 2009 and August 31, 2008 (1)....   1,077,575       810,788
                                                                            -----------    -----------

Total unsecured convertible notes payable .................................   1,235,287      2,183,499
Less:  Current portion ....................................................  (1,107,575)    (1,372,711)
                                                                            -----------    -----------

Long-term portion ......................................................... $   127,712    $   810,788
                                                                            ===========    ===========

(1) These notes were converted into common stock in September 2009.


          The following is a summary of future minimum payments on convertible notes payable as of August 31, 2009:

                                                         Convertible
              Fiscal Year Ending August 31,             Notes Payable
              -----------------------------             -------------
              2010                                       $ 1,235,287
              2011                                       $         0
              2012                                       $   127,712

          On March 13, 2006, we issued to an accredited investor; a convertible subordinated promissory note in the principal amount of $350,000, originally payable on May 13, 2007 (at the end of fourteen months following the date of issue), accrues interest at the rate of 8% and is convertible into our common stock at a conversion price of $1.00 per common share. The due date under this note was extended until July 15, 2007 and subsequently extended until January
15, 2008. In addition, we issued, to that investor, a two-year warrant for the purchase of 200,000 shares of our common stock at an exercise price of $0.35 per share. We recognized a discount on this Convertible Subordinated Promissory Note of $47,379 related to the fair value of the warrants issued in connection with the note. On May 15, 2007, the accrued interest of $32,649 was converted into 130,718 shares of the Company's common stock at a per share price of $0.25.
Accordingly,  the Company recognized a beneficial conversion feature of $22,222.
On September 4, 2007, as an incentive to extend the note to January 15, 2008, the Company lowered the conversion rate of the note to $0.20 per common share from $1.00. Accordingly, the Company recognized a beneficial conversion feature of $87,500. During fiscal 2008, we expensed $87,500 as interest and finance charges, as a result of amortization of the note discounts. During May 2008, the investor entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share;
provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 11, 2008, the investor elected to convert
$380,301 in principal and accrued interest into 7,606,027 shares of common stock at an exercise price of $0.05 per share. The Company recognized $293,678 in conversion expense in fiscal 2008 as a result of the reduction of the conversion price from $0.15 to $0.05 to induce the conversion.

          During October 2006, we entered into note purchase agreements for convertible promissory notes with five accredited investors for financing in the aggregate amount of $250,000. These notes were payable on March 15, 2007, and accrue interest at the rate of 10% per annum and were convertible into our common stock at a conversion price of $0.20 per common share. We recognized a beneficial conversion feature in the amount of $193,750 relative to these notes.
This beneficial conversion feature was fully expensed during fiscal 2007. During the second quarter of fiscal 2007, holders of notes in the aggregate principal

                                      F-16

of $100,000 elected to convert their notes, with unpaid accrued interest of $2,774, into 513,869 shares of common stock which were issued in June 2007. On March 15, 2007, investors holding the remaining notes in the principal amount of $150,000 agreed to extend the due date of their respective notes until September 15, 2007. These notes were further extended until December 31, 2007. During December 2007, the holder of a $50,000 note extended the note to June 30, 2008. During December 2007, the holder of the remaining $100,000 note elected to convert that principal, plus accrued interest of $11,808 into 559,041 shares of common stock. During May 2008, the remaining $50,000 investor entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 12, 2008, the investor elected to convert $58,164 in principal and accrued interest into 1,163,288 shares of common stock at an exercise price of $0.05 per share. The Company recognized $43,623 in conversion expense in fiscal 2008 as a result of the reduction of the conversion price to induce the conversion.

          During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000. These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30. The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible. The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share. We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes. During fiscal 2009, $43,073 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In July 2009, $480,000 of principal plus $46,475 in accrued interest was converted into 10,529,493 shares of common stock at an exercise price of $0.05 per share. The Company recognized $522,924 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion.

          During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006. We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes. During fiscal 2009, $49,317 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In July 2009, $455,000 of principal plus $44,054 in accrued interest was converted into 9,981,091 shares of common stock at an exercise price of $0.05 per share. The Company recognized $495,689 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion. The remaining Convertible Promissory Note in the principal amount of $30,000 was extended to January 22, 2010.

          During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above. We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes. During fiscal 2009, $32,611 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature. In July 2009, $330,000 of principal plus $31,951 in accrued interest was converted into 7,239,032 shares of common stock at an exercise price of $0.05 per share. The Company recognized $359,510 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion.

          During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25. We recognized a beneficial conversion feature of $501,000 related to these notes. During fiscal 2008, $349,857 was expensed as interest and finance charges as a result of amortizing the beneficial conversion feature. During May 2008, the investors entered into agreements whereunder the dates on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On May 30, 2008, holders of two $25,000 notes elected to convert $54,126 in principal and accrued interest into 1,082,522 shares of common stock at an exercise price of $0.05 per share. During June 2008, the three investors holding $450,000 in notes elected to convert $499,479 in principal and accrued interest into 9,989,589 shares of common stock at an exercise price of $0.05 per share. The Company recognized $434,201 in conversion expense as a result of the reduction of the conversion price to induce conversion. Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008. In June and July 2009, $75,000 of principal plus $12,784 in accrued interest was converted into 1,755,673 shares of common stock at an exercise price of $0.05 per share. The Company recognized $69,767 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion.  The remaining Convertible Promissory
Note, in the principal amount of $125,000, was extended on January 28, 2010 to March 31, 2012.

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

          During  September   through  November  2007,  we  issued   thirty-four
Convertible  Promissory  Notes in an aggregate  principal  amount of $1,090,000.
These Convertible  Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible  into our common stock at a rate of
$0.30.  The Convertible  Promissory  Notes were issued in a private  offering of
Units,  each  consisting of a Convertible  Promissory Note and a warrant for the purchase of the number of common shares into which each  Convertible  Promissory
Note is  convertible.  The  warrants  expire on  September  17, 2009 and have an exercise price of $0.50 per share. We recognized a discount of $180,330  related to the warrants and a beneficial conversion feature of $318,330 related to these notes.  During the fiscal  2009,  $266,786  was expensed as interest and finance charges  as a result  of  amortizing  the  discount  and  beneficial  conversion feature.  On October 29, 2008,  the Company  issued 793,720 shares of its common stock to  holders  of  convertible  promissory  notes in lieu of an annual  cash interest  payment of $39,686.  The company also  recorded  $26,457 in conversion expense as a result of  reducing  the  conversion  price from $0.30 to $0.05 per share for this conversion. In September 2009, holders of $1,090,000 in principal and $83,828 in accrued interest  converted their notes into 23,476,566 shares of common stock at a conversion  price of $0.05.  These shares were issued in early
November 2009. The Company  recognized  $391,276 in conversion expense in fiscal
2010 as a  result  of the  reduction  of the  conversion  price  to  induce  the conversion.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

                                                                  August 31,    August 31,
                                                                     2009          2008
                                                                   --------      --------
6.0% convertible note due March 31, 2012 (1)....................   $235,025      $ 63,822
                                                                   --------      --------
Outstanding unsecured related party convertible notes payable...   $235,025      $ 63,822
                                                                   ========      ========

(1)  Note  principal  of $63,822  converted  into common stock on July 15, 2009.
     Note Due 3/31/12 payable to former CEO who resigned 4/1/09.


          On March 23, 2005, we issued to Anthony Silverman, a former member of our Board of Directors, a Convertible Promissory Note in the principal amount of $110,000, convertible at the option of the holder into 916,667 shares of the Company's common stock. The Convertible Promissory Note was due on March 31,
2006 and bears interest at the rate of 10% per annum, payable monthly and is convertible into our common stock at a rate of $0.12. During May 2008, Mr.
Silverman entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008,; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share. On June 9, 2008, the investor elected to convert $81,700 in principal and interest into 1,634,000 shares of common stock at an exercise price of $0.05 per share. No beneficial conversion feature was recorded as a result of the note extension or conversion.
Mr. Silverman elected to extend $2,299 in accrued interest until March 31, 2009 which is convertible at $0.15 per share. The Company recognized $47,658 in conversion expense as a result of the reduction of the conversion price to induce conversion.

          On July 7,  2006,  we  issued  to Mr.  Silverman  another  Convertible
Promissory Note in the principal amount of $200,000 convertible into our common stock at a conversion price of $0.30 per share. The Company subsequently recorded a beneficial conversion feature of $66,667 in conjunction with the private placement issued on December 4, 2006. This latter note was payable at

                                      F-18

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

          On June 9, 2008, we issued to Mr. Silverman a convertible promissory note for extended interest expense in the amount of $63,822. This note accrued interest at a rate of 10% per annum and was due, including accrued interest on March 31, 2009 and is convertible at $0.15. In July 2009, $63,822 of principal plus $7,012 in accrued interest was converted into 1,416,672 shares of common stock at an exercise price of $0.05 per share. The Company recognized $56,037 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price from $0.15 to $0.05 to induce the conversion.

          On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and is due on March 31, 2012. The note is convertible into shares of the Company's common stock at a rate of $0.05 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2010. There was no beneficial conversion feature recognized upon the issuance of this note.

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

          On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer's insurance premiums. The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2008. This note was paid in full on July 1, 2009.

11.  STOCKHOLDERS' EQUITY

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

UNITS:

          On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the "Units") with accredited investors. Each Unit consists of the following underlying securities:
(i) three shares of the Company's common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company's common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company's Board of Directors. Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005. Our Board of Directors again authorized the separation of the Units in April 2008. On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock. On June 27, 2008, holders of 47,000 Units contributed $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock. As of August 31, 2009 and August 31, 2008, there were 295,862 and 295,862 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 295,862 shares of Series A Preferred Stock and 887,586 shares of common stock which is included in the issued and outstanding shares.

SUBSCRIBED COMMON STOCK:

          As of August 31, 2009 and 2008, there were no shares of subscribed stock issuable.

COMMON STOCK:

          Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA. Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals. These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow. The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows: (i) 7,460,790 shares upon the completion of the "Development Phase", as defined in the Merger Agreement between the Company and JDA (already released as stated below); (ii) 9,325,986 shares upon the completion of the "Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the Clinical Approval Phase. On September 10, 2009, the remaining 22,382,368 shares in escrow were released back to the Company and subsequently retired. Below is a listing of recent stock sales:



------------------------- ------------------------------- ----------------------------------------------------------------
      Date of Sale              Proceeds from Sale                 Further Description and Remarks
------------------------- ------------------------------- ----------------------------------------------------------------
     July 21, 2008                   $15,000              On July 31, 2008, the Company sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     August 5, 2008                  $15,000              On August 5, 2008, the Company sold 1,500,000  shares of common stock to its CEO,  Anthony  Silverman  at a price of $0.01  per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    October 13, 2008                 $15,000              On October 13,  2008,  the  Company  sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    October 13, 2008                 $15,000              On October 13,  2008,  the  Company  sold  1,500,000  shares of common stock to its CEO, Anthony  Silverman at a price of $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    December 1, 2008                 $15,000              On  December  1, 2008,  the Company  sold  1,500,000  shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    January 13, 2009                  $3,000              On January 13, 2009,  the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     March 17, 2009                  $15,000              On March 17, 2009, the Company sold 1,000,000  shares of common stock to an accredited investor at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      May 13, 2009                   $30,000              On May 13, 2009,  the Company sold  2,000,000  shares of common stock to three accredited investors at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
      May 22, 2009                   $15,000              On May 22, 2009,  the Company sold  1,000,000  shares of common stock to an accredited investor at $0.015 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
     June 13, 2009                   $30,000              On June 13, 2009, the Company sold  1,500,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
   September 30, 2009                $25,000              On September  30, 2009,  the Company sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    November 3, 2009                 $25,000              On  November  3, 2009,  the Company  sold  1,250,000  shares of common stock to an accredited investor at $0.02 per share.
------------------------- ------------------------------- ----------------------------------------------------------------
    February 1, 2010                 $25,000              On  February  1, 2010,  the Company  sold  1,000,000  shares of common stock to an accredited investor at $0.025 per share.
------------------------- ------------------------------- ----------------------------------------------------------------


NONCONTROLLING INTEREST

          On February 27, 2009, in connection with the Technology Agreement we entered into with Institut fur Umwelttechnologien GmbH, a German Company ("IUT") whereunder the parties have agreed that he Company's marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the noncontrolling interest was $212. During fiscal 2009, $3,346 net loss was attributable to the noncontrolling interest.

                                      F-21

WARRANTS:

          The following table summarizes warrant activity in fiscal 2009 and 2008:

                                                              Weighted Avg.
                                             Number          Exercise Price
                                           ----------          ----------

Outstanding, August 31, 2007..............  2,439,077          $     0.51
Expired/Retired                              (230,750)         $     0.65
Exercised                                        --            $    --
Issued                                      3,690,832          $     0.50
                                           ----------          ----------
Outstanding, August 31, 2008..............  5,899,159          $     0.50
                                           ==========          ==========
Expired/Retired                            (2,208,327)         $     0.49
Exercised                                        --            $    --
Issued                                           --            $    --
                                           ----------          ----------
Outstanding, August 31, 2009..............  3,690,832          $     0.50
                                           ==========          ==========


          The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under EITF 00-27.

          The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:


                                               Year Ended August 31,
                                           ----------------------------
                                              2009              2008
                                           ----------        ----------

     Volatility....................            --            72% to 80%
     Risk free rate................         $  --         3.125% to 4.00%
     Expected dividends............            --                    None
     Expected term (in years)......         $  --                 2 years

     No options were issued in Fiscal 2009



          Details relative to the 3,690,832 immediately exercisable outstanding warrants at August 31, 2009 are as follows:

                                                                      Weighted
                                                                       Average
                     Date of                           Number         Exercise         Remaining            Expiration
                      Grant                          of Shares          Price        Exercise Life             Date
    -------------------------------------------   -----------------  ------------  -----------------  -----------------------
    First quarter of fiscal 2002                            25,000        $ 2.90           --               October 17, 2007
    Second quarter of fiscal 2002                            5,751          1.19           --               January 30, 2008
    Third quarter of fiscal 2002                         1,100,000          0.50           --                 April 23, 2007
    Second quarter of fiscal 2004                          100,000          0.32           --                January 8, 2007
    Third quarter of fiscal 2004                            40,000          0.27           --                   May 31, 2009
    Fourth quarter of fiscal 2004                           10,000          0.29           --                   June 4, 2009
    Third quarter of fiscal 2006                           200,000          0.35           --                 March 13, 2008
                                                  -----------------

    Outstanding, August 31, 2006                         1,480,751

    Second quarter of fiscal 2007                         (100,000)         0.32           --                January 8, 2007
    Second quarter of fiscal 2007                        2,158,327          0.50           --               December 4, 2008
    Third quarter of fiscal 2007                        (1,100,000)         0.50           --                 April 23, 2007
                                                  -----------------

    Outstanding, August 31, 2007                         2,439,078

    First quarter of fiscal 2008                           (25,000)         2.90           --               October 17, 2007
    First quarter of fiscal 2008                         3,633,332          0.50          0.05            September 17, 2009
    Second quarter of fiscal 2008                           (5,751)         1.19           --               January 30, 2008
    Second quarter of fiscal 2008                           57,500          0.40          0.26              December 3, 2009
    Third quarter of fiscal 2008                          (200,000)         0.35           --                 March 13, 2008
                                                  -----------------

    Outstanding, August 31, 2008                         5,899,159
                                                  =================

    Second quarter of fiscal 2009                       (2,158,327)         0.50           --               December 4, 2008
    Third quarter of fiscal 2009                           (40,000)         0.27           --                   May 31, 2009
    Fourth quarter of fiscal 2009                          (10,000)         0.29           --                   June 4, 2009
                                                  -----------------

    Outstanding, August 31, 2009                         3,690,832
                                                  =================


          The Company does not have any outstanding warrants that are not immediately exercisable. The remaining contractual life of warrants outstanding as of August 31, 2009 and 2008 was 0.05 and 0.79 years, respectively. Warrants for the purchase of 3,690,832 and 5,899,159 shares were immediately exercisable on August 31, 2009 and 2008 respectively with a weighted-average price of $0.50 and $0.50 per share, respectively.

                                      F-23



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

          During the fiscal years ended August 31, 2009 and 2008, we granted nil
and  135,000  options  from  the  stock   incentive   plans   described   above,
respectively.  During the fiscal  years ended  August 31, 2009 and 2008,  $0 and
$22,330 was expensed as stock based compensation,  respectively.  The fair value of options  granted is estimated using the  Black-Scholes  option pricing model.
This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii)  weighted-average  expected life, (iii)
risk-free interest rate and (iv) expected volatility.

          The fair value for these options was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                              Year Ended August 31,
                                           ----------------------------
                                              2009              2008
                                           ----------        ----------

     Volatility....................            --            81% to 96%
     Risk free rate................         $  --         3.375% to 4.50%
     Expected dividends............            --                    None
     Expected term (in years)......         $  --           6 to 10 years

     No options were issued in Fiscal 2009


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

          During the fiscal years ended August 31, 2009 and 2008, nil and 50,000 employee options were exercised, respectively, 60,000 and 1,131,000 options were forfeited, respectively and 1,328,,334 and 8,333 options expired. As of August
31, 2009, no unrecognized compensation cost related to employee stock options is expected to be recognized. Additional information relative to our employee options outstanding at August 31, 2009 is summarized as follows:

                                                               Options          Options
                                                             Outstanding      Exercisable
                                                             -----------      -----------
     Number of options.....................................   3,014,192        3,014,192
     Aggregate intrinsic value of options..................  $     --         $     --
     Weighted average remaining contractual term (years)...        3.16             3.16
     Weighted average exercise price.......................  $     0.55       $     0.55


          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of fiscal 2009 and the exercise price,

                                      F-24



multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August
31, 2009.

          A summary of the Company's stock option activity is as follows:

                                                                                           Weighted Average
                                                    Number of            Option Price       Exercise Price
                                                 Options Granted           Per Share           Per Share
                                                 ---------------           ---------           ---------
Outstanding, August 31, 2007................             5,456,860       $0.17 - $7.38              $ 0.71
Granted                                                    135,000       $0.24 -  0.34                0.30
Exercised                                                  (50,000)              $0.23                0.23
Cancelled                                               (1,139,334)      $0.24 - $2.40                0.43
                                               --------------------  ------------------  ------------------
Outstanding, August 31, 2008................             4,402,526       $0.17 - $7.38              $ 0.64
                                               ====================  ==================  ==================
Granted                                                          -                   -                   -
Exercised                                                        -                   -                   -
Cancelled                                               (1,388,334)      $0.24 - $3.00                0.99
                                               --------------------  ------------------  ------------------
Outstanding, August 31, 2009................             3,014,192       $0.17 - $7.38              $ 0.55
                                               ====================  ==================  ==================


          We have 3,670,311 and 4,500,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive
Plan, respectively, as of August 31, 2009. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

          The weighted average fair value of stock options granted during fiscal
2009 and 2008, for which the exercise price was equal to the fair market value of the stock at the time of grant, were nil and $.30 per share, respectively.

          During fiscal 2009, we did not grant any options to employees or members' of our Board of Directors.

12.      INCOME TAXES

          As of August 31, 2009, the Company has federal net operating loss carryforwards totaling approximately $31,400,000. Currently there are no state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2029. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

          The Financial  Accounting  Standards Board (FASB) has issued Financial
Interpretation   No.  48,   "Accounting   for  Uncertainty  in  Income  Taxes-An
Interpretation  of FASB  Statement  No.  109  (FIN  48).  FIN 48  clarifies  the accounting  for  uncertainty  in  income  taxes  recognized  in an  enterprise's financial  statements in accordance with FASB Statement No. 109,  Accounting for
Income Taxes.  FIN 48 requires a company to determine  whether it is more likely than not that a tax position will be sustained upon  examination  based upon the technical merits of the position. If the more-likely-than-not  threshold is met, a company must measure the tax position to determine  the amount to recognize in the  financial  statements.  As a result of the  implementation  of FIN 48,  the
Company  performed a review of its material tax positions.  At the adoption date of May 1, 2007, the Company had no  unrecognized  tax benefit which would affect the  effective  tax rate.  As of August 31,  2009 and 2008,  the  Company had no accrued interest and penalties  related to uncertain tax positions.  The Company is primarily  subject to U.S. and Michigan  income taxes.  The tax years 2007 to current remain open to examination by U.S. federal and state tax authorities.

                                      F-25

          A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:


                                                         Year Ended August 31,
                                                          2009           2008
                                                          ----           ----

Balance, beginning of year                               $   --        $   --
     Decreases in tax positions for prior years              --            --
     Increase in tax positions for prior years               --            --
     Increases in tax positions for current year             --            --
     Settlements                                             --            --
     Lapse in statute of limitiation                         --            --
                                                         --------      --------
Balance, end of year                                     $   --        $   --
                                                         ========      ========

          The income tax benefit for the years ended August 31, 2009 and 2008 is comprised of the following amounts:

                                              2009          2008
                                          -----------   -----------
                   Current:               $      --     $      --

                   Deferred:
                    Federal                   376,000      (636,000)
                    State                     141,000       828,000
                                          -----------   -----------
                                              517,000       192,000
                   Valuation Allowance       (517,000)     (192,000)
                                          -----------   -----------
                                          $      --     $      --
                                          ===========   ===========


          The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

                                                     2009       2008
                                                     ----       ----
                   Statutory tax rate                 34.0%      34.0%
                   State income taxes                  6.0%       5.3%
                   Change in valuation allowance    (40.0)%    (39.3)%
                   Effective tax rate                  0.0%       0.0%

          The components of the net deferred tax assets (liabilities) are as follows:

                                                      2009             2008
                                                  ------------     ------------
              Deferred tax assets (liabilities):
              Property and equipment              $     (3,000)    $    (16,000)
              Intangible assets                           --               --
              Other                                       --               --
              Net operating loss carryforward       10,687,000       11,218,000
                                                  ------------     ------------
                                                    10,684,000       11,202,000
              Valuation allowance                  (10,684,000)     (11,202,000)
                                                  ------------     ------------
                                                  $       --       $       --

          SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $10,684,000 valuation allowance as of August 31, 2009 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The decrease in the valuation allowance for the current year is $518,000, which is net of approximately $314,000 of net operating loss benefits that have expired in the current year.

13.  RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

          During fiscal 2009 and 2008, the Company entered into financing agreements with several related parties of the Company. Please see Notes 9 and 10 for further descriptions of these transactions.

14.  RETIREMENT PLAN

          Currently, the Company does not have a retirement plan in place.



15.  STATEMENTS OF CASH FLOWS

          During fiscal 2009 and 2008, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For  fiscal  2009,  these  non-cash  investing  and  financing   activities  are
summarized as follows:

               The Company  recognized a discount on the Convertible  Promissory
          Notes issued to many accredited  investors (See Note 9). This discount is related to warrants and  beneficial  conversion  feature  issued in
          connection with these notes.                                                $      391,787

               During fiscal 2008, the Company converted $1,551,100 of principal and accrued interest into 30,921,961 shares of its common stock. These
          shares were issued in June and July 2009.                                        1,551,100

               The Company recognized conversion expense as a result of reducing
          the conversion price on notes converted during fiscal 2009.                      1,530,384

               The  Company  issued  793,720  shares in lieu of annual  interest
          payments.                                                                           39,686

               On October 1,  2008,  the  Company  entered  into a note  payable agreement to finance  $20,157 of  directors  and  officer's  insurance premiums.  The note bears interest at a rate of 9.35% per annum and is due in nine monthly  installments of $2,328,  including  principal and interest,  beginning  on November 1, 2008.  This note was paid in full
          during fiscal 2009.                                                                 20,157
                                                                                      --------------

               Total   non-cash   transactions   from  investing  and  financing
          activities.                                                                 $    3,533,114
                                                                                      ==============

For  fiscal  2008,  these  non-cash  investing  and  financing   activities  are
summarized as follows:


                                                                                          Amount
                                                                                          ------
               The Company  recognized a discount on the Convertible  Promissory
          Notes issued to many accredited  investors (See Note 9). This discount is related to warrants and  beneficial  conversion  feature  issued in
          connection with these notes.                                                $      623,659

               During fiscal 2008, the Company converted $2,048,553 of principal and accrued interest into 39,293,919 shares of its common stock. These
          shares were issued in January and June 2008.                                     2,048,553

               The Company recognized conversion expense as a result of reducing
          the conversion price on notes converted during fiscal 2008.                      1,394,476

               The  Company  issued  65,707  shares in lieu of  annual  interest
          payments.                                                                           19,712

               The Company  recognized  a beneficial  conversion  feature on the
          issuance of 65,707 shares in lieu of interest payments.                              2,320

               On October 1,  2007,  the  Company  entered  into a note  payable agreement to finance  $18,896 of  directors  and  officer's  insurance premiums. The note bears interest at a rate of 10.50% per annum and is due in nine monthly  installments of $2,193,  including  principal and interest,  beginning  on November 1, 2006.  This note was paid in full
          during fiscal 2008.                                                                 18,897
                                                                                      --------------
               Total   non-cash   transactions   from  investing  and  financing
          activities.                                                                 $    4,107,617
                                                                                      ==============


16.  SUBSEQUENT EVENTS

     On  September 1, 2009,  Michael  Kramarz,  the  Company's  Chief  Financial
Officer, signed an additional six month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial
Officer  including the preparation of the Company's  financial  statements,  SEC

                                      F-28

Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had a consulting contracts for the period of January 2008 through August 2009.

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

          On September 11, 2009, the Company issued a 90-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000. The note bears an interest rate of 6%. In December 2009, Mr. Silverman extended this note to February 11, 2010. This note was further extended to April 12, 2010.

          On September 14, 2009, the Company entered into an agreement to settle its outstanding debt of $119,000 as of August 31, 2009 that it had with Semple, Marchal & Cooper, LLP for $46,000. As stated in the settlement agreement, the company paid $13,000 down with 11 monthly payments of $3,000 due on the first of each month. The last payment is due August 1, 2010.

          On September 30, 2009, the Company entered into a Stock Purchase Agreement with an accredited investor to sell 1,250,000 shares of common stock at $0.02 per share. The shares were issued in October 2009.

          On October 18, 2009, the Company entered into an agreement to sell the remaining assets of its subsidiary, Oncologix Corporation, which it was storing in lieu of paying the outstanding storage fees of $2,125. We recognized an asset impairment in these assets in fiscal 2009.

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

          On December 29, 2009, the Company issued a 60-day convertible promissory note to an accredited investor in the amount of $25,000. The note is convertible at $0.02 per share and bears an interest rate of 6%.

          On February 1, 2010 the Company entered into a Stock Purchase Agreement with an accredited investor to sell 1,000,000 shares of common stock at $0.025 per share. The shares were issued in February 2010..

          On February 22, 2010, the Company issued a 60-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000. The note bears an interest rate of 6%.

17.  GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2010 and prior to achieving breakeven. Originally, as a result of the acquisition of JDA and the associated License Agreement with the UofM, the Company was required, under the terms of the amended license agreement to raise substantial funds for the development of the technology associated with the License Agreement. Due to the termination of the License Agreement in April 2009, we will not be required to raise these additional substantial funds.

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

          On September 14, 2009, the Company entered into an agreement to settle its outstanding debt of $118,999.91 as of August 31, 2009 that it had with Semple, Marchal & Cooper, LLP for $46,000. As stated in the settlement agreement, the company paid $13,000 down with 11 monthly payments of $3,000 due on the first of each month. The last payment is due August 1, 2010.

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

          As of August 31, 2009 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

          The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) inadequate controls over period end financial disclosure and reporting processes. The Company made an adjustment regarding the impairment value of the assets held by its subsidiary, Oncologix Corporation, at the recommendation of its auditors. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of August 31, 2009 who communicated the matters to our management and board of directors.

          Management  believes that the material  weaknesses  set forth in items
(1), (2) and (3) above did not have an affect on our financial results, with the exception of the adjustment for impairment value. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

          Management's Remediation Initiatives
          ------------------------------------

          Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (2) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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


ITEM 9B.  OTHER INFORMATION

          None

                                    PART III

ITEM 10.  DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The following table sets forth our directors, and executive officers, their ages and all offices and positions held. Directors are elected and serve thereafter until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors. The information is presented as of September 2, 2009:

                    Name                Age         Position held with Company
                    ----                ---         --------------------------
              Anthony Silverman         66        Chief Executive Officer,
                                                  President and Director
              Michael Kramarz           40        Chief Financial Officer
              Barry Griffith            41        Director
              Judy Lindstrom            64        Chief Executive Officer,
                                                  Director, of Oncologix
                                                  Corporation, our subsidiary
              Steven Kurtzman, MD       47        Director, Oncologix
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

          BARRY GRIFFITH has been a director of the company since December of 2004. Mr. Griffith brings 20 years of early stage and upstart medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is a distributor for the St. Jude Medical CRM division. Prior to that, he was Director of Sales with Cardiovascular Systems, Inc., Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray.

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

          STEVEN KURTZMAN, MD. was elected to our Board of Directors on June 25, 2007. On April 1, 2009, Dr. Kurtzman resigned his position but still serves as Director on the Board of our Subsidiary, Oncologix Corporation. He has been an advisor to our Company and has been the Medical Director of IsoRay Medical, Inc. a publicly traded company since January 2006. IsoRay manufactures and markets radiation devices for brachytherapy primarily for the treatment of prostrate cancer. He has, since 1998, been practicing medicine in the San Francisco, California, Bay area specializing in radiation oncology. He is currently the Director of Brachytherapy for Western Radiation Oncology, P.C. He is considered an expert in the management of prostate cancer and has lectured on and taught prostate brachytherapy nationally. He holds a BA from Cornell University and is a graduate of Case Western Reserve University School of Medicine. He completed his residency training in radiation oncology at the Hospital of the University of Pennsylvania.

Compliance with Section 16(a) of the Exchange Act

          Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2009.

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



ITEM 11.  EXECUTIVE COMPENSATION

          The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2009 and 2008 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.


                                                    SUMMARY COMPENSATION TABLE

                                                                                                                   Non-qualified
                                                                                                  Nonequity           deferred
   Name and Principal                                                 Stock       Option       incentive plan       compensation
       Position                 Year       Salary      Bonus ($)     awards($)   awards($)     compensation($)       earnings($)
       --------                 ----       ------      ---------     ---------   ---------     ---------------       -----------
Judy Lindstrom                  2009     $ 116,666     $    --       $    --     $    --          $    --              $    --
Chief Executive Officer and     2008     $ 118,358     $    --       $    --     $ 1,828          $    --              $    --
Chairman of the Board (1)

Andrew M. Green                 2009     $    --       $    --       $    --     $    --          $    --              $    --
CEO and President (2)           2008     $  66,666     $    --       $    --     $    --          $    --              $    --

Stanley L. Schloz               2009     $    --       $    --       $    --     $    --          $    --              $    --
Chariman of the Baord (3)       2008     $  19,833     $    --       $    --     $    --          $    --              $    --

Dr. Andrew M. Kennedy           2009     $    --       $    --       $    --     $    --          $    --              $    --
CMO (4)                         2008     $  70,000     $    --       $    --     $    --          $    --              $    --

Adam Lowe                       2009     $    --       $    --       $    --     $    --          $    --              $    --
COO (5)                         2008     $  66,666     $    --       $    --     $    --          $    --              $    --

Michael A. Kramarz              2009     $  85,928     $    --       $    --     $    --          $    --              $    --
Chief Financial Officer (6)     2008     $  64,291     $    --       $    --     $    --          $    --              $    --


                                                                24

                           SUMMARY COMPENSATION TABLE
                                   (Continued)


   Name and Principal                          All Other           All Other
       Position                 Year          compensation($)        Total($)
       --------                 ----          ---------------        --------

Judy Lindstrom                  2009             $   2,000         $ 116,666
Chief Executive Officer and     2008             $    --           $ 122,186
Chairman of the Board (1)

Andrew M. Green                 2009             $    --           $   --
CEO and President (2)           2008             $    --           $  66,666

Stanley L. Schloz               2009             $   2,000         $   --
Chariman of the Baord (3)       2008             $    --           $  21,833

Dr. Andrew M. Kennedy           2009             $    --           $   --
CMO (4)                         2008             $    --           $  70,000

Adam Lowe                       2009             $    --           $   --
COO (5)                         2008             $    --           $  66,666

Michael A. Kramarz              2009             $    --           $  85,928
Chief Financial Officer (6)     2008             $    --           $  64,291

(1) Ms. Lindstrom was appointed to the Company's Board of Directors on June 25, 2007. On January 4, 2008, Ms. Lindstrom was elected Chairman of the Board. On February 18, 2008, Ms. Lindstrom was elected President and CEO with an annual salary of $200,000. On December 19, 2007, Ms. Lindstrom was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year. These options were cancelled due her resignation on April 1, 2009. On April 1, 2009, Ms. Lindstrom resigned her positions and President, CEO and Chairman of the Board but remains on the Board of Directors of our subsidiary, Oncologix Corporation.

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

(6) Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. Effective January 1, 2008, Mr. Kramarz has been serving as Chief Financial Officer and is being compensated on a consulting basis.

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



     In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial
Officer  including the preparation of the Company's  financial  statements,  SEC
Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated
$50 per hour  worked  and will turn in weekly  time  sheets  for  approval.  The
Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2009 at an hourly rate of $90. During the fiscal 2009, we incurred an expense of $85,928 under these agreements.


                                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                                                   Option awards
                             ----------------------------------------------------------------------------------------------
                                                                 Equity incentive
                                                                   plan awards:
                                Number of         Number of          number of
                                securities       securities         securities
                                underlying       underlying         underlying
                               unexercised       unexercised        unexercised
     Name and Principal          options           options           unearned         Option exercise    Option expiration
          Position           (#) Exercisable  (#) Unexercisable     options (#)          price($)              date
          --------           ---------------  -----------------     -----------          --------              ----
Anthony Silverman                 20,000              -                 -                  $ 0.17            08/09/14
CEO & President as of             50,000              -                 -                  $ 0.17            08/09/14
April 1, 2009

Judy Lindstrom                   100,000              -                 -                  $ 0.40            07/06/13
Former CEO & President
Resigned April 1, 2009

Michael A. Kramarz                45,000              -                 -                  $ 1.33            09/16/12
Chief Financial Officer           10,000              -                 -                  $ 0.53            12/12/12
                                  30,000              -                 -                  $ 0.50            10/06/13
                                  50,000              -                 -                  $ 0.23            07/15/14
                                  20,000              -                 -                  $ 0.17            03/24/15
                                 100,000              -                 -                  $ 0.40            03/22/13






                                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                                                        (Continued)


                                                                         Stock awards
                                        ----------------------------------------------------------------------------------


                                                                                  Equity incentive    Equity incentive
                                                                                     plan awards:        plan awards:
                                                                                      number of         market or payout
                                             Number of           Market value      unearned shares,   value of unearned
                                        shares or units of    of shares or units    units or other     shares, units or
    Name and Principal                    stock that have     of stock that have   rights that have   other rights that
       Position                            not vested (#)        not vested ($)      not vested (#)    have not vested ($)
       --------                            --------------        --------------      --------------    -------------------
Anthony Silverman                                --                 $   --                --                 $   --
CEO & President as of                            --                 $   --                --                 $   --
April 1, 2009

Judy Lindstrom                                   --                 $   --                --                 $   --
Former CEO & President
Resigned April 1, 2009

Michael A. Kramarz                               --                 $   --                --                 $   --
Chief Financial Officer                          --                 $   --                --                 $   --
                                                 --                 $   --                --                 $   --
                                                 --                 $   --                --                 $   --
                                                 --                 $   --                --                 $   --
                                                 --                 $   --                --                 $   --

                                                           28



Options Grants
--------------

          No options were granted to any members of our Board of Directors during fiscal 2009.

          On December 19, 2007,  Ms.  Lindstrom was granted  options to purchase
10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year. These options were cancelled due her resignation on April 1, 2009.

Option Exercise
---------------

          There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2009 or 2008.


                                                        DIRECTOR COMPENSATION


                                                                                     Non-qualified
                        Fees earned                                  Nonequity          deferred
Name and Principal      or paid in      Stock         Option       incentive plan     compensation       All Other        All Other
   Position              cash ($)      awards($)     awards($)     compensation($)     earnings($)     compensation($)     Total($)
   --------              --------      ---------     ---------     ---------------     -----------     ---------------     --------
Barry Griffith            $  --         $  --         $  --            $  --             $  --             $  --            $  --

Dr. Steven Kurtzman       $  --         $  --         $  --            $  --             $  --             $  --            $  --

Anthony Silverman         $  --         $  --         $  --            $  --             $  --             $  --            $  --

Judy Lindstrom            $  --         $  --         $  --            $  --             $  --             $  --            $  --

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

          Since suspension of its research operations on December 31, 2007, no compensation has been paid to any members of the Company's Board of Directors.

                                       29



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

          The following table sets forth as of January 7, 2010, certain information with regard to the beneficial ownership of our common stock held by
(i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:


                                Name and Address                       Amount and Nature            Percent
Title of Class               of Beneficial Owner (2)                 of Beneficial Owner (1)     of Class (1)(3)
--------------               -----------------------                 -----------------------     ---------------
Common Stock         Anthony Silverman                                    17,840,850 (4)             9.81%

Common Stock         Michael Kramarz                                         255,000 (5)             0.14%

Common Stock         Judy Lindstrom                                          100,000 (6)             0.05%

Common Stock         Barry Griffith                                          509,000 (7)             0.28%

Common Stock         Steven Kurtzman, MD                                     400,000 (8)             0.22%

Common Stock         Pension Financial Services of Canada I               10,736,745 (9)             5.90%
                     360 St. Jacques Quest
                     Suite 1100
                     Montreal, Quebec, H2Y 1P5

Common Stock         All directors and executive officer                  19,104,850                10.43%
                     as a group

----------------------------------------------------------------------------------------------------------------------
     Less than 1%

     (1) Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.

     (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from January 7, 2010 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

     (3)  The amounts and  percentages  in the table are based upon  181,877,193 shares of Common Stock outstanding as of January 7, 2010

     (4) Includes 70,000 shares subject to vested options, direct ownership of 17,770,850 shares

     (5)  Includes 255,000 shares subject to vested options.

     (6)  Includes 100,000 shares subject to vested options.

     (7) Includes 500,000 shares subject to vested options and 9,000 shares of stock underlying units held.

     (8)  Includes 400,000 shares subject to vested options.

     (9)  Includes direct ownership of 10,736,745 shares.


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

                                       30

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

          On June 9, 2008, we issued to Mr. Silverman a convertible promissory note for extended interest expense in the amount of $63,822. This note accrued interest at a rate of 10% per annum and was due, including accrued interest on March 31, 2009. In July 2009, $63,822 of principal plus $7,012 in accrued interest was converted into 1,416,672 shares of common stock at an exercise price of $0.05 per share. The Company recognized $56,037 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion.

          On August 4, 2008, the company entered into a Stock Purchase Agreement with its CEO and President, Anthony Silverman to sell 1,500,000 shares of common stock at $0.01 per share. The shares were issued in August 2008.

          On October 13, 2008, the company entered into a Stock Purchase Agreement with its CEO and President, Anthony Silverman to sell 1,500,000 shares of common stock at $0.01 per share. The shares were issued in October 2008.

          On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and is due on March 31, 2012. The note is convertible into shares of the Company's common stock at a rate of $0.05 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2010.

          On September 11, 2009, the Company issued a 90-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000. The note bears an interest rate of 6%. In December 2009, Mr. Silverman extended this note to February 11, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and
(iv) all other fees for services rendered.

                                            August 31, 2009     August 31, 2008

         (i)     Audit Fees                    $   29,268          $   66,381
         (ii)    Audit Related Fees            $     --            $   48,480
         (iii)   Tax Fees                      $     --            $    8,089
         (iv)   All Other Fees                 $   16,431          $    5,521



ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2) Exhibits

     Number                         Description of Filing                                  Method
     ------                         ---------------------                                  ------
      2.1      Agreement of Merger and Plan of Reorganization between BestNet                (9)
               Communications Corp, Oncologix Corporation and JDA Medical
               Technologies, Inc.

      3.1      Articles of Incorporation, as originally filed with the Nevada                (1)
               Secretary of State on February 19, 1998, and as amended to date

      3.3      Certificate of Amendment to Articles of Incorporation, as
               originally filed with the Nevada Secretary of State.                          (6)


      3.4      Amended Certificate of Designations, Rights, Preferences and                  (6)
               Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

      3.5      Amended Certificate of Designations, Rights, Preferences and                  (6)
               Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

      3.6      Amended Certificate of Designations, Rights, Preferences and                  (6)
               Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.

      3.7      Amended and Restated Bylaws of BestNet Communications Corp.                   (8)

      3.8      Certificate of Amendment of Articles of Incorporation, as
               originally filed with the Nevada Secretary of State.                         (11)

       4       2000 Incentive Stock Plan                                                     (2)

      4.1      Form of Unit Purchase Agreement                                               (7)

     10.1      Securities Purchase Agreement between Wavetech and the investor               (3)
               and the Placement Agent

     10.2      Registration Rights Agreement between Wavetech, the Investor and              (3)
               the Placement Agent

     10.3      Registration Right Agreement                                                  (3)

     10.4      Securities Purchase Agreement                                                 (3)

     10.5      Product Customization Agreement                                               (4)

     10.6      Purchase Agreement by and among Softalk, Inc., Interpretel (Canada)           (5)
               Inc. and Wavetech International, Inc. dated October 25, 1999

     10.7      Amendment No. 1 to Amended and Restated License Agreement                     (5)

     10.8      Amended and Restated License Agreement                                        (5)

     10.9      Share Exchange Agreement by and among Wavetech International, Inc.,           (5)
               Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999

     10.10     Minutes of Settlement between BestNet Communications Corp. and                (8)
               Softalk, Inc.

     10.11     Lease Agreement Dated November 1, 2005, by and between Noto's                 (10)
               Properties LLC. and Bestnet

     10.12     Lease Agreement Dated July 25, 2006, by and between R & J Ventures            (10)
               LLC. and Oncologix Corporation

                                                33



     10.13     Lease Agreement Dated July 12, 2006, by and between Office Suites             (10)
               Plus and Oncologix Corporation

     10.14     Form of Note and Warrant Purchase Agreement between BestNet and               (10)
               Mountainview Opportunistic Growth Fund LP

     10.15     Form of Note Purchase Agreement Issued July 7, 2006                           (10)

     10.16     Franco Consulting Agreement                                                   (9)

     10.17     Kennedy Employment Agreement                                                  (9)

     10.18     Green Employment Agreement                                                    (9)

     10.19     Lowe Employment Agreement                                                     (9)

     10.20     License to Fountain Pharmaceuticals, Inc.                                     (11)

     14.1      Oncologix Tech, Inc. Code of Ethics                                           (6)

      21       Subsidiaries of the Registrant                                                 *

     32.1      Section 906 Certification of Andrew M. Green                                   *

     32.2      Section 906 Certification of Michael A. Kramarz                                *

     31.1      Certification of Chief Executive Officer                                       *

     31.2      Certification of Chief Financial Officer                                       *

      99       Consent of Chisholm, Bierwolf, Nilson & Morrill LLC                            *


--------------------
*        Filed herewith

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

                                       34

(b) Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

    June 22, 2009       Oncologix Tech, Inc. changes Certified Public Accountant

   August 12, 2009      Oncologix Tech, Inc. reports conversion of debt.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ONCOLOGIX TECH, INC.


Date:  March 17, 2010                       By:  /s/  Anthony Silverman
                                               --------------------------------
                                                      Anthony Silverman
                                                      Chief Executive Officer
                                                      and President


Date:  March 17, 2010                       By:  /s/  Michael A. Kramarz
                                               --------------------------------
                                                      Michael A. Kramarz
                                                      Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Anthony Silverman                 Date:  March 17, 2010
   ------------------------------------
          Anthony Silverman,
          Chief Executive Officer,
          President and Director

By:  /s/  Michael A. Kramarz                Date:  March 17, 2010
   ------------------------------------
          Michael A. Kramarz,
          Chief Financial Officer

By:  /s/  Barry Griffith                    Date:  March 17, 2010
   ------------------------------------
          Barry Griffith, Director