Form 10-Q
period 2009-11-30
Oncologix Tech Inc.
filed 2010-05-13
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended November 30, 2009.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

(616) 977-9933
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer                 ☐                                                                Accelerated Filer                            ☐

Non-accelerated Filer                   ☐                                                                Smaller Reporting Company         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     ☐        No     ☒

As of April 1, 2010, there were 183,554,126 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes      ☐        No     ☒

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

IMPORTANT INFORMATION………………………………………………………………………………………………….....................................................	3

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009………………………………................................	4

Condensed Consolidated Statements of Operations (Unaudited) for the three month period
ended November 30, 2009 and 2008………………………………………..................................................................................................................................	5

Condensed Consolidated Statements of Stockholders' Deficit for the perdiod from
August 31, 2008 through November 30, 2009 (Unaudited)…………………………………………………………………………………...........................	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month period
ended November 30, 2009 and 2008……………………………………………………………………………………………………………………..............	7

Notes to Condensed Consolidated Financial Statements (Unaudited)………………………………………………………………………………...............	8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations……………………………………………………………………………….....................................................................................................................	24

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk……………………………………………………………………………......................	29

ITEM 4. Controls and Procedures……………………………………………………………………………………………………………………………….....	30

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings…………………………………………………………………………………………………………………………………….........	31

ITEM 1A. Risk Factors……………………………………………………………………………………………………………………………………................	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………………………………………………………………………...	31

ITEM 3. Defaults Upon Senior Securities…………………………………………………………………………………………………….................................	31

ITEM 4. Submission of Matters to a Vote of Security Holders…………………………………………………………………………………………….........	31

ITEM 5. Other Information……………………………………………………………………………………………………………………………………..........	32

ITEM 6. Exhibits……………………………………………………………………………………………………………………………………...........................	32

IMPORTANT NOTICE

This Report was required to be filed on January 14, 2010. We were unable to meet that requirement because we lacked funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
ONCOLOGIX TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents………………………………………………………………………………..........................................................................	$3,545	$743
Prepaid expenses and other current assets……………………………………………………………………...............................................................	24,124	7,092
Prepaid commissions………………………………………………………………………………………………….........................................................	-	2,691

Total current assets……………………………………………………………………………………………….......................................................	27,669	10,526

Property and equipment (net of accumulated depreciation
of $19,121 and $18,793)………………………………………………………………………………….............................................................................	2,381	2,709
Investment in IUTM…………………………………………………………………………………………..........................................................................	3,186	3,186
Marketing rights………………………………………………………………………………………………….....................................................................	212	212
Long-term assets of discontinued operations………………………………………………………………………...........................................................	-	4,795

Total assets……………………………………………………………………………….....................................................................................	$33,448	$21,428

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425)……………………………………………….............................................................	$30,000	$1,107,575
Notes payable……………………………………………………………………………………………………................................................................	44,130	-
Notes payable - related parties…………………………………………………………………………………................................................................	25,000	-
Accounts payable and other accrued expenses……………………………………………………………………………….......................................	160,974	263,736
Accrued interest payable………………………………………………………………………………….........................................................................	28,820	102,735
Current liabilities of discontinued operations……………………………………………………………………….......................................................	-	2,000

Total current liabilities………………………………………………………………………………...........................................................................	288,924	1,476,046

Long-term liabilities:
Convertible notes payable……………………..…………………………………………………………….....................................................................	127,712	127,712
Convertible notes payable - related parties…………………………………………………………………………………….......................................	235,025	235,025

Total long-term liabilities……………………………………………………………………………………………………......................................	362,737	362,737

Total liabilities…………………………………………………………………………….....................................................................................	651,661	1,838,783

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
295,862 and 295,862 shares issued and outstanding at
November 30, 2009 and August 31, 2009, respectively…………………………………………………………………………………………....	296	296
Common stock, par value $.001 per share; 200,000,000 shares authorized;
181,877,193 and 178,282,995 shares issued at November 30, 2009 and
August 31, 2009, respectively; 181,877,193 and 155,900,627 shares outstanding
at November 30, 2009 and August 31, 2009, respectively………………………..……………………………......................................................	181,206	155,901
Additional paid-in capital…………………………………………………………………………………………….........................................................	56,660,347	55,104,084
Accumulated deficit……………………………………………………………………………………………………......................................................	(57,490,181)	(57,074,502)
Common stock subscribed, underlying common shares of 670.719 and 0……………………………………………………...................................	33,536	-
Noncontrolling interest………………………………………………………………………………………………........................................................	(3,417)	(3,134)

Total stockholders' deficit………………………………………………………………………….....................................................................	(618,213)	(1,817,355)

Total liabilities and stockholders' deficit…………………………………………………………….................................................................	$33,448	$21,428

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	For the Three Months Ended
	November 30,	November 30,

Revenue………………………………………………………………………...........................................................................................................................	$-	$ -

Cost of Revenues…………………….......................................................................................................................................................................................	-	-

Gross margin………………………………………………………............................................................................................................................................	-	-

Operating expenses:
General and administrative…………………………………………………………..............................................................................................................	64,301	222,513
Depreciation and amortization………………………………………………………………………....................................................................................	328	416

Total operating expenses………………………………………………………....................................................................................................................	64,629	222,929

Loss from operations………………………………………………………………………...................................................................................................	(64,629)	(222,929)

Other income (expense):
Interest and finance charges……………………………………………………………………….......................................................................................	(30,173)	(259,140)
Conversion expense……………………………………………………….............................................................................................................................	(391,276)	(26,457)
Loss on disposal of assets………………………………………………………………………..........................................................................................	-	(382)
Cancellation of debt……………………………………………….........................................................................................................................................	73,000	-
Other income (expense)………………………………………………………………………………...................................................................................	(60)	(3,465)

Total other income (expense)………………………………………………………………..................................................................................................	(348,509)	(289,444)

Net loss from continuing operations……………………………………………………………….....................................................................................	(413,138)	(512,373)

Discontinued operations:
Operating loss from discontinued operations…………………………………………………………..............................................................................	(2,824)	(13,475)
Gain on disposal of discontinued operations…………………………………………......................................................................................................	-	-

Loss from discontinued operations………………………………………….........................................................................................................................	(2,824)	(13,475)

Less loss attributable to noncontrolling interest…………………………….....................................................................................................................	(283)	-

Net loss from discontinued operations…………………………….......................................................................................................................................	(2,541)	(13,475)

Net loss before income taxes………………………………………………………………………………………………….................................................	(415,679)	(525,848)

Income taxes…………………………………………………………………............................................................................................................................	-	-

Net loss………………………………………………………………………………………………….....................................................................................	$(415,679)	$(525,848)

Loss per common share, basic and diluted:
Continuing operations………………………………………………………………………............................................................................................	$(0.00)	$(0.00)
Discontinued operations……………………………………………………………........................................................................................................	(0.00)	(0.00)

	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted……………………………………………………………………………..........................................................................	176,200,252	116,929,837

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD SEPTEMBER 1, 2008 THROUGH NOVEMBER 30, 2009

					Additional		Common	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Subscribed	Interest	Total

Balance, August 31, 2008	295,862	$296	113,734,946	$113,735	$51,889,552	$(54,499,370)	$-	$-	$(2,495,787)

Stock based compensation	-	-	-	-	1,030	-	-	-	1,030
Issuance of stock for services	-	-	150,000	150	1,350	-	-	-	1,500
Issuance of stock for interest	-	-	793,720	794	38,892	-	-	-	39,686
Issuance of stock purchased for cash	-	-	10,300,000	10,300	127,700	-	-	-	138,000
Induced conversion expense - interest
paid with stock	-	-	-	-	26,457	-	-	-	26,457
Induced conversion expense - conversion
notes payable	-	-	-	-	1,503,927	-	-	-	1,503,927
Conversion of notes payable	-	-	29,505,289	29,506	1,445,758	-	-	-	1,475,264
Conversion of notes payable - related parties	-	-	1,416,672	1,416	69,418	-	-	-	70,834
Sale of noncontrolling interest	-	-	-	-	-	-	-	212	212
Net loss	-	-	-	-	-	(2,575,132)	-	(3,346)	(2,578,478)

Balance, August 31, 2009	295,862	$296	155,900,627	$155,901	$55,104,084	$(57,074,502)	$-	$(3,134)	$(1,817,355)

Issuance of stock purchased for cash at $0	-	-	2,500,000	2,500	47,500	-	-	-	50,000
Induced conversion expense - conversion
notes payable	-	-	-	-	391,276	-	-	-	391,276
Conversion of notes payable	-	-	22,805,847	22,805	1,117,487	-	33,536	-	1,173,828
Net loss	-	-	-	-	-	(415,679)	-	(283)	(415,962)

Balance, November 30, 2009 (Unaudited)…………………………………….........................	295,862	$296	181,206,474	$181,206	$56,660,347	$(57,490,181)	$33,536	$(3,417)	$(618,213)

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	For the Three Months Ended
	November 30,	November 30,
	2009	2008
Operating activities:
Net loss……………………………………………………………………………………………………….....................................................................	$(415,962)	$(525,848)
Net loss from discontinued operations………………………………………………………………....................................................................	2,824	13,475

Net loss from continuing operations………………………………………………………………………............................................................	(413,138)	(512,373)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization…………………………………………………………….......................................................................................	328	416
Loss on disposal of property and equipment…………………………………………………….........................................................................	-	382
Stock based compensation expense……………………………………………………........................................................................................	-	2,238
Amortization of discount on notes payable and warrants……………………………………………………...................................................	12,425	186,253
Induced conversion expense notes payable………………………………………………………......................................................................	391,276	26,457
Issuance of stock and warrants for services………………………………………………………......................................................................	-	80,000
Beneficial conversion feature - stock issued for interest………………………….............................................................................................	-	39,686

Changes in operating assets and liabilities:
Prepaid expenses and other current assets……………………………………….................................................................................................	2,168	1,042
Prepaid commissions……………………………………………………………......................................................................................................	2,691	28,701
Deposits and other assets……………………………………….............................................................................................................................	-	2,691
Accounts payable and other accrued expenses…………………………………………….................................................................................	(75,762)	98,845
Accrued interest payable………………………………………………………………...........................................................................................	9,913	1,653

Net operating cash flows - continuing operations…………………………………………........................................................................................	(70,099)	(44,009)

Net operating cash flows - discontinued operations…………………………………................................................................................................	(179)	(30)

Net cash used in operating activities………………………………………………………..........................................................................................	(70,278)	(44,039)

Investing activities:
Investment in joint venture………………………………………………………...........................................................................................................	-	-

Net investing cash flows - continuing operations………………………………………………………....................................................................	-	-

Net investing cash flows - discontinued operations…………………………………................................................................................................	150	6,740

Net cash used in investing activities………………………………………………………..........................................................................................	150	6,740

Financing activities:
Proceeds from the issuance of common stock……………………………………………………..............................................................................	50,000	30,000
Repayment of notes payable………………………………………………………………………...............................................................................	(2,070)	(2,171)
Repayment of notes payable - related parties………………………………………………………...........................................................................	25,000	-

Net cash provided by financing activities - continuing operations...……………..…………………………………………………………………….	72,930	27,829

Net increase (decrease) in cash and cash equivalents…………………………………………………............................................................................	2,802	(9,470)

Cash and cash equivalents, beginning of period………………………………………………………….........................................................................	743	9,912

Cash and cash equivalents, end of period………………………………………………………………………….............................................................	$3,545	$442

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY

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

We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818.  At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we  suspended these activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

Our new mailing address is P.O. Box 8832, Grand Rapids, MI  49518-8832, telephone (616) 977-9933.

During May 2008, we determined to dispose of most of the assets of the Oncosphere project.  This information is being presented as discontinued operations for all periods shown.

In February 2009, we entered into a Technology Agreement with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that:

(a)
The Company has granted an exclusive license to a new IUT subsidiary, called “IUTM”, to develop and manufacture products based on the Company’s proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland – Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.

(b)	The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.
(c)
In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company’s indebtedness.

(d)	The Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and the Company has issued IUTM 10% of the equity ownership of that subsidiary.

In addition, on April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland – Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement.

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

By letter dated August 12, 2009, the Securities and Exchange Commission (“SEC”) notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company’s securities.  As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings.  However, there is no assurance of that outcome.  Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them.  In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of its 90% owned subsidiary Oncologix Corporation, and its wholly owned subsidiaries Interpretel Inc, Telplex International and International Environment Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

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

INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards in excess of $30,000,000 as of November which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

NONCONTROLLING INTEREST

In December 2007, the FASB issued FASB ASC 810, Consolidation, Non-Controlling Interests (“ASC 810”) (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through November 30, 2009, the Company has allocated $3,629 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of November 30, 2009 and August 31,  2009.

CONVERTIBLE DEBT

Interest on convertible debt is calculated using the simple interest method.  The company recognizes a beneficial conversion feature to the extent the conversion price is less than the closing stock price on the issuance of the convertible notes.  The Company has adopted ASC 470-20-35 regarding changes in the terms of the convertible notes also follows EITF’s 96-19 and 06-06 regarding changes in the terms of the convertible notes.  The Company has adopted ASC 470-20-40 regarding induced conversion of its convertible debt.

STOCK BASED COMPENSATION

Effective September 1, 2006, we adopted the fair value recognition provisions of ASC 718 Compensation – Stock Based Compensation (formerly SFAS 123(R)), using the modified prospective transition method.  Under that transition method, employee compensation cost recognized for fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but net yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.  Results for prior periods have not been restated.  Stock-based compensation expense is recognized as a component of general and administrative expense in the Statement of Operations.

The Company accounts for stock-based compensation to its employees and directors and measures of the amount of compensation expense for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.  Restricted stock awards issued to employees and directors are measured based on the fair market values of the underlying stock on the dates of grant.

NET LOSS PER COMMON SHARE

Based on ASC 260 (formerly SFAS128 “Earnings Per Share”), basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.

Basic and diluted earnings per share for the three months ended November 30, 2009 and 2008 are as follows:

	For the Three Months Ended
	November 30,	November 30,
	2009	2008

Net loss attributable to common shareholders
Continuing operations	$(413,138)	$(512,373)
Discontinued operations	(2,541)	(13,475)

	$(415,679)	$(525,848)

Weighted average shares outstanding	176,200,252	116,929,837

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)

	$(0.00)	$(0.00)

Due to the net losses in fiscal 2009 and fiscal 2008, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, not included the diluted loss per share calculation for the three months ended November 30, 2009 and 2008 were 951,416 and 9,726,895, respectively.

NOTE 3 – DISCONTINUED OPERATIONS

We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818.  At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we had to suspend these activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

Net assets related to discontinued operations of our Oncosphere assets are as follows:

	November 30,	August 31,
	2009	2009
Current assets of discontinued operations:
Prepaid expenses and other current assets…………………………………………………………………….............................................................	$-	$-

Total current assets of discontinued operations………………………………………………………………………………………………....	-	-

Long-term assets of discontinued operations:
Property and equipment……………………………………………………………………………………….................................................................	-	4,795

Total long-term assets of discontinued operations………………………………………………………………………………………………	-	4,795

Total assets of discontinued operations………………………………………………………………………..................................................................	$-	$4,795

Current liabilities of discontinued operations:
Accounts payable and other accrued expenses……………………………………………………………………………….....................................	$-	$2,000

Total liabilities of discontinued operations………………………………………………………………………..............................................................	$-	$2,000

Net assets of discontinued operations………………………………………………………………………….................................................................	$-	$2,795

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Three Months Ended
	November 30,	November 30,
	2009	2008
Operating expenses:
General and administrative	$155	$-
Depreciation and amortization	2,669	9,608

Total operating expenses	2,824	9,608

Loss from operations	(2,824)	(9,608)

Other income (expense):
Loss on disposal of assets	-	(3,837)
Other income (expense)	-	(30)

Total other income (expense)	-	(3,867)

Loss from discontinued operations	(2,824)	(13,475)
Gain on disposal of discontinued operations	-	-

Loss from discontinued operations	(2,824)	(13,475)

Less loss attributable to noncontrolling interest	(283)	-

Net loss from discontinued operations	$(2,541)	$(13,475)

NOTE 4 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  As of the date of this report, the Company has 295,862 Preferred Series A shares outstanding.  These shareholders do not have any voting rights in the Company.  Each Series A Preferred share is convertible into two shares of common stock at a price of $0.10 per common share.

UNITS:

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors.  Each Unit consists of the following underlying securities:  (i) three shares of the Company’s common stock;  (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share;  and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30.  The warrants expired on March 31, 2006.  Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company’s common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).  The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors.  Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005.  Our Board of Directors again authorized the separation of the Units again in April 2008.  On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock.  On June 27, 2008, holders of 47,000 Units contributed $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock. As of November 30, 2009 and August 31, 2009, there were 295,862 and 295,862 Units outstanding that had not been separated, respectively.  These units are presented as their underlying securities on our balance sheet and consist of 295,862 shares of Series A Preferred Stock and 887,586 shares of common stock which is included in the issued and outstanding shares.

SUBSCRIBED COMMON STOCK:

As of November 30, 2009, we have 670,719 shares of subscribed stock that are issuable for the conversion of $33,536 in principal and accrued interest in convertible notes at a conversion price of $0.05 per share.  There were 0 shares issuable as of August 31, 2009.
For the period Ended November 30, 2009
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	670,719	$33,536

Total subscribed stock	670,719	$33,536

For the year Ended August 31, 2009
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	-	$-

Total subscribed stock	-	$-

COMMON STOCK:

Under the terms of our acquisition of JDA, we issued 43,000,000 shares of our common stock to the previous owners of JDA.  Of these shares, 29,843,160 were placed into escrow pending the achievement of certain development and operating goals.  These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow.  The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows:  (i) 7,460,790 shares upon the completion of the “Development Phase”, as defined in the Merger Agreement between the Company and JDA (already released); (ii) 9,325,986 shares upon the completion of the “Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 shares upon the completion of the Clinical Approval Phase.   On September 10, 2009, the remaining 22,382,368 shares in escrow were released back to the Company and subsequently retired.  Below is a listing of recent stock sales:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to its CEO, Anthony Silverman at a price of $0.01 per share.
December 1, 2008	$15,000	On December 1, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
January 13, 2009	$3,000	On January 13, 2009, the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
March 17, 2009	$15,000	On March 17, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
May 13, 2009	$30,000	On May 13, 2009, the Company sold 2,000,000 shares of common stock to three accredited investors at $0.015 per share.
May 22, 2009	$15,000	On May 22, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
June 13, 2009	$30,000	On June 13, 2009, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.02 per share.
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.

WARRANTS:

Details relative to the 57,500 and 3,690,832 outstanding warrants at November 30, 2009 and August 31, 2009, respectively are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date
First quarter of fiscal 2002	25,000	$2.90	-	October 17, 2007
Second quarter of fiscal 2002	5,751	1.19	-	January 30, 2008
Third quarter of fiscal 2002	1,100,000	0.50	-	April 23, 2007
Second quarter of fiscal 2004	100,000	0.32	-	January 8, 2007
Third quarter of fiscal 2004	40,000	0.27	-	May 31, 2009
Fourth quarter of fiscal 2004	10,000	0.29	-	June 4, 2009
Third quarter of fiscal 2006	200,000	0.35	-	March 13, 2008

Outstanding, August 31, 2006	1,480,751

Second quarter of fiscal 2007	(100,000)	0.32	-	January 8, 2007
Second quarter of fiscal 2007	2,158,327	0.50	-	December 4, 2008
Third quarter of fiscal 2007	(1,100,000)	0.50	-	April 23, 2007

Outstanding, August 31, 2007	2,439,078

First quarter of fiscal 2008	(25,000)	2.90	-	October 17, 2007
First quarter of fiscal 2008	3,633,332	0.50	0.05	September 17, 2009
Second quarter of fiscal 2008	(5,751)	1.19	-	January 30, 2008
Second quarter of fiscal 2008	57,500	0.40	0.26	December 3, 2009
Third quarter of fiscal 2008	(200,000)	0.35	-	March 13, 2008

Outstanding, August 31, 2008	5,899,159

Second quarter of fiscal 2009	(2,158,327)	0.50	-	December 4, 2008
Third quarter of fiscal 2009	(40,000)	0.27	-	May 31, 2009
Fourth quarter of fiscal 2009	(10,000)	0.29	-	June 4, 2009

Outstanding, August 31, 2009	3,690,832

First quarter of fiscal 2010	(3,633,332)	0.50	-	September 17, 2009

Outstanding, November 30, 2009	57,500	0.40	-

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

ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

During the three month period ended November 30, 2009 and 2008 zero employee options were exercised, respectively, zero options were forfeited, and 5,000 and 25,000 options expired, respectively.  As of November 30, 2009, $0 of total unrecognized compensation cost related to employee stock options is expected to be recognized.  Additional information relative to our employee options outstanding at November 30, 2009 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2008	4,402,526	$0.17 - $7.38	$ 0.64
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,388,334)	$0.24 - $3.00	0.99
Outstanding, August 31, 2009	3,014,192	$0.17 - $7.38	$ 0.55
Granted	-	-	-
Exercised	-	-	-
Cancelled	(5,000)	$2.94	2.94
Outstanding, November 30, 2009	3,009,192	$0.17 - $7.38	$ 0.55

	Options	Options
	Outstanding	Exercisable
Number of options	3,009,192	3,009,192
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years	2.92	2.92
Weighted average exercise price	$0.55	$0.55

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2009.

NOTE 5 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of November 30, 2009 and August 31, 2009:

	November 30,	August 31,
	2009	2009

12.0% convertible note due March 31, 2012	$ 2,712	$ 2,712

8.0% convertible notes due December 4, 2008	125,000	125,000

6.0% convertible note due January 22, 2010, net of a discount of
$0 and $125,001 as of August 31, 2009 and August 31, 2008	30,000	30,000

6.0% convertible notes due September 17, 2009, net of a discount of
$12,425 and $279,212 as of August 31, 2009 and August 31, 2008 (1)	-	1,077,575

Total unsecured convertible notes payable	157,712	1,235,287
Less: Current portion	(30,000)	(1,107,575)

Long-term portion	$ 127,712	$ 127,712

(1) These notes were converted into common stock in September 2009.

During December 2006, we issued seven Convertible Promissory Notes in an aggregate principal amount of $480,000.  These Convertible Promissory Notes are due December 4, 2008, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30.  The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of one half the number of common shares into which each Convertible Promissory Note is convertible.  The warrants expire on December 4, 2008 and have an exercise price of $0.50 per share.  We recognized a discount of $58,708 related to the warrants and a beneficial conversion feature of $269,541 related to these notes.  During fiscal 2009, $43,073 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.  In July 2009, $480,000 of principal plus $46,475 in accrued interest was converted into 10,529,493 shares of common stock at an exercise price of $0.05 per share.  The Company recognized $522,924 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price from $0.30 to $0.05 to induce the conversion.

During January 2007, we issued fourteen additional Convertible Promissory Notes in an aggregate principal amount of $485,000 as a continuation of the private offering of Units that commenced in December, 2006.  We recognized a discount of $55,446 related to the warrants and a beneficial conversion feature of $300,197 related to these notes.  During  fiscal 2009, $49,317 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.  In July 2009, $455,000 of principal plus $44,054 in accrued interest was converted into 9,981,091 shares of common stock at an exercise price of $0.05 per share.  The Company recognized $495,689 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price from $0.30 to $0.05 to induce the conversion.  The remaining Convertible Promissory Note in the principal amount of $30,000 was extended to January 22, 2010.  The remaining principal amount of $30,000 plus accrued interest of $3,847 was converted into 670,719 shares of common stock at a exercise price of $0.05 per share during February 2010. The Company recognized $22,564 in conversion expense as a result of the reduction of the conversion price from $0.30 to $0.05 to induce the conversion.

During February 2007, we issued eight additional Convertible Promissory Notes in an aggregate principal amount of $330,000 as a continuation of the private offering of Units described above.  We recognized a discount of $35,487 related to the warrants and a beneficial conversion feature of $192,820 related to these notes.  During fiscal 2009, $32,611 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.  In July 2009, $330,000 of principal plus $31,951 in accrued interest was converted into 7,239,032 shares of common stock at an exercise price of $0.05 per share.  The Company recognized $359,510 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price from $0.30 to $0.05 to induce the conversion.

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

On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company’s Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000.  This note bears interest at a rate of 12% and is payable monthly.  The principal is due in full on December 15, 2007.  On November 30, 2007, the Company repaid $100,000 of the principal.  In connection with this repayment, Mr. Schloz agreed to extend the remaining principal until January 14, 2008.  The note is convertible into the Company’s common stock at a conversion price of $0.20 per common share.  During May 2008, Mr. Schloz entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share.  On June 9, 2008, the investor elected to convert $50,000 in principal into 1,000,000 shares of common stock at an exercise price of $0.05 per share.  The Company recognized $33,333 in conversion expense as a result of the reduction of the conversion price to induce the conversion.  Mr. Schloz elected to extend $2,712 in accrued interest until March 31, 2012 which is convertible at $0.15 per share.

During September through November 2007, we issued thirty-four Convertible Promissory Notes in an aggregate principal amount of $1,090,000.  These Convertible Promissory Notes are due September 17, 2009, bear interest at the rate of 6% per annum and are convertible into our common stock at a rate of $0.30.  The Convertible Promissory Notes were issued in a private offering of Units, each consisting of a Convertible Promissory Note and a warrant for the purchase of the number of common shares into which each Convertible Promissory Note is convertible.  The warrants expire on September 17, 2009 and have an exercise price of $0.50 per share.  We recognized a discount of $180,330 related to the warrants and a beneficial conversion feature of $318,330 related to these notes.  During the first quarter of fiscal 2010, $12,425 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.  During the fiscal 2009, $266,786 was expensed as interest and finance charges as a result of amortizing the discount and beneficial conversion feature.  On October 29, 2008, the Company issued 793,720 shares of its common stock to holders of convertible promissory notes in lieu of an annual cash interest payment of $39,686.  The company also recorded $26,457 in conversion expense as a result of reducing the conversion price from $0.30 to $0.05 per share for this conversion.  In September 2009, holders of $1,090,000 in principal and $83,828 in accrued interest converted their notes into 23,476,566 shares of common stock at a conversion price of $0.05. These shares were issued in November 2009.  The Company recognized $391,276 in conversion expense in fiscal 2010 as a result of the reduction of the conversion price from $0.30 to $0.05 to induce the conversion.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	November 30,	August 31,
	2009	2009

6.0% convertible note due March 31, 2012 (1)	$235,025	$235,025

Outstanding unsecured related party convertible notes payable	$235,025	$235,025

(1) Note Due 3/31/12 payable to former CEO who resigned 4/1/09.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom.  This note accrues interest at a rate of 6% per annum and is due on March 31, 2012.  The note is convertible into shares of the Company’s common stock at a rate of $0.05 per common share.  Ms. Lindstrom signed an abstention to convert this note until June 1, 2010.

RELATED PARTY NOTES PAYABLE:

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to April 12, 2010.

	November 30,	August 31,
	2009	2009
6.00% note payable due April 14, 2010 (1)	$25,000	$-

Outstanding unsecured related party convertible notes payable	$25,000	$-

(1) Note payable to Anthony Silverman, the Company's President and CEO.

OTHER NOTES PAYABLE:

On September 15, 2009, the Company settled its $119,000 debt with its prior accountant, Semple, Marchal & Cooper LLP. for $46,000  In connection with this settlement, the Company paid $13,000 down and signed a promissory note in the amount of $33,000 with monthly payments of $3,000 beginning October 1, 2009.

On October 31, 2009, the Company entered into a note payable agreement to finance $19,200 of directors and officer’s insurance premiums.  The note bears interest at a rate of 8.99% per annum and is due in nine monthly installments of $2,214, including principal and interest, beginning on November 30, 2009.

	November 30,	August 31,
	2009	2009
8.99% note payable due July 31, 2010	$17,130	$-
Note payable to former Accountants	27,000	-

Outstanding unsecured related party convertible notes payable	$44,130	$-

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval.  The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2009 at an hourly rate of $90. During the fiscal 2009, we incurred an expense of $85,928 under these agreements.  On September 1, 2009, the Company entered into another six month consulting agreement with Mr. Kramarz at a hourly rate of $70.  During fiscal 2010, we incurred an expense of $19,110 under this agreement.

NOTE 7 – LICENSE AGREEMENT

The technology underlying the medical device that was formerly being developed by the Company was subject to a certain Master License Agreement ("License"), effective September 16, 2003, between Oncologix's predecessor, JDA, as Licensee, and the University of Maryland (the “University” as Licensor. We assumed JDA’s position in our acquisition of JDA.

On April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland – Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement.

NOTE 8 — RELATED PARTY TRANSACTIONS

In September 2009, the Company issued a 90-day promissory note to Anthony Silverman, it's CEO, in the amount of $25,000 and bears interest at a rate of 6% per annum.  The note was subsequently extended to April 12, 2010.

NOTE 9 – JOINT VENTURE

In February 2009, we entered into a Technology Agreement with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that:

(a)
The Company has granted an exclusive license to a new IUT subsidiary, called “IUTM”, to develop and manufacture products based on the Company’s proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland – Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.

(b)	The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.
(c)
In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company’s indebtedness.

(d)	The Company will transfer its marketing rights to its subsidiary, Oncologix Corporation and issued IUTM 10% of the equity ownership of that subsidiary.

We have been advised that the group of German companies of which IUTM is a part (“Group”) is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. We have begun discussions with the Group to determine our future business and financial relationships and plans, including the possibility of developing and commercializing other radiation-based medical products.  Our plan is then to seek financing for the implementation of those plans. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements

In the first quarter of fiscal 2010, FASB issued FASB ASC 470-20 which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We do expect the adoption of ASC 470-20 to have a material effect on our financial condition or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure requirements.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date the financial statements are available to be issued.  ASU 2010-09 also amends the definition of an SEC filer to include any entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934.  This update also removed the definition of public entity.  Further, the scope of the reissuance disclosure requirements is refined to include revised financial statements only.  The amendment is effective for interim or annual periods ending after June 15, 2010.  We do not expect the adoption of ASU 2010-09 to have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides new disclosure requirements and clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 860): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective ASU 2010-02 is to address implementation issued related to changes in ownership provisions in the Consolidation – Overall Subtopic 810-10, formerly FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Subtopic 810-10 established the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  ASU 2010-02 affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  This guidance applies to the following: 1.  A subsidiary or group of assets that is a business or nonprofit activity; 2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; 3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in a entity.  The amendment is effective in the first interim or annual reporting periods ending on or after December 15, 2009.

In September 2009, the FASB amended the ASC as summarized in Accounting Standard Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 860, Transfers and Servicing (“ASC 860”) (formerly referenced as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The FASB’s objective in issuing ASC 860 was to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 860 on its consolidated results of operations and financial condition.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“ASC 855”) (formerly referenced as SFAS No. 165, Subsequent Events). ASC 855 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for the Company beginning in the first quarter of fiscal 2010 and is required to be applied prospectively. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued FASB ASC 810, Consolidation, Non-Controlling Interests (“ASC 810”) (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued FASB ASC 805, Business Combinations (“ASC 805”) (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations) which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in subsequent to May 1, 2009 will be accounted for in accordance with ASC 805. The Company expects ASC 805 will have an impact on its consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it may consummate after the effective date. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

NOTE 11 — GOING CONCERN

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

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On December 29, 2009, the Company issued a 60-day convertible promissory note to an accredited investor in the amount of $25,000.  The note is convertible at $0.02 per share and bears an interest rate of 6% and was extended to April 28, 2010

On February 1, 2010 the Company entered into a Stock Purchase Agreement with an accredited investor to sell 1,000,000 shares of common stock at $0.025 per share.  The shares were issued in February 2010..

On February 22, 2010, the Company issued a 60-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000.  The note bears an interest rate of 6%.  This note was subsequently extended to May 23, 2010.

On March 17, 2010, our Board of Directors again authorized the separation of the Units provided the Unit holders converted the Series A Preferred Stock into two shares of Common Stock at a conversion rate of $0.10 per common share.  During March and April 2010,  holders of 34,100 Units contributed $6,820 to convert 34,100 shares of preferred stock into 68,200 shares of common stock.

On April 1, 2010, Oncologix Tech Inc. announced today that it had entered into a non-binding agreement with AirWare® International Corp., the manufacturer of the popular new nasal breathing aid, Brez®, for the purpose of launching a version of the Brez product that will be infused with essential oils in the Asian market including China.  This non-binding letter of intent extends to May 15, 2010.

On April 16, 2010, the Company entered into a Stock Purchase Agreement with an accredited investor to sell 1,666,667 shares of common stock at $0.03 per share resulting in proceeds of $50,000.  The shares were issued in April 2010.

ITEM 2. Management’s Discussion And Analysis of Financial Condition and Results of Operation

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING THE FUTURE FINANCIAL PERFORMANCE OF ONCOLOGIX. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL,” OR “CONTINUE” OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ONLY REFLECT MANAGEMENT’S EXPECTATIONS AND ESTIMATES AS OF THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY ONCOLOGIX WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. ONCOLOGIX IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2009.

FORWARD LOOKING STATEMENTS

This Current Report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Undue reliance should not be placed on such forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Oncologix”, “we”, our” or “us” means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors.

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

We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818.  At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we  suspended these activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

Our new mailing address is P.O. Box 8832, Grand Rapids, MI  49518-8832, telephone (616) 977-9933.

During May 2008, we determined to dispose of most of the assets of the Oncosphere project.  This information is being presented as discontinued operations for all periods shown.

In February 2009, we entered into a Technology Agreement with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that:

(e)
The Company has granted an exclusive license to a new IUT subsidiary, called “IUTM”, to develop and manufacture products based on the Company’s proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland – Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.

(f)	The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.
(g)
In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company’s indebtedness.

(h)	The Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and has issued IUTM 10% of the equity ownership of that subsidiary.

In addition, on April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland – Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement.

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

By letter dated August 12, 2009, the Securities and Exchange Commission (“SEC”) notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company’s securities.  As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings.  However, there is no assurance of that outcome.  Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them.  In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law.

CRITICAL ACCOUNTING POLICIES

“Management's Discussion and Analysis or Plan of Operation” (“MDA”) discusses our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the carrying value of long-lived assets.

We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company’s financial condition.

For a summary of all our significant accounting policies, including the critical accounting policies discussed above, see Note 2 – Summary of Significant Accounting Policies in this quarterly report.

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2008

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses.  These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our medical device business, which are included in the results from discontinued operations.  General and administrative expenses that are specific to our medical device business include salaries, press releases, office expense, legal and accounting expense, telephone expense, rent expense  and licenses and fees.

General and administrative expense decreased to $64,301 during the three-month period ended November 30, 2009, from $222,513, a decrease of 79% or $158,212 from the comparable period in fiscal 2009.  Legal and accounting expense decreased to $29,657 during the three-month period ended November 30, 2009, from $38,389 during the comparable period in fiscal 2009 due primarily to the switch of public accounting firms.  Payroll and related expenses decreased to $20,572 during the three-month period ended November 30, 2009, from $50,000 during the comparable period in fiscal 2009 due to the stopping the accrual of salary for our former Chief Executive Officer as of April 1, 2009.    Outside services decreased to $2,240 during the three-month period ended November 30, 2009, from $24,787 during the comparable period in fiscal 2009 as a result of shifting of consulting fees to payroll for the Company’s Chief Financial Officer. Licenses and fees expense decreased to $3,310 during the three month period ended November 30, 2009, from $83,566 during the comparable period in fiscal 2009.  This decrease was a result of the issuance of 2,000,000 shares of common stock to the University of Maryland to extend our License Agreement.  This License Agreement was terminated in April 2009 and the shares were returned.  Travel and entertainment decreased to $0 during the three-month period ended November 30, 2009, from $11,694 during the comparable period in fiscal 2009.  This decrease was due to no travel for our board members during the first quarter of fiscal 2010.

Depreciation and Amortization

Depreciation and amortization decreased to $328 during the three-month period ended November 30, 2009, from $416 in the comparable period in fiscal 2009.  The decrease in depreciation and amortization from fiscal 2009 to fiscal 2010 was the result of assets becoming fully depreciated during fiscal 2009.

Interest Income

There was no reportable interest income during fiscal 2010 or 2009 due to lower cash balances maintained by the Company.

Interest and Finance Charges

Interest and finance charges decreased to $30,173 for the three-month period ended November 30, 2009, from $259,140, a decrease of 88% or $228,967 for the comparable period in fiscal 2009.  The decrease is primarily attributable to conversions of convertible promissory notes in fiscal 2008 and fiscal 2009.

A summary of interest and finance charges is as follows:

	For the Three Months Ended
	November 30,	November 30,
	2009	2008
Interest expense on non-convertible notes	$473	$157
Interest expense on convertible notes payable	9,585	41,339
Amortization of note payable discounts	12,425	186,252
Other interest and finance charges	7,690	31,392

Total interest and finance charges	$30,173	$259,140

Conversion Expense

Conversion expense increased to $391,276 for the three-month period ended November 30, 2009, from $26,457, an increase of more than 100% for the comparable period in fiscal 2009.  The increase was due to the issuance of shares of common stock for the conversion of convertible promissory notes during the first quarter of fiscal 2010, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.  See Note 5 for more information on these conversions.

Discontinued Operations

Loss from discontinued operations for our medical device business decreased to $2,541 for the three month period ended November 30, 2009, from $13,475 during the comparable period during fiscal 2009.  The decrease was due to the disposal of discontinued assets during fiscal 2009.

	For the Three Months Ended
	November 30,	November 30,
	2009	2008
Operating expenses:
General and administrative	$155	$-
Depreciation and amortization	2,669	9,608

Total operating expenses	2,824	9,608

Loss from operations	(2,824)	(9,608)

Other income (expense):
Loss on disposal of assets	-	(3,837)
Other income (expense	-	(30)

Total other income (expense	-	(3,867)

Loss from discontinued operations	(2,824)	(13,475)
Gain on disposal of discontinued operations	-	-

Loss from discontinued operations	(2,824)	(13,475)

Less loss attributable to noncontrolling interest	(283)	-

Net loss from discontinued operations	$(2,541)	$(13,475)

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

On November 30, 2009, we had cash and cash equivalents of $3,545. We have historically relied upon the issuance of debt or equity in order to finance our operations.  Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of November 30, 2009, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

1/22/2010 (1)	6.00%	$30,000	$3,847	$33,847	Non-convertible
4/12/2010 (2)	6.00%	25,000	875	25,875	Non-convertible
7/31/10 (3)	8.99%	17,130	-	17,130	Non-convertible, interest paid monthly

		$72,130	$4,722	$76,852

(1) Converted into common stock in February 2010 at $0.05 per share.
(2) Note payable to Anthony Silverman, our President and CEO.
(3) Note payable to AICCO Inc. for D & O insurance financing.
*** Interest calculated to maturity or conversion

INFLATION AND OTHER FACTORS

The Company’s operations are influenced by general economic trends and technology advances in the medical industries.

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

Our business involves the importing, exporting, design, manufacture, distribution, use and storage of beta and gamma emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as “Agreement States” In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially, we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of November 30, 2009 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives.. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of November 30, 2009 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2) above did not have an effect on our financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

Management’s Remediation Initiatives

Although we are unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, and (2) appoint one or more outside directors to our board of directors who shall be appointed to a Company audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to its CEO, Anthony Silverman at a price of $0.01 per share.
December 1, 2008	$15,000	On December 1, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
January 13, 2009	$3,000	On January 13, 2009, the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
March 17, 2009	$15,000	On March 17, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
May 13, 2009	$30,000	On May 13, 2009, the Company sold 2,000,000 shares of common stock to three accredited investors at $0.015 per share.
May 22, 2009	$15,000	On May 22, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
June 13, 2009	$30,000	On June 13, 2009, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.02 per share.
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.025 per share.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to an accredited investor at $0.03 per share.

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

Dated: May 13, 2010	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer