Form 10-Q
period 2010-05-31
Oncologix Tech Inc.
filed 2010-07-09
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 ☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2010.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934

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

Large accelerated Filer         ☐                                                                                    Accelerated Filer                          ☐

Non-accelerated Filer           ☐                                                                                    Smaller Reporting Company       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐     No   ☒

As of June 7, 2010, there were 186,122,326 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes   ☐   No   ☒

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,726	$743
Prepaid expenses and other current assets	11,577	7,092
Prepaid commissions	-	2,691

Total current assets	29,303	10,526

Property and equipment (net of accumulated depreciation
of $19,856 and $18,793)	2,190	2,709
Investment in IUTM	3,186	3,186
Marketing rights	212	212
Long-term assets of discontinued operations	-	4,795

Total assets	$34,891	$21,428

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425)	$25,000	$1,107,575
Notes payable	16,379	-
Notes payable - related parties	50,000	-
Accounts payable and other accrued expenses	133,603	263,736
Accrued interest payable	39,195	102,735
Current liabilities of discontinued operations	-	2,000

Total current liabilities	264,177	1,476,046

Long-term liabilities:
Convertible notes payable	127,712	127,712
Convertible notes payable - related parties	235,025	235,025

Total long-term liabilities	362,737	362,737

Total liabilities	626,914	1,838,783

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
261,762 and 295,862 shares issued and outstanding at
May 31, 2010 and August 31, 2009, respectively	262	296
Common stock, par value $.001 per share; 200,000,000 shares authorized;
186,122,326 and 178,282,995 shares issued at May 31, 2010 and
August 31, 2009, respectively; 186,122,326 and 155,900,627 shares
outstanding at May 31, 2010 and August 31, 2009, respectively	186,122	155,901
Additional paid-in capital	56,864,732	55,104,084
Accumulated deficit	(57,639,716)	(57,074,502)
Noncontrolling interest	(3,423)	(3,134)

Total stockholders' deficit	(592,023)	(1,817,355)

Total liabilities and stockholders' deficit	$34,891	$21,428

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31 2010 AND 2009

	Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

Revenue	$ -	$ -	$ -	$ -

Cost of Revenues	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
General and administrative	$ 42,557	$ (23,667)	152,126	298,766
Depreciation and amortization	375	413	1,063	1,255

Total operating expenses	42,932	(23,254)	153,189	300,021

Loss from operations	(42,932)	23,254	(153,189)	(300,021)

Other income (expense):
Interest and finance charges	(15,468)	(131,632)	(67,921)	(519,565)
Conversion expense	-	(1,503,927)	(413,841)	(1,530,384)
Loss on disposal of assets	-	-	-	(382)
Cancellation of debt	-	-	73,000	-
Other income (expense)	(111)	(4,619)	(664)	(9,214)

Total other income (expense)	(15,579)	(1,640,178)	(409,426)	(2,059,545)

Net loss from continuing operations	(58,511)	(1,616,924)	(562,615)	(2,359,566)

Discontinued operations:
Operating loss from discontinued operations	(34)	(5,498)	(2,888)	(30,084)
Gain on disposal of discontinued operations	-	-	-	22,116

Loss from discontinued operations	(34)	(5,498)	(2,888)	(7,968)

Less loss attributable to noncontrolling interest	(3)	(550)	(289)	(550)

Net loss from discontinued operations	(31)	(4,948)	(2,599)	(7,418)

Net loss before income taxes	(58,542)	(1,621,872)	(565,214)	(2,366,984)

Income taxes	-	-	-	-

Net loss	$ (58,542)	$ (1,621,872)	$ (565,214)	$ (2,366,984)

Loss per common share, basic and diluted:
Continuing operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)
Weighted average number of shares
outstanding - basic and diluted	182,008,391	122,196,055	170,833,662	120,149,751

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD AUGUST 31, 2008 THROUGH MAY 31, 2010

					Additional		Common	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Subscribed	Interest	Total

Balance, August 31, 2008	295,862	$ 296	113,734,946	$ 113,735	$ 51,889,552	$ (54,499,370)	$ -	$ -	$ (2,495,787)

Stock based compensation	-	-	-	-	1,030	-	-	-	1,030
Issuance of stock for services	-	-	150,000	150	1,350	-	-	-	1,500
Issuance of stock for interest	-	-	793,720	794	38,892	-	-	-	39,686
Issuance of stock purchased for cash	-	-	10,300,000	10,300	127,700	-	-	-	138,000
Induced conversion expense - interest
paid with stock	-	-	-	-	26,457	-	-	-	26,457
Induced conversion expense - conversion
notes payable	-	-	-	-	1,503,927	-	-	-	1,503,927
Conversion of notes payable	-	-	29,505,289	29,506	1,445,758	-	-	-	1,475,264
Conversion of notes payable - related parties	-	-	1,416,672	1,416	69,418	-	-	-	70,834
Sale of noncontrolling interest	-	-	-	-	-	-	-	212	212
Net loss	-	-	-	-	-	(2,575,132)	-	(3,346)	(2,578,478)

Balance, August 31, 2009	295,862	$ 296	155,900,627	$ 155,901	$ 55,104,084	$ (57,074,502)	$ -	$ (3,134)	$ (1,817,355)

Issuance of stock purchased for cash	-	-	6,000,000	6,000	144,000	-	-	-	150,000
Issuance of subscribed stock	-	-	1,347,652	1,348	66,035	-	(67,383)	-	-
Induced conversion expense - conversion
notes payable	-	-	-	-	413,840	-	-	-	413,840
Conversion of notes payable	-	-	22,805,847	22,805	1,117,487	-	67,383	-	1,207,675
Issuance of stock for unit conversions	(34,100)	(34)	68,200	68	6,786	-	-	-	6,820
Beneficial conversion feature notes payable	-	-	-	-	12,500	-	-	-	12,500
Net loss	-	-	-	-	-	(565,214)	-	(289)	(565,503)

Balance, May 31, 2010 (Unaudited)	261,762	$ 262	186,122,326	$ 186,122	$ 56,864,732	$ (57,639,716)	$ -	$ (3,423)	$ (592,023)

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

	For the Nine Months Ended
	May 31,	May 31,
	2010	2009
Operating activities:
Net loss	$ (565,214)	$ (2,366,984)
Net loss from discontinued operations	2,599	7,418

Net loss from continuing operations	(562,615)	(2,359,566)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,063	1,255
Loss on disposal of property and equipment	-	382
Stock based compensation expense	-	1,030
Amortization of discount on notes payable and warrants	12,425	324,543
Induced conversion expense notes payable	413,840	1,530,384
Issuance of stock and warrants for services	-	1,500
Beneficial conversion feature - notes payable	12,500	-
Beneficial conversion feature - stock issued for interest	-	39,686

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,715	15,045
Prepaid commissions	2,691	58,258
Deposits and other assets	-	2,691
Accounts payable and other accrued expenses	(103,133)	206,556
Accrued interest payable	24,135	86,648

Net operating cash flows - continuing operations	(184,379)	(91,588)

Net operating cash flows - discontinued operations	(219)	(246)

Net cash used in operating activities	(184,598)	(91,834)

Investing activities:
Purchase of property and equipment	(568)	-
Investment in joint venture	-	(3,186)

Net investing cash flows - continuing operations	(568)	(3,186)

Net investing cash flows - discontinued operations	150	6,990

Net cash used in investing activities	(418)	3,804

Financing activities:
Proceeds from issuance of convertible notes payable	25,000	-
Proceeds from issuance of notes payable - related parties	50,000	-
Proceeds from conversion of units	6,820	-
Proceeds from the issuance of common stock	150,000	108,000
Repayment of notes payable	(29,821)	(15,555)

Net cash provided by financing activities - continuing operations	201,999	92,445

Net increase (decrease) in cash and cash equivalents	16,983	4,415

Cash and cash equivalents, beginning of period	743	9,912

Cash and cash equivalents, end of period	$ 17,726	$ 14,327

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

By letter dated August 12, 2009, the Securities and Exchange Commission (“SEC”) notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company’s securities.  As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings.  However, there is no assurance of that outcome.  Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them.  In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law.   In May 2010, we became current with our required public filings required by the SEC.

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

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards in excess of $30,000,000 as of May 31, 2010  which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

NONCONTROLLING INTEREST

In December 2007, the FASB issued FASB ASC 810, Consolidation, Non-Controlling Interests (“ASC 810”) (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through May 31, 2010, the Company has allocated $3,635 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of May 31, 2010 and August 31, 2009.

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

The Comapany’s 2000 Stock Incentive Plan provides for the annual grant of stock options to members of its Board of Directors upon the completion of its annual report filing on Form 10-K.  Currently, the Company has limited amount of shares available for issuance.  Our Board of Directors, in recognition of the limited amount of shares, has agreed to waive any right to such options for the Company’s fiscal years ended August 31, 2009 and 2008.

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

Basic and diluted earnings per share for the three and nine months ended May 31, 2010 and 2009 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009

Net loss attributable to common shareholders
Continuing operations	$(58,511)	$(1,616,924)	$(562,615)	$(2,359,566)
Discontinued operations	(31)	(4,948)	(2,599)	(7,418)

	$(58,542)	$(1,621,872)	$(565,214)	$(2,366,984)

Weighted average shares outstanding	182,008,391	122,196,055	170,833,662	120,149,751

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Discontinued operations	(0.00)	(0.00)	$(0.00)	$(0.00)

	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Due to the net losses in fiscal 2010 and fiscal 2009, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes not included the diluted loss per share calculation for the nine months ended May 31, 2010 and 2009 were 2,101,416 and 4,584,749, respectively.

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

Net assets related to discontinued operations of our Oncosphere assets are as follows:

	May 31,	August 31,
	2010	2009
Current assets of discontinued operations:
Prepaid expenses and other current assets	$ -	$ -

Total current assets of discontinued operations	-	-

Long-term assets of discontinued operations:
Property and equipment	-	4,795

Total long-term assets of discontinued operations	-	4,795

Total assets of discontinued operations	$ -	$ 4,795

Current liabilities of discontinued operations:
Accounts payable and other accrued expenses	$ -	$ 2,000

Total liabilities of discontinued operations	$ -	$ 2,000

Net assets of discontinued operations	$ -	$ 2,795

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Operating expenses:
General and administrative	$34	$375	$219	$1,779
Depreciation and amortization	-	5,123	2,669	23,812

Total operating expenses	34	5,498	2,888	25,591

Loss from operations	(34)	(5,498)	(2,888)	(25,591)

Other income (expense):
Loss on disposal of assets	-	-	-	(4,463)
Other income (expense)	-	-	-	(30)

Total other income (expense)	-	-	-	(4,493)

Loss from discontinued operations	(34)	(5,498)	(2,888)	(30,084)
Gain on disposal of discontinued operations	-	-	-	22,116

Loss from discontinued operations	(34)	(5,498)	(2,888)	(7,968)

Less loss attributable to noncontrolling interest	(3)	(550)	(289)	(550)

Net loss from discontinued operations	$(31)	$(4,948)	$(2,599)	$(7,418)

NOTE 4 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  As of the date of this report, the Company has 261,762 Preferred Series A shares outstanding.  These shareholders do not have any voting rights in the Company.  Each Series A Preferred share is convertible into two shares of common stock at a price of $0.10 per common share.

UNITS:

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors.  Each Unit consists of the following underlying securities:  (i) three shares of the Company’s common stock;  (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share;  and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30.  The warrants expired on March 31, 2006.  Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company’s common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).  The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors.  Our Board of Directors authorized the separation of the Units into their component parts twice, once in July 2004 and again in February 2005.  Our Board of Directors again authorized the separation of the Units again in April 2008.  On April 11, 2008 holders of 100,300 Units contributed $20,060 to convert 100,300 shares of preferred stock into 200,600 shares of common stock.  On June 27, 2008, holders of 47,000 Units contributed $9,400 to convert 47,000 shares of preferred stock into 94,000 shares of common stock.  During March and April 2010, holders of 34,100 Units contributed $6,820 to convert 34,100 shares of preferred stock into 68,200 shares of common stock. As of May 31, 2010 and August 31, 2009, there were 261,762 and 295,862 Units outstanding that had not been separated, respectively.  These units are presented as their underlying securities on our balance sheet and consist of 261,762 shares of Series A Preferred Stock and 785,286 shares of common stock which is included in the issued and outstanding shares.

SUBSCRIBED COMMON STOCK:

As of May 31, 2010, we had 0 shares of subscribed stock that were issuable.

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

WARRANTS:

Details relative to the 0 and 3,690,832 outstanding warrants at May 31, 2010 and August 31, 2009, respectively are as follows:
		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date
First quarter of fiscal 2002	25,000	$ 2.90	-	October 17, 2007
Second quarter of fiscal 2002	5,751	1.19	-	January 30, 2008
Third quarter of fiscal 2002	1,100,000	0.50	-	April 23, 2007
Second quarter of fiscal 2004	100,000	0.32	-	January 8, 2007
Third quarter of fiscal 2004	40,000	0.27	-	May 31, 2009
Fourth quarter of fiscal 2004	10,000	0.29	-	June 4, 2009
Third quarter of fiscal 2006	200,000	0.35	-	March 13, 2008

Outstanding, August 31, 2006	1,480,751

Second quarter of fiscal 2007	(100,000)	0.32	-	January 8, 2007
Second quarter of fiscal 2007	2,158,327	0.50	-	December 4, 2008
Third quarter of fiscal 2007	(1,100,000)	0.50	-	April 23, 2007

Outstanding, August 31, 2007	2,439,078

First quarter of fiscal 2008	(25,000)	2.90	-	October 17, 2007
First quarter of fiscal 2008	3,633,332	0.50	-	September 17, 2009
Second quarter of fiscal 2008	(5,751)	1.19	-	January 30, 2008
Second quarter of fiscal 2008	57,500	0.40	-	December 3, 2009
Third quarter of fiscal 2008	(200,000)	0.35	-	March 13, 2008

Outstanding, August 31, 2008	5,899,159

Second quarter of fiscal 2009	(2,158,327)	0.50	-	December 4, 2008
Third quarter of fiscal 2009	(40,000)	0.27	-	May 31, 2009
Fourth quarter of fiscal 2009	(10,000)	0.29	-	June 4, 2009

Outstanding, August 31, 2009	3,690,832

First quarter of fiscal 2010	(3,633,332)	0.50	-	September 17, 2009
Second quarter of fiscal 2010	(57,500)	0.40	-	December 3, 2009

Outstanding, May 31, 2010	-	-	-

Additional information relative to our warrants outstanding at May 31, 2010 is summarized as follows:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2008	5,899,159	$0.50
Expired/Retired	(2,208,327)	$0.49
Exercised	-	$-
Issued	-	$-
Outstanding, August 31, 2009	3,690,832	$0.50

Expired/Retired	(3,690,832)	$0.50
Exercised	-	$-
Issued	-	$-
Outstanding, May 31, 2010	-	$-

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

During the three month period ended May 31, 2010 and 2009 zero employee options were exercised, respectively, zero options were forfeited, and 55,860 and 13,334 options expired, respectively.  During the nine month period ended May 31, 2010 and 2009, zero employee options were exercised, respectively, zero options were forfeited, and 80,860 and 46,667 options expired, respectively.  As of May 31, 2010, $0 of total unrecognized compensation cost related to employee stock options is expected to be recognized.  Additional information relative to our employee options outstanding at May 31, 2010 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2008	4,402,526	$0.17 - $7.38	$0.64
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,388,334)	$0.24 - $3.00	0.99
Outstanding, August 31, 2009	3,014,192	$0.17 - $7.38	$0.55
Granted	-	-	-
Exercised	-	-	-
Cancelled	(80,860)	$0.30 - $7.38	2.21
Outstanding, May 31, 2010	2,933,332	$0.17 - $7.38	$0.50

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2010.

	Options	Options
	Outstanding	Exercisable
Number of options	2,933,332	2,933,332
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	2.48	2.48
Weighted average exercise price	$0.50	$0.50

NOTE 5 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2010 and August 31, 2009:

	May 31,	August 31,
	2010	2009

12.0% convertible note due March 31, 2012	$ 2,712	$ 2,712

8.0% convertible notes due March 31, 2012	125,000	125,000

6% convertible note due July 28, 2010	25,000	0

6.0% convertible note due January 22, 2010, net of a discount of
$0 and $0 as of February 28, 2010 and August 31, 2009 (1)	-	30,000

6.0% convertible notes due September 17, 2009, net of a discount of
$0 and $12,425 as of February 28, 2010 and August 31, 2009 (2)	-	1,077,575

Total unsecured convertible notes payable	152,712	1,235,287
Less: Current portion	(25,000)	(1,107,575)

Long-term portion	$ 127,712	$ 127,712

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

On December 29, 2009, the Company issued a 60-Day convertible promissory note to an accredited investor in the amount of $25,000.  The note is convertible at $0.02 per share and bears an interest rate of 6%.  This note was extended to July 28, 2010.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:
	May 31,	August 31,
	2010	2009

6.0% convertible note due March 31, 2012 (1)	$ 235,025	$ 235,025

Outstanding unsecured related party convertible notes payable	$ 235,025	$ 235,025

(1) Note Due 3/31/12 payable to former CEO who resigned 4/1/09.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom.  This note accrues interest at a rate of 6% per annum and is due on March 31, 2012.  The note is convertible into shares of the Company’s common stock at a rate of $0.05 per common share.  Ms. Lindstrom signed an abstention to convert this note until June 1, 2011.

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

	May 31,	August 31,
	2010	2009
6.00% note payable due July 11, 2010 (1)	$ 25,000	$ -
6.00% note payable due July 22, 2010 (1)	$ 25,000	-

Outstanding unsecured related party convertible notes payable	$ 50,000	$ -

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
	May 31,	August 31,
	2010	2009
8.99% note payable due July 31, 2010	$ 4,379	$ -
Note payable to former Accountants	12,000	-

Outstanding unsecured related party convertible notes payable	$ 16,379	$ -

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

In September 2008, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $50 per hour worked and will turn in weekly time sheets for approval.  The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2009 at an hourly rate of $90. During the fiscal 2009, we incurred an expense of $85,928 under these agreements.  On September 1, 2009, the Company entered into another six month consulting agreement with Mr. Kramarz at a hourly rate of $70. The March 1, 2010, the Company entered into another six month consulting agreement with Mr. Kramarz at a hourly rate of $70.  During fiscal 2010, we incurred an expense of $52,500 under this agreement.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

In September 2009, the Company issued a 90-day promissory note to Anthony Silverman, it’s CEO, in the amount of $25,000 and bears interest at a rate of 6% per annum.  The note was subsequently extended to July 12, 2010.

  In February 2010, the Company issued a 60-day promissory note to Anthony Silverman, it’s CEO, in the amount of $25,000 and bears interest at a rate of 6% per annum.  The note was subsequently extended to July 23, 2010.

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

On April 1, 2010, Oncologix Tech Inc. announced today that it had entered into a non-binding agreement with AirWare® International Corp., the manufacturer of the popular new nasal breathing aid, Brez®, for the purpose of launching a version of the Brez product that will be infused with essential oils in the Asian market including China.  This non-binding letter of intent extends to May 15, 2010.  On May 17, 2010, the Company determined that discussions with AirWare® International Corp. for the purpose of the formation of a joint venture have been terminated.  No further action is contemplated at this time.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On June 17, 2010, the Company entered into a Stock Purchase Agreement with an accredited investor to sell 833,333 shares of common stock at $0.03 per share resulting in proceeds of $25,000.  The shares were issued in June 2010.

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

By letter dated August 12, 2009, the Securities and Exchange Commission (“SEC”) notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company’s securities.  As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings.  However, there is no assurance of that outcome.  Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them.  In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law.  In May 2010, we became current with our filings required by the SEC.

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2010 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2009

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

General and administrative expense increased to $42,557 during the three-month period ended May 31, 2010, from ($23,667), a increase of over 100% or $65,294 from the comparable period in fiscal 2009.  Legal and accounting expense increased to $9,388 during the three-month period ended May 31, 2010, from $6,917 during the comparable period in fiscal 2009 due primarily to no accounting work during the 3rd quarter of fiscal 2009 because of lack of funds.  Payroll and related expenses decreased to $18,386 during the three-month period ended May 31, 2010, from $41,797 during the comparable period in fiscal 2009 due to the stopping the accrual of salary for our former Chief Executive Officer as of April 1, 2009.    Licenses and fees decreased to ($76,828) during the three-month period ended May 31, 2010, from $3,496 during the comparable period in fiscal 2009.  This decrease was the result of retiring 2,000,000 shares of common stock originally issued to the University of Maryland to extend our license agreement.  The value of these shares retired was $80,000.  Insurance expense increased to $6,233 during the three-month period ended May 31, 2010, from $3,145 during the comparable period in fiscal 2009.  The increase was due primarily to a refund of insurance premiums.   Outside services increased to $3,326 during the three-month period ended May 31, 2010, from $637 during the comparable period in fiscal 2009.  This increase was due to recent SEC filings in an effort to become current with the SEC.

General and administrative expense decreased to $152,126 during the nine-month period ended May 31, 2010, from $298,766, a decrease of 49% or $146,640 from the comparable period in fiscal 2009.  Legal and accounting expense decreased to $51,608 during the nine-month period ended May 31, 2010, from $63,509 during the comparable period in fiscal 2009 due primarily to the switch of public accounting firms.  Payroll and related expenses decreased to $57,556 during the nine-month period ended May 31, 2010, from $154,357 during the comparable period in fiscal 2009 due to the stopping the accrual of salary for our former Chief Executive Officer as of April 1, 2009.  Outside services decreased to $7,898 during the nine-month period ended May 31, 2010, from $28,694 during the comparable period in fiscal 2009 as a result of shifting of consulting fees to payroll for the Company’s Chief Financial Officer.  Travel and entertainment decreased to $0 during the nine-month period ended May 31, 2010, from $13,070 during the comparable period in fiscal 2009.  This decrease was due to no travel for our board members during the fiscal 2010.

Depreciation and Amortization

Depreciation and amortization decreased to $375 during the three-month period ended May 31, 2010, from $413 in the comparable period in fiscal 2009.  The decrease in depreciation and amortization from fiscal 2009 to fiscal 2010 was the result of assets becoming fully depreciated during fiscal 2009.

Depreciation and amortization decreased to $1063 during the nine-month period ended May 31, 2010, from $1,255 in the comparable period in fiscal 2009.  The decrease in depreciation and amortization from fiscal 2009 to fiscal 2010 was the result of assets becoming fully depreciated during fiscal 2009.

Interest Income

There was no reportable interest income during fiscal 2010 or 2009 due to lower cash balances maintained by the Company.

Interest and Finance Charges

Interest and finance charges decreased to $15,468 for the three-month period ended May 31, 2010, from $131,632, a decrease of 88% or $116,164 for the comparable period in fiscal 2009.  The decrease is primarily attributable to conversions of convertible promissory notes in fiscal 2008 and fiscal 2009.

Interest and finance charges decreased to $67,921 for the nine-month period ended May 31, 2010, from $519,565, a decrease of 87% or $451,644 for the comparable period in fiscal 2009.  The decrease is primarily attributable to conversions of convertible promissory notes in fiscal 2008 and fiscal 2009.

A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Interest expense on non-convertible notes	$ 951	$ 213	$ 2,168	$ 740
Interest expense on convertible notes payable	6,535	44,111	22,655	126,334
Amortization of note payable discounts	-	67,245	24,925	324,543
Other interest and finance charges	7,982	20,063	18,173	67,948

Total interest and finance charges	$ 15,468	$ 131,632	$ 67,921	$ 519,565

Conversion Expense

Conversion expense decreased to $0 for the three-month period ended May 31, 2010, from $1,503,927, a decrease of more than 100% for the comparable period in fiscal 2009.  The decrease was due to the issuance of shares of common stock for the conversion of convertible promissory notes during the third quarter of fiscal 2009, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.  See Note 5 for more information on these conversions.

Conversion expense decreased to $413,841 for the nine-month period ended May 31, 2010, from $1,530,384, a decrease of 73% for the comparable period in fiscal 2009.  The decrease was due to the issuance of shares of common stock for the conversion of convertible promissory notes during the third quarter of fiscal 2009, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.  See Note 5 for more information on these conversions.

Discontinued Operations

Loss from discontinued operations for our medical device business decreased to $31 for the three-month period ended May 31, 2010 from $4,948 during the comparable period during fiscal 2009.  The decrease was due to the disposal of discontinued assets during fiscal 2009.

Loss from discontinued operations for our medical device business decreased to $2,599 for the nine-month period ended May 31, 2010 from $7,418 during the comparable period during fiscal 2009.  The decrease was due to the disposal of discontinued assets during fiscal 2009.

	For the Three Months Ended		For the NIne Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Operating expenses:
General and administrative	$34	$375	$219	$1,779
Depreciation and amortization	-	5,123	2,669	23,812

Total operating expenses	34	5,498	2,888	25,591

Loss from operations	(34)	(5,498)	(2,888)	(25,591)

Other income (expense):
Loss on disposal of assets	-	-	-	(4,463)
Other income (expense)	-	-	-	(30)

Total other income (expense)	-	-	-	(4,493)

Loss from discontinued operations	(34)	(5,498)	(2,888)	(30,084)
Gain on disposal of discontinued operations	-	-	-	22,116

Loss from discontinued operations	(34)	(5,498)	(2,888)	(7,968)

Less loss attributable to noncontrolling interest	(3)	(550)	(289)	(550)

Net loss from discontinued operations	$(31)	$(4,948)	$(2,599)	$(7,418)

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

As of May 31, 2010, we had cash and cash equivalents of $17,726. We have historically relied upon the issuance of debt or equity in order to finance our operations.  Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of May 31, 2010, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

7/11/2010 (1)	6.00%	$ 25,000	$ 1,245	$ 26,245	Non-convertible
7/23/2010 (1)	6.00%	25,000	616	25,616	Non-convertible
7/28/2010	6.00%	25,000	847	25,847	Convertible at $0.02 per share
9/1/2010 (2)	0.00%	12,000	-	12,000	Non-convertible
7/31/10 (3)	8.99%	4,379	-	4,379	Non-convertible, interest paid monthly

		$ 91,379	$ 2,708	$ 94,087

(1) Note payable to Anthony Silverman, our President and CEO.
(2) Note payable to Semple, Marchal & Cooper LLP, our former accountants.
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

As of May 31, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives.. The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of May 31, 2010 who communicated the matters to our management and board of directors.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to its CEO, Anthony Silverman at a price of $0.01 per share.
December 1, 2008	$15,000	On December 1, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
January 13, 2009	$3,000	On January 13, 2009, the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
March 17, 2009	$15,000	On March 17, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
May 13, 2009	$30,000	On May 13, 2009, the Company sold 2,000,000 shares of common stock to three accredited investors at $0.015 per share.
May 22, 2009	$15,000	On May 22, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
June 13, 2009	$30,000	On June 13, 2009, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.02 per share.
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.025 per share.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to an accredited investor at $0.03 per share.
May 17, 2010	$25,000	On May 17, 2020, The Company sold 833,333 shares of common stock to an accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 18, 2010, the Company sold 833,333 shares of common stock to an accredited investor at $0.03 per share.

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

Dated: July 9, 2010	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer