Form 10-K
period 2010-08-31
Oncologix Tech Inc.
filed 2010-11-29
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                                                                        For the transition period from __________ to __________.

Commission File Number: 0-15482

ONCOLOGIX TECH, INC.
(Name of small business issuer in its charter)

Nevada	86-1006416
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

P.O. Box 8832
Grand Rapids, MI  49518-8832
(Address of principal executive offices)

(616) 977-9933
(Registrant’s telephone number, including area code)

Securities registered under Section 12(g) of the Act:

Name of exchange on which registered	Title of Each Class
None	None

Securities registered under Section 12(b) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐       No   ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐ No   ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer                           ☐                                                                   Accelerated Filer                             ☐

Non-accelerated Filer                             ☐                                                                   Smaller Reporting Company          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐     No   ☒

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 5, 2010 was approximately $5,175,544 based on closing stock price of the registrant’s common stock on that date.

The number of shares of Common Stock outstanding as of November 5, 2010 was 190,288,993.

Documents Incorporated By Reference

None

i

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

(d)	The Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.

In addition, on April 7, 2009, the Company entered into a Termination Agreement with the University of Maryland – Baltimore, The Master License Agreement between the Company and the University has been formally terminated and each party has released the other from all liabilities arising under the Master License Agreement.

We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. During recent discussions with IUTM management, the prior understandings were reaffirmed. It is now our expectation that we will receive information on at least two potential product lines under consideration and/or development by IUTM. Upon receipt we plan to determine the extent to which we will be able to market them and to finance a marketing organization. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.

By letter dated August 12, 2009, the Securities and Exchange Commission (“SEC”) notified us that unless we become current with our required public filings by August 27, 2009, the SEC may cause the Company to be de-registered under the securities laws and that the SEC may issue an order suspending public trading of the Company’s securities.  As a result of preliminary conversations with the staff of the SEC, the Company believes that additional time may be granted that will be sufficient for the Company to be compliant with its filings.  However, there is no assurance of that outcome.  Such de-registration and suspension of trading will seriously limit the ability of investors to re-sell any of our shares held by them.  In June, 2009, we began an effort to achieve compliance with all reporting requirements and our independent auditors began the process of examining our financial statements with a view to certifying them as required by law.   In May 2010, we became current with our public filings required by the SEC.

MICROSPHERE PRODUCT

The following terms which are used throughout this Report have the following meanings:

“Brachytherapy” refers to the process of placing therapeutic radiation sources in or near diseased tissue.

 “FDA” refers to the United States Food and Drug Administration.

 “Investigational Device Exemption” or “IDE” refers to a procedure whereby the FDA grants permission to test a new product with human patients in the United States.

“Micro-arterial brachytherapy” refers to the delivery of radiation into or near a tumor through the artery carrying the blood supply to the tumor.

“Microsphere” refers to a spherical microparticle, approximately one-quarter the width of a human hair, capable of containing or binding a radioisotope for the purpose of delivering radiation treatment directly to a tumor through the system of arteries (vasculature) supplying blood to the tumor. Our product is an innovative version of a microsphere that we call the “Oncosphere.”

The Microsphere Product

The product being developed by IUTM is a microsphere intended for use as a means of micro-arterial brachytherapy in the treatment of soft tissue cancer tumors in the liver. Soft tissue tumors are connected to the blood supply and this kind of therapy is administered through the patient’s blood supply system.

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

An alternative therapy, radiation, is most often administered by delivering a beam from outside of the patient’s body (“external beam radiation”) through the patient's body to the cancer tumor. Cells do not become resistant to radiation as they do to chemotherapy. Therefore, radiation delivered to the cell in sufficient doses will cause the death of the cell. However, because the radiation originates from outside the body, the healthy tissues surrounding the tumor and those between the source and the tumor also receive radiation and suffer damage that can cause significant adverse side effects.

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

If our discussions with IUTM and subsequent financing are successful, our business is expected to involve the importing, exporting, design, manufacture, distribution, use and storage of beta- and gamma-emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as “Agreement States.” In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially in the U.S., we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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

COMPETITION

We are aware of several companies that have developed competing products to address soft tissue cancers: DS Nordion a Canadian company whose microsphere product is named "Therasphere”; Sirtex, an Australian company with approximately $11,000,000 in assets, whose microsphere product is named "SIR-Spheres"; and pSivida, a British company.

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

Need for Additional Capital. We will need additional funds to continue our corporate existence and maintain our basic functions. We will need substantial funds to finance our marketing activities if and when they commence. Since our inception we have been dependent on obtaining operating capital from private investors, including one present and one former Director. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, the ownership interests of existing shareholders may be diluted. Our failure to generate adequate funds would severely harm our business. See “MANAGEMENT’S DISCUSSION AND ANALYSIS” below in this Report.

Reliance on Anthony Silverman’s Financial Assistance. Since October 22, 2003, we have relied substantially on the advice and assistance of Mr. Anthony Silverman, who became CEO and President on April 3, 2009, in structuring our financing, identifying sources of funding and acting as such a source himself.  Mr. Silverman and his affiliates own 17,770,850 shares of our common stock (approximately 9.45% of the voting stock). Although we believe that Mr. Silverman presently intends to continue rendering such assistance, there is no assurance that this assistance will continue as before.

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

Short Term Indebtedness. The following table summarizes our required current outstanding short-term debt as of August 31, 2010, including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible note is not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

01/07/2011 (1)	6.00%	$ 25,000	$ 1,615	$ 26,615	Non-convertible
01/18/2011 (1)	6.00%	25,000	986	25,986	Non-convertible
10/26/2010	6.00%	25,000	1,237	26,237	Convertible at $0.02 per share

		$ 75,000	$ 3,838	$ 78,838

(1) Note payable to Anthony Silverman, our President and CEO.
*** Interest calculated to maturity or conversion

 Technology Uncertainties. Our business is subject to the risks inherent in any new technology company, including that the IUTM product will not function as we expect, that successful commercial development may take substantially more time and effort than anticipated, that IUTM may run out of funds before development is complete and that a competitor’s product may come to the market before we are able to do so. See “MANAGEMENT’S DISCUSSION AND ANALYSIS” below in this Report.

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

Going Concern Qualification. We have disclosed in our financial statements that they were prepared under the assumption that the Company will continue as a going concern. We have incurred losses from operations over the past several years and anticipate additional losses in the future.  Our independent auditors have included language in their report included on our 2010 financial statements that indicates that these matters raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial sources where possible. The going concern qualification increases the difficulty of meeting such goals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Chief Executive Officer works from his home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records at his home in Grand Rapids, Michigan.  Currently we have no lease obligations for premises.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the Pink Sheets beginning January 2009 when we were delisted from the OTC Bulletin Board.  Our common shares trade on the Pink Sheets under the symbol “OCLG.PK”.  Prior to January 2009, the Company's common stock was quoted on the OTC Bulletin Board under the symbol “OCLG.OB” The high and low close prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

	High	Low
FISCAL YEAR ENDED:
August 31, 2010
First Quarter	$0.04	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.04	$0.02

FISCAL YEAR ENDED:
August 31, 2009
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.01
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.06	$0.02

The closing stock price of our common stock on November 5, 2010, was $0.03.

Holders

As of November 5, 2010, the Company had 271 shareholders of record of its common stock. As of November 5, 2010, 1,256 owners of our common stock held them in the names of various broker-dealers.  As of November 5, 2010, the Company had one Unit holder of record.  As of November 5, 2010, the Company had ten owners of Units who held them in the names of various brokers.

Dividends

The Company has never declared any cash dividends on any of the Company’s equity securities and currently plans to retain future earnings, if any, for business growth.

Stock Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information.

Recent Sales of Unregistered Securities

The following table contains information regarding our sales of unregistered securities during the past two fiscal years.  We have made additional sales of unregistered securities subsequent to our year end.  See “LIQUIDITY AND CAPITAL RESOURCES.” The securities sold were a combination of promissory notes convertible into shares of our common stock, conversion of Unit preferred shares into common stock, and sales of common stock to accredited investors. The principal amount of each Note is equal to the amount borrowed from the investor.

Date of Issuance	Principal Amount of Note(s)	Further Description and Remarks
September , October, November 2007	$1,090,000
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
On December 29, 2009, we issued a 60-Day convertible promissory note to an accredited investor.  This note bears interest at 6% per annum and is convertible into the Company’s common stock at a rate of $0.02 per share.

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to its CEO, Anthony Silverman at a price of $0.01 per share.
December 1, 2008	$15,000	On December 1, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
January 13, 2009	$3,000	On January 13, 2009, the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
March 17, 2009	$15,000	On March 17, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.
May 13, 2009	$30,000	On May 13, 2009, the Company sold 2,000,000 shares of common stock to three accredited investors at $0.015 per share.
May 22, 2009	$15,000	On May 22, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
June 13, 2009	$30,000	On June 13, 2009, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.02 per share.
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.025 per share.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to an accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 shares of common stock to an accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 shares of common stock to an accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 shares of common stock to an accredited investor at $0.015 per share.

                                                                                                                                                               9

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2010.

Transfer Agent

Our transfer agent and registrar are American Stock Transfer and Trust Co., 6201 15th Avenue, 3rd Floor, Brooklyn, NY  11219, Telephone (718) 921-8210.

Securities authorized for issuance under equity compensation plans

 EQUITY COMPENSATION PLAN(1)

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	For Future
	Options	Outstanding Options	Issuance Under Plans

Equity compensation plans
approved by stockholders	2,933,332	$0.50	8,251,171

Equity compensation plans
not approved by stockholders	-	$0.00	-

TOTAL	2,933,332	$0.50	8,251,171

 (1) We maintain a 2000 Stock Incentive Plan under which we have 3,726,171 shares of common stock available for future issuance as of August 31, 2010.  Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant.  In January 2007, our shareholders approved an increase in the number of shares authorized for our 2000 Stock Incentive Plan to 7,500,000 from 5,000,000.  We also maintain a 1997 Stock Incentive Plan under which we have 4,525,000 shares of common stock available for future issuance as of August 31, 2010.  The sale price of the shares of common stock available under our 1997 Stock Incentive Plan is equal to the fair market value of such shares on the date of grant.  Both of these plans have been approved by our shareholders.

For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 11 of our Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

“Management's Discussion and Analysis of Financial Condition and Results of Operations ” (“MDA”) discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company’s financial condition. The SEC suggests that all registrants list their most “critical accounting policies” in MDA.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements:  The impairment of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions.

Impairment or Disposal of long-lived assets.  In accordance with ASC 360 “Impairment or Disposal of Long-lived Assets”, the Company periodically evaluates whether events and circumstances have occurred that may indicate that the carrying amount of such assets may not be recoverable.  If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair market value.  In the period when the plan of sale criteria of ASC 360 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

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

Convertible Debt.  Interest on convertible debt is calculated using the simple interest method.  The company recognizes a beneficial conversion feature to the extent the conversion price is less than the closing stock price on the issuance of the convertible notes.  The Company also follows ASC 470-50 and ASC 470-20 regarding changes in the terms of the convertible notes and the induced conversion of its convertible debt.

RESULTS OF OPERATIONS

Comparison of the two years ended August 31, 2010 and 2009

General and Administrative Expense

 General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses.  These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our medical device business, which are included in the results from discontinued operations.  General and administrative expenses that are specific to our medical device business include primarily storage fees.

General and administrative expense decreased to $190,656 during fiscal 2010, from $358,217, a decrease of 47% or $169,821 from the comparable period in fiscal 2009.  Travel and entertainment expense decreased to $0 for during fiscal 2010, from $14,070 during fiscal 2009 due primarily to the elimination of travel expense and conducting telephonic board meetings.  Payroll and related expenses decreased to $80,615 during fiscal 2010, from $182,378 during fiscal 2009, due primarily to ending our former CEO’s salary.  Outside services decreased to $8,857 during fiscal 2010, from approximately $29,174 during fiscal 2009 due primarily to reduced contract payments in fiscal 2010.  Legal and accounting expense decreased to $54,168 during fiscal 2010, from $81,728 during fiscal 2009 as a result of changing our registered accounting firm.

Depreciation and Amortization

Depreciation and amortization decreased to $1,418 during fiscal 2010, from $1,668 during fiscal 2009.  The decrease in depreciation and amortization from fiscal 2009 to fiscal 2010 was the result of assets becoming fully depreciated during fiscal 2010.

Interest Income

We had no interest income in fiscal 2010 or fiscal 2009.

Interest and Finance Charges

Interest and finance charges decreased to $80,261 during fiscal 2010 from approximately $638,241, a decrease of 87% from fiscal 2009.  The decrease is primarily attributable to conversions of convertible promissory notes at the end of fiscal 2009 and the beginning of fiscal 2010.

A summary of interest and finance charges is as follows:

	For the Year Ended
	August 31,	August 31,
	2010	2009
Interest expense on non-convertible notes	$ 2,973	$ 793
Interest expense on convertible notes payable	29,190	160,149
Amortization of note payable discounts	24,925	391,788
Other interest and finance charges	23,173	85,511

Total interest and finance charges	$ 80,261	$ 638,241

We had outstanding convertible notes payable during both fiscal 2010 and fiscal 2009. A discount to those notes was recorded due to the value of warrants and the beneficial conversion terms inherent to these convertible notes.  The amortization of these discounts was recorded as interest and finance charge expense over the life of the notes.  See Note 10 of Notes to Consolidated Financial Statements included in Item 8 in this Report. Cash paid for interest and finance charges increased by approximately 7% from fiscal 2009 to fiscal 2010 because of interest paid related to our financing of our Directors and Officers liability insurance.  The overall decrease in interest expense resulted from conversions of the majority of outstanding convertible notes payable during fiscal 2010 and fiscal 2009.

Conversion Expense

Conversion expense decreased to $413,841 during fiscal 2010, from approximately $1,530,384, a decrease of 73% during fiscal 2009.  The decrease was due the conversion of fewer convertible promissory notes in fiscal 2010, as a result of reducing the conversion price from $0.30 to $0.05 per share for these induced conversions.  See Note 10 for more information on these conversions.

Income Taxes

At August 31, 2010, the Company had federal net operating loss carryforwards totaling approximately $31,800,000.  At August 31, 2010, the Company did not have any state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2030.  Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

Discontinued Operations

Loss from discontinued operations for our medical device business decreased to $2,822 for fiscal 2010, from  $32,581 during fiscal 2009.  The decrease was a result of suspending research operations on December 31, 2007 and the disposal of the remaining assets in October 2009.  The value of these assets were determined to be impaired at August 31, 2009.

	For the Year Ended
	August 31,	August 31,
	2010	2009
Operating expenses:
General and administrative	$ 255	$ 2,183
Depreciation and amortization	2,669	28,935

Total operating expenses	2,924	31,118

Loss from operations	(2,924)	(31,118)

Other income (expense):
Loss on disposal of assets	-	(4,463)
Loss on impairment	(212)	(22,432)
Other income (expense)	-	(30)

Total other income (expense)	(212)	(26,925)

Loss from discontinued operations	(3,136)	(58,043)
Gain on disposal of discontinued operations	-	22,116

Loss from discontinued operations	(3,136)	(35,927)

Less loss attributable to noncontrolling interest	(314)	(3,346)

Net loss from discontinued operations	$ (2,822)	$ (32,581)

Liquidity and Capital Resources

We were unable to obtain the financing necessary to continue development operations after December 31, 2007. Consequently, we terminated the employment of all of our personnel, effective as of that date.  We anticipate that we will require $250,000 to operate for the next twelve months.  These funds are expected to be raised through small private placements, although there is no assurance of any success in doing so.  During recent discussions with IUTM management, the prior understandings were reaffirmed. It is now our expectation that we will receive information on at least two potential product lines under consideration and/or development by IUTM. Upon receipt we plan to determine the extent to which we will be able to market them and to finance a marketing organization.

Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs.  Our financial statements contain explanatory language related to our ability to continue as a going concern and our auditors have qualified their opinion on our Consolidated Financial Statements for the year ended August 31, 2010, included as a part of this Report, reflecting uncertainty as to our ability to continue in business as a going concern.

On August 31, 2010, we had cash and cash equivalents of $10,596. We have historically relied upon the issuance of debt or equity in order to finance our operations.  Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of August 31, 2010, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

01/07/2011 (1)	6.00%	$ 25,000	$ 1,615	$ 26,615	Non-convertible
01/18/2011 (1)	6.00%	25,000	986	25,986	Non-convertible
10/26/2010	6.00%	25,000	1,237	26,237	Convertible at $0.02 per share

		$ 75,000	$ 3,838	$ 78,838

(1) Note payable to Anthony Silverman, our President and CEO.
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

Off-Balance Sheet Arrangements

As of August 31, 2010 and 2009, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

                We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material inpact.

In August 2010, FASB issued FASB ASC 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules and ASB 2010-22, Accounting for Various Topics.  We do not expect the adoption of ASU 2010-21 and ASU 2010-22  to have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides new disclosure requirements and clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 860): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective ASU 2010-02 is to address implementation issued related to changes in ownership provisions in the Consolidation – Overall Subtopic 810-10, formerly FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Subtopic 810-10 established the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  ASU 2010-02 affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  This guidance applies to the following: 1.  A subsidiary or group of assets that is a business or nonprofit activity; 2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; 3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in a entity.  The amendment is effective in the first interim or annual reporting periods ending on or after December 15, 2009.  We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

ITEM 7A.  QUATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Oncologix Tech, Inc. and Subsidiaries
(Formerly BestNet Communications Corp.)
Consolidated Financial Statements
Year Ended August 31, 2010 and 2009

Contents

Report of Seale and Beers, CPAs, Independent Registered Public Accounting Firm	F-1
Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Registered Public Accounting Firm	F-2

Audited Financial Statements

Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders' Deficit	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oncologix, Inc.

We have audited the accompanying balance sheet of Oncologix, Inc. as of August 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended August 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix, Inc. as of August 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 the Company has never been profitable and has had to rely on debt and equity financings to fund operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 15.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
November 29, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors of
Oncologix Tech, Inc. (Formerly BestNet Communications Corp.)
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheet of Oncologix Tech, Inc. (Formerly BestNet Communications Crop, the “Company”) as of August 31, 2009 and the related consolidated statement of operations, changes in stockholders’ (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal controls over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Oncologix Tech, Inc. as of August 31, 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf, Nilson & Morrill

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC

Bountiful, Utah
March 12, 2010

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
(FORMERLY BESTNET COMMUNICATIONS CORP.)
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2010 AND 2009

	August 31,	August 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$10,596	$743
Prepaid expenses and other current assets	6,163	7,092
Prepaid commissions	-	2,691

Total current assets	16,759	10,526

Property and equipment (net of accumulated depreciation
of $20,211 and $18,793)	1,835	2,709
Investment in IUTM	-	3,186
Marketing rights	-	212
Long-term assets of discontinued operations	-	4,795

Total assets	$18,594	$21,428

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425)	$25,000	$1,107,575
Notes payable	-	-
Notes payable - related parties	50,000	-
Accounts payable and other accrued expenses	131,069	263,736
Accrued interest payable	24,276	96,863
Accrued interest payable - related parties	22,210	5,872
Current liabilities of discontinued operations	-	2,000

Total current liabilities	252,555	1,476,046

Long-term liabilities:
Convertible notes payable	127,712	127,712
Convertible notes payable - related parties	235,025	235,025

Total long-term liabilities	362,737	362,737

Total liabilities	615,292	1,838,783

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
261,762 and 295,862 shares issued and outstanding at
August 31, 2010 and August 31, 2009, respectively	262	296
Common stock, par value $.001 per share; 200,000,000 shares authorized;
188,622,326 and 178,282,995 shares issued at August 31, 2010 and
August 31, 2009, respectively; 188,622,326 and 155,900,627 shares
outstanding at August 31, 2010 and August 31, 2009, respectively	188,622	155,901
Additional paid-in capital	57,035,566	55,104,084
Accumulated deficit	(57,817,700)	(57,074,502)
Noncontrolling interest	(3,448)	(3,134)

Total stockholders' deficit	(596,698)	(1,817,355)

Total liabilities and stockholders' deficit	$18,594	$21,428

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
(FORMERLY BESTNET COMMUNICATION CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,	August 31,
	2010	2009

Revenue	$-	$-

Cost of Revenues	-	-

Gross margin	-	-

Operating expenses:
General and administrative	190,656	358,217
Depreciation and amortization	1,418	1,668

Total operating expenses	192,074	359,885

Loss from operations	(192,074)	(359,885)

Other income (expense):
Interest and finance charges	(63,924)	(626,808)
Interest and finance charges -related parties	(16,337)	(11,433)
Conversion expense	(413,841)	(1,530,384)
Discounted stock issuance expense	(123,334)	-
Loss on disposal of assets	-	(382)
Loss on impairment	(3,187)	-
Cancellation of debt	73,000	-
Other income (expense)	(679)	(13,659)

Total other income (expense)	(548,302)	(2,182,666)

Net loss from continuing operations	(740,376)	(2,542,551)

Discontinued operations:
Operating loss from discontinued operations	(3,136)	(58,043)
Gain on disposal of discontinued operations	-	22,116

Loss from discontinued operations	(3,136)	(35,927)

Less loss attributable to noncontrolling interest	(314)	(3,346)

Net loss from discontinued operations	(2,822)	(32,581)

Net loss before income taxes	(743,198)	(2,575,132)

Income taxes	-	-

Net loss	$(743,198)	$(2,575,132)

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	(0.00)	(0.00)

	$(0.00)	$(0.02)
Weighted average number of shares
outstanding - basic and diluted	182,567,324	129,061,857

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
(FORMERLY BESTNET COMMUNICATION CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD SEPTEMBER 1, 2009 THROUGH AUGUST 31, 2010

					Additional		Common	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Subscribed	Interest	Total

Balance, August 31, 2008	295,862	$296	113,734,946	$113,735	$51,889,552	$(54,499,370)	$-	$-	$(2,495,787)

Stock based compensation	-	-	-	-	1,030	-	-	-	1,030
Issuance of stock for services	-	-	150,000	150	1,350	-	-	-	1,500
Issuance of stock for interest	-	-	793,720	794	38,892	-	-	-	39,686
Issuance of stock purchased for cash	-	-	10,300,000	10,300	127,700	-	-	-	138,000
Induced conversion expense - interest
paid with stock	-	-	-	-	26,457	-	-	-	26,457
Induced conversion expense - conversion
notes payable	-	-	-	-	1,503,927	-	-	-	1,503,927
Conversion of notes payable	-	-	29,505,289	29,506	1,445,758	-	-	-	1,475,264
Conversion of notes payable - related parties	-	-	1,416,672	1,416	69,418	-	-	-	70,834
Sale of noncontrolling interest	-	-	-	-	-	-	-	212	212
Net loss	-	-	-	-	-	(2,575,132)	-	(3,346)	(2,578,478)

Balance, August 31, 2009	295,862	$296	155,900,627	$155,901	$55,104,084	$(57,074,502)	$-	$(3,134)	$(1,817,355)

Issuance of stock purchased for cash	-	-	8,500,000	8,500	191,500	-	-	-	200,000
Discounted stock issuance expense	-	-	-	-	123,334	-	-	-	198,334
Conversion of notes payable	-	-	24,153,499	24,153	1,183,522	-	-	-	1,207,675
Induced conversion expense - conversion
notes payable	-	-	-	-	413,840	-	-	-	413,840
Issuance of stock for unit conversions	(34,100)	(34)	68,200	68	6,786	-	-	-	6,820
Beneficial conversion feature notes payable	-	-	-	-	12,500	-	-	-	12,500
Net loss	-	-	-	-	-	(743,198)	-	(314)	(818,512)

Balance, August 31, 2010	261,762	$262	188,622,326	$188,622	$57,035,566	$(57,817,700)	$-	$(3,448)	$(596,698)

The accompanying notes are an integral part of these consolidated financial statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
(FORMERLY BESTNET COMMUNICATIONS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31,	August 31,
	2010	2009
Operating activities:
Net loss	$(743,198)	$(2,575,132)
Net loss from discontinued operations	2,822	32,581

Net loss from continuing operations	(740,376)	(2,542,551)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,418	1,668
Loss on disposal of property and equipment	-	382
Stock based compensation expense	-	1,030
Amortization of discount on notes payable and warrants	12,425	391,788
Induced conversion expense notes payable	413,840	1,530,384
Discounted stock issuance expense	123,334	-
Impairment loss	3,186	-
Issuance of stock and warrants for services	-	1,500
Beneficial conversion feature - notes payable	12,500	-
Beneficial conversion feature - stock issued for interest	-	39,686

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,129	19,724
Prepaid commissions	2,691	72,820
Deposits and other assets	-	2,691
Accounts payable and other accrued expenses	(105,667)	229,875
Accrued interest payable	31,426	120,463

Net operating cash flows - continuing operations	(225,094)	(130,540)

Net operating cash flows - discontinued operations	(255)	(276)

Net cash used in operating activities	(225,349)	(130,816)

Investing activities:
Purchase of property and equipment	(568)	-
Investment in joint venture	-	(3,186)

Net investing cash flows - continuing operations	(568)	(3,186)

Net investing cash flows - discontinued operations	150	6,990

Net cash used in investing activities	(418)	3,804

Financing activities:
Proceeds from issuance of convertible notes payable	25,000	-
Proceeds from issuance of notes payable - related parties	50,000	-
Proceeds from conversion of units	6,820	-
Proceeds from the issuance of common stock	200,000	138,000
Repayment of notes payable	(46,200)	(20,157)

Net cash provided by financing activities - continuing operations	235,620	117,843

Net increase (decrease) in cash and cash equivalents	9,853	(9,169)

Cash and cash equivalents, beginning of period	743	9,912

Cash and cash equivalents, end of period	$10,596	$743

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
(FORMERLY BESTNET COMMUNICATIONS CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information (continued):

	For the Year Ended
	August 31,	August 31,
	2010	2009

Cash paid during the year for:

Interest	$738	$793
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements of Oncologix Tech, Inc. (formerly BestNet Communications Corp., a Nevada corporation, and also formerly Wavetech International, Inc.) include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation, Interpretel, Inc., Interpretel Canada Inc., and Telplex International Communications, Inc. (collectively the “Company,” “Oncologix,” “we,” “us,” or “our”). The cost method of accounting is used for the Company’s joint venture.  On January 22, 2007, we changed our name from BestNet Communications Corp. to Oncologix Tech, Inc.  On July 26, 2006, we launched a medical device segment through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage medical device company. Since the acquisition of JDA, our principal activities have been primarily limited to research and development activities to continue product development in efforts to obtain government approval for the use of the medical device, and to seek sources of financing for these research and development activities. We entered into discussions to dispose of this business in the 3rd quarter of fiscal 2008.  Accordingly, the Medical Device business is treated as discontinued operations.  We had operated an internet based telephone business (the "Telephone Business") from our inception until it was disposed of during February 2007. The Telephone Business is accordingly presented as discontinued operations. The Company’s fiscal year ends on August 31.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company has recorded net operating losses in each of the previous sixteen years.

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

CONSOLIDATION

The consolidated financial statements for the years ended August 31, 2009 and 2008 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company.  Oncologix Corporation is a Nevada corporation.  Interpretel Inc. is an Arizona corporation.  Interpretel (Canada) Inc. is a Canadian corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Revenue is recognized by the Company when all the following criteria are met:  persuasive evidence of an arrangement exists; deliver has occurred; the sellers price to the buyer is fixed and determinable; and collectability is reasonably assured.  Currently the Company does not have products to sell.

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

LONG-LIVED ASSETS

     ASC 360 – Property, Plant and Equipment, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through August 31, 2010, the Company has allocated $3,660 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

ADVERTISING COSTS

                Advertising costs included with selling, general and administrative expenses in the accompanying consolidation Statements of Operations were not for fiscal 2010 and fiscal 2009.  Such costs are expensed when incurred.

INCOME TAXES

The Company adopted the provisions of   ASC 740 - Income Taxes provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued expenses, and notes payable approximate fair value.

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 11.  The Company accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model.  The fair value of all awards is amortized on a straight-line basis over the vesting periods.  The expected term of awards granted represent the period of time they are expected to be outstanding.  The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock.  The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.  If actual results differ significantly from estimates, stock-based compensation could be impacted.

CONVERTIBLE DEBT

Interest on convertible debt is calculated using the simple interest method.  The company recognizes a beneficial conversion feature to the extent the conversion price is less than the closing stock price on the issuance of the convertible notes.  The Company also follows ASC 470-50 and ASC 470-20 regarding changes in the terms of the convertible notes and the induced conversion of its convertible debt.

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.  Basic and diluted earnings per share for the years ended August 31, 2010 and 2009 are as follows:

	For the Year Ended
	August 31,	August 31,
	2010	2009

Net loss attributable to common shareholders
Continuing operations	$(740,376)	$(2,542,551)
Discontinued operations	(2,822)	(32,581)

	$(743,198)	$(2,575,132)

Weighted average shares outstanding	182,567,324	129,061,857

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	$(0.00)	$(0.00)

	$(0.00)	$(0.02)

Due to the net losses in fiscal 2010 and fiscal 2009, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.  Shares attributable to convertible notes, not included the diluted loss per share calculation for fiscal 2010 and 2009 were 2,101,416 and 4,584,749, respectively.

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company currently has one operating segments: medical device.  Our medical device segment is presented as discontinued operations for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

                We have evaluated all Accounting Standards updates through the date the financial statements were issued and do not believe any will have a material impact.

In August 2010, FASB issued FASB ASC 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules and ASB 2010-22, Accounting for Various Topics.  We do not expect the adoption of ASU 2010-21 and ASU 2010-22  to have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides new disclosure requirements and clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 860): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective ASU 2010-02 is to address implementation issued related to changes in ownership provisions in the Consolidation – Overall Subtopic 810-10, formerly FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Subtopic 810-10 established the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  ASU 2010-02 affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  This guidance applies to the following: 1.  A subsidiary or group of assets that is a business or nonprofit activity; 2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; 3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in a entity.  The amendment is effective in the first interim or annual reporting periods ending on or after December 15, 2009.  We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

3.  DISCONTINUED OPERATIONS

                We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818.  At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we had to suspend these development activities on December 31, 2007, whereupon we closed the offices in Suwanee, Georgia.

We have previously reported discussions with respect to a transfer of our Oncosphere assets to another company.  We are currently attempting to resolve a number of uncertainties in connection with such a transaction, including the obtaining of necessary consents.  Accordingly, during May 2008, we determined to dispose of most of the assets of the Oncosphere project and entered into discussions with a prospective purchaser.  In February 2009, we sold our research and development equipment to IUT in exchange for release of amounts owed to them for prior services.  In October 2009, we disposed of the remaining office equipment related to the Oncosphere development activities.  It was determined at August 31, 2009, the value of marketing rights, was impaired.  Accordingly, we recorded an impairment loss in the amount of $212.

ASC 360 – Property, Plant and Equipment, addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  It was determined at August 31, 2009, the value of the remaining assets of discontinued operations, was impaired.  Accordingly, we recorded an impairment loss of impairment in the amount of $22,432.

Net assets related to discontinued operations of our Oncosphere business are as follows:

	August 31,	August 31,
	2010	2009
Current assets of discontinued operations:
Prepaid expenses and other current assets	$-	$-

Total current assets of discontinued operations	-	-

Long-term assets of discontinued operations:
Property and equipment	-	4,795

Total long-term assets of discontinued operations	-	4,795

Total assets of discontinued operations	$-	$4,795

Current liabilities of discontinued operations:
Accounts payable and other accrued expenses	$-	$2,000

Total liabilities of discontinued operations	$-	$2,000

Net assets of discontinued operations	$-	$2,795

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Year Ended
	August 31,	August 31,
	2010	2009
Operating expenses:
General and administrative	$255	$2,183
Depreciation and amortization	2,669	28,935

Total operating expenses	2,924	31,118

Loss from operations	(2,924)	(31,118)

Other income (expense):
Loss on disposal of assets	-	(4,463)
Loss on impairment	(212)	(22,432)
Other income (expense)	-	(30)

Total other income (expense)	(212)	(26,925)

Loss from discontinued operations	(3,136)	(58,043)
Gain on disposal of discontinued operations	-	22,116

Loss from discontinued operations	(3,136)	(35,927)

Less loss attributable to noncontrolling interest	(314)	(3,346)

Net loss from discontinued operations	$(2,822)	$(32,581)

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

(d)	The Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.

We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. During recent discussions with IUTM management, the prior understandings were reaffirmed. It is now our expectation that we will receive information on at least two potential product lines under consideration and/or development by IUTM. Upon receipt we plan to determine the extent to which we will be able to market them and to finance a marketing organization. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty.  It was determined at August 31, 2010, the value of the investment in IUTM was impaired.  Accordingly, we recorded an impairment loss in the amount of $3,186.

5.           PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at August 31, 2010 and 2009:

	August 31,	August 31,
	2010	2009
Furniture	$-	$-
Research and development equipment	-	-
Computer equipment	$8,939	$8,939
Software	7,876	7,332
Leasehold improvements	-	-
Equipment	5,231	5,231

Total property and equipment at cost	22,046	21,502

Less: accumulated depreciation and amortization	(20,211)	(18,793)

	$1,835	$2,709

For fiscal 2010 and 2009, depreciation expense from continuing operations related to property and equipment is $1,418 and $1,668, respectively.  No amount included in the above accumulated depreciation and amortization balances of $20,211 and $18,793 relates to capitalized software.

6.    COMMITMENTS AND CONTINGENCIES

LEASES:

In an effort to streamline costs, we do not have a main corporate office.  Our Chief Executive Officer works out of him home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records out of his home in Grand Rapids, Michigan.  We maintained our corporate headquarters for the Company in approximately 2,000 square feet of office space at 3725 Lawrenceville-Suwannee Road, Suwanee, Georgia, 30024 until January 31, 2008.  We leased office space there at a monthly rent of $2,567.  We maintained an office in approximately 1,000 square feet located at 2850 Thornhills Ave. SE, Suite 104, Grand Rapids, MI  49546, at a monthly rent of $1,465 under a lease that expired October 31, 2007.  Currently we have no monthly lease requirements.  We had no rent expense under operating leases in fiscal 2009 or 2008.  There are no future minimum lease payments on these operating leases as of August 31, 2010.

EMPLOYMENT AGREEMENTS:

Currently there are no employment agreements as of August 31, 2010.

CONSULTING CONTRACT

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval.  The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2010 at an hourly rate of $70. During the fiscal 2010, we incurred an expense of $73,920 under these agreements.

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

8.	NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of August 31, 2010 and August 31, 2009:

	August 31,	August 31,
	2010	2009

12.0% convertible note due March 31, 2012	$2,712	$2,712

8.0% convertible notes due March 31, 2012	125,000	125,000

6% convertible note due October 26, 2010	25,000	0

6.0% convertible note due January 22, 2010, net of a discount of
$0 and $0 as of February 28, 2010 and August 31, 2009 (1)	-	30,000

6.0% convertible notes due September 17, 2009, net of a discount of
$0 and $12,425 as of February 28, 2010 and August 31, 2009 (2)	-	1,077,575

Total unsecured convertible notes payable	152,712	1,235,287
Less: Current portion	(25,000)	(1,107,575)

Long-term portion	$127,712	$127,712

(1) This note was converted into common stock in February 2010.
(2) These notes were converted into common stock in September 2009.

 The following is a summary of future minimum payments on convertible notes payable as of August 31, 2010:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2011 2012	$ 25,000 $127,712

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

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000.  These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25.  We recognized a beneficial conversion feature of $501,000 related to these notes.  In June and July 2009, $75,000 of principal plus $12,784 in accrued interest was converted into 1,755,673 shares of common stock at an exercise price of $0.05 per share. The remaining investors converted their principal and interest in fiscal 2008.  Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008.  The Company recognized $69,767 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion.  The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 to March 31, 2012.

On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company’s Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000.  This note bears interest at a rate of 12% and is payable monthly.  Prior to fiscal 2009, $100,000 in principal was repaid and $50,000 in principal was converted into common stock.  Mr. Schloz elected to extend $2,712 in accrued interest until March 31, 2012 which is convertible at $0.15 per share.

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

On December 29, 2009, the Company issued a 60-Day Convertible promissory note in the principal amount of $25,000 to an accredited investor who was not related to the Company.   This convertible note bears interest at 6% and is convertible into the Company’s common stock at $0.02 per share.  The Company recognized a beneficial conversion feature in the amount of $12,500 in connection with the issuance of this note.  This note has been extended several times and is currently due January 24, 2011.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2010	2009

6.0% convertible note due March 31, 2012 (1)	$235,025	$235,025

Outstanding unsecured related party convertible notes payable	$235,025	$235,025

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

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom.  This note accrues interest at a rate of 6% per annum and is due on March 31, 2012.  The note is convertible into shares of the Company’s common stock at a rate of $0.05 per common share.  Ms. Lindstrom signed an abstention to convert this note until June 01, 2011.  There was no beneficial conversion feature recognized upon the issuance of this note.

RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2010	2009
6.00% note payable due January 7, 2011 (1)	$25,000	$-
6.00% note payable due January 18, 2011 (1)	25,000	-

Outstanding unsecured related party convertible notes payable	$50,000	$-

(1) Note payable to Anthony Silverman, the Company's President and CEO.

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to January 7, 2011.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to January 18, 2010.

OTHER NOTES PAYABLE:

On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer’s insurance premiums.  The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2008.  This note was paid in full on July 1, 2009.

On September 15, 2009, the Company settled its $119,000 debt with its prior accountant, Semple, Marchal & Cooper LLP. for $46,000.  In connection with this settlement, the Company paid $13,000 down and signed a promissory note in the amount of $33,000 with monthly payments of $3,000 beginning October 1, 2009.  This note was paid in full on August 31, 2010.

On October 31, 2009, the Company entered into a note payable agreement to finance $19,200 of directors and officer’s insurance premiums.  The note bears interest at a rate of 8.99% per annum and is due in nine monthly installments of $2,214, including principal and interest, beginning on November 30, 2009.  In connection with the settlement agreement, the Company recognized $73,000 in cancellation of indebtedness income.  This note was paid in full on July 31, 2010.

9.	STOCKHOLDERS' EQUITY

PREFERRED STOCK:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  In January 2003, our Board of Directors authorized up to 4,500,000 shares of Series A Convertible Preferred Stock .  Each share of Series A Convertible Preferred stock has a par value of $0.001 and is convertible into two shares of common stock in exchange for $0.10 per common share.  The Series A Convertible Preferred Stock shall be entitled to receive noncumulative dividends if declared by the Board of Directors.  These preferred shares are not entitled to voting rights.

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors.  Each Unit consists of the following underlying securities:  (i) three shares of the Company’s common stock;  (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share;  and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30.  The warrants expired on March 31, 2006.  Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company’s common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).  The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors.  A total of 4,032,743 Units were issued.  As of August 31, 2010 and August 31, 2009, there were 261,762 and 295,862 Units outstanding that had not been separated, respectively.  These units are presented as their underlying securities on our balance sheet and consist of 261,762 shares of Series A Preferred Stock and 785,286 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferreds	Number of		Weighted Avg.
		Common Shares	Proceeds if
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2008	295,862	591,724	$59,172	$0.20
Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	-	-	-	$-
Outstanding, August 31, 2009	295,862	591,724	59,172	$0.20

Expired/Retired	-	-	-	$-
Converted	(34,100)	(68,200)	(6,820)	$0.20
Issued	-	-	-	$-
Outstanding, August 31, 2010	261,762	523,524	$52,352	$0.20

Our Board of Directors authorized the separation of the Units into their component parts in July 2004, February 2005, April 2008 and March 2010.  The table below describes the proceeds received for the conversion of preferred shares into common stock:

Date of Conversion	Proceeds from Conversion	Further Description and Remarks
July-August 2004	$487,523	During July and August 2004, holders of 2,437,614 Units contributed $487,523 to convert 2,437,614 shares of Series A. Convertible Preferred stock into 4,875,228 shares of common stock.
February 2005	$230,393	During February 2005, holders of 1,151,967 Units contributed $230,393 to convert 1,151,967 shares of Series A. Convertible Preferred stock into 2,303,934 shares of common stock.
April/June 2008	$29,460	During April and June 2008, holders of 147,300 Units contributed $29,460 to convert 147,300 shares of Series A. Convertible Preferred stock into 294,600 shares of common stock.
March/April	$6,820	During March and April 2010, holders of 34,100 Units contributed $6,820 to convert 34,100 shares of Series A. Convertible Preferred stock into 68,200 shares of common stock.

SUBSCRIBED COMMON STOCK:

As of August 31, 2010 and 2009, there were no shares of subscribed stock issuable.

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

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
October 13, 2008	$15,000	On October 13, 2008, the Company sold 1,500,000 shares of common stock to its CEO, Anthony Silverman at a price of $0.01 per share.
December 1, 2008	$15,000	On December 1, 2008, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.01 per share.
January 13, 2009	$3,000	On January 13, 2009, the Company sold 300,000 shares of common stock to an accredited investor at $0.01 per share.
March 17, 2009	$15,000	On March 17, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.
May 13, 2009	$30,000	On May 13, 2009, the Company sold 2,000,000 shares of common stock to three accredited investors at $0.015 per share.
May 22, 2009	$15,000	On May 22, 2009, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.015 per share.
June 13, 2009	$30,000	On June 13, 2009, the Company sold 1,500,000 shares of common stock to an accredited investor at $0.02 per share.
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to an accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to an accredited investor at $0.025 per share.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to an accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 shares of common stock to an accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 shares of common stock to an accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 shares of common stock to an accredited investor at $0.015 per share.

During the year ended August 31, 2010, we recognized $123,334 of financing expense related to the sales of discounted stock to non-related accredited investors.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.  As of February 27, 2009, the value of the noncontrolling interest was $212.  As of August 31, 2010, $3,660 net loss was attributable to the noncontrolling interest.

WARRANTS:

Details relative to the 0 and 3,690,832 outstanding warrants at August 31, 2010 and August 31, 2009, respectively are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date
First quarter of fiscal 2002	25,000	$ 2.90	-	October 17, 2007
Second quarter of fiscal 2002	5,751	1.19	-	January 30, 2008
Third quarter of fiscal 2002	1,100,000	0.50	-	April 23, 2007
Second quarter of fiscal 2004	100,000	0.32	-	January 8, 2007
Third quarter of fiscal 2004	40,000	0.27	-	May 31, 2009
Fourth quarter of fiscal 2004	10,000	0.29	-	June 4, 2009
Third quarter of fiscal 2006	200,000	0.35	-	March 13, 2008

Outstanding, August 31, 2006	1,480,751

Second quarter of fiscal 2007	(100,000)	0.32	-	January 8, 2007
Second quarter of fiscal 2007	2,158,327	0.50	-	December 4, 2008
Third quarter of fiscal 2007	(1,100,000)	0.50	-	April 23, 2007

Outstanding, August 31, 2007	2,439,078

First quarter of fiscal 2008	(25,000)	2.90	-	October 17, 2007
First quarter of fiscal 2008	3,633,332	0.50	-	September 17, 2009
Second quarter of fiscal 2008	(5,751)	1.19	-	January 30, 2008
Second quarter of fiscal 2008	57,500	0.40	-	December 3, 2009
Third quarter of fiscal 2008	(200,000)	0.35	-	March 13, 2008

Outstanding, August 31, 2008	5,899,159

Second quarter of fiscal 2009	(2,158,327)	0.50	-	December 4, 2008
Third quarter of fiscal 2009	(40,000)	0.27	-	May 31, 2009
Fourth quarter of fiscal 2009	(10,000)	0.29	-	June 4, 2009

Outstanding, August 31, 2009	3,690,832

First quarter of fiscal 2010	(3,633,332)	0.50	-	September 17, 2009
Second quarter of fiscal 2010	(57,500)	0.40	-	December 3, 2009

Outstanding, August 31, 2010	-	-	-

Additional information relative to our warrants outstanding at August 31, 2010 is summarized as follows:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2008	5,899,159	$ 0.50
Expired/Retired	(2,208,327)	$ 0.49
Exercised	-	$ -
Issued	-	$ -
Outstanding, August 31, 2009	3,690,832	$ 0.50

Expired/Retired	(3,690,832)	$ 0.50
Exercised	-	$ -
Issued	-	$ -
Outstanding, August 31, 2010	-	$ -

The Company does not have any outstanding warrants that are not immediately exercisable.  The remaining contractual life of warrants outstanding as of August 31, 2010 and 2009 was nil and 0.05 years, respectively. Warrants for the purchase of nil and 3,690,832 shares were immediately exercisable on August 31, 2010 and 2009 respectively with a weighted-average price of nil and $0.50 per share, respectively.

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

During the fiscal years ended August 31, 2010 and 2009, we granted zero options from the stock incentive plans described above, respectively. During the fiscal years ended August 31, 2010 and 2009, zero options were exercised, respectively, zero and 60,000 options were forfeited, respectively, and 80,260 and 1,328,334 options were expired, respectively. During the fiscal years ended August 31, 2010 and 2009, $0 and $1,031 was expensed as stock based compensation, respectively.  Additional information relative to our employee options outstanding at August 31, 2010 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2008	4,402,526	$0.17 - $7.38	$ 0.64
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,388,334)	$0.24 - $3.00	0.99
Outstanding, August 31, 2009	3,014,192	$0.17 - $7.38	$ 0.55
Granted	-	-	-
Exercised	-	-	-
Cancelled	(80,860)	$0.30 - $7.38	2.21
Outstanding, August 31, 2010	2,933,332	$0.17 - $7.38	$ 0.50

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2010.

	Options	Options
	Outstanding	Exercisable
Number of options	2,933,332	2,933,332
Aggregate intrinsic value of options	$ -	$ -
Weighted average remaining contractual term (years)	2.23	2.23
Weighted average exercise price	$ 0.50	$ 0.50

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

We have 3,726,711 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of August 31, 2010.   Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.  Both of these plans have been approved by our shareholders.

During fiscal 2010 and fiscal 2009, we did not grant any options to employees or members’ of our Board of Directors.

10.           INCOME TAXES

As of August 31, 2010, the Company has federal net operating loss carryforwards totaling approximately $31,800,000.  Currently there are no state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2030. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

ASC requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740 - Income Taxes, the Company performed a review of its material tax positions. At the adoption date of ASC 740, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of August 31, 2010 and 2009, the Company had no accrued interest and penalties related to uncertain tax positions.  The Company is primarily subject to U.S. and Michigan income taxes.  The tax years 2007 to current remain open to examination by U.S. federal and state tax authorities.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

Year Ended August 31,
	2010	2009

Balance, beginning of year	$ -	$ -
Decreases in tax positions for prior years	-	-
Increase in tax positions for prior years	-	-
Increases in tax positions for current year	-	-
Settlements	-	-
Lapse in statute of limitations	-	-

Balance, end of year	$ -	$ -

The income tax benefit for the years ended August 31, 2010 and 2009 is comprised of the following amounts:

	2010	2009
Current:	$--	$--

Deferred:
Federal	124,000	376,000
State	--	141,000
	124,000	517,000
Valuation Allowance	(124,000)	(517,000)
	$--	$--

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

	2010	2009
Statutory tax rate	34.0%	34.0%
State income taxes	--	5.3%
Change in valuation allowance	(34.0)%	(39.3)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets (liabilities) are as follows:

	2010	2009
Deferred tax assets (liabilities):
Property and equipment	$ --	$ (3,000)
Intangible assets	--	--
Other	--	--
Net operating loss carryforward	10,808,000	10,687,000
	10,808,000	10,684,000
Valuation allowance	(10,808,000)	(10,684,000)
	$ --	$ --

ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $10,808,000 valuation allowance as of August 31, 2010 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current year is $124,000.

11.	RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During fiscal 2010 and 2009, the Company entered into financing agreements with several related parties of the Company.   Please see Note 8 for further descriptions of these transactions.

12.	RETIREMENT PLAN

Currently, the Company does not have a retirement plan in place.

13.	STATEMENTS OF CASH FLOWS

During fiscal 2010 and 2009, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For fiscal 2010, these non-cash investing and financing activities are summarized as follows:

                                                                                                                                      Amount
The Company recognized a discount on the Convertible Promissory Notes issued to many accredited investors (See Note 10).  This discount is related to warrants and beneficial conversion feature issued in connection with these notes.
$ 12,500
The Company recognized $198,334 of discounted stock issuance expense in connection with the sales of its common stock during fiscal 2010 to funds its operations.	123,334
During fiscal 2010, the Company converted $1,207,675 of principal and accrued interest into 24,153,499 shares of its common stock. These shares were issued in November 2009 and January 2010.	2,048,553
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2010.	413,840
On October 31, 2009, the Company entered into a note payable agreement to finance $19,200 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $2,214, including principal and interest, beginning on December 1, 2009. This note was paid in full during fiscal 2010.	19,200

Total non-cash transactions from investing and financing activities.	$ 2,617,427

For fiscal 2009, these non-cash investing and financing activities are summarized as follows:

The Company recognized a discount on the Convertible Promissory Notes issued to many accredited investors (See Note 9).  This discount is related to warrants and beneficial conversion feature issued in connection with these notes.
$ 391,787

During fiscal 2008, the Company converted $1,551,100 of principal and accrued interest into 30,921,961 shares of its common stock. These shares were issued in June and July 2009.	1,551,100
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2009.	1,530,384
The Company issued 793,720 shares in lieu of annual interest payments.	39,686
On October 1, 2008, the Company entered into a note payable agreement to finance $20,157 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.35% per annum and is due in nine monthly installments of $2,328, including principal and interest, beginning on November 1, 2008. This note was paid in full during fiscal 2009.	20,157

Total non-cash transactions from investing and financing activities.	$ 3,533,114

14.	SUBSEQUENT EVENTS

On September 1, 2010, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional six month consulting agreement.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval.  Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2010.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut fur Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationship and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

On October 4, 2010 the Company entered into a stock purchase agreement with a non - related accredited investor to sell 1,666,667 shares of the Company’s common stock at $0.015 per share.  The company raised $25,000 proceeds from this sale and paid $2,500 in fees for obtaining this financing.  In addition, the Company recorded $41,667 in discounted stock issuance expense as a result of this transaction.

During October 2010, Anthony Silverman, the Company’s CEO and Chairman, extended each of his $25,000 promissory notes to January 7, 2011 and January 18, 2011, respectively.  Please see Note 9 for further information on this note.

During October 2010, an accredited investor holding a $25,000 convertible promissory note elected to extend this note to January 24, 2011.  Please see Note 9 for further information on this convertible note.

On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums.  The note bears interest at a rate of 9.99% per annum and is due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010.

15.	GOING CONCERN

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

On September 9, 2010, the Board of Directors of the Registrant recommended and approved the dismissal of Chisholm, Beirwolf, Nilson & Morrill, LLC. as the Registrant’s independent registered public accounting firm effective September 9, 2010.

The reports of Chisholm, Beirwolf, Nilson & Morrill, LLC on the Registrant’s consolidated financial statements for the fiscal years ended August 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.  Their opinion was qualified due to uncertainty as to the Registrant’s ability to continue as a going concern.

The decision to change the Registrant’s independent registered public accounting firm was recommended and approved by the Registrant’s Board of Directors.

During the fiscal years ended August 31, 2009 and 2008, as well as the nine-month period ended May 31, 2010 and through the date of this Form 8-K, there were no disagreements between the Registrant and Chisholm, Beirwolf, Nilson & Morrill, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, Beirwolf, Nilson & Morrill, LLC, would have caused Chisholm, Beirwolf, Nilson & Morrill, LLC to make reference to the subject matter of the disagreements in connections with its report.

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

As of August 31, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The Company made an adjustment regarding the impairment value of the investments in IUTM, at the recommendation of its auditors.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of August 31, 2010 who communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results, with the exception of the adjustment for impairment value. However, the lack of a functioning audit committee and lack of a majority of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our financial statements.

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

None

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors, and executive officers, their ages and all offices and positions held.  Directors are elected and serve thereafter until their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the Board of Directors.  The information is presented as of September 2, 2009:

Name	Age	Position held with Company
Anthony Silverman	67	Chief Executive Officer, President and Director
Michael Kramarz	41	Chief Financial Officer
Barry Griffith	42	Director
Judy Lindstrom	65	Chief Executive Officer, Director, of Oncologix Corporation, our subsidiary
Steven Kurtzman, MD	48	Director, Oncologix Corporation, our subsidiary

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

STEVEN KURTZMAN, MD. was elected to our Board of Directors on June 25, 2007.  On April 1, 2009, Dr. Kurtzman resigned his position but still serves as Director on the Board of our Subsidiary, Oncologix Corporation. He has been an advisor to our Company and has been the Medical Director of IsoRay Medical, Inc. a publicly traded company since January 2006.  IsoRay manufactures and markets radiation devices for brachytherapy primarily for the treatment of prostate cancer. He has, since 1998, been practicing medicine in the San Francisco, California, Bay area specializing in radiation oncology. He is currently the Director of Brachytherapy for Western Radiation Oncology, P.C. He is considered an expert in the management of prostate cancer and has lectured on and taught prostate brachytherapy nationally. He holds a BA from Cornell University and is a graduate of Case Western Reserve University School of Medicine. He completed his residency training in radiation oncology at the Hospital of the University of Pennsylvania.

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of  transactions in securities of the Company on Forms 3, 4, and 5.  Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2009.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer and to other persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be send to Oncologix Tech, Inc., P.O. Box 8832, Grand Rapids, MI  49518-8832.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2010 and 2009 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer.  None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
							Non-qualified
						Nonequity	deferred
Name and Principal				Stock	Option	incentive plan	compensation	All Other	All Other
Position	Year	Salary	Bonus ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Judy Lindstrom	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Chief Executive Officer and	2009	$ 116,666	$ -	$ -	$ -	$ -	$ -	$ -	$ 116,666
Chairman of the Board (1)

Michael A. Kramarz	2010	$ 73,920	$ -	$ -	$ -	$ -	$ -	$ -	$ 73,920
Chief Financial Officer (2)	2009	$ 85,928	$ -	$ -	$ -	$ -	$ -	$ -	$ 85,928

(1)
Ms. Lindstrom was appointed to the Company’s Board of Directors on June 25, 2007.  On January 4, 2008, Ms. Lindstrom was elected Chairman of the Board.  On February 18, 2008, Ms. Lindstrom was elected President and CEO with an annual salary of $200,000. On December 19, 2007, Ms. Lindstrom was granted options to purchase 10,000 shares of our common stock at a per share exercise price of $0.24 and vest in one year.  These options were cancelled due her resignation on April 1, 2009.  On April 1, 2009, Ms. Lindstrom resigned her positions and President, CEO and Chairman of the Board but remains on the Board of Directors of our subsidiary, Oncologix Corporation.

(2)
Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002.  Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004.  Mr. Kramarz salary was set at $76,000 annually on June 25, 2007.  Effective January 1, 2008, Mr. Kramarz has been serving as Chief Financial Officer and is being compensated on a consulting basis.

EMPLOYMENT AGREEMENTS

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval.  The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2010 at an hourly rate of $70. Mr. Kramarz previously had similar consulting agreements for fiscal 2009.  During the fiscal 2010 and 2009, we incurred an expense of $ 73,920 and $85,928, respectively, under these agreements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option awards					Stock awards
Equity incentive
			plan awards:					Equity incentive	Equity incentive
	Number of	Number of	number of					plan awards:	plan awards:
	securities	securities	securities					number of	market or payout
	underlying	underlying	underlying			Number of	Market value	unearned shares,	value of unearned
	unexercised	unexercised	unexercised			shares or units of	of shares or units	units or other	shares, units or
Name and Principal	options	options	unearned	Option exercise	Option expiration	stock that have	of stock that have	rights that have	other rights that
Position	(#) Exercisable	(#) Unexercisable	options (#)	price($)	date	not vested (#)	not vested ($)	not vested (#)	have not vested ($)

Anthony Silverman	20,000	-	-	$ 0.17	08/09/14	-	$ -	-	$ -
CEO & President as of	50,000	-	-	$ 0.17	08/09/14	-	$ -	-	$ -
April 1, 2009

Judy Lindstrom	100,000	-	-	$ 0.40	07/06/13	-	$ -	-	$ -
Former CEO & President
Resigned April 1, 2009

Michael A. Kramarz	45,000	-	-	$ 1.33	09/16/12	-	$ -	-	$ -
Chief Financial Officer	10,000	-	-	$ 0.53	12/12/12	-	$ -	-	$ -
	30,000	-	-	$ 0.50	10/06/13	-	$ -	-	$ -
	50,000	-	-	$ 0.23	07/15/14	-	$ -	-	$ -
	20,000	-	-	$ 0.17	03/24/15	-	$ -	-	$ -
	100,000	-	-	$ 0.40	03/22/13	-	$ -	-	$ -

Options Grants

No options were granted to any members of our Board of Directors during fiscal 2010 or 2009.

Option Exercise

There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2010 or 2009.

DIRECTOR COMPENSATION

Non-qualified
	Fees earned			Nonequity	deferred
Name and Principal	or paid in	Stock	Option	incentive plan	compensation	All Other	All Other
Position	cash ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Barry Griffith	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Dr. Steven Kurtzman	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Anthony Silverman	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Judy Lindstrom	$ -	$ -	$ -	$ -	$ -	$ -	$ -

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. The board of directors elected to waive the annual options due for fiscal years 2009 and 2008.  The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

Since suspension of its research operations on December 31, 2007, no compensation has been paid to any members of the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 21, 2010, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:

	Name and Address	Amount and Nature		Percent
Title of Class	of Beneficial Owner (2)	of Beneficial Owner (1)		of Class (1)(3)

Common Stock	Anthony Silverman	17,840,850	(4)	9.45%

Common Stock	Michael Kramarz	255,000	(5)	0.14%

Common Stock	Judy Lindstrom	100,000	(6)	0.05%

Common Stock	Barry Griffith	509,000	(7)	0.27%

Common Stock	Steven Kurtzman, MD	400,000	(8)	0.21%

Common Stock	Pension Financial Services of Canada Inc.	10,736,745	(9)	5.69%
	360 St. Jacques Quest
	Suite 1100
	Montreal, Quebec, H2Y 1P5

Common Stock	All directors and executive officers	19,104,850		10.06%
	as a group

         Less than 1%
(1)	Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.
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

(3)	The amounts and percentages in the table are based upon 188,622,326 shares of Common Stock outstanding as of September 21, 2010
(4)	Includes 70,000 shares subject to vested options, direct ownership of 17,770,850 shares
(5)	Includes 255,000 shares subject to vested options.
(6)	Includes 100,000 shares subject to vested options.
(7)	Includes 500,000 shares subject to vested options and 9,000 shares of stock underlying units held.
(8)	Includes 400,000 shares subject to vested options.
(9)	Includes direct ownership of 10,736,745 shares.

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

On September 11, 2009, the Company issued a 90-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000.  The note bears an interest rate of 6%.  In July 2010, Mr. Silverman extended this note to January 7, 2011.

On February 22, 2010, the Company issued a 60-day promissory note to Anthony Silverman, its CEO, in the amount of $25,000.  The note bears an interest rate of 6%.  In July 2010, Mr. Silverman extended this note to January 18, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2010	August 31, 2009

(i) Audit Fees	$ 33,369	$ 29,268
(ii) Audit Related Fees	$ --	$ --
(iii) Tax Fees	$ --	$ --
(iv) All Other Fees	$ 12,105	$ --

ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2) Exhibits

Number	Description of Filing	Method
2.1	Agreement of Merger and Plan of Reorganization between BestNet Communications Corp, Oncologix Corporation and JDA Medical Technologies, Inc.	(9)
3.1	Articles of Incorporation, as originally filed with the Nevada Secretary of State on February 19, 1998, and as amended to date	(1)
3.3	Certificate of Amendment to Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(6)
3.4	Amended Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.5	Amended Certificate of Designations, Rights, Preferences and Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.6	Amended Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.7	Amended and Restated Bylaws of BestNet Communications Corp.	(8)
3.8	Certificate of Amendment of Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(11)
4	2000 Incentive Stock Plan	(2)
4.1	Form of Unit Purchase Agreement	(7)
10.1	Securities Purchase Agreement between Wavetech and the investor and the Placement Agent	(3)
10.2	Registration Rights Agreement between Wavetech, the Investor and the Placement Agent	(3)
10.3	Registration Right Agreement	(3)
10.4	Securities Purchase Agreement	(3)
10.5	Product Customization Agreement	(4)
10.6	Purchase Agreement by and among Softalk, Inc., Interpretel (Canada) Inc. and Wavetech International, Inc. dated October 25, 1999	(5)
10.7	Amendment No. 1 to Amended and Restated License Agreement	(5)
10.8	Amended and Restated License Agreement	(5)
10.9	Share Exchange Agreement by and among Wavetech International, Inc., Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999	(5)
10.10	Minutes of Settlement between BestNet Communications Corp. and Softalk, Inc.	(8)
10.11	Lease Agreement Dated November 1, 2005, by and between Noto’s Properties LLC. and Bestnet	(10)
10.12	Lease Agreement Dated July 25, 2006, by and between R & J Ventures LLC. and Oncologix Corporation	(10)

10.13	Lease Agreement Dated July 12, 2006, by and between Office Suites Plus and Oncologix Corporation	(10)
10.14	Form of Note and Warrant Purchase Agreement between BestNet and Mountainview Opportunistic Growth Fund LP	(10)
10.15	Form of Note Purchase Agreement Issued July 7, 2006	(10)
10.16	Franco Consulting Agreement	(9)
10.17	Kennedy Employment Agreement	(9)
10.18	Green Employment Agreement	(9)
10.19	Lowe Employment Agreement	(9)
10.20	License to Fountain Pharmaceuticals, Inc.	(11)
14.1	Oncologix Tech, Inc. Code of Ethics	(6)
21	Subsidiaries of the Registrant	*
32.1	Section 906 Certification of Andrew M. Green	*
32.2	Section 906 Certification of Michael A. Kramarz	*
31.1	Certification of Chief Executive Officer	*
31.2	Certification of Chief Financial Officer	*
99	Consent of Seale and Beers, CPAs	*

*	Filed herewith
(1)	Incorporated by reference to the like numbered exhibit to Form 10-QSB for the quarter ended February 28, 1998.
(2)	Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)	Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4)	Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
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

ONCOLOGIX TECH, INC.

Date: November 29, 2010	By: /s/ Anthony Silverman
Anthony Silverman
Chief Executive Officer and President

Date: November 29, 2010	By: /s/ Michael A. Kramarz
Michael A. Kramarz
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony Silverman	Date: November 29, 2010
Anthony Silverman, Chief Executive Officer, President and Director

By: /s/ Michael A. Kramarz	Date: November 29, 2010
Michael A. Kramarz, Chief Financial Officer

By: /s/ Barry Griffith	Date: November 29, 2010
Barry Griffith, Director