Form 10-Q
period 2010-11-30
Oncologix Tech Inc.
filed 2011-01-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
   ☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the quarterly period ended November 30, 2010.

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

Large accelerated Filer             ☐                                                                               Accelerated Filer    ☐

Non-accelerated Filer               ☐                                                                               Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No   ☒

As of January 6, 2011, there were 190,288,993 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes    ☐ No   ☒

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
ONCOLOGIX TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2010	2010

ASSETS
Current Assets:
Cash and cash equivalents	$669	$10,596
Prepaid expenses and other current assets	10,532	6,163
Prepaid commissions	-	-

Total current assets	11,201	16,759

Property and equipment (net of accumulated depreciation
of $20,509 and $20,211)	1,537	1,835

Total assets	$12,738	$18,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425)	$25,000	$25,000
Notes payable	7,210	-
Notes payable - related parties	50,000	50,000
Accounts payable and other accrued expenses	140,120	131,069
Accrued interest payable	27,225	24,276
Accrued interest payable - related parties	26,473	22,210

Total current liabilities	276,028	252,555

Long-term liabilities:
Convertible notes payable	127,712	127,712
Convertible notes payable - related parties	235,025	235,025

Total long-term liabilities	362,737	362,737

Total liabilities	638,765	615,292

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
261,762 and 261,762 shares issued and outstanding at
November 30,, 2010 and August 31, 2010, respectively	262	262
Common stock, par value $.001 per share; 200,000,000 shares authorized;
190,288,993 and 188,622,326 shares issued and outstanding at
November 30, 2010 and August 31, 2010, respectively	190,289	188,622
Additional paid-in capital	57,058,899	57,035,566
Accumulated deficit	(57,872,026)	(57,817,700)
Noncontrolling interest	(3,451)	(3,448)

Total stockholders' deficit	(626,027)	(596,698)

Total liabilities and stockholders' deficit	$12,738	$18,594

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	For the Three Months Ended
	November 30,	November 30,
	2010	2009

Revenue	$-	$-

Cost of Revenues	-	-

Gross margin	-	-

Operating expenses:
General and administrative	44,252	64,301
Depreciation and amortization	298	328

Total operating expenses	44,550	64,629

Loss from operations	(44,550)	(64,629)

Other income (expense):
Interest and finance charges	(5,515)	(26,329)
Interest and finance charges - related parties	(4,264)	(3,844)
Conversion expense	-	(391,276)
Discounted stock issuance expense	-	(25,000)
Cancellation of debt	-	73,000
Other income (expense)	-	(60)

Total other income (expense)	(9,779)	(373,509)

Loss from continuing operations	(54,329)	(438,138)

Less loss attributable to noncontrolling interest	(3)	-

Net loss from continuing operations	(54,326)	(438,138)

Discontinued operations:
Operating loss from discontinued operations	-	(2,824)

Loss from discontinued operations	-	(2,824)

Less loss attributable to noncontrolling interest	-	(283)

Net loss from discontinued operations	-	(2,541)

Net loss before income taxes	(54,329)	(440,679)

Income taxes	-	-

Net loss	$(54,329)	$(440,679)

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)

	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	189,538,077	176,200,252

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	For the Three Months Ended
	November 30,	November 30,
	2010	2009
Operating activities:
Net loss	$(54,329)	$(440,679)
Net loss from discontinued operations	-	2,541

Net loss from continuing operations	(54,329)	(438,138)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	298	328
Amortization of discount on notes payable and warrants	-	12,425
Induced conversion expense notes payable	-	391,276
Discounted stock issuance expense	-	25,000

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,709	2,168
Prepaid commissions	-	2,691
Accounts payable and other accrued expenses	9,051	(75,762)
Accrued interest payable	7,212	9,913

Net operating cash flows - continuing operations	(34,059)	(70,099)

Net operating cash flows - discontinued operations	-	(2,179)

Net cash used in operating activities	(34,059)	(72,278)

Investing activities:
Net investing cash flows - continuing operations	-	-

Net investing cash flows - discontinued operations	-	2,150

Net cash used in investing activities	-	2,150

Financing activities:
Proceeds from issuance of notes payable - related parties	-	25,000
Proceeds from the issuance of common stock	25,000	50,000
Repayment of notes payable	(868)	(2,070)

Net cash provided by financing activities - continuing operations	24,132	72,930

Net increase (decrease) in cash and cash equivalents	(9,927)	2,802

Cash and cash equivalents, beginning of period	10,596	743

Cash and cash equivalents, end of period	$669	$3,545

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2010.

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

We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. During recent discussions with IUTM management, the prior understandings were reaffirmed. It is now our expectation that we will receive information on at least two potential product lines under consideration and/or development by IUTM. Upon receipt we plan to determine the extent to which we will be able to market them and to finance a marketing organization. While our Management is optimistic as to the outcome of those discussions and future success in financing, it is not possible to predict the probabilities of success with any degree of certainty. It was determined at August 31, 2010 the value of the investment in IUTM was impaired.  Accordingly, we recorded an impairment loss in the amount of $3,186.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements for the three months ended November 30, 2010 and 2009 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company.  Oncologix Corporation is a Nevada corporation.  Interpretel Inc. is an inactive Arizona corporation.  Interpretel (Canada) Inc. is an inactive Canadian corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Revenue is recognized by the Company when all the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectability is reasonably assured.  Currently the company does not have products to sell.

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

LONG-LIVED ASSETS

     ASC 360 – Property, Plant and Equipment addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through November 30, 2010, the Company has allocated $3,663 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three months ended November 30, 2010 and 2009.  Such costs are expensed when incurred.

INCOME TAXES

The Company adopted the provisions of FASB ASC 740 -Income Taxes provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

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

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.  Basic and diluted earnings per share for the three months ended November 30, 2010 and 2009 are as follows:

	For the Three Months Ended
	November 30,	November 30,
	2010	2009

Net loss attributable to common shareholders
Continuing operations	$(54,326)	$(438,138)
Discontinued operations	-	(2,541)

	$(54,326)	$(440,679)

Weighted average shares outstanding	189,538,077	176,200,252

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)

	$(0.00)	$(0.00)

Due to the net losses during the three months ended November 30, 2010 and 2009, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.  Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation.  For the three months ended November 30, 2010 and 2009 shares attributable to convertible notes were 2,101,416 and 951,416, respectively.  For the three months ended November 30, 2010 and 2009 shares attributable to preferred stock were 523,524 and 591,724, respectively. For the three months ended November 30, 2010 and 2009 shares attributable to stock options were 2,933,332 and 3,009,192, respectively. For the three months ended November 30, 2010 and 2009 shares attributable to warrants were nil and 57,500, respectively.

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

NOTE 3 – DISCONTINUED OPERATIONS

We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818.  At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we had to suspend these activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.  During fiscal 2010, we disposed of the remaining assets of our discontinued operations.  Any future expenses will be treated as expenses from continuing operations as we move toward marketing products with IUT and IUTM.

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Three Months Ended
	November 30,	November 30,
	2010	2009
Operating expenses:
General and administrative	$-	$155
Depreciation and amortization	-	2,669

Total operating expenses	-	2,824

Loss from operations	-	(2,824)

Other income (expense):
Loss on disposal of assets	-	-
Loss on impairment	-	-
Other income (expense)	-	-

Total other income (expense)	-	(8,029)

Loss from discontinued operations	-	(10,853)
Gain on disposal of discontinued operations	-	-

Loss from discontinued operations	-	(10,853)

Less loss attributable to noncontrolling interest	-	(283)

Net loss from discontinued operations	$-	$(10,570)

NOTE 4 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  In January 2003, our Board of Directors authorized up to 4,500,000 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred stock has a par value of $0.001 and is convertible into two shares of common stock in exchange for $0.10 per common share.  The Series A Convertible Preferred Stock shall be entitled to receive noncumulative dividends if declared by the Board of Directors.  These preferred shares are not entitled to voting rights.

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors.  Each Unit consists of the following underlying securities:  (i) three shares of the Company’s common stock;  (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share;  and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30.  The warrants expired on March 31, 2006.  Each share of Series A Convertible Preferred Stock is convertible into two shares of the Company’s common stock in exchange for $0.10 per common share ($.20 for each Series A Convertible Preferred share converted).  The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors.  A total of 4,032,743 Units were issued.  As of November 30, 2010 and August 31, 2010, there were 261,762 and 261,762 Units outstanding that had not been separated, respectively.  These units are presented as their underlying securities on our balance sheet and consist of 261,762 shares of Series A Preferred Stock and 785,286 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferreds	Number of		Weighted Avg.
		Common Shares	Proceeds if
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2009	295,862	591,724	$ 59,172	$ 0.20

Expired/Retired	-	-	-	$ -
Converted	(34,100)	(68,200)	(6,820)	$ 0.20
Issued	-	-	-	$ -
Outstanding, August 31, 2010	261,762	523,524	$ 52,352	$ 0.20

Expired/Retired	-	-	-	$ -
Converted	-	-	-	$ -
Issued	-	-	-	$ -
Outstanding, November 30, 2010	261,762	523,524	$ 52,352	$ 0.20

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

SUBSCRIBED COMMON STOCK:

As of November 30, 2010 and August 31, 2010, there were no shares of subscribed stock issuable.

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

Date of Sale	Proceeds from Sale	Further Description and Remarks
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.  As of February 27, 2009, the value of the noncontrolling interest was $212.  It was determined at August 31, 2010 the value of the investment in IUTM was impaired.  Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010.  As of November 30, 2010, $3,663 cumulative net loss was attributable to the noncontrolling interest.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

WARRANTS:

At November 30, 2010 and August 31, 2010, the Company did not have any outstanding warrants.

STOCK OPTIONS:

The Company is authorized to issue up to 4,600,000 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years.

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years.  The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors.  For fiscal years ended August 31, 2010, 2009 and 2008, our Board of Directors have elected to waive the grant of these annual options.

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

During the three months ended November 30, 2010 and 2009, we granted zero options from the stock incentive plans described above, respectively. During the three months ended November 30, 2010 and 2009, zero options were exercised, respectively, zero options were forfeited, respectively, and zero and 5,000 options were expired, respectively. During the three months ended November 30, 2010 and 2009, zero expensed as stock based compensation, respectively.  Additional information relative to our employee options outstanding at November 30, 2010 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2009	3,014,192	$0.17 - $7.38	$ 0.55
Granted	-	-	-
Exercised	-	-	-
Cancelled	(80,860)	$0.30 - $7.38	2.21
Outstanding, August 31, 2010	2,933,332	$0.17 - $7.38	$ 0.55
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, November 30, 2010	2,933,332	$0.17 - $7.38	$ 0.50

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2010.

	Options	Options
	Outstanding	Exercisable
Number of options	2,933,332	2,933,332
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	1.98	1.98
Weighted average exercise price	$0.50	$0.50

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

We have 3,726,711 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of November 30, 2010.   Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.  Both of these plans have been approved by our shareholders.

During the three months ended November 30, 2010 and 2009, we did not grant any options to employees or members’ of our Board of Directors.

NOTE 5 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of November 30, 2010 and August 31, 2010:

	November 30,	August 31,
	2010	2010

12.0% convertible note due March 31, 2012	$2,712	$2,712

8.0% convertible notes due March 31, 2012	125,000	125,000

6% convertible note due April 24, 2011	25,000	25,000

Total unsecured convertible notes payable	152,712	152,712
Less: Current portion	(25,000)	(25,000)

Long-term portion	$127,712	$127,712

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000.  These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $0.25.  We recognized a beneficial conversion feature of $501,000 related to these notes.    Four investors holding the remaining $200,000 in principal notes have extended until December 4, 2008.  The remaining investors converted their principal and accrued interest in fiscal 2008.  In June and July 2009, $75,000 of principal plus $12,784 in accrued interest was converted into 1,755,673 shares of common stock at an exercise price of $0.05 per share.  The Company recognized $69,767 in conversion expense in fiscal 2009 as a result of the reduction of the conversion price to induce the conversion.  The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 to March 31, 2012.

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

On December 29, 2009, the Company issued a 60-Day Convertible promissory note in the principal amount of $25,000 to a non-related accredited investor who was not related to the Company.   This convertible note bears interest at 6% and is convertible into the Company’s common stock at $0.02 per share.  The Company recognized a beneficial conversion feature in the amount of $12,500 in connection with the issuance of this note.  This note has been extended several times and is currently due April 24, 2011.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	November 30,	August 31,
	2010	2010

6.0% convertible note due March 31, 2012 (1)	$235,025	$235,025

Outstanding unsecured related party convertible notes payable	$235,025	$235,025

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

	November 30,	August 31,
	2010	2010
6.00% note payable due January 7, 2011 (1)	$25,000	$25,000
6.00% note payable due January 18, 2011 (1)	25,000	25,000

Outstanding unsecured related party convertible notes payable	$50,000	$50,000

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

	November 30,	August 31,
	2010	2010
9.99% note payable due July 31, 2011	$7,210	$-

Outstanding unsecured related party convertible notes payable	$7,210	$-

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval.  The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2010  and September 1, 2010 at an hourly rate of $70. During the three months ended November 30, 2010 and 2009, we incurred an expense of $23,310 and $19,110, respectively, under these agreements.

NOTE 8 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During fiscal 2011 and 2010, the Company entered into financing agreements with several related parties of the Company.   Please see Note 5 for further descriptions of these transactions.

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

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact on our financial condition or results of operations.

NOTE 11 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2011 and prior to achieving breakeven.

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

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000.  The note bears an interest rate of 6%.

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

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2010.

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

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

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

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2010 TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2009

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses.  These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our medical device business, which are included in the results from discontinued operations through fiscal 2010.  General and administrative expenses that are specific to our medical device business include primarily storage fees.

General and administrative expense decreased to $44,252 during the three-month period ended November 30, 2010, from $64,301, a decrease of 31% or $20,049 in the comparable period in fiscal 2010.  Payroll and related expenses increased to $25,093 during the three-month period ended November 30, 2010, from $20,572 in the comparable period in fiscal 2010, due primarily to increased hours from our CFO during our annual audit and 10K filing.  Legal expense decreased to $450 during the three-month period ending November 30, 2010, from $4,636 in the comparable period in fiscal 2010, due primarily to reduced legal services during the current fiscal quarter.  Accounting expense decreased to $5,040 during the three-month period ended November 30, 2010, from $25,021 in the comparable period in fiscal 2010, as a result of reduced audit fees from changing our registered accounting firm.

Depreciation and Amortization

Depreciation and amortization decreased to $298 during the three-month period ended November 30, 2010, from $328 in the comparable period in fiscal 2010.  The decrease in depreciation and amortization was the result of assets becoming fully depreciated during fiscal 2010.

Interest Income

There was no reportable interest income during the three-month periods ended November 30, 2010 or 2009.

Interest and Finance Charges

Interest and finance charges decreased to $9,779 for the three-month period ended November 30, 2010, from $30,173, a decrease of 68% or $20,394 for the comparable period in fiscal 2010.  The decrease is primarily attributable to conversions of convertible promissory notes in the first quarter of fiscal 2010.

A summary of interest and finance charges is as follows:

	For the Three Months Ended
	November 30,	November 30,
	2010	2009
Interest expense on non-convertible notes	$815	$473
Interest expense on convertible notes payable	6,464	9,585
Amortization of note payable discounts	-	12,425
Other interest and finance charges	2,500	7,690

Total interest and finance charges	$9,779	$30,173

Conversion Expense

Conversion expense increased to $0 for the three-month period ended November 30, 2010, from $391,276, a decrease of more than 100% for the comparable period in fiscal 2010.  The decrease was due to the issuance of shares of common stock for the conversion of convertible promissory notes during the first quarter of fiscal 2010, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.

Discontinued Operations

During fiscal 2010, we disposed of the remaining assets of our discontinued operations.  Any future expenses will be treated as expenses from continuing operations as we move toward marketing products with IUT and IUTM.

Loss from discontinued operations for our medical device business decreased to nil for the three-month period ended November 30, 2010 from $10,570 during the comparable period during fiscal 2010.  The decrease was due to the disposal of the remaining discontinued assets during fiscal 2010.

	For the Three Months Ended
	November 30,	November 30,
	2010	2009
Operating expenses:
General and administrative	$-	$155
Depreciation and amortization	-	2,669

Total operating expenses	-	2,824

Loss from operations	-	(2,824)

Other income (expense):
Loss on disposal of assets	-	-
Loss on impairment	-	-
Other income (expense)	-	-

Total other income (expense)	-	(8,029)

Loss from discontinued operations	-	(10,853)
Gain on disposal of discontinued operations	-	-

Loss from discontinued operations	-	(10,853)

Less loss attributable to noncontrolling interest	-	(283)

Net loss from discontinued operations	$-	$(10,570)

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

On November 30, 2010, we had cash and cash equivalents of $669. We have historically relied upon the issuance of debt or equity in order to finance our operations.  Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of November 30, 2010, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

01/07/2011 (1)	6.00%	$ 25,000	$ 1,985	$ 26,985	Non-convertible
01/18/2011 (1)	6.00%	25,000	1,356	26,356	Non-convertible
4/24/2011	6.00%	25,000	1,977	26,977	Convertible at $0.02 per share

		$ 75,000	$ 5,318	$ 80,318

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

ITEM 4T. Controls and Procedures

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

As of November 30, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on our board of directors, resulting in potentially ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The Company made an adjustment regarding the impairment value of the investments in IUTM, at the recommendation of its auditors.  The aforementioned potential material weaknesses were identified by our Chief Financial Officer in connection with the preparation of our financial statements as of November 30, 2010 who communicated the matters to our management and board of directors.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.
.October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.

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

Dated: January 14, 2011	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer