Form 10-Q/A
period 2009-11-30
Oncologix Tech Inc.
filed 2011-02-17
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on May 13, 2010 is filed solely to correct one error: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307 and 308(c) of Regulation S-K.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

IMPORTANT INFORMATION………………………………………………………………………………………………….....................................................	3

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009………………………………................................	4

Condensed Consolidated Statements of Operations (Unaudited) for the three month period
ended November 30, 2009 and 2008………………………………………..................................................................................................................................	5

Condensed Consolidated Statements of Stockholders' Deficit for the perdiod from
August 31, 2008 through November 30, 2009 (Unaudited)…………………………………………………………………………………...........................	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month period
ended November 30, 2009 and 2008……………………………………………………………………………………………………………………..............	7

Notes to Condensed Consolidated Financial Statements (Unaudited)………………………………………………………………………………...............	8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations……………………………………………………………………………….....................................................................................................................	24

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk……………………………………………………………………………......................	29

ITEM 4T. Controls and Procedures………………………………………………………………………………………………………………………………...	30

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings…………………………………………………………………………………………………………………………………….........	31

ITEM 1A. Risk Factors……………………………………………………………………………………………………………………………………................	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………………………………………………………………………...	31

ITEM 3. Defaults Upon Senior Securities…………………………………………………………………………………………………….................................	31

ITEM 4. Submission of Matters to a Vote of Security Holders…………………………………………………………………………………………….........	31

ITEM 5. Other Information……………………………………………………………………………………………………………………………………..........	32

ITEM 6. Exhibits……………………………………………………………………………………………………………………………………...........................	32

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

 Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of November 30, 2009, pursuant to Exchange Act 15a-15.  Based upon that evaluation, or Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2009.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

•	We have a lack of a functioning Audit Committee since there is a lack of independent directors. Currently our Board of Directors acts as the Audit Committee.

•	There is an inadequate segregation of duties consistent with control procedures as a result of one current employee, currently our principal financial officer.

Our management believes the weaknesses identified above have not had a material effect on our financial results.  Our present management will have to address the lack of independent members on our Board of Directors and Audit Committee and identify an “expert” for the Audit Committee to advise other members as to correct accounting and reporting procedures.

We have written internal control policies in place to address the inadequate segregation of duties including a complete review of all cash receipts and cash disbursements by our principal executive officer on a monthly basis.

We will continue to strive to correct the above noted weaknesses in internal control once we have adequate funds to do so.  Appointing independent members and using the services of an expert on the Audit committee will improve the overall performance of our Audit Committee.  With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concert to management.  We will continue to update our written policy manual outlining our control procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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