Form 10-K/A
period 2010-08-31
Oncologix Tech Inc.
filed 2011-02-17
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Documents Incorporated By Reference

None

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-K filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on November 29, 2010 is filed solely to correct two errors: 1) The Company updated Item 9A Controls and Procedures to include information required by Items 307, 308 (a)(3) and 308(c) of Regulation S-K; and 2) To correct the language in certifications 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.

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

 Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of August 31, 2010, pursuant to Exchange Act 15a-15.  Based upon that evaluation, or Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of August 31, 2010.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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