Form 10-Q/A
period 2009-11-30
Oncologix Tech Inc.
filed 2011-03-09
CIK 799694

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

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the "Company") with the Security and Exchange commission on May 13, 2010, as amended and filed on February 17, 2011 is filed solely to correct two errors: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307, 308(a) and 308(c) of Regulation S-K; and 2) To correct the language in certificatioons 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

IMPORTANT INFORMATION	3

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009	4

Condensed Consolidated Statements of Operations (Unaudited) for the three month period
ended November 30, 2009 and 2008	5

Condensed Consolidated Statements of Stockholders' Deficit for the perdiod from
August 31, 2008 through November 30, 2009 (Unaudited	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month period
ended November 30, 2009 and 2008	7

Notes to Condensed Consolidated Financial Statements (Unaudited	8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	29

ITEM 4T. Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	31

ITEM 1A. Risk Factors	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3. Defaults Upon Senior Securities	31

ITEM 4. Submission of Matters to a Vote of Security Holders	31

ITEM 5. Other Information	32

ITEM 6. Exhibits	32

IMPORTANT NOTICE

This Report was required to be filed on January 14, 2010. We were unable to meet that requirement because we lacked funds to pay independent auditors to perform the necessary examination and reviews of our financial statements as required by law. We are now engaged in an effort to return to full compliance by the filing of this Report on Form 10-Q.

PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
ONCOLOGIX TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,545	$743
Prepaid expenses and other current assets	24,124	7,092
Prepaid commissions	-	2,691

Total current assets	27,669	10,526

Property and equipment (net of accumulated depreciation
of $19,121 and $18,793	2,381	2,709
Investment in IUTM	3,186	3,186
Marketing rights	212	212
Long-term assets of discontinued operations	-	4,795

Total assets	$33,448	$21,428

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425	$30,000	$1,107,575
Notes payable	44,130	-
Notes payable - related parties	25,000	-
Accounts payable and other accrued expenses	160,974	263,736
Accrued interest payable	28,820	102,735
Current liabilities of discontinued operations	-	2,000

Total current liabilities	288,924	1,476,046

Long-term liabilities:
Convertible notes payable	127,712	127,712
Convertible notes payable - related parties	235,025	235,025

Total long-term liabilities	362,737	362,737

Total liabilities	651,661	1,838,783

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
295,862 and 295,862 shares issued and outstanding at
November 30, 2009 and August 31, 2009, respectively	296	296
Common stock, par value $.001 per share; 200,000,000 shares authorized;
181,877,193 and 178,282,995 shares issued at November 30, 2009 and
August 31, 2009, respectively; 181,877,193 and 155,900,627 shares outstanding
at November 30, 2009 and August 31, 2009, respectively	181,206	155,901
Additional paid-in capital	56,660,347	55,104,084
Accumulated deficit	(57,490,181)	(57,074,502)
Common stock subscribed, underlying common shares of 670.719 and 0	33,536	-
Noncontrolling interest	(3,417)	(3,134)

Total stockholders' deficit	(618,213)	(1,817,355)

Total liabilities and stockholders' deficit	$33,448	$21,428

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	For the Three Months Ended
	November 30,	November 30,

Revenue	$-	$ -

Cost of	-	-

Gross margin	-	-

Operating expenses:
General and administrative	64,301	222,513
Depreciation and amortization	328	416

Total operating expenses	64,629	222,929

Loss from operations	(64,629)	(222,929)

Other income (expense):
Interest and finance charges	(30,173)	(259,140)
Conversion expense	(391,276)	(26,457)
Loss on disposal of assets	-	(382)
Cancellation of debt	73,000	-
Other income (expense	(60)	(3,465)

Total other income (expense	(348,509)	(289,444)

Net loss from continuing operations	(413,138)	(512,373)

Discontinued operations:
Operating loss from discontinued operations	(2,824)	(13,475)
Gain on disposal of discontinued operations	-	-

Loss from discontinued operations	(2,824)	(13,475)

Less loss attributable to noncontrolling interest	(283)	-

Net loss from discontinued operations	(2,541)	(13,475)

Net loss before income taxes	(415,679)	(525,848)

Income taxes	-	-

Net loss	$(415,679)	$(525,848)

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	176,200,252	116,929,837

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS� DEFICIT
FOR THE PERIOD SEPTEMBER 1, 2008 THROUGH NOVEMBER 30, 2009

					Additional		Common	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Subscribed	Interest	Total

Balance, August 31, 2008	295,862	296	113,734,946	$113,735	$51,889,552	$(54,499,370)	$-	$-	$(2,495,787)

Stock based compensation	-	-	-	-	1,030	-	-	-	1,030
Issuance of stock for services	-	-	150,000	150	1,350	-	-	-	1,500
Issuance of stock for interest	-	-	793,720	794	38,892	-	-	-	39,686
Issuance of stock purchased for cash	-	-	10,300,000	10,300	127,700	-	-	-	138,000
Induced conversion expense - interest
paid with stock	-	-	-	-	26,457	-	-	-	26,457
Induced conversion expense - conversion
notes payable	-	-	-	-	1,503,927	-	-	-	1,503,927
Conversion of notes payable	-	-	29,505,289	29,506	1,445,758	-	-	-	1,475,264
Conversion of notes payable - related parties	-	-	1,416,672	1,416	69,418	-	-	-	70,834
Sale of noncontrolling interest	-	-	-	-	-	-	-	212	212
Net loss	-	-	-	-	-	(2,575,132)	-	(3,346)	(2,578,478)

Balance, August 31, 2009	295,862	296	155,900,627	$155,901	$55,104,084	$(57,074,502)	$-	$(3,134)	$(1,817,355)

Issuance of stock purchased for cash at $0	-	-	2,500,000	2,500	47,500	-	-	-	50,000
Induced conversion expense - conversion
notes payable	-	-	-	-	391,276	-	-	-	391,276
Conversion of notes payable	-	-	22,805,847	22,805	1,117,487	-	33,536	-	1,173,828
Net loss	-	-	-	-	-	(415,679)	-	(283)	(415,962)

Balance, November 30, 2009 (Unaudited)	295,862	296	181,206,474	$181,206	$56,660,347	$(57,490,181)	$33,536	$(3,417)	$(618,213)

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	For the Three Months Ended
	November 30,	November 30,
	2009	2008
Operating activities:
Net loss	$(415,962)	$(525,848)
Net loss from discontinued operations	2,824	13,475

Net loss from continuing operations	(413,138)	(512,373)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	328	416
Loss on disposal of property and equipment	-	382
Stock based compensation expense	-	2,238
Amortization of discount on notes payable and warrants	12,425	186,253
Induced conversion expense notes payable	391,276	26,457
Issuance of stock and warrants for services	-	80,000
Beneficial conversion feature - stock issued for interest	-	39,686

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,168	1,042
Prepaid commissions	2,691	28,701
Deposits and other assets	-	2,691
Accounts payable and other accrued expenses	(75,762)	98,845
Accrued interest payable	9,913	1,653

Net operating cash flows - continuing operations	(70,099)	(44,009)

Net operating cash flows - discontinued operations	(179)	(30)

Net cash used in operating activities	(70,278)	(44,039)

Investing activities:
Investment in joint venture	-	-

Net investing cash flows - continuing operations	-	-

Net investing cash flows - discontinued operations	150	6,740

Net cash used in investing activities	150	6,740

Financing activities:
Proceeds from the issuance of common stock	50,000	30,000
Repayment of notes payable	(2,070)	(2,171)
Repayment of notes payable - related parties	25,000	-

Net cash provided by financing activities - continuing operations	72,930	27,829

Net increase (decrease) in cash and cash equivalents	2,802	(9,470)

Cash and cash equivalents, beginning of period	743	9,912

Cash and cash equivalents, end of period	$3,545	$442

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY

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

(d)	The Company's marketing rights have been transferred to its subsidiary, Oncologix Corporation and the Company has issued IUTM 10% of the equity ownership of that subsidiary.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of its 90% owned subsidiary Oncologix Corporation, and its wholly owned subsidiaries Interpretel Inc, Telplex International and International Environment Corporation.  All inter-company accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, pursuant to rules and regulations of the Securities and Exchange Commission, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  For further information, these statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2009.

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

NONCONTROLLING INTEREST

In December 2007, the FASB issued FASB ASC 810, Consolidation, Non-Controlling Interests ("ASC 810") (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent�s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through November 30, 2009, the Company has allocated $3,629 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted FASB ASC 820-10-50, "Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of November 30, 2009 and August 31,  2009.

CONVERTIBLE DEBT

Interest on convertible debt is calculated using the simple interest method.  The company recognizes a beneficial conversion feature to the extent the conversion price is less than the closing stock price on the issuance of the convertible notes.  The Company has adopted ASC 470-20-35 regarding changes in the terms of the convertible notes also follows EITF's 96-19 and 06-06 regarding changes in the terms of the convertible notes.  The Company has adopted ASC 470-20-40 regarding induced conversion of its convertible debt.

STOCK BASED COMPENSATION

Effective September 1, 2006, we adopted the fair value recognition provisions of ASC 718 Compensation - Stock Based Compensation (formerly SFAS 123(R)), using the modified prospective transition method.  Under that transition method, employee compensation cost recognized for fiscal 2007 includes: (i) compensation cost for all share-based payments granted prior to, but net yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718 and (ii) compensation cost for all share-based payments granted subsequent to September 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.  Results for prior periods have not been restated.  Stock-based compensation expense is recognized as a component of general and administrative expense in the Statement of Operations.

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

NET LOSS PER COMMON SHARE

Based on ASC 260 (formerly SFAS128 'Earnings Per Share"), basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.

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

NOTE 3 � DISCONTINUED OPERATIONS

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

NOTE 4 - STOCKHOLDERS EQUITY

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

NOTE 5 - NOTES PAYABLE

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

On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company�s Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000.  This note bears interest at a rate of 12% and is payable monthly.  The principal is due in full on December 15, 2007.  On November 30, 2007, the Company repaid $100,000 of the principal.  In connection with this repayment, Mr. Schloz agreed to extend the remaining principal until January 14, 2008.  The note is convertible into the Company�s common stock at a conversion price of $0.20 per common share.  During May 2008, Mr. Schloz entered into an agreement whereunder the date on which payment is due is extended until December 4, 2008, the price at which amounts due under the notes may be converted to shares of common stock was reduced to $0.15 per share; provided that any conversion effected on or before June 16, 2008 would be at a price of $0.05 per share.  On June 9, 2008, the investor elected to convert $50,000 in principal into 1,000,000 shares of common stock at an exercise price of $0.05 per share.  The Company recognized $33,333 in conversion expense as a result of the reduction of the conversion price to induce the conversion.  Mr. Schloz elected to extend $2,712 in accrued interest until March 31, 2012 which is convertible at $0.15 per share.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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
(c)
In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company�s indebtedness.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company's financial statements

In the first quarter of fiscal 2010, FASB issued FASB ASC 470-20 which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We do expect the adoption of ASC 470-20 to have a material effect on our financial condition or results of operations.

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

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 860): Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.  The objective ASU 2010-02 is to address implementation issued related to changes in ownership provisions in the Consolidation - Overall Subtopic 810-10, formerly FASB Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Subtopic 810-10 established the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  ASU 2010-02 affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  This guidance applies to the following: 1.  A subsidiary or group of assets that is a business or nonprofit activity; 2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; 3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in a entity.  The amendment is effective in the first interim or annual reporting periods ending on or after December 15, 2009.

In September 2009, the FASB amended the ASC as summarized in Accounting Standard Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product�s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 860, Transfers and Servicing ("ASC 860") (formerly referenced as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The FASB's objective in issuing ASC 860 was to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor�s continuing involvement, if any, in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity�s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 860 on its consolidated results of operations and financial condition.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events ("ASC 855") (formerly referenced as SFAS No. 165, Subsequent Events). ASC 855 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for the Company beginning in the first quarter of fiscal 2010 and is required to be applied prospectively. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued FASB ASC 810, Consolidation, Non-Controlling Interests ("ASC 810") (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued FASB ASC 805, Business Combinations ("ASC 805") (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations) which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in subsequent to May 1, 2009 will be accounted for in accordance with ASC 805. The Company expects ASC 805 will have an impact on its consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it may consummate after the effective date. We do expect the adoption of this standard to have a material effect on our financial condition or results of operations.

NOTE 11 - GOING CONCERN

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

NOTE 12 -SUBSEQUENT EVENTS

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

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operation

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN STATEMENTS WHICH ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 27A OF THE SECURITIES ACT OF 1993, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS RELATE TO FUTURE EVENTS, INCLUDING THE FUTURE FINANCIAL PERFORMANCE OF ONCOLOGIX. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ONLY REFLECT MANAGEMENT�S EXPECTATIONS AND ESTIMATES AS OF THE DATE OF THIS REPORT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS. IN EVALUATING THOSE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS INCLUDED IN THE REPORTS FILED BY ONCOLOGIX WITH THE SEC. THESE FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. ONCOLOGIX IS NOT UNDERTAKING ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.

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

In February 2009, we entered into a Technology Agreement with Institut fur Umwelttechnologien GmbH, a German Company ("IUT") whereunder the parties have agreed that:

(e)
The Company has granted an exclusive license to a new IUT subsidiary, called �IUTM�, to develop and manufacture products based on the Company�s proprietary information. This proprietary information is not based on the technology that had been subject to the Master License Agreement with the University of Maryland � Baltimore. The Company has also transferred to IUTM a number of items of laboratory equipment and inventory useful in connection with the licensed information.

(f)	The Company retains rights to market products based on such information as well as first consideration for marketing rights for other possible IUTM products.
(g)
In consideration of the license, the Company has received a 10% equity interest in IUTM, which is organized as a private German limited liability company and IUT has assumed approximately $82,000 of the Company�s indebtedness.

(h)	The Company�s marketing rights have been transferred to its subsidiary, Oncologix Corporation and has issued IUTM 10% of the equity ownership of that subsidiary.

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

We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company�s financial condition.

For a summary of all our significant accounting policies, including the critical accounting policies discussed above, see Note 2 - Summary of Significant Accounting Policies in this quarterly report.

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

General and administrative expense decreased to $64,301 during the three-month period ended November 30, 2009, from $222,513, a decrease of 79% or $158,212 from the comparable period in fiscal 2009.  Legal and accounting expense decreased to $29,657 during the three-month period ended November 30, 2009, from $38,389 during the comparable period in fiscal 2009 due primarily to the switch of public accounting firms.  Payroll and related expenses decreased to $20,572 during the three-month period ended November 30, 2009, from $50,000 during the comparable period in fiscal 2009 due to the stopping the accrual of salary for our former Chief Executive Officer as of April 1, 2009.    Outside services decreased to $2,240 during the three-month period ended November 30, 2009, from $24,787 during the comparable period in fiscal 2009 as a result of shifting of consulting fees to payroll for the Company�s Chief Financial Officer. Licenses and fees expense decreased to $3,310 during the three month period ended November 30, 2009, from $83,566 during the comparable period in fiscal 2009.  This decrease was a result of the issuance of 2,000,000 shares of common stock to the University of Maryland to extend our License Agreement.  This License Agreement was terminated in April 2009 and the shares were returned.  Travel and entertainment decreased to $0 during the three-month period ended November 30, 2009, from $11,694 during the comparable period in fiscal 2009.  This decrease was due to no travel for our board members during the first quarter of fiscal 2010.

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

ITEM 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2009 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of November 30, 2009.  As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Evaluation of Internal Control Over Financial Reporting

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

In performing the above-referenced assessment, our management identified the following material weaknesses:

●
We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to analyze, review and monitor the accounting of our financial transactions.   All accounting and financial transactions are currently recorded by our principal financial officer and sole employee.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of those accounting and financial transactions. However, it is to be noted that during the period covered by this Report, we had no revenue producing operations or related expenses.  Our current expenses primarily include our principal financial officer’s wages, transfer agent fees, accounting fees, legal fees, insurance premiums and other expenses necessary to maintain our current status with our SEC filings.  We do not expect revenue producing operations to commence until such time as we are able to fulfill our plans to conduct business operations with IUTM (as initially described in our Current Report on Form 8-K filed on March 4, 2009).   This plan is, as previously reported, contingent on our ability to raise funds to finance the operations.

●
There is a lack of segregation of duties in preparation of the financial statements and other key financial transactions.  We currently rely heavily on our only employee, our principal financial officer, for almost every key financial duty and he has access to all of the Company’s financial information.  Such a lack of segregation of duties is typical in a company with limited resources.  Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

●
In addition, we have a lack of a functioning Audit Committee as we only have one independent director is not considered a Financial Expert within the meaning of Section 407 of the Sarbanes-Oxley Act.  Currently, our Board of Directors acts as the Audit Committee.

Our management believes the weaknesses identified above have not had a material effect on our financial results.  Our present management will continue to address our need for additional financial personnel and other independent members for our Board of Directors and identify an “expert” for the Audit Committee to advise other members as to accounting and reporting procedures.

We have written internal control policies in place to address the inadequate segregation of duties including a complete review of all cash receipts and cash disbursements by our principal executive officer on a monthly basis.

We will continue to strive to correct the above noted weaknesses in internal control once we have adequate funds to do so.  When funds become are available, we will be able to hire additional financial personnel.  Appointing additional independent members to our Board and finding of a financial expert to serve on our Audit Committee will improve the overall performance of Company’s controls over our financial reporting.  With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management.  We will continue to update our written policy manual outlining our control procedures.

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

Dated: March 7, 2011	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer