Form 10-Q/A
period 2010-05-31
Oncologix Tech Inc.
filed 2011-03-09
CIK 799694

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

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on July 9, 2010. as amended and filed on February 17, 2011 is filed solely to correct two errors: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307, 308(a) and 308(c) of Regulation S-K; and 2) To correct the language in certifications 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2009 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of May 31, 2010.  As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

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