Form 10-K/A
period 2010-08-31
Oncologix Tech Inc.
filed 2011-03-09
CIK 799694

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

WARRANTS:

Details relative to the 0 and 3,690,832 outstanding warrants at August 31, 2010 and August 31, 2009, respectively are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date
First quarter of fiscal 2002	25,000	$ 2.90	-	October 17, 2007
Second quarter of fiscal 2002	5,751	1.19	-	January 30, 2008
Third quarter of fiscal 2002	1,100,000	0.50	-	April 23, 2007
Second quarter of fiscal 2004	100,000	0.32	-	January 8, 2007
Third quarter of fiscal 2004	40,000	0.27	-	May 31, 2009
Fourth quarter of fiscal 2004	10,000	0.29	-	June 4, 2009
Third quarter of fiscal 2006	200,000	0.35	-	March 13, 2008

Outstanding, August 31, 2006	1,480,751

Second quarter of fiscal 2007	(100,000)	0.32	-	January 8, 2007
Second quarter of fiscal 2007	2,158,327	0.50	-	December 4, 2008
Third quarter of fiscal 2007	(1,100,000)	0.50	-	April 23, 2007

Outstanding, August 31, 2007	2,439,078

First quarter of fiscal 2008	(25,000)	2.90	-	October 17, 2007
First quarter of fiscal 2008	3,633,332	0.50	-	September 17, 2009
Second quarter of fiscal 2008	(5,751)	1.19	-	January 30, 2008
Second quarter of fiscal 2008	57,500	0.40	-	December 3, 2009
Third quarter of fiscal 2008	(200,000)	0.35	-	March 13, 2008

Outstanding, August 31, 2008	5,899,159

Second quarter of fiscal 2009	(2,158,327)	0.50	-	December 4, 2008
Third quarter of fiscal 2009	(40,000)	0.27	-	May 31, 2009
Fourth quarter of fiscal 2009	(10,000)	0.29	-	June 4, 2009

Outstanding, August 31, 2009	3,690,832

First quarter of fiscal 2010	(3,633,332)	0.50	-	September 17, 2009
Second quarter of fiscal 2010	(57,500)	0.40	-	December 3, 2009

Outstanding, August 31, 2010	-	-	-

Additional information relative to our warrants outstanding at August 31, 2010 is summarized as follows:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2008	5,899,159	$0.50
Expired/Retired	(2,208,327)	$0.49
Exercised	-	$-
Issued	-	$-
Outstanding, August 31, 2009	3,690,832	$0.50

Expired/Retired	(3,690,832)	$0.50
Exercised	-	$-
Issued	-	$-
Outstanding, August 31, 2010	-	$-

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010. In light of the material weakness set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weakness described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weaknesses in our internal control over financial reporting as of August 31, 2010:

●
We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to analyze, review and monitor the accounting of our financial transactions.   All accounting and financial transactions are currently recorded by our principal financial officer and sole employee.  As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of those accounting and financial transactions. However, it is to be noted that during the period covered by this Report, we had no revenue producing operations or related expenses.  Our current expenses primarily include our principal financial officer’s wages, transfer agent fees, accounting fees, legal fees, insurance premiums and other expenses necessary to maintain our current status with our SEC filings.  We do not expect revenue producing operations to commence until such time as we are able to fulfill our plans to conduct business operations with IUTM (as initially described in our Current Report on Form 8-K filed on March 4, 2009) and/or to commence the "WatchMe" operation (as described in our Current Report on Form 8-K filed on February 11, 2011).   Both plans are, as previously reported, contingent on our ability to raise funds to finance the operations.

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

Based on the above described material weaknesses, our management, including our CEO and CFO has concluded that we did not maintain effective internal control over financial reporting as of August 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Our annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption for smaller reporting companies from the internal control audit requirements of Section 404(b)of the Sarbanes-Oxley Act.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

In response to the material weaknesses discussed above, we have implemented or plan to implement the following measures:

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

ONCOLOGIX TECH, INC.

Date: March 7, 2011	By: /s/ Anthony Silverman
Anthony Silverman
Chief Executive Officer and President

Date: March 7, 2011	By: /s/ Michael A. Kramarz
Michael A. Kramarz
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony Silverman	Date: March 7, 2011
Anthony Silverman, Chief Executive Officer, President and Director

By: /s/ Michael A. Kramarz	Date: March 7, 2011
Michael A. Kramarz, Chief Financial Officer

By: /s/ Barry Griffith	Date: March 7, 2011
Barry Griffith, Director