Form 10-Q/A
period 2010-11-30
Oncologix Tech Inc.
filed 2011-03-09
CIK 799694

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on January 14, 2011, as amended and filed on February 17, 2011, is filed solely to correct one error: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307, 308(a) and 308(c) of Rebulation S-K

PART I: FINANCIAL INFORMATION
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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2010 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of November 30, 2010.  As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

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