Form 10-Q/A
period 2009-11-30
Oncologix Tech Inc.
filed 2011-03-21
CIK 799694

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

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the "Company") with the Security and Exchange commission on May 13, 2010, as amended and filed on March 9, 2011 is filed solely to correct two errors: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307, 308(a) and 308(c) of Regulation S-K; and 2) To correct the language in certificatioons 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.

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

Based on the above described material weaknesses, our management, including our CEO and CFO has concluded that internal control over financial reporting was not effective as of November 30, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

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

Dated: March 21, 2011	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer