Form 10-Q/A
period 2010-02-28
Oncologix Tech Inc.
filed 2011-03-21
CIK 799694

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

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on May 21, 2010, as amended and filed on March 9, 2011 is filed solely to correct two errors: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307, 308(a) and 308(c) of Regulation S-K; and 2) To correct the language in certifications 31.1 and 31.2 as required by Item 601(b)(31) of Regulation S-K.

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

Based on the above described material weaknesses, our management, including our CEO and CFO has concluded that internal control over financial reporting was not effective as of February 28, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

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