Form 10-Q/A
period 2010-11-30
Oncologix Tech Inc.
filed 2011-03-21
CIK 799694

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on January 14, 2011, as amended and filed on March 9, 2011, is filed solely to correct one error: 1) The Company updated Item 4T Controls and Procedures to include information required by Items 307, 308(a) and 308(c) of Rebulation S-K

PART I: FINANCIAL INFORMATION
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

Based on the above described material weaknesses, our management, including our CEO and CFO has concluded that internal control over financial reporting was not effective as of November 30, 2010 based on the criteria established  in Internal Control - Integrated Framework issued by the COSO.

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