Form 10-Q
period 2011-02-28
Oncologix Tech Inc.
filed 2011-04-13
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2011.

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

As of March 31, 2011, there were 193,622,326 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes     ☐    No     ☒

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
ONCOLOGIX TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Feburary 28,	August 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$19,811	$10,596
Prepaid expenses and other current assets	8,240	6,163
Prepaid commissions	-	-
Current assets of discontinued operations	-	-

Total current assets	28,051	16,759

Property and equipment (net of accumulated depreciation
of $20,848 and $20,211)	1,586	1,835

Total assets	$29,637	$18,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425)	$25,000	$25,000
Notes payable	4,562	-
Notes payable - related parties	70,000	50,000
Accounts payable and other accrued expenses	141,711	131,069
Accrued interest payable	30,140	24,276
Accrued interest payable - related parties	27,289	22,210

Total current liabilities	298,702	252,555

Long-term liabilities:
Convertible notes payable	127,712	127,712
Convertible notes payable - related parties	235,025	235,025

Total long-term liabilities	362,737	362,737

Total liabilities	661,439	615,292

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
261,762 and 261,762 shares issued and outstanding at
February 28, 2011 and August 31, 2010, respectively	262	262
Common stock, par value $.001 per share; 200,000,000 shares authorized;
193,622,326 and 188,622,326 shares issued and outstanding at
Feburary 28, 2011 and August 31, 2010, respectively	193,622	188,622
Additional paid-in capital	57,106,030	57,035,566
Accumulated deficit	(57,928,262)	(57,817,700)
Noncontrolling interest	(3,454)	(3,448)
Total stockholders' deficit	(631,802)	(596,698)

Total liabilities and stockholders' deficit	$29,637	$18,594

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
General and administrative	48,293	45,495	92,545	109,795
Depreciation and amortization	338	361	636	689

Total operating expenses	48,631	45,856	93,181	110,484

Loss from operations	(48,631)	(45,856)	(93,181)	(110,484)

Other income (expense):
Interest and finance charges	(3,074)	(18,407)	(8,590)	(44,736)
Interest and finance charges - related parties	(4,486)	(3,872)	(8,750)	(7,716)
Conversion expense	-	(22,564)	-	(413,841)
Cancellation of debt	-	-	-	73,000
Other income (expense)	(47)	(493)	(47)	(553)

Total other income (expense)	(7,607)	(45,336)	(17,387)	(393,846)

Loss from continuing operations	(56,238)	(91,192)	(110,568)	(504,330)

Less loss attributable to noncontrolling interest	(3)	-	(6)	-

Net loss from continuing operations	(56,235)	(91,192)	(110,562)	(504,330)

Discontinued operations:
Operating loss from discontinued operations	-	(30)	-	(2,854)

Loss from discontinued operations	-	(30)	-	(2,854)

Less loss attributable to noncontrolling interest	-	(3)	-	(286)

Net loss from discontinued operations	-	(27)	-	(2,568)

Net loss before income taxes	(56,235)	(91,219)	(110,562)	(506,898)

Income taxes	-	-	-	-

Net loss	$(56,235)	$(91,219)	$(110,562)	$(506,898)

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)

	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	191,807,511	182,252,408	190,666,525	179,209,611

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	For the Six Months Ended
	February 28,	February 28,
	2011	2010
Operating activities:
Net loss	$(110,568)	$(506,898)
Net loss from discontinued operations	-	2,568

Net loss from continuing operations	(110,568)	(504,330)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	636	689
Stock based compensation expense	464	-
Amortization of discount on notes payable and warrants	-	12,425
Induced conversion expense notes payable	-	413,840
Issuance of stock and warrants for services	-	12,500

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,001	8,356
Prepaid commissions	-	2,691
Accounts payable and other accrued expenses	10,642	(95,382)
Accrued interest payable	10,969	16,843

Net operating cash flows - continuing operations	(81,856)	(132,368)

Net operating cash flows - discontinued operations	-	(2,185)

Net cash used in operating activities	(81,856)	(134,553)

Investing activities:
Purchase of property and equipment	(387)	(294)

Net investing cash flows - continuing operations	(387)	(294)

Net investing cash flows - discontinued operations	-	2,150

Net cash used in investing activities	(387)	1,856

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	-	50,000
Proceeds from issuance of notes payable - related parties	40,000	25,000
Proceeds from the issuance of common stock	75,000	75,000
Repayment of notes payable	(3,516)	(17,374)
Repayment of notes payable - related parties	(20,026)	-

Net cash provided by financing activities - continuing operations	91,458	132,626

Net increase (decrease) in cash and cash equivalents	9,215	(71)

Cash and cash equivalents, beginning of period	10,596	743

Cash and cash equivalents, end of period	$19,811	$672

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements for the three and six months ended February 28, 2011 and 2010 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company.  Oncologix Corporation is a Nevada corporation.  Interpretel Inc. is an inactive Arizona corporation.  Interpretel (Canada) Inc. is an inactive Canadian corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through February 28, 2011, the Company has allocated $3,666 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three and six months ended February 28, 2011 and 2010.  Such costs are expensed when incurred.

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

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.  Basic and diluted earnings per share for the three and six months ended February 28, 2011 and 2010 are as follows:

	For the Three Months Ended		For the Six Month Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010

Net loss attributable to common shareholders
Continuing operations	$(56,235)	$(91,192)	$(110,562)	$(504,330)
Discontinued operations	-	(27)	-	(2,568)

	$(56,235)	$(91,219)	$(110,562)	$(506,898)

Weighted average shares outstanding	191,807,511	182,252,408	190,666,525	179,209,611

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$-	(0.00)	$-	$(0.00)

	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Due to the net losses during the three and six months ended February 28, 2011 and 2010, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.  Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation.  As of February 28, 2011 and 2010 shares attributable to convertible notes were 2,101,416 and 2,101,416, respectively.  As of February 28, 2011 and 2010 shares attributable to preferred stock were 523,524 and 591,724, respectively. As of February 28, 2011 and 2010 shares attributable to stock options were 1,563,332 and 2,989,195, respectively. As of February 28, 2011 and 2010, there were no shares attributable to warrants.

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

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Operating expenses:
General and administrative	$-	$30	$-	$185
Depreciation and amortization	-	-	-	2,669

Total operating expenses	-	30	-	2,854

Loss from operations	-	(30)	-	(2,854)

Other income (expense):

Total other income (expense)	-	-	-	-

Loss from discontinued operations	-	(30)	-	(2,854)
Gain on disposal of discontinued operations	-	-	-	-

Loss from discontinued operations	-	(30)	-	(2,854)

Less loss attributable to noncontrolling interest	-	(3)	-	(286)

Net loss from discontinued operations	$-	$(27)	$-	$(2,568)

NOTE 4 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  In January 2003, our Board of Directors authorized up to 4,500,000 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred stock has a par value of $0.001 and is convertible into two shares of common stock in upon a cash payment by the holder to the Company of $0.10 per common share.  The Series A Convertible Preferred Stock is entitled to receive, in preference to the common stock, of noncumulative dividends, if declared by the Board of Directors, and a claim on the Company's assets upon any liquidation of the Company senior to the common stock.  These preferred shares are not entitled to voting rights. There are presently outstanding 261,762 shares of Series A Preferred Stock.

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

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:
		Number of		Weighted Avg.
	Preferreds	Common Shares	Proceeds if
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2009	295,862	591,724	$59,172	$0.20

Expired/Retired	-	-	-	$-
Converted	(34,100)	(68,200)	(6,820)	$0.20
Issued	-	-	-	$-
Outstanding, August 31, 2010	261,762	523,524	$52,352	$0.20

Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	-	-	-	$-
Outstanding, February 28, 2011	261,762	523,524	$52,352	$0.20

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

SUBSCRIBED COMMON STOCK:

As of February 28, 2011 and August 31, 2010, there were no shares of subscribed stock issuable.

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

Date of Sale	Proceeds from Sale	Further Description and Remarks
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 shares of common stock to a non-related accredited investor at $0.015 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.  As of February 27, 2009, the value of the noncontrolling interest was $212.  It was determined at August 31, 2010 the value of the investment in IUTM was impaired.  Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010.  As of February 28, 2011, $3,666 cumulative net loss was attributable to the noncontrolling interest.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

WARRANTS:

At February 28, 2011 and August 31, 2010, the Company did not have any outstanding warrants.

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

ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.  On January 7, 2011, the Company’s Board of Directors granted 215,000 options to current board members in exchange for the retirement of 1,075,000 stock options.  The Company recorded $465 in stock compensation expense as a result of this transaction.

ASC 718 requires that modification of the terms or conditions of an equity award is to be treated as an exchange of the original award for a new award.  This event is accounted for as if the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value.

During the three months ended February 28, 2011 and 2010, we granted 215,000 and zero options from the stock incentive plans described above, respectively. During the six months ended February 28, 2011 and 2010, we granted 215,000 and zero options from the stock incentive plans described above, respectively.  During the three months ended February 28, 2011 and 2010, zero options were exercised, respectively; 1,075,000 and zero options were forfeited, respectively; and 510,000 and 20,000 options were expired, respectively. During the six months ended February 28, 2011 and 2010, zero options were exercised, respectively; 1,075,000 and zero options were forfeited, respectively; and 510,000 and 25,000 options were expired, respectively.  During the three months ended February 28, 2011 and 2010, $465 and $0 was expensed as stock based compensation, respectively. During the six months ended February 28, 2011 and 2010, $465 and $0 was expensed as stock based compensation, respectively. Additional information relative to our employee options outstanding at February 28, 2011 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2009	3,014,192	$0.17 - $7.38	$0.55
Granted	-	-	-
Exercised	-	-	-
Cancelled	(80,860)	$0.30 - $7.38	2.21
Outstanding, August 31, 2010	2,933,332	$0.17 - $1.33	$0.55
Granted	215,000	$0.03	0.03
Exercised	-	-	-
Cancelled	(1,585,000)	$0.17 - $1.33	0.53
Outstanding, February 28, 2011	1,563,332	$0.17 - $1.29	$0.50

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2011.

	Options	Options
	Outstanding	Exercisable
Number of options	1,563,332	1,563,332
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	2.52	2.52
Weighted average exercise price	$0.53	$0.53

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

We have 5,096,171 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of February 28, 2011.   Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.  Both of these plans have been approved by our shareholders.

During the six months ended February 28, 2011 we granted 185,000 options to employees and members’ of our Board of Directors.  During the six months ended February 28, 2010, we did not grant any options to employees or members’ of our Board of Directors.

NOTE 5 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of February 28, 2011 and August 31, 2010:

	February 28,	August 31,
	2011	2010

12.0% convertible note due March 31, 2012	$2,712	$2,712

8.0% convertible notes due March 31, 2012	125,000	125,000

6% convertible note due April 24, 2011	25,000	25,000

Total unsecured convertible notes payable	152,712	152,712
Less: Current portion	(25,000)	(25,000)

Long-term portion	$127,712	$127,712

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

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	February 28,	August 31,
	2011	2010

6.0% convertible note due March 31, 2012 (1)	$235,025	$235,025

Outstanding unsecured related party convertible notes payable	$235,025	$235,025

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

RELATED PARTY NOTES PAYABLE:

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 6, 2011.  On February 1, 2011, the Company paid accrued interest of $2,084 to Mr. Silverman.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 17, 2010.  On February 1, 2011, the Company paid accrued interest of $1,410 to Mr. Silverman.

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 14, 2010.  On February 1, 2011, the Company paid accrued interest of $151 to Mr. Silverman.

	February 28,	August 31,
	2011	2010
6.00% note payable due July 6, 2011 (1)	$25,000	$25,000
6.00% note payable due July 17, 2011 (1)	25,000	25,000
6.00% note payable due July 14, 2011 (1)	20,000	-

Outstanding unsecured related party convertible notes payable	$70,000	$50,000

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

	February 28,	August 31,
	2011	2010
9.99% note payable due July 31, 2011	$4,562	$-

Outstanding unsecured related party convertible notes payable	$4,562	$-

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval.  The Company entered into additional six month consulting contracts with Mr. Kramarz on March 1, 2010 and on September 1, 2010 at an hourly rate of $70. During the six months ended February 28, 2011 and 2010, we incurred an expense of $41,300 and $35,420 respectively, under these agreements.

NOTE 7 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During fiscal 2011 and 2010, the Company entered into financing agreements with related parties of the Company.   Please see Note 5 for further descriptions of these transactions.

NOTE 8 – JOINT VENTURES

Institut für Umwelttechnologien GmbH (IUT)

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact on our financial condition or results of operations.

NOTE 10 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2011 and prior to achieving breakeven.

As of the date of this report, we will need approximately $250,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable as well as funding either of the joint ventures described in Note 8.  This funding will allow us to maintain basic operations and to bring our public filings current and keep them current.  Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations.  Significant delays in development could affect the ability to obtain future debt and equity funding which may affect our ability to continue as a going concern.

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On March 1, 2011, the Company entered into an additional six month consulting contract with Michael Kramarz, the Company’s CFO, at an hourly rate of $70.

On April 6, 2011, Anthony Silverman, the Company’s CEO, agreed to extend each of his three convertible promissory notes by 90 days into July 2011.  Please see Note 5 for further details on these promissory notes.

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

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2011 TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2010

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

General and administrative expense increased to $47,983 during the three-month period ended February 28, 2011, from $45,495, an increase of 5% or $2,488 in the comparable period in fiscal 2010.  Payroll and related expenses increased to $20,437 during the three-month period ended February 28, 2011, from $18,598 in the comparable period in fiscal 2010, due primarily to increased hours from our CFO due to SEC filings of our 10Q, Correspondence and a proxy statement.  Legal expense increased to $13,741 during the three-month period ending February 28, 2011, from $300 in the comparable period in fiscal 2010, due primarily to increased legal fees regarding our new joint venture with Watchme..  Accounting expense decreased to $1,750 during the three-month period ended February 28, 2011, from $12,263 in the comparable period in fiscal 2010, as a result of reduced audit fees from changing our registered accounting firm.  Insurance expense decreased to $2,600 during the three-month period ended February 28, 2011, from $6,210 in the comparable period in fiscal 2010, due primarily to a less expenses D & O Insurance policy.

General and administrative expense decreased to $92,175 during the six-month period ended February 28, 2011, from $109,795, a decrease of 16% or $17,620 in the comparable period in fiscal 2010.  Payroll and related expenses increased to $45,530 during the six-month period ended February 28, 2011, from $39,170 in the comparable period in fiscal 2010, due primarily to increased hours from our CFO due to SEC filings of our 10-K, 10-Q, Correspondence and a proxy statement.  Legal expense increased to $14,191 during the six-month period ending February 28, 2011, from $4,936 in the comparable period in fiscal 2010, due primarily to increased legal fees regarding our new joint venture with Watchme.  Accounting expense decreased to $6,790 during the six-month period ended February 28, 2011, from $37,284 in the comparable period in fiscal 2010, as a result of reduced audit fees from changing our registered accounting firm. Insurance expense decreased to $7,706 during the six-month period ended February 28, 2011, from $12,453 in the comparable period in fiscal 2010, due primarily to a less expenses D & O Insurance policy.

Depreciation and Amortization

Depreciation and amortization decreased to $338 during the three-month period ended February 28, 2011, from $361 in the comparable period in fiscal 2010. Depreciation and amortization decreased to $636 during the six-month period ended February 28, 2011, from $689 in the comparable period in fiscal 2010. The decrease in depreciation and amortization was the result of assets becoming fully depreciated during fiscal 2010.

Interest Income

There was no reportable interest income during the three or six-month periods ended February 28, 2011 or 2010.

Interest and Finance Charges

Interest and finance charges decreased to $7,560 for the three-month period ended February 28, 2011, from $22,279, a decrease of 66% or $14,719 for the comparable period in fiscal 2010.  The decrease is primarily attributable to conversions of convertible promissory notes in the first quarter of fiscal 2010.

  Interest and finance charges decreased to $17,340 for the six-month period ended February 28, 2011, from $52,452, a decrease of 67% or $35,112 for the comparable period in fiscal 2010.  The decrease is primarily attributable to conversions of convertible promissory notes in the first quarter of fiscal 2010.

A summary of interest and finance charges is as follows:
	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Interest expense on non-convertible notes	$1,167	$744	$1,983	$1,217
Interest expense on convertible notes payable	6,393	6,535	12,857	16,120
Amortization of note payable discounts	-	12,500	-	24,925
Other interest and finance charges	-	2,500	2,500	10,190

Total interest and finance charges	$7,560	$22,279	$17,340	$52,452

]
Conversion Expense

Conversion expense decreased to $0 for the three-month period ended February 28, 2011, from $22,564, a decrease of more than 100% for the comparable period in fiscal 2010.  The decrease was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the second quarter of fiscal 2010, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.

Conversion expense decreased to $0 for the six-month period ended February 28, 2011, from $413,841, a decrease of more than 100% for the comparable period in fiscal 2010.  The decrease was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first and second quarters of fiscal 2010, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.

Discontinued Operations

During fiscal 2010, we disposed of the remaining assets of our discontinued operations.  Any future expenses will be treated as expenses from continuing operations as we move toward marketing products with IUT and IUTM.

Loss from discontinued operations for our medical device business decreased to nil for the three and six-month periods ended February 28, 2011 from $27 and $2,568, respectively, during the comparable periods during fiscal 2010.  The decrease was due to the disposal of the remaining discontinued assets during fiscal 2010.
	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Operating expenses:
General and administrative	$-	$30	$-	$185
Depreciation and amortization	-	-	-	2,669

Total operating expenses	-	30	-	2,854

Loss from operations	-	(30)	-	(2,854)

Other income (expense):

Total other income (expense)	-	-	-	-

Loss from discontinued operations	-	(30)	-	(2,854)
Gain on disposal of discontinued operations	-	-	-	-

Loss from discontinued operations	-	(30)	-	(2,854)

Less loss attributable to noncontrolling interest	-	(3)	-	(286)

Net loss from discontinued operations	$-	$(27)	$-	$(2,568)

WatchMe Profile Media Services, Inc.

On February 4, 2011, we entered into a Pre-Incorporation Agreement with Mr. Melvin Brown, of Gilbert, Arizona, providing for our joint entry into a new business enterprise. The Pre-Incorporation Agreement is subject to the condition that we provide a minimum of $150,000 in cash to fund the new enterprise not later than May 30, 2011. These funds are not now available and we will seek to obtain them from investors. There are presently no agreements providing for such investments and no assurance that they can be obtained. Even if the funds are obtained, however, there is no assurance of any success in the conduct of the new enterprise. In addition to the receipt of funds of $150,000, the Pre-Incorporation Agreement is subject to a series of agreements with Mr. Brown.

The new enterprise is to be conducted by a newly formed Nevada corporation, called WatchMe Profile Media Services, Inc. (“WatchMe”). Initially, and unless and until new investments are made, we will own 60% and Mr. Brown 40% of the outstanding capital stock.  Upon the formation of WatchMe, we and Mr. Brown will enter into the Employment Agreement, Shareholders' Agreement and License Agreement.

Our entry into this Agreement and the business operations to be pursued pursuant thereto are not expected to affect our plans with respect to future participation in the medical radiation business, as previously reported in our filings under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

We were unable to obtain the financing necessary to continue development operations after December 31, 2007. Consequently, we terminated the employment of all of our personnel, effective as of that date.  We anticipate that we will require $250,000 to operate for the next twelve months.  Additional funds will have to be raised for the Watchme joint venture.  These funds are expected to be raised through small private placements, although there is no assurance of any success in doing so.  During recent discussions with IUTM management, the prior understandings were reaffirmed. It is now our expectation that we will receive information on at least two potential product lines under consideration and/or development by IUTM. Upon receipt we plan to determine the extent to which we will be able to market them and to finance a marketing organization.

Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. We never achieved positive cash flow or profitability in our telephone business because we did not generate a volume of business sufficient to cover our overhead costs.

On February 28, 2011, we had cash and cash equivalents of $19,811. We have historically relied upon the issuance of debt or equity in order to finance our operations.  Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of February 28, 2011, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

7/06/2011 (1)	6.00%	$25,000	$271	$25,271	Non-convertible
7/14/2011 (1)	6.00%	20,000	243	20,243	Non-convertible
7/17/2011 (1)	6.00%	25,000	316	25,316	Non-convertible
4/24/2011	6.00%	25,000	1,977	26,977	Convertible at $0.02 per share

		$95,000	$2,807	$97,807

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2010 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of February 28, 2011.  As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 shares of common stock to a non-related accredited investor at $0.015 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Reserved

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

Dated: April 13, 2011	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer