Form 10-Q
period 2011-05-31
Oncologix Tech Inc.
filed 2011-07-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2011.

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

As of June 6, 2011, there were 48,405,661 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes    ☐  No   ☒

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 31, 2011 (Unaudited) and August 31, 2010	3

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods
ended May 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods
ended May 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	26

ITEM 4T. Controls and Procedures	26

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3. Defaults Upon Senior Securities	27

ITEM 4. Removed and Reserved	27

ITEM 5. Other Information	28

ITEM 6. Exhibits	28

Signatures	28

PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements
ONCOLOGIX TECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$3,799	$10,596
Prepaid expenses and other current assets	5,381	6,163

Total current assets	9,180	16,759

Property and equipment (net of accumulated depreciation
of $21,166 and $20,211)	1,268	1,835

Total assets	$10,448	$18,594

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Convertible notes payable (net of discount of $0 and $12,425)	$152,712	$25,000
Convertible notes payable - related parties	235,025	-
Notes payable	1,848	-
Notes payable - related parties	90,000	50,000
Accounts payable and other accrued expenses	174,187	131,069
Accrued interest payable	33,121	24,276
Accrued interest payable - related parties	31,968	22,210

Total current liabilities	718,861	252,555

Long-term liabilities:
Convertible notes payable	-	127,712
Convertible notes payable - related parties	-	235,025

Total long-term liabilities	-	362,737

Total liabilities	718,861	615,292

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
261,762 and 261,762 shares issued and outstanding at
May 31, 2011 and August 31, 2010, respectively	262	262
Common stock, par value $.001 per share; 200,000,000 shares authorized;
48,405,661 and 47,155,660 shares issued and outstanding at
May 31, 2011 and August 31, 2010, respectively	48,405	47,156
Additional paid-in capital	57,251,247	57,177,032
Accumulated deficit	(58,004,869)	(57,817,700)
Noncontrolling interest	(3,458)	(3,448)
Total stockholders' deficit	(708,413)	(596,698)
Total liabilities and stockholders' deficit	$10,448	$18,594

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross margin	-	-	-	-

Operating expenses:
General and administrative	68,496	42,557	161,042	152,126
Depreciation and amortization	318	375	954	1,063

Total operating expenses	68,814	42,932	161,996	153,189

Loss from operations	(68,814)	(42,932)	(161,996)	(153,189)

Other income (expense):
Interest and finance charges	(3,117)	(11,158)	(11,707)	(55,894)
Interest and finance charges - related parties	(4,679)	(4,310)	(13,429)	(12,027)
Conversion expense	-	-	-	(413,841)
Cancellation of debt	-	-	-	73,000
Other income (expense)	-	(111)	(47)	(664)

Total other income (expense)	(7,796)	(15,579)	(25,183)	(409,426)

Loss from continuing operations	(76,610)	(58,511)	(187,179)	(562,615)

Less loss attributable to noncontrolling interest	(4)	-	(10)	-

Net loss from continuing operations	(76,606)	(58,511)	(187,169)	(562,615)

Discontinued operations:
Operating loss from discontinued operations	-	(34)	-	(2,888)

Loss from discontinued operations	-	(34)	-	(2,888)

Less loss attributable to noncontrolling interest	-	(3)	-	(289)

Net loss from discontinued operations	-	(31)	-	(2,599)

Net loss before income taxes	(76,606)	(58,542)	(187,169)	(565,214)

Income taxes	-	-	-	-

Net loss	$(76,606)	$(58,542)	$(187,169)	$(565,214)

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	-	(0.00)	-	(0.00)

	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares
outstanding - basic and diluted	48,405,661	46,144,148	47,915,734	45,254,566

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31 2011 AND 2010

	For the Nine Months Ended
	May 31,	May 31,
	2011	2010
Operating activities:
Net loss	$(187,179)	$(565,214)
Net loss from discontinued operations	-	2,599
Net loss form continuing operations	(187,179)	(562,615)

Adjustments to reconcile net loss to net cash used
in operating activities:
	954	1,063
Depreciation and amortization	464	-
Stock based compensation expense	-	12,425
Amortization of discount on notes payable and warrants	-	413,840
Induced conversion expense notes payable	-	12,500
Issuance of stock and warrants for services
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,860	14,715
Prepaid commissions	-	2,691
Accounts payable and other accrued expenses	43,118	(103,133)
Accrued interest payable	18,629	24,135
Net operating cash flows - continuing operations	(115,154)	(184,379)

Net operating cash flows - discontinued operations	-	(2,219)

Net cash used in operating activities	(115,154)	(186,598)

Investing activities:
Purchase of property and equipment	(387)	(568)

Net investing cash flows - continuing operations	(387)	(568)

Net investing cash flows - discontinued operations	-	2,150

Net cash used in investing activities	(387)	1,582

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	-	50,000
Proceeds from issuance of notes payable - related parties	60,000	25,000
Proceeds from conversion of units	-	6,820
Proceeds from the issuance of common stock	75,000	150,000
Repayment of notes payable	(6,230)	(29,821)
Repayment of notes payable - related parties	(20,026)	-

Net cash provided by financing activities - continuing operations	108,744	201,999

Net increase (decrease) in cash and cash equivalents	(6,797)	16,983

Cash and cash equivalents, beginning of period	10,596	743

Cash and cash equivalents, end of period	$3,799	$17,726

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

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements for the three and nine months ended May 31, 2011 and 2010 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel (Canada) Inc. and Interpretel Inc., collectively the Company.  Oncologix Corporation is a Nevada corporation.  Interpretel Inc. is an inactive Arizona corporation.  Interpretel (Canada) Inc. is an inactive Canadian corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement.  The Company valued this interest at $212.  Through May 31, 2011, the Company has allocated $3,670 losses to its noncontrolling interest.  The Company has adopted ASC 810 to account for this noncontrolling interest.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three and six months ended May 31, 2011 and 2010.  Such costs are expensed when incurred.

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

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 5.  The Company accounts for stock-based compensation in accordance with ASC 718.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model.  The fair value of all awards is amortized on a straight-line basis over the vesting periods.  The expected term of awards granted represent the period of time they are expected to be outstanding.  The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules.  The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock.  The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.  If actual results differ significantly from estimates, stock-based compensation could be impacted.

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

NET LOSS PER COMMON SHARE

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.  On Basic and diluted earnings per share for the three and six months ended May 31, 2011 and 2010 are as follows:
	For the Three Months Ended		For the Nine Month Ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010

Net loss attributable to common shareholders
Continuing operations	$(76,606)	$(58,511)	$(187,169)	$(562,615)
Discontinued operations	-	(31)	-	(2,599)

	$(76,606)	$(58,542)	$(187,169)	$(565,214)

Weighted average shares outstanding	48,405,661	46,144,148	47,915,734	45,254,566

Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$-	(0.00)	$-	$(0.00)

	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Due to the net losses during the three and nine months ended May 31, 2011 and 2010, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.  Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation.  As of May 31, 2011 and 2010 shares attributable to convertible notes were 525,355 and 525,355, respectively.  As of May 31, 2011 and 2010 shares attributable to preferred stock were 130,882 and 130,882, respectively. As of May 31, 2011 and 2010 shares attributable to stock options were 297,085 and 733,335, respectively. As of May 31, 2011 and 2010, there were no shares attributable to warrants.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2011 and prior to achieving breakeven.

As of the date of this report, we will need approximately $250,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable as well as funding either of the joint ventures described in Note 9.  This funding will allow us to maintain basic operations and to bring our public filings current and keep them current.  Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations.  Significant delays in development could affect the ability to obtain future debt and equity funding which may affect our ability to continue as a going concern.

On May 19, 2011, the Company effected a 1 for 4 reverse stock split.  This reverse split will give the Company the ability to raise additional operating funds for both our potential joint ventures, and to fund further ongoing operations.  While there is no guarantee that funds will be available, we believe this reverse split will allow us to consummate our joint ventures and move towards a positive cash flow position.

NOTE 4 – DISCONTINUED OPERATIONS

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

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Three Months Ended			For the Nine Months Ended
	May 31,	May 31,		May 31,	May 31,
	2011	2010		2011	2011

Operating expenses:
General and administrative	$-	$34		$-	$219
Depreciation and amortization	-	-		-	2,669
Total operating expenses	-	34		-	2,888
Loss from operations	-	(34	) -		(2,888)
Other income (expense)
Total other income (expense)	-	-		-	-
Loss from discontinued operations	-	(34)		-	(2,888)
Gain on disposal of discontinued operations	-	-		-	-
Loss from discontinued operations	-	(34)		-	(2,888)
Less loss attributable to noncontrolling interest	-	(3)		-	(289)
Net loss from discontinued operations	$-	$(31)		$-	$(2,599)

NOTE 5 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  In January 2003, our Board of Directors authorized up to 4,500,000 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred stock has a par value of $0.001 and is convertible into one-half share of common stock in upon a cash payment by the holder to the Company of $0.40 per common share.  The Series A Convertible Preferred Stock is entitled to receive, in preference to the common stock, of noncumulative dividends, if declared by the Board of Directors, and a claim on the Company's assets upon any liquidation of the Company senior to the common stock.  These preferred shares are not entitled to voting rights. There are presently outstanding 261,762 shares of Series A Preferred Stock.

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors.  Each Unit consists of the following underlying securities:  (i) three shares of the Company’s common stock;  (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share;  and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30.  The warrants expired on March 31, 2006.  Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted).  The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors.  A total of 4,032,743 Units were issued.  As of May 31, 2010 and August 31, 2010, there were 261,762 and 261,762 Units outstanding that had not been separated, respectively.  These units are presented as their underlying securities on our balance sheet and consist of 261,762 shares of Series A Preferred Stock and 196,322 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

		Number of		Weighted Avg.
	Preferreds	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price

Outstanding, August 31, 2009	295,862	147,931	$59,172	$0.40

Expired/Retired	-	-	-	$-
Converted	(34,100)	(17,050)	(6,820)	$0.40
Issued	-	-	-	$-
Outstanding, August 31, 2010	261,762	130,881	$52,352	$0.40

Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	-	-	-	$-
Outstanding, May 31, 2011	261,762	130,881	$52,352	$0.40

Our Board of Directors authorized the separation of the Units into their component parts in July 2004, February 2005, April 2008 and March 2010.  The table below describes the proceeds received for the conversion of preferred shares into common stock:

Date of Conversion	Proceeds from Conversion	Further Description and Remarks

July-August 2004	$487,523	During July and August 2004, holders of 2,437,614 Units contributed $487,523 to convert 2,437,614 shares of Series A. Convertible Preferred stock into 4,875,228 (pre-split) shares of common stock.
February 2005	$230,393	During February 2005, holders of 1,151,967 Units contributed $230,393 to convert 1,151,967 shares of Series A. Convertible Preferred stock into 2,303,934 (pre-split) shares of common stock.
April/June 2008	$29,460	During April and June 2008, holders of 147,300 Units contributed $29,460 to convert 147,300 shares of Series A. Convertible Preferred stock into 294,600 (pre-split) shares of common stock.
March/April	$6,820	During March and April 2010, holders of 34,100 Units contributed $6,820 to convert 34,100 shares of Series A. Convertible Preferred stock into 68,200 (pre-split) shares of common stock.

SUBSCRIBED COMMON STOCK:

As of May 31, 2011 and August 31, 2010, there were no shares of subscribed stock issuable.

COMMON STOCK:

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

Under the terms of our acquisition of JDA, we issued 43,000,000 (pre-split) shares of our common stock to the previous owners of JDA.  Of these shares, 29,843,160 (pre-split) were placed into escrow pending the achievement of certain development and operating goals.  These escrowed shares were not included in the calculation of the purchase price of JDA and will be included in that calculation if and to the extent that the applicable contingencies are resolved and the shares are released from escrow.  The development and operating goals that relate to the release of these shares, and the number of shares to be released at the time the goal is achieved are as follows:  (i) 7,460,790 (pre-split) shares upon the completion of the “Development Phase”, as defined in the Merger Agreement between the Company and JDA (already released as stated below); (ii) 9,325,986 (pre-split) shares upon the completion of the “Pre-Clinical Testing Phase as defined in the merger agreement; and (iii) 13,056,382 (pre-split) shares upon the completion of the Clinical Approval Phase. On September 10, 2009, the remaining 22,382,368 (pre-split) shares in escrow were released back to the Company and subsequently retired.  Below is a listing of recent stock sales:

Date of Sale	Proceeds from Sale	Further Description and Remarks

September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 (pre-split) shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 (pre-split) shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 (pre-split) shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary.  As of February 27, 2009, the value of the noncontrolling interest was $212.  It was determined at August 31, 2010 the value of the investment in IUTM was impaired.  Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010.  As of May 31, 2011, $3,670 cumulative net loss was attributable to the noncontrolling interest.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

WARRANTS:

At May 31, 2011 and August 31, 2010, the Company did not have any outstanding warrants.

STOCK OPTIONS:

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

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

ASC 718 requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.  On January 7, 2011, the Company’s Board of Directors granted 53,750 options to current board members in exchange for the retirement of 268,750 stock options.  The Company recorded $465 in stock compensation expense as a result of this transaction.

ASC 718 requires that modification of the terms or conditions of an equity award is to be treated as an exchange of the original award for a new award.  This event is accounted for as if the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value.

During the three months ended May 31, 2011 and 2010, we granted nil options from the stock incentive plans described above, respectively. During the nine months ended May 31, 2011 and 2010, we granted 53,750 and zero options from the stock incentive plans described above, respectively.  During the three months ended May 31, 2011 and 2010, zero options were exercised, respectively; nil options were forfeited, respectively; and 43,750 and 13,965 options were expired, respectively. During the nine months ended May 31, 2011 and 2010, zero options were exercised, respectively; 268,750 and zero options were forfeited, respectively; and 221,250 and 6,250 options were expired, respectively.  During the three months ended May 31, 2011 and 2010, $0 and $0 was expensed as stock based compensation, respectively. During the nine months ended May 31, 2011 and 2010, $465 and $0 was expensed as stock based compensation, respectively. Additional information relative to our employee options outstanding at May 31, 2011 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2009	753,550	$0.66 - $29.50	$2.20
Granted	-	-	-
Exercised	-	-	-
Cancelled	(20,215)	$1.20 - $29.50	8.85
Outstanding, August 31, 2010	733,335	$0.66 - $5.32	$2.02
Granted	53,750	$0.12	0.12
Exercised	-	-	-
Cancelled	(490,000)	$0.17 - $1.33	2.16
Outstanding, May 31, 2011	297,085	$0.17 - $1.29	$1.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2011.
	Options	Options
	Outstanding	Exercisable

Number of options	297,085	297,085
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	3.07	3.07
Weighted average exercise price	$1.43	$1.43

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

We have 6,362,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of May 31, 2011.   Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.  Both of these plans have been approved by our shareholders.

During the nine months ended May 31, 2011 we granted 53,750 options to employees and members’ of our Board of Directors.  During the nine months ended May 31, 2010, we did not grant any options to employees or members’ of our Board of Directors.

NOTE 6 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

Convertible notes payable consist of the following as of May 31, 2011 and August 31, 2010:

	May 31,	August 31,
	2011	2010

12.0% convertible note due March 31, 2012	$2,712	$2,712
8.0% convertible notes due March 31, 2012	125,000	125,000
6% convertible note due July 23, 2011	25,000	25,000

Total unsecured convertible notes payable	152,712	152,712
Less: Current portion	(152,712)	(25,000)
Long-term portion	$-	$127,712

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000.  These Convertible Promissory Notes are due May 7, 2008, bear interest at the rate of 8% per annum and are convertible into our common stock at a rate of $1.00.  Eight of these notes were converted into common stock in fiscal 2009.  The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 to March 31, 2012.  In conjunction with the extension, the conversion price was reduced to $0.60.

On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company’s Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000.  This note bears interest at a rate of 12% and is payable monthly.  Prior to fiscal 2009, $100,000 in principal was repaid and $50,000 in principal was converted into common stock.  Mr. Schloz elected to extend $2,712 in accrued interest until March 31, 2012 which is convertible at $0.60 per share.

On December 29, 2009, the Company issued a 60-Day Convertible promissory note in the principal amount of $25,000 to a non-related accredited investor who was not related to the Company.   This convertible note bears interest at 6% and is convertible into the Company’s common stock at $0.08 per share.  The Company recognized a beneficial conversion feature in the amount of $12,500 in connection with the issuance of this note.  This note has been extended several times and is currently due July 23, 2011.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	May 31,	August 31,
	2011	2010

6% convertible note due March 31, 2012 (1)	$235,025	$235,025
Outstanding unsecured related party convertible notes payable	$235,025	$235,025

(1)  Note Due 3/31/12 payable to former CEO who resigned 4/1/09.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom.  This note accrues interest at a rate of 6% per annum and is due on March 31, 2012.  The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share.  Ms. Lindstrom signed an abstention to convert this note until June 01, 2011.  There was no beneficial conversion feature recognized upon the issuance of this note.

RELATED PARTY NOTES PAYABLE:

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 6, 2011.  On February 1, 2011, the Company paid accrued interest of $2,084 to Mr. Silverman.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 17, 2011.  On February 1, 2011, the Company paid accrued interest of $1,410 to Mr. Silverman.

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 14, 2011.  On February 1, 2011, the Company paid accrued interest of $151 to Mr. Silverman.

On January 20, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000.  The note bears an interest rate of 6%.  This note was repaid on February 19, 2011 along with $26 in accrued interest.

On April 26, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000.  The note bears an interest rate of 6%.  This note has been subsequently extended to July 25, 2011.

On May 26, 2011, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000.  The note bears an interest rate of 6%.  This note is due on July 25, 2011.

	May 31,	August 31,
	2011	2010

6% note payable due July 6, 2011 (1)	$25,000	$25,000
6% note payable due July 17, 2011 (1)	25,000	25,000
6% note payable due July 14, 2011 (1)	20,000	-
6% note payable due July 25, 2011 (1)	10,000	-
6% note payable due July 25, 2011 (1)	10,000	-
Outstanding unsecured related party convertible notes payable	$90,000	$50,000

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

	May 31,	August 31,
	2011	2010

9.99% note payable due July 31, 2011	$1,848	$-
Outstanding unsecured related party convertible notes payable	$1,848	$-

NOTE 7 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz.  Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc.  Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval.  The Company entered into additional six month consulting contracts with Mr. Kramarz on March 1, 2010, September 1, 2010 and March 1, 2011 at an hourly rate of $70. During the nine months ended May 31, 2011 and 2010, we incurred an expense of $62,440 and $52,500 respectively, under these agreements.

NOTE 8 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During fiscal 2011 and 2010, the Company entered into financing agreements with related parties of the Company.   Please see Note 6 for further descriptions of these transactions.

NOTE 9 – JOINT VENTURES

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

WatchMe Profile Media Services, Inc.

On February 4, 2011, we entered into a Pre-Incorporation Agreement with Mr. Melvin Brown, of Gilbert, Arizona, providing for our joint entry into a new business enterprise. The Pre-Incorporation Agreement is subject to the condition that we provide a minimum of $150,000 in cash to fund the new enterprise not later than May 30, 2011. On April 2, 2011, an amendment to the Pre-Incorporation Agreement was signed to extend the funding requirement date.  These funds are not now available and we will seek to obtain them from investors. There are presently no agreements providing for such investments and no assurance that they can be obtained. Even if the funds are obtained, however, there is no assurance of any success in the conduct of the new enterprise. In addition to the receipt of funds of $150,000, the Pre-Incorporation Agreement is subject to a series of agreements with Mr. Brown.

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

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On June 15, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $15,000. The note bears an interest rate of 6%. This note was paid off together with accrued interest of $64.11 on July 11, 2011.

On June 30, 2011, the Company sold 2,500,000 (post-split) shares of common stock to a non-related accrredited investor at $0.04 per share.

On July 6, 2011, the Pre-Incorporation Agreement, executed in February, 2011, that we had entered into with Mr. Melvin Brown, of Gilbert, Arizona was terminated because we were not successful in meeting our agreement to provide certain funding for the new "WatchMe" enterprise.

On July 11, 2011, the Company paid off the two $10,000 promissory notes issued to Anthony Silverman, our President and CEO together with accrued interest of $200.54. In addition, the Company paid Anthony Silverman $1,726.06 in accrued interest on the remaining three promissory notes totaling $70,000 in accregate principal.

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

On May 19, 2011, the Company effected a one-for-four reverse stock split.  All share and per share information have been restated to retroactively show the effect of this stock split.  The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2011 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2010

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses.  These expenses relate primarily to general corporate overhead and accordingly are segregated from general and administrative expenses that related directly to our medical device business, which are included in the results from discontinued operations through fiscal 2010.  General and administrative expenses that are specific to our medical device business include primarily bank fees.

General and administrative expense increased to $68,496 during the three-month period ended May 31, 2011, from $42,557, an increase of 61% or $25,939 in the comparable period in fiscal 2010.  Payroll and related expenses increased to $22,740 during the three-month period ended May 31, 2011, from $18,386 in the comparable period in fiscal 2010, due primarily to increased hours from our CFO due to SEC filings of our 10Q, SEC Correspondence and a proxy and information statement.  Legal expense increased to $15,256 during the three-month period ending May 31, 2011, from $3,458 in the comparable period in fiscal 2010, due primarily to increased legal fees regarding our new joint venture with Watchme.  Accounting expense decreased to $1,750 during the three-month period ended May 31, 2011, from $5,930 in the comparable period in fiscal 2010, as a result of reduced audit and review fees from changing our registered accounting firm.  Insurance expense decreased to $2,655 during the three-month period ended May 31, 2011, from $6,233 in the comparable period in fiscal 2010, due primarily to a less expensive Directors and Officers Insurance policy.  Investor relations and press release expenses increased to $14,695 during the three-month period ended May 31, 2011, from $235 in the comparable period in fiscal 2010, due primarily to a printing, mailing and processing charges for our definitive information statement mailed to our shareholders and our reverse stock split.

General and administrative expense increased to $16,042 during the nine-month period ended May 31, 2011, from $152,126, a increase of 6% or $8,916 in the comparable period in fiscal 2010.  Payroll and related expenses increased to $68,270 during the nine-month period ended May 31, 2011, from $57,556 in the comparable period in fiscal 2010, due primarily to increased hours from our CFO due to SEC filings of our 10-K, 10-Q, SEC Correspondence,  a proxy statement and an information statement.  Legal expense increased to $29,449 during the nine-month period ending May 31, 2011, from $8,394 in the comparable period in fiscal 2010, due primarily to increased legal fees regarding our new joint venture with Watchme.  Accounting expense decreased to $8,540 during the nine-month period ended May 31, 2011, from $43,214 in the comparable period in fiscal 2010, as a result of reduced audit and review fees from changing our registered accounting firm. Insurance expense decreased to $10,361 during the nine-month period ended May 31, 2011, from $18,687 in the comparable period in fiscal 2010, due primarily to a less expensive Directors and Officers Insurance policy.  Investor relations and press release expenses increased to $14,994 during the nine-month period ended May 31, 2011, from $235 in the comparable period in fiscal 2010, due primarily to a printing, mailing and processing charges for our definitive information statement mailed to our shareholders and our reverse stock split.

Depreciation and Amortization

Depreciation and amortization decreased to $318 during the three-month period ended May 31, 2011, from $375 in the comparable period in fiscal 2010. Depreciation and amortization decreased to $955 during the nine-month period ended May 31, 2011, from $1,063 in the comparable period in fiscal 2010. The decrease in depreciation and amortization was the result of assets becoming fully depreciated during fiscal 2010, respectively.

Interest Income

There was no reportable interest income during the three or nine-month periods ended May 31, 2011 or 2010.

Interest and Finance Charges

Interest and finance charges decreased to $7,796 for the three-month period ended May 31, 2011, from $15,468, a decrease of 50% or $7,672 for the comparable period in fiscal 2010.  The decrease is primarily attributable to reduced finders’ fees associated with funds raised in fiscal 2011.

  Interest and finance charges decreased to $25,136 for the nine-month period ended May 31, 2011, from $67,921, a decrease of 63% or $42,785 for the comparable period in fiscal 2010.  The decrease is primarily attributable to reduced finders’ fees associated with funds raised in fiscal 2011 as well as no amortization of note discounts in fiscal 2011.

A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010

Interest expense on non-convertible notes	$1,216	$951	$3,199	$2,168
Interest expense on convertible notes payable	6,535	6,535	19,392	22,655
Amortization of note payable discounts	-	-	-	24,925
Other interest and finance charges	45	7,982	2,545	18,173

Total interest and finance charges	$7,796	$15,468	$25,136	$67,921

Conversion Expense

There was no conversion expense for the three-month periods ended May 31, 2011 and 2010.

Conversion expense decreased to $0 for the nine-month period ended May 31, 2011, from $413,841, a decrease of more than 100% for the comparable period in fiscal 2010.  The decrease was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first and second quarters of fiscal 2010, as a result of reducing the conversion price from $0.30 to $0.05 per share for these conversions.

Discontinued Operations

During fiscal 2010, we disposed of the remaining assets of our discontinued operations.  Any future expenses will be treated as expenses from continuing operations as we move toward marketing products with IUT and IUTM.

Loss from discontinued operations for our medical device business decreased to nil for the three and nine-month periods ended May 31, 2011 from $31 and $2,599, respectively, during the comparable periods during fiscal 2010.  The decrease was due to the disposal of the remaining discontinued assets during fiscal 2010.

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010

Operating expenses:
General and administrative	$-	$34	$-	$219
Depreciation and amortization	-	-	-	2,669

Total operating expenses	-	34	-	2,888

Loss from operations	-	(34)	-	(2,888)

Other income (expense):

Total other income (expense)	-	-	-	-

Loss from discontinued operations	-	(34)	-	(2,888)
Gain on disposal of discontinued operations	-	-	-	-

Loss from discontinued operations	-	(34)	-	(2,888)

Less loss attributable to noncontrolling interest	-	(3)	-	(289)

Net loss from discontinued operations	$-	$(31)	$-	$(2,599)

WatchMe Profile Media Services, Inc.

On February 4, 2011, we entered into a Pre-Incorporation Agreement with Mr. Melvin Brown, of Gilbert, Arizona, providing for our joint entry into a new business enterprise. The Pre-Incorporation Agreement is subject to the condition that we provide a minimum of $150,000 in cash to fund the new enterprise not later than May 30, 2011. On April 2, 2011, an amendment to the Pre-Incorporation Agreement was signed to extend the funding requirement date.  These funds are not now available and we will seek to obtain them from investors. There are presently no agreements providing for such investments and no assurance that they can be obtained. Even if the funds are obtained, however, there is no assurance of any success in the conduct of the new enterprise. In addition to the receipt of funds of $150,000, the Pre-Incorporation Agreement is subject to a series of agreements with Mr. Brown.

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

On May 31, 2011, we had cash and cash equivalents of $3,799. We have historically relied upon the issuance of debt or equity in order to finance our operations.  Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of May 31, 2011, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates.  To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

7/06/2011 (1)	6.00%	$25,000	$641	$25,641	Non-convertible
7/14/2011 (1)	6.00%	20,000	539	20,539	Non-convertible
7/17/2011 (1)	6.00%	25,000	686	25,686	Non-convertible
7/23/2011	6.00%	25,000	2,347	27,347	Convertible at $0.08 per share
7/25/2011 (1)	6.00%	10,000	148	10,148	Non-convertible
7/25/2011 (1)	6.00%	10,000	99	10,099	Non-convertible
3/31/2012 (2)	6.00%	235,025	42,304	277,329	Convertible at $0.20 per share
3/31/2012	12.00%	2,712	1,237	3,949	Convertible at $0.60 per share
3/31/2012	8.00%	125,000	38,384	163,384	Convertible at $0.60 per share

		$477,737	$86,385	$564,122

(1) Note payable to Anthony Silverman, our President and CEO.
(2) Note payable to Judy Lindstrom, former CEO and board member of Oncologix Corporation.
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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2010 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of May 31, 2011.  As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 (pre-split) shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 (pre-split) shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 (pre-split) shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 2011	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer