Form 10-K
period 2011-08-31
Oncologix Tech Inc.
filed 2011-12-01
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2011

[_]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.
Commission File Number: 0-15482

ONCOLOGIX TECH, INC.

(Name of small business issuer in its charter)

Nevada	86-1006416
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

PO. Box 8832, Grand Rapids, MI	49518-8832
(Address of principal executive offices)	Zip Code

(616) 977-9933
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	OTC BB: Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. -Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [_]	Accelerated Filer [_]
Non-accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_] No [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 4, 2011 was approximately $3,471,605 based on closing stock price of the registrant’s common stock on that date.

The number of shares of Common Stock outstanding as of November 4, 2011 was 54,037,076.

Documents Incorporated By Reference

None

PART I

FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company’s actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Oncologix”, “we”, our” or “us” means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors.

Item 1. Description of Business

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

Because the development of the brachytherapy device is not complete and it cannot be marketed at this time, the Company’s management and Board of Directors have determined that the Company has reentered the development stage effective June 1, 2011.  Since the Company has limited operations at this point in time, the Company will be considered a development stage company.  The Company is advised and believes that IUTM continues the development of that and other medical products that we would market under the terms of the Agreement described above.

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

Item 1A. Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. The Company’s headquarters are located in the offices of our Chief Financial Officer, located in Grand Rapids, Michigan. Our Chief Executive Officer works from his home in Scottsdale, Arizona. Currently we have no lease obligations for any premises.

Item 3. Legal Proceedings

None.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Market for Common Stock

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

	High	Low
FISCAL YEAR ENDED:
August 31, 2011
First Quarter	$ 0.04	$ 0.02
Second Quarter	$ 0.03	$ 0.02
Third Quarter	$ 0.08	$ 0.02
Fourth Quarter	$ 0.10	$ 0.04

FISCAL YEAR ENDED:
August 31, 2010
First Quarter	$ 0.04	$ 0.02
Second Quarter	$ 0.06	$ 0.02
Third Quarter	$ 0.06	$ 0.02
Fourth Quarter	$ 0.04	$ 0.02

FISCAL YEAR ENDED:
August 31, 2009
First Quarter	$ 0.05	$ 0.03
Second Quarter	$ 0.04	$ 0.01
Third Quarter	$ 0.07	$ 0.02
Fourth Quarter	$ 0.06	$ 0.02

The closing stock price of our common stock on November 4, 2011, was $0.06.

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

Date of Issuance	Principal Amount of Note(s)	Further Description and Remarks
December 29, 2009	$25,000	On December 29, 2009, we issued a 60-Day convertible promissory note to an accredited investor. This note bears interest at 6% per annum and is convertible into the Company’s common stock at a rate of $0.02 per share.
Date of Conversion	Proceeds from Sale	Further Description and Remarks
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 shares of common stock.

Date of Sale	Proceeds from Sale	Further Description and Remarks
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 (pre-split) shares of common stock to a non-related accredited investor at $0.025 per share.
March 22, 2010	$2,660	On March 22, 2010, Holders of 13,300 Units contributed $2,660 to convert 13,300 shares of preferred stock into 26,600 (pre-split) shares of common stock.
April 8, 2010	$4,160	On April 8, 2010, Holders of 20,800 Units contributed $4,160 to convert 20,800 shares of preferred stock into 41,600 (pre-split) shares of common stock.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
July 05, 2011	$100,000	On July 05, 2011, the Company sold 2,500,000 (post-split) shares of common stock to a non-related accredited investor at $0.04 per share.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2011..

Holders

As of November 4, 2011, the Company had 267 shareholders of record of its common stock. As of November 4, 2011, 1,195 owners of our common stock held them in the names of various broker-dealers.  As of November 4, 2011, the Company had one Unit holder of record.  As of November 4, 2011, the Company had ten owners of Units who held them in the names of various brokers.

Dividend Policy

The Company has never declared any cash dividends on any of the Company’s equity securities and currently plans to retain future earnings, if any, for business growth.

Stock Performance Graph

We are a “smaller reporting company”, as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Equity Compensation Plan Information

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2011.

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	For Future
	Options	Outstanding Options	Issuance Under Plans

Equity compensation plans
approved by stockholders	297,085	$1.43	6,362,418

Equity compensation plans
not approved by stockholders	-	$0.00	-

TOTAL	297,085	$1.43	6,362,418

(1) We maintain a 2000 Stock Incentive Plan under which we have 6,362,418 shares of common stock available for future issuance as of August 31, 2011. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. In January 2007, our shareholders approved an increase in the number of shares authorized for our 2000 Stock Incentive Plan to 7,500,000 from 5,000,000. We also maintain a 1997 Stock Incentive Plan under which we have 4,525,000 shares of common stock available for future issuance as of August 31, 2011. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

For a description of our 1997 and 2000 Stock Incentive Plans, please see the description set forth in Note 7 of our Consolidated Financial Statements.

Transfer Agent

Our transfer agent and registrar are American Stock Transfer and Trust Co., 6201 15th Avenue, 3rd Floor, Brooklyn, NY 11219, Telephone (718) 921-8210.

Item 6. Selected Financial Data

We are a “smaller reporting company”, as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Comparison of the two years ended August 31, 2011 and 2010

Revenue

There are no revenues reflected in our financial statements for the years ended August 31, 2011 and 2010.

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

General and administrative expense increased to $195,067 during fiscal 2011, from $190,656, an increase of 2% or $4,411 from the comparable period in fiscal 2010. Payroll and related expenses increased to $89,977 during the fiscal 2011, from $80,615 in the comparable period in fiscal 2010, due primarily to increased hours from our CFO due to SEC filings of our 10-K, 10-Q, SEC Correspondence, a proxy statement and an information statement. Legal expense increased to $30,578 fiscal 2011, from $8,694 in the comparable period in fiscal 2010, due primarily to increased legal fees regarding a potential new joint venture with Watchme Media. Accounting expense decreased to $10,290 during fiscal 2011, from $45,474 in the comparable period in fiscal 2010, as a result of reduced audit and review fees from changing our registered accounting firm. Insurance expense decreased to $13,016 during fiscal 2011, from $24,920 in the comparable period in fiscal 2010, due primarily to better pricing on our Directors and Officers Insurance policy. Investor relations and press release expenses increased to $14,994 during fiscal 2011, from $235 in the comparable period in fiscal 2010, due primarily to printing, mailing and processing charges for our definitive information statement regarding our reverse stock split mailed to our shareholders.

Depreciation and Amortization

Depreciation and amortization decreased to $1,471 during fiscal 2011, from $1,418 during fiscal 2010. The decrease in depreciation and amortization from fiscal 2010 to fiscal 2011 was the result of assets becoming fully depreciated during fiscal 2011.

Interest Income

We had no interest income in fiscal 2011 or fiscal 2010.

Interest and Finance Charges

Interest and finance charges decreased to $32,948 during fiscal 2011 from $80,261, a decrease of 59% from fiscal 2010. The decrease is primarily attributable to conversions of convertible promissory notes during the first quarter of fiscal 2010.

A summary of interest and finance charges is as follows:

			Cumulative Since
			Reentering
			Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2011	2010	2011
Interest expense on non-convertible notes	$340	$738	$23
Interest expense on non-convertible notes - related parties	4,139	2,235	1,258
Interest expense on convertible notes payable	11,786	15,088	2,941
Interest expense on convertible notes payable - related parties	14,102	14,102	3,554
Amortization of note payable discounts	—	24,925	—
Other interest and finance charges	2,581	23,173	36

Total interest and finance charges	$32,948	$80,261	$7,812

We had outstanding convertible notes payable during fiscal 2010. A discount to those notes was recorded due to the value of warrants and the beneficial conversion terms inherent to these convertible notes. The amortization of these discounts was recorded as interest and finance charge expense over the life of the notes. See Note 6 of Notes to Consolidated Financial Statements included in Item 8 in this Report. Cash paid for interest and finance charges increased by over 100% from fiscal 2010 to fiscal 2011 as a result of paying down accrued interest on several promissory notes held by the company. The overall decrease in interest expense resulted from conversions of the majority of outstanding convertible notes payable during fiscal 2010.

Conversion Expense

Conversion expense decreased to $6,076 during fiscal 2011, from approximately $413,841, a decrease of 99% during fiscal 2010. The decrease was due to the conversion only one convertible promissory notes in fiscal 2011 compared to thirty-five in fiscal 2011. The conversion expense resulted from reducing the conversion price to induce conversion of our convertible notes. See Note 6 for more information on these conversions.

Income Taxes

At August 31, 2011, the Company had federal net operating loss carryforwards totaling approximately $30,800,000. At August 31, 2011, the Company did not have any state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2031. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

Discontinued Operations

Loss from discontinued operations for our medical device business decreased to $0 for fiscal 2011, from $2,822 during fiscal 2010. The decrease was due to the disposal of the remaining discontinued assets during fiscal 2010.

	For the Year Ended
	August 31,	August 31,
	2011	2010
Operating expenses:
General and administrative	$—	$255
Depreciation and amortization	—	2,669

Total operating expenses	—	2,924

Loss from operations	—	(2,924)

Other income (expense):

Total other income (expense)	—	(212)

Loss from discontinued operations	—	(3,136)
Gain on disposal of discontinued operations	—	—

Loss from discontinued operations	—	(3,136)

Less loss attributable to noncontrolling interest	—	(314)

Net loss from discontinued operations	$—	$(2,822)

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

On August 31, 2011, we had cash and cash equivalents of $11,067. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of August 31, 2011, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

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

Off-Balance Sheet Arrangements

As of August 31, 2011 and 2010, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company”, as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data

Oncologix Tech, Inc. and Subsidiaries

(Formerly BestNet Communications Corp.)

(A Development Stage Company)

Consolidated Financial Statements

Year Ended August 31, 2011 and 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncologix Tech, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Oncologix Tech, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2011 and 2010 and since inception on June 1, 2011 through August 31, 2011. Oncologix Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2011 and 2010 and since inception on June 1, 2011 through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 18, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(FORMERLY BESTNET COMMUNICATIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2011 AND 2010

	August 31,	August 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$11,067	$10,596
Prepaid expenses and other current assets	3,940	6,163

Total current assets	15,007	16,759

Property and equipment (net of accumulated depreciation
of $21,682 and $20,211)	364	1,835
Long-term assets of discontinued operations	—	—

Total assets	$15,371	$18,594

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $0 and $0)	$150,000	$25,000
Convertible notes payable - related parties	235,025	—
Notes payable - related parties	70,000	50,000
Accounts payable and other accrued expenses	139,801	131,069
Accrued interest payable	32,803	24,276
Accrued interest payable - related parties	34,789	22,210

Total current liabilities	662,418	252,555

Long-term liabilities:
Convertible notes payable	—	127,712
Convertible notes payable - related parties	—	235,025

Total long-term liabilities	—	362,737

Total liabilities	662,418	615,292

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 261,762 shares issued and outstanding at
August 31, 2011 and August 31, 2010, respectively	129	262
Common stock, par value $.001 per share; 200,000,000 shares authorized;
50,998,814 and 47,155,660 shares issued and outstanding at
August 31, 2011 and August 31, 2010, respectively	50,999	47,156
Additional paid-in capital	57,358,582	57,177,032
Accumulated deficit prior to reentering development stage	(58,004,869)	(57,817,700)
Deficit accumulated during the development stage	(48,427)	—
Noncontrolling interest	(3,461)	(3,448)

Total stockholders' deficit	(647,047)	(596,698)

Total liabilities and stockholders' deficit	$15,371	$18,594

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(FORMERLY BESTNET COMMUNICATION CORP.)

A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Since
			Reentering
			Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2011	2010	2011
Revenue	$—	$—	$—
Cost of Revenues	—	—	—
Gross margin	—	—	—
Operating expenses:
General and administrative	195,067	190,656	34,026
Depreciation and amortization	1,471	1,418	516
Total operating expenses	196,538	192,074	34,542
Loss from operations	(196,538)	(192,074)	(34,542)
Other income (expense):
Interest and finance charges	(14,707)	(63,924)	(3,000)
Interest and finance charges - related parties	(18,241)	(16,337)	(4,812)
Conversion expense	(6,076)	(413,841)	(6,076)
Discounted stock issue expense	—	(123,334)	—
Loss on impairment	—	(3,187)	—
Cancellation of debt	—	73,000	—
Other income (expense)	(47)	(679)	—
Total other income (expense)	(39,071)	(548,302)	(13,888)
Loss from continuing operations	(235,609)	(740,376)	(48,430)
Less loss attributable to noncontrolling interest	(13)	—	(3)
Net loss from continuing operations	(235,596)	(740,376)	(48,427)
Discontinued operations:
Operating loss from discontinued operations	—	(3,136)	—
Loss from discontinued operations	—	(3,136)	—
Less loss attributable to noncontrolling interest	—	(314)	—
Net loss from discontinued operations	—	(2,822)	—
Net loss before income taxes	(235,596)	(743,198)	(48,427)
Income taxes	—	—	—
Net loss	$(235,596)	$(743,198)	$(48,427)
Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	—	(0.00)	—
	$(0.00)	$(0.02)	$(0.00)
Weighted average number of shares
outstanding - basic and diluted	47,915,734	45,641,832	49,999,206

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(FORMERLY BESTNET COMMUNICATION CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD SEPTEMBER 1, 2009 THROUGH AUGUST 31, 2011

							Deficit
							Accumulated
							Since
						Accumulated	Reentering
						Deficit	the
						Prior to	Development
					Additional	Reentering	Stage on	Common	Non-
	Preferred Stock		Common Stock		Paid-in	Development	June 1,	Stock	Controlling
	Shares	Amount	Shares	Amount	Capital	Stage	2011	Subscribed	Interest	Total

Balance, August 31, 2009	295,862	$296	38,975,389	$38,975	$55,221,010	$(57,074,502)	$—	$—	$(3,134)	$(1,817,355)
Issuance of stock purchased for cash	—	—	2,125,000	2,125	197,875	—	—	—	—	200,000
Discounted stock issuance expense	—	—	—	—	123,334	—	—	—	—	123,334
Conversion of notes payable	—	—	6,038,376	6,038	1,201,637	—	—	—	—	1,207,675
Induced conversion expense - conversion
notes payable	—	—	—	—	413,840	—	—	—	—	413,840
Issuance of stock for unit conversions	(34,100)	(34)	17,050	17	6,837	—	—	—	—	6,820
Beneficial conversion feature notes payable	—	—	—	—	12,500	—	—	—	—	12,500
Net loss	—	—	—	—	—	(743,198)	—	—	(314)	(743,512)
Balance, August 31, 2010	261,762	$262	47,155,815	$47,155	$57,177,033	$(57,817,700)	$—	$—	$(3,448)	$(596,698)
Issuance of stock purchased for cash	—	—	1,250,001	1,250	73,750	—	—	—	—	75,000
Stock based compensation	—	—	—	—	464	—	—	—	—	464
Net loss	—	—	—	—	—	(187,169)	—	—	(10)	(187,179)
Balance, June 01, 2011	261,762	$262	48,405,816	$48,405	$57,251,247	$(58,004,869)	$—	$—	$(3,458)	$(708,413)
Issuance of stock purchased for cash	—	—	2,500,000	2,500	97,500	—	—	—	—	100,000
Conversion of notes payable	—	—	92,998	94	3,626	—	—	—	—	3,720
Cancellation of preferred shares for
unit conversions	(132,700)	(133)	—	—	133	—	—	—	—	—
Induced conversion expense - conversion
notes payable	—	—	—	—	6,076	—	—	—	—	6,076
Net loss	—	—	—	—	—	—	(48,427)	—	(3)	(48,430)
Balance, August 31, 2011	129,062	$129	50,998,814	$50,999	$57,358,582	$(58,004,869)	$(48,427)	$—	$(3,461)	$(647,047)

The accompanying notes are an integral part of these consolidated financial statements

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(FORMERLY BESTNET COMMUNICATIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Since Reentering
			the Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2011	2010	2011
Operating activities:
Net loss	$(235,609)	$(743,198)	$(48,430)
Net loss from discontinued operations	—	2,822	—

Net loss from continuing operations	(235,609)	(740,376)	(48,430)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,471	1,418	338
Stock based compensation expense	464	—	—
Amortization of discount on notes payable and warrants	—	12,425	—
Induced conversion expense notes payable	6,076	413,840	6,076
Discounted stock issuance expense	—	123,334	—
Impairment loss	—	3,186	—
Issuance of stock and warrants for services	—	12,500	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,301	20,129	1,441
Prepaid commissions	—	2,691	—
Accounts payable and other accrued expenses	8,732	(105,667)	(34,386)
Accrued interest payable - related parties	18,240	16,338	4,812
Accrued interest payable	11,787	15,088	2,942

Net operating cash flows - continuing operations	(178,538)	(225,094)	(67,029)

Net operating cash flows - discontinued operations	—	(2,255)	—

Net cash used in operating activities	(178,538)	(227,349)	(67,029)

Investing activities:
Purchase of property and equipment	—	(568)	388

Net investing cash flows - continuing operations	—	(568)	388

Net investing cash flows - discontinued operations	—	2,150	—

Net cash used in investing activities	—	1,582	388

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	50,000	—
Proceeds from issuance of notes payable - related parties	75,000	25,000	15,000
Proceeds from conversion of units	—	6,820	—
Proceeds from the issuance of common stock	175,000	200,000	100,000
Repayment of notes payable	(8,078)	(46,200)	(1,848)
Repayment of notes payable - related parties	(60,661)	—	(36,991)
Repayment of convertible notes payable	(2,252)	—	(2,252)

Net cash provided by financing activities - continuing operations	179,009	235,620	73,909

Net increase (decrease) in cash and cash equivalents	471	9,853	7,268

Cash and cash equivalents, beginning of period	10,596	743	3,799

Cash and cash equivalents, end of period	$11,067	$10,596	$11,067

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(FORMERLY BESTNET COMMUNICATIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information (continued):

			Cumulative
			Since Reentering
			the Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2011	2010	2011

Cash paid during the year for:

Interest	$8,675	$738	$4,266
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for fiscal 2010 and fiscal 2009. Such costs are expensed when incurred.

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

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. Basic and diluted earnings per share for the years ended August 31, 2011 and 2010 are as follows:

			Cumulative
			Since Reentering
			the Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2011	2010	2011
Net loss attributable to common shareholders
Continuing operations	$(235,596)	$(740,376)	$(48,427)
Discontinued operations	—	(2,822)	—
	$(235,596)	$(743,198)	$(48,427)
Weighted average shares outstanding	47,915,734	45,641,832	49,999,206
Loss per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	$—	$(0.00)	$(0.00)
	$(0.00)	$(0.02)	$(0.00)

Due to the net losses during the fiscal 2011 and 2010, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of August 31, 2011 and 2010:

	For the Year Ended
	August 31,	August 31,
	2011	2010
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	64,531	130,881
Convertible notes payable	1,695,959	525,354
Options	297,085	733,333
Warrants	-	-

Total potentially dilutive securities	2,057,575	1,389,568

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2011 and prior to achieving breakeven.

As of the date of this report, we will need approximately $250,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable as well as funding either of the joint ventures described in Note 9. This funding will allow us to maintain basic operations and to bring our public filings current and keep them current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect our ability to continue as a going concern. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

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

NOTE 4 - DISCONTINUED OPERATIONS

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

The expenses shown below are part of the discontinued operations of our Oncosphere business.

	For the Year Ended
	August 31,	August 31,
	2011	2010
Operating expenses:
General and administrative	$—	$255
Depreciation and amortization	—	2,669
Total operating expenses	—	2,924
Loss from operations	—	(2,924)
Other income (expense):
Total other income (expense)	—	(212)
Loss from discontinued operations	—	(3,136)
Gain on disposal of discontinued operations	—	—
Loss from discontinued operations	—	(3,136)
Less loss attributable to noncontrolling interest	—	(314)
Net loss from discontinued operations	$—	$(2,822)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at August 31, 2011 and 2010:

	August 31,	August 31,
	2011	2010
Computer equipment	$8,939	$8,939
Software	7,876	7,876
Equipment	5,231	5,231
Total property and equipment at cost	22,042	22,046
Less: accumulated depreciation and amortization	(21,682)	(20,211)
	$364	$1,835

For fiscal 2011 and 2010, depreciation expense from continuing operations related to property and equipment is $1,471 and $1,418, respectively. No amount included in the above accumulated depreciation and amortization balances of $21,682 and $20,211 relates to capitalized software.

NOTE 6 - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was previously approved by a majority of the Company’s shareholders on March 24, 2011.

Convertible notes payable consist of the following as of August 31, 2011 and August 31, 2010:

	August 31,	August 31,
	2011	2010
12.0% convertible note due March 31, 2012	$—	$2,712
8.0% convertible notes due March 31, 2012	125,000	125,000
6% convertible note due November 30,, 2011	25,000	25,000
Total unsecured convertible notes payable	150,000	152,712
Less: Current portion	(150,000)	(25,000)
Long-term portion	$—	$127,712

The following is a summary of future minimum payments on convertible notes payable as of August 31, 2011:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2012	$150,000

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

On September 7, 2007, the Company issued to Stanley Schloz, a former member of the Company’s Board of Directors, a convertible promissory note for bridge financing in the principal amount of $150,000. This note bears interest at a rate of 12% and is payable monthly. Prior to fiscal 2009, $100,000 in principal was repaid and $50,000 in principal was converted into common stock. Mr. Schloz elected to extend $2,712 in accrued interest until March 31, 2012 which is convertible at $0.60 per share. In July 2011, the board of directors approved the reduction of the conversion price of this note to $0.04 per share to induce conversion of the note. On July 18, 2011, Mr. Schloz converted the principal and accrued interest in the amount of $3,720 into 92,998 shares of common stock.

On December 29, 2009, the Company issued a 60-Day Convertible promissory note in the principal amount of $25,000 to a non-related accredited investor who was not related to the Company. This convertible note bears interest at 6% and is convertible into the Company’s common stock at $0.08 per share. The Company recognized a beneficial conversion feature in the amount of $12,500 in connection with the issuance of this note. This note has been extended several times and is currently due November 30, 2011. See Note 15 – Subsequent Events for further information on this note.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2011	2010

6.0% convertible note due March 31, 2012 (1)	$235,025	$235,025

Outstanding unsecured related party convertible notes payable	$235,025	$235,025

(1) Note Due 3/31/12 payable to former CEO who resigned 4/1/09

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

RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2011	2010
6.00% note payable due November 30, 2011 (1)	$25,000	$25,000
6.00% note payable due November 30, 2011 (1)	25,000	25,000
6.00% note payable due November 30, 2011 (1)	20,000	—
		—

Outstanding unsecured related party convertible notes payable	$70,000	$50,000

(1) Note payable to Anthony Silverman, the Company's President and CEO

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bears an interest rate of 6%. This note has been subsequently extended to November 30, 2011. On February 1, 2011, the Company paid accrued interest of $2,084 to Mr. Silverman. On July 11, 2011, the Company paid accrued interest of $616 to Mr. Silverman. See Note 15 – Subsequent Events for further information on this note.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bears an interest rate of 6%. This note has been subsequently extended to November 30 2011. On February 1, 2011, the Company paid accrued interest of $1,410 to Mr. Silverman. On July 11, 2011, the Company paid accrued interest of $616 to Mr. Silverman. See Note 15 – Subsequent Events for further information on this note.

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bears an interest rate of 6%. This note has been subsequently extended to November 30, 2011. On February 1, 2011, the Company paid accrued interest of $151 to Mr. Silverman. On July 22, 2011, the Company paid accrued interest of $493 to Mr. Silverman. See Note 15 – Subsequent Events for further information on this note.

On January 20, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bears an interest rate of 6%. This note was repaid on February 19, 2011 along with $26 in accrued interest.

On April 26, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was repaid on July 11, 2011 along with $125 in accrued interest.

On May 26, 2011, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was repaid on July 11, 2011 along with $76 in accrued interest.

On June 15, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $15,000. The note bears an interest rate of 6%. This note was repaid on July 11, 2011 along with accrued interest.

OTHER NOTES PAYABLE:

On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and is due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010. This note was paid in full on July 31, 2011.

NOTE 7 - STOCKHOLDERS' EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of August 31, 2011 and August 31, 2010, there were 129,062 and 261,762 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 129,062 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

		Number of		Weighted Avg
	Preferreds	Common Shares	Proceeds if	Per Common Sh
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2009	295,862	147,931	$59,172	$0.40

Expired/Retired	—	—	—	$—
Converted	(34,100)	(17,050)	(6,820)	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2010	261,762	130,881	$52,352	$0.40

Expired/Retired	(132,700)	(66,350)	(26,540)	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, May 31, 2011	129,062	64,531	$25,812	$0.40

Our Board of Directors authorized the separation of the Units into their component parts in July 2004, February 2005, April 2008, March 2010 and July 2011. The table below describes the proceeds received for the conversion of preferred shares into common stock:

Date of Conversion	Proceeds from Conversion	Further Description and Remarks
July-August 2004	$487,523	During July and August 2004, holders of 2,437,614 Units contributed $487,523 to convert 2,437,614 shares of Series A. Convertible Preferred stock into 4,875,228 shares of common stock.
February 2005	$230,393	During February 2005, holders of 1,151,967 Units contributed $230,393 to convert 1,151,967 shares of Series A. Convertible Preferred stock into 2,303,934 shares of common stock.
April/June 2008	$29,460	During April and June 2008, holders of 147,300 Units contributed $29,460 to convert 147,300 shares of Series A. Convertible Preferred stock into 294,600 shares of common stock.
March/April 2010	$6,820	During March and April 2010, holders of 34,100 Units contributed $6,820 to convert 34,100 shares of Series A. Convertible Preferred stock into 68,200 shares of common stock.
July 2011	$0	During July 2011, holders of 132,700 Units elected to relinquish conversion of 132,700 shares of Convertible Preferred stock as part of splitting their Units.

SUBSCRIBED COMMON STOCK:

As of August 31, 2011 and 2010, there were no shares of subscribed stock issuable.

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

Date of Sale	Proceeds from Sale	Further Description and Remarks
September 30, 2009	$25,000	On September 30, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
November 3, 2009	$25,000	On November 3, 2009, the Company sold 1,250,000 (pre-split) shares of common stock to a non-related accredited investor at $0.02 per share.
February 1, 2010	$25,000	On February 1, 2010, the Company sold 1,000,000 (pre-split) shares of common stock to a non-related accredited investor at $0.025 per share.
April 16, 2010	$50,000	On April 16, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
May 13, 2010	$25,000	On May 13, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
June 17, 2010	$25,000	On June 17, 2010, the Company sold 833,333 (pre-split) shares of common stock to a non-related accredited investor at $0.03 per share.
August 11, 2010	$25,000	On August 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
July 05, 2011	$100,000	On January 18, 2011, the Company sold 2,500,000 (post-split) shares of common stock to a non-related accredited investor at $0.04 per share.

During the year ended August 31, 2011 and 2010, we recognized nil and $123,334 of financing expense related to the sales of discounted stock to non-related accredited investors.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. On February 27, 2009, the value of the noncontrolling interest was $212. As of August 31, 2011, $3,673 net loss was attributable to the noncontrolling interest.

WARRANTS:

The Company had no outstanding warrants at August 31, 2011 or 2010.

Additional information relative to our warrants outstanding at August 31, 2011 is summarized as follows:

Weighted Avg
	Number	Exercise Price
Outstanding, August 31, 2009	3,690,832	$0.50
Expired/Retired	(3,690,832)	$0.50
Exercised	—	$—
Issued	—	$—
Outstanding, August 31, 2010	—	$—

Expired/Retired	—	$—
Exercised	—	$—
Issued	—	$—
Outstanding, August 31, 2011	—	$—

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

During the fiscal years ended August 31, 2011 and 2010, we granted 53,750 and zero options from the stock incentive plans described above, respectively. During the fiscal years ended August 31, 2011 and 2010, zero options were exercised, respectively; 268,750 and zero options were forfeited, respectively; and 221,250 and 20,215 options were expired, respectively. During the fiscal years ended August 31, 2011 and 2010, $465 and $0 was expensed as stock based compensation, respectively. Additional information relative to our employee options outstanding at August 31, 2011 is summarized as follows:

			Weighted
	Number of		Average
	Options Granted	Option Price Per Share	Exercise Price Per Share

Outstanding, August 31, 2009	753,550	$0.66 - $29.50	$2.20
Granted	—	—	—
Exercised	—	—	—
Cancelled	(20,215)	$1.20 - $29.50	8.85
Outstanding, August 31, 2010	733,335	$0.66 - $5.32	$2.02
Granted	53,750	$0.12	0.12
Exercised	—	—	—
Cancelled	(490,000)	$0.17 - $1.33	2.16
Outstanding, August 31, 2011	297,085	$0.17 - $1.29	$1.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2011.

	Options	Options
	Outstanding	Exercisable
Number of options	297,085	297,085
Aggregate intrinsic value of options	$—	$—
Weighted average remaining contractual term (years)	2.82	2.82
Weighted average exercise price	$1.43	$1.43

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

	Year Ended August 31,
	2011	2010
Volatility	239%	—
Risk free rate	2.63%	$—
Expected dividends	$—	—
Expected term (in years)	7	$—

No options were issued in Fiscal 2010

We have 6,362,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of August 31, 2011. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

ASC 718 requires modification of the terms or conditions of an equity award is to be treated as an exchange of the original award for a new award. This event is accounted for as if the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. During fiscal 2011 we granted 53,750 options to current board members in exchange for the retirement of 268,750 stock options. Due to this stock option modification, the Company recorded $465 in stock based compensation expense. During fiscal 2010, we did not grant any options to employees or members of our Board of Directors.

NOTE 8 - JOINT VENTURE

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

WatchMe Profile Media Services, Inc.

On February 4, 2011, we entered into a Pre-Incorporation Agreement with Mr. Melvin Brown, of Gilbert, Arizona, providing for our joint entry into a new business enterprise. The Pre-Incorporation Agreement is subject to the condition that we provide a minimum of $150,000 in cash to fund the new enterprise not later than May 30, 2011. On April 2, 2011, an amendment to the Pre-Incorporation Agreement was signed to extend the funding requirement date. These funds are not now available and we will seek to obtain them from investors. There are presently no agreements providing for such investments and no assurance that they can be obtained. Even if the funds are obtained, however, there is no assurance of any success in the conduct of the new enterprise. In addition to the receipt of funds of $150,000, the Pre-Incorporation Agreement is subject to a series of agreements with Mr. Brown. On July 6, 2011, the Pre-Incorporation Agreement, executed in February, 2011, that we had entered into with Mr. Melvin Brown, of Gilbert, Arizona was terminated because we were not successful in meeting our agreement to provide certain funding for the new “WatchMe” enterprise.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES:

In an effort to streamline costs, we do not have a main corporate office. Our Chief Executive Officer works out of him home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records out of his home in Grand Rapids, Michigan. Currently we have no monthly lease requirements. We had no rent expense under operating leases in fiscal 2011 or 2010. There are no future minimum lease payments on these operating leases as of August 31, 2011.

EMPLOYMENT AGREEMENTS:

Currently there are no employment agreements as of August 31, 2011.

CONSULTING CONTRACT

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. These consulting agreements have been extended for additional six month periods through August 31, 2011 at the same hourly rate. During the fiscal 2011 and fiscal 2010, we incurred an expense of $82,600 and $73,920 respectively, under these agreements.

NOTE 10 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During fiscal 2011 and 2010, the Company entered into financing agreements with related parties of the Company. Please see Note 6 for further descriptions of these transactions.

NOTE 11 - RETIREMENT PLAN

Currently, the Company does not have a retirement plan in place.

NOTE 12 - INCOME TAXES

As of August 31, 2011, the Company has federal net operating loss carryforwards totaling approximately $30,800,000. Currently there are no state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2031. The Company does not have any current state net operating loss carryforwards. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740 – Income Taxes, the Company performed a review of its material tax positions. At the adoption date of ASC 740, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of August 31, 2011 and 2010, the Company had no accrued interest and penalties related to uncertain tax positions. The Company is primarily subject to U.S. and Michigan income taxes. The tax years 2008 to current remain open to examination by U.S. federal and state tax authorities.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

The income tax benefit for the years ended August 31, 2011 and 2010 is comprised of the following amounts:

	2011	2010
Current:	$—	$—

Deferred:
Federal	(322,000)	124,000
State	—	—
	(322,000)	124,000
Valuation Allowance	322,000	(124,000)
	$—	$—

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

	2011	2010
Statutory tax rate	34.0%	34.0%
State income taxes	—	—
Change in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets (liabilities) are as follows:

	2011	2010
Deferred tax assets (liabilities):
Property and equipment	$—	$—
Intangible assets	—	—
Other	—	—
Net operating loss carryforward	10,486,000	10,808,000
	10,486,000	10,808,000
Valuation allowance	(10,486,000)	(10,808,000)
	$—	$—

ASC 740 - Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $10,486,000 valuation allowance as of August 31, 2011 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The decrease in the valuation allowance for the current year is $322,000.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact on our financial condition or results of operations.

NOTE 14 - STATEMENTS OF CASH FLOWS

During fiscal 2011 and 2010, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For fiscal 2011, these non-cash investing and financing activities are summarized as follows:

Amount
During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011	3,720
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011	6,076
On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010. This note was paid in full during fiscal 2011	8,078
Total non-cash transactions from investing and financing activities	$17,874

For fiscal 2010, these non-cash investing and financing activities are summarized as follows:

Amount
The Company recognized a discount on the Convertible Promissory Notes issued to many accredited investors (See Note 10). This discount is related to warrants and beneficial conversion feature issued in connection with these notes	$12,500
The Company recognized $198,334 of discounted stock issuance expense in connection with the sales of its common stock during fiscal 2010 to funds its operations	123,334
During fiscal 2010, the Company converted $1,207,675 of principal and accrued interest into 24,153,499 shares of its common stock. These shares were issued in November 2009 and January 2010	2,048,553
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2010	413,840
On October 31, 2009, the Company entered into a note payable agreement to finance $19,200 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $2,214, including principal and interest, beginning on December 1, 2009. This note was paid in full during fiscal 2010	19,200
Total non-cash transactions from investing and financing activities	$2,617,427

NOTE 15 - SUBSEQUENT EVENTS

On September 1, 2011, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2011.

On October 5, 2011, the Company’s Board of Directors authorized the reduction of the per share conversion price on a $25,000 convertible promissory note of the Company held by an non-affiliate from $0.08 to $0.04 to induce the holder to convert that note. On October 6, 2011, that holder elected to convert the principal amount of the note plus accrued interest of $402.75 into 635,069 shares of the Company’s common stock.

On October 6, 2011, the Company issued a convertible promissory note in principal amount of $70,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bears interest at 6% per annum and is convertible into the Company's common stock at $0.04 per share. On the same date, Mr. Silverman elected to convert this note plus accrued interest of $1,127.70 into 1,778,193 shares of the Company’s Common Stock.

On October 7, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bears interest at 6% per annum and is convertible into the Company’s common stock at $0.04 per share.

On October 19, 2011, the Company sold 625,000 shares of its common stock to a non-related accredited investor at $0.04 per share. The sale resulted in gross proceeds to the Company of $25,000.

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and is due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011. In light of the material weakness set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weakness described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Oncologix Tech’s CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Oncologix’s internal controls were designed to provide reasonable assurance as to the reliability of Oncologix’s financial reporting and the preparation o fthe consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States, as well as to safeguard assets from unauthorized use of disposition.

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

Oncologix’s CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we concluded that Oncologix did not maintain effective internal control over financial reporting as of August 31, 2011. The material weaknesses are as follows:

•                     We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training to analyze, review and monitor the accounting of our financial transactions. All accounting and financial transactions are currently recorded by our principal financial officer and sole employee.   However, it is to be noted that during the period covered by this Report, we had no revenue producing operations or related expenses. Our current expenses primarily include our principal financial officer’s wages, transfer agent fees, accounting fees, legal fees, insurance premiums and other expenses necessary to maintain our current status with our SEC filings. We do not expect revenue producing operations to commence until such time as we are able to fulfill our plans to conduct business operations with IUTM (as initially described in our Current Report on Form 8-K filed on March 4, 2009) As previously reported, this plan is contingent on our ability to raise funds to finance the operations.

•                     Oncologix lacks the necessary corporate accounting resources to maintain adequate segregation of duties.  We currently rely heavily on our only employee, our principal financial officer, for almost every key financial duty and he has access to all of the Company’s financial information.  Such a lack of segregation of duties is typical in a company with limited resources.  Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

•                     In addition, we have a lack of a functioning Audit Committee as we only have one independent director is not considered a Financial Expert within the meaning of Section 407 of the Sarbanes-Oxley Act. Currently, our Board of Directors acts as the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors, and executive officers, their ages and all offices and positions held. Directors are elected and serve thereafter until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors. The information is presented as of November 4, 2011:

Name	Age	Position held with Company
Anthony Silverman	68	Chief Executive Officer, President and Director
Michael Kramarz	42	Chief Financial Officer
Barry Griffith	43	Director
Judy Lindstrom	67	Chief Executive Officer, Director, of Oncologix Corporation, our subsidiary
Steven Kurtzman, MD	49	Director, Oncologix Corporation, our subsidiary

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

MICHAEL A. KRAMARZ has served as Chief Financial Officer of the Company since July 15, 2004. Mr. Kramarz was first employed by the Company in September 2002, as its Controller. Mr. Kramarz is responsible for all financial statement, accounting and tax functions. From 1995 to 2002, Mr. Kramarz was employed as Accounting Manager for Assurant Group, where he was responsible for the accounting and payroll functions for two inbound call centers. In addition, Mr. Kramarz was responsible for quarterly consolidations into the parent company. From 1992 to 1995, Mr. Kramarz was a staff accountant at VandenToorn & Associates CPA firm where his was responsible for compilations and reviews of financial statements, as well as tax return preparation. Mr. Kramarz holds a Certified Management Accountant Designation (CMA) and a Certified Public Accountant Designation (CPA). Mr. Kramarz holds a Bachelor of Science and Business Administration in Accounting from Aquinas College and a Masters in the Science of Taxation from Grand Valley State University.

BARRY GRIFFITH has been a director of the company since December of 2004. Mr. Griffith brings 20 years of early stage and upstart medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is founder and principal of The Bench which is and executive search firm within the medical device industry  based out of Newport Beach Ca. Prior to that, he was Director of Sales with Cardiovascular Systems, Inc., Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray.

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

Item 11. Executive Compensation

The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2011 and 2010 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus ($)	Stockawards($)	Option awards($)	Nonequity incentive plan compensation($)	Non-qualified deferred compensation earnings($)	All Other compensation($)	All Other Total($)

Michael A. Kramarz	2011	$82,600	$—	$—	$—	$—	$—	$—	$82,600
Chief Financial Officer (1)	2010	$73,920	$—	$—	$—	$—	$—	$—	$73,920

(1)     Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. Effective January 1, 2008, Mr. Kramarz has been serving as Chief Financial Officer and is being compensated on a consulting basis.

EMPLOYMENT AGREEMENTS

In September 2009, the company entered into a six month consulting agreement with its Chief Financial Officer, Michael Kramarz. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. The Company entered into another six month consulting contract with Mr. Kramarz on March 1, 2010 at an hourly rate of $70. Mr. Kramarz previously had similar consulting agreements for fiscal 2009. During the fiscal 2011 and 2010, we incurred an expense of $82,600 and $73,920, respectively, under these agreements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option awards					Stock awards
Name and Principal Position	Number of securities underlying unexercised options(#) Exercisable	Number of securities underlying unexercised options(#)-Unexercisable	Equity incentive plan awards: number of securities underlying unexercised Options (#)	Option exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units or stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Anthony Silverman	3,500	—	—	$0.12	01/07/18	—	$—	—	$—
CEO & President as of
April 1, 2009

Judy Lindstrom	5,000	—	—	$0.12	01/07/18	—	$—	—	$—
Former CEO & President
Resigned April 1, 2009

Michael A. Kramer	12,750	—	—	$0.12	01/07/18	—	$—	—	$—
Chief Financial Officer

 Options Grants

 During fiscal 2011 we granted 53,750 options to current board members in exchange for the retirement of 268,750 stock options. No options were granted to any members of our Board of Directors during fiscal 2010.

Option Exercise

There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2011 or 2010.

DIRECTOR COMPENSATION

Non-qualified
	Fees earned			Nonequity	deferred
Name and Principal	or paid in	Stock	Option	incentive plan	compensation	All Other	All Other
Position	cash ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Barry Griffith	$—	$—	$—	$—	$—	$—	$—

Dr. Steven Kurtzman	$—	$—	$—	$—	$—	$—	$—

Anthony Silverman	$—	$—	$—	$—	$—	$—	$—

Judy Lindstrom	$—	$—	$—	$—	$—	$—	$—

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. The board of directors elected to waive the annual options due for fiscal years 2010 and 2009. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

Since suspension of its research operations on December 31, 2007, no compensation has been paid to any members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 4, 2011, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:

	Name and Address	Amount and Nature		Percent
Title of Class	of Beneficial Owner (2)	of Beneficial Owner (1)		of Class (1)(3)

Common Stock	Anthony Silverman	4,446,213	(4)	8.23%

Common Stock	Michael Kramarz	12,750	(5)	0.02%

Common Stock	Judy Lindstrom	5,000	(6)	0.01%

Common Stock	Barry Griffith	34,000	(7)	0.06%

Common Stock	Steven Kurtzman, MD	50,000	(8)	0.09%

Common Stock	All directors and executive officers group	4,547,963		8.40%

Less than 1%

(1)     Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.

(2)     A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 4, 2011, through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.

(3)     The amounts and percentages in the table are based upon 54,037,076 shares of Common Stock outstanding as of November 4, 2011

(4)     Includes 3,500 shares subject to vested options, direct ownership of 4,442,713 shares

(5)     Includes 12,750 shares subject to vested options.

(6)     Includes 5,000 shares subject to vested options.

(7)     Includes 20,000 shares subject to vested options and 9,000 shares of stock underlying units held.

(8)     Includes 50,000 shares subject to vested options.

(9)     Includes direct ownership of 4,442,713 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bears an interest rate of 6%. This note has been subsequently extended to November 30, 2011. On February 1, 2011, the Company paid accrued interest of $2,084 to Mr. Silverman. On July 11, 2011, the Company paid accrued interest of $616 to Mr. Silverman. See Note 15 – Subsequent Events for further information on this note.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bears an interest rate of 6%. This note has been subsequently extended to November 30 2011. On February 1, 2011, the Company paid accrued interest of $1,410 to Mr. Silverman. On July 11, 2011, the Company paid accrued interest of $616 to Mr. Silverman. See Note 15 – Subsequent Events for further information on this note.

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bears an interest rate of 6%. This note has been subsequently extended to November 30, 2011. On February 1, 2011, the Company paid accrued interest of $151 to Mr. Silverman. On July 22, 2011, the Company paid accrued interest of $493 to Mr. Silverman. See Note 15 – Subsequent Events for further information on this note.

On January 20, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bears an interest rate of 6%. This note was repaid on February 19, 2011 along with $26 in accrued interest.

On April 26, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was repaid on July 11, 2011 along with $125 in accrued interest.

On May 26, 2011, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was repaid on July 11, 2011 along with $76 in accrued interest.

On June 15, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $15,000. The note bears an interest rate of 6%. This note was repaid on July 11, 2011 along with accrued interest.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2010	August 31, 2009

(i) Audit Fees	$10,290	$33,369
(ii) Audit Related Fees	$—	$—
(iii) Tax Fees	$—	$—
(iv) All Other Fees	$—	$12,105

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

ONCOLOGIX TECH, INC.

Date: November 30, 2011	By: /s/ Anthony Silverman
Name: Anthony Silverman
Title: Chief Executive Officer and President
Date: November 30, 2011	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony Silverman	Date: November 30, 2011
Anthony Silverman, Chief Executive Officer, President and Director

By: /s/ Michael A. Kramarz	Date: November 30, 2011
Michael A. Kramarz, Chief Financial Officer

By: /s/ Barry Griffith	Date: November 30, 2011
Barry Griffith, Director