Form 10-Q
period 2011-11-30
Oncologix Tech Inc.
filed 2012-01-13
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2011.

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

As of January 13, 2012, there were 54,037,076 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes    ☐  No   ☒

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2011	August 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,259	$11,067
Deposits and other assets	1,677	—
Prepaid expenses and other current assets	11,177	3,940

Total current assets	23,113	15,007

Property and equipment (net of accumulated depreciation
of $21,758 and $21,682)	289	364

Total assets	$23,402	$15,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$125,000	$150,000
Convertible notes payable - related parties (net of discount of $4,000 and $0)	241,025	235,025
Notes payable	7,207	—
Notes payable - related parties	—	70,000
Accounts payable and other accrued expenses	142,403	139,801
Accrued interest payable	35,041	32,803
Accrued interest payable - related parties	37,680	34,789

Total current liabilities	588,356	662,418

Total liabilities	588,356	662,418

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 129,062 shares issued and outstanding at
November 30, 2011 and August 31, 2011, respectively	129	129
Common stock, par value $.001 per share; 200,000,000 shares authorized;
54,037,076 and 50,998,814 shares issued and outstanding at
November 30, 2011 and August 31, 2011, respectively	54,037	50,999
Additional paid-in capital	57,582,478	57,358,582
Accumulated deficit prior to reentering development stage	(58,004,869)	(58,004,869)
Deficit accumulated during the development stage	(193,265)	(48,427)
Noncontrolling interest	(3,464)	(3,461)

Total stockholders' deficit	(564,954)	(647,047)

Total liabilities and stockholders' deficit	$23,402	$15,371

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

			Cumulative Since
			Reentering
			Development
	For the Three Months Ended		Stage on
	November 30,	November 30,	June 1,
	2011	2010	2011

Revenue	$—	$—	$—

Cost of Revenues	—	—	—

Gross margin	—	—	—

Operating expenses:
General and administrative	36,643	44,253	70,669
Depreciation and amortization	75	298	591

Total operating expenses	36,718	44,551	71,260

Loss from operations	(36,718)	(44,551)	(71,260)

Other income (expense):
Interest and finance charges	(2,701)	(5,515)	(5,701)
Interest and finance charges - related parties	(10,019)	(4,264)	(14,831)
Loss on conversion of notes payable - related parties	(70,000)	—	(70,000)
Induced conversion expense	(25,403)	—	(31,479)

Total other income (expense)	(108,123)	(9,779)	(122,011)

Loss from operations	(144,841)	(54,330)	(193,271)

Less loss attributable to noncontrolling interest	(3)	(3)	(6)

Net loss before income taxes	(144,838)	(54,327)	(193,265)

Income taxes	—	—	—

Net loss attributable to common shareholders	$(144,838)	$(54,327)	$(193,265)

Loss per common share, basic and diluted:	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	52,752,709	47,384,753

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

			Cumulative Since
			Reentering
			Development
	For the Three Months Ended		Stage on
	November 30,	November 30,	June 1,
	2011	2010	2011

Operating activities:
Net loss	$(144,841)	$(54,330)	$(193,271)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	75	298	591
Amortization of discount on notes payable and warrants	6,000	—	6,000
Loss on conversion of notes payable - related parties	70,000	—	70,000
Induced conversion expense notes payable	25,403	—	31,479

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	841	3,709	2,282
Deposits and other assets	(212)	—	(212)
Accounts payable and other accrued expenses	1,137	9,052	(33,249)
Accrued interest payable - related parties	4,019	4,263	8,831
Accrued interest payable	2,641	2,949	5,583

Net cash used in operating activities	(34,937)	(34,059)	(101,966)

Investing activities:
Purchase of property and equipment	—	—	388

Net cash used in investing activities	—	—	388

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	10,000	—	10,000
Proceeds from issuance of notes payable - related parties	—	—	15,000
Proceeds from the issuance of common stock	25,000	25,000	125,000
Repayment of notes payable	(871)	(868)	(2,719)
Repayment of notes payable - related parties	—	—	(36,991)
Repayment of convertible notes payable	—	—	(2,252)

Net cash provided by financing activities	34,129	24,132	108,038

Net increase (decrease) in cash and cash equivalents	(808)	(9,927)	6,460

Cash and cash equivalents, beginning of period	11,067	10,596	3,799

Cash and cash equivalents, end of period	$10,259	$669	$10,259

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2011.

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

Our correct mailing address is P.O. Box 8832, Grand Rapids, MI 49518-8832, telephone (616) 977-9933.

During May 2008, we determined to dispose of most of the assets related to the development of the Oncosphere.

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

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements for the three months ended November 30, 2011 and 2010 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through November 30, 2011, the Company has allocated $3,676 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three months ended November 30, 2011 and 2010. Such costs are expensed when incurred.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three months ended November 30, 2011 and 2010 are as follows:

	For the Three Months Ended
	November 30,	November 30,
	2011	2010

Net loss attributable to common shareholders	$(144,838)	$(54,327)

Weighted average shares outstanding	52,752,709	47,384,753

Loss per common share, basic and diluted:	$(0.00)	$(0.00)

Due to the net losses during the three months ended November 30, 2011 and 2010, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of November 30, 2011 and 2010:

	As of
	November 30,	November 30,
	2011	2010
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	64,531	130,882
Convertible notes payable	1,695,959	525,354
Options	297,085	733,333
Warrants	—	—

Total potentially dilutive securities	2,057,575	1,389,569

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2012 and prior to achieving breakeven.

As of the date of this report, we will need approximately $250,000 to fund operations for the next twelve (12) months, without regard to repaying any short-term convertible or non-convertible notes payable as well as funding either of the joint ventures described in Note 8. This funding will allow us to maintain basic operations and to keep our public filings current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding which may affect our ability to continue as a going concern. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

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

NOTE 4 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

Convertible notes payable consist of the following as of November 30, 2011 and August 31, 2011:

	November 30,	August 31,
	2011	2011

8.0% convertible notes due March 31, 2012	$125,000	$125,000

6% convertible note converted October 6, 2011	—	25,000

Total unsecured convertible notes payable	125,000	150,000

Less: Current portion	(125,000)	(150,000)

Long-term portion	$—	$—

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2009, the Company issued a 60-Day Convertible promissory note in the principal amount of $25,000 to a non-related accredited investor who was not related to the Company. This convertible note bears interest at 6% and is convertible into the Company’s common stock at $0.08 per share. The Company recognized a beneficial conversion feature in the amount of $12,500 in connection with the issuance of this note. This note has been extended several times and is currently due November 30, 2011. On October 5, 2011, the Company’s Board of Directors authorized the reduction of the per share conversion price of this note from $0.08 to $0.04. On October 6, 2011, the holder elected to convert the principal amount of the note plus accrued interest of $402.75 into 635,069 shares of the Company’s common stock. In accordance with the reduction of the conversion price, the Company recognized $25,403 in induced conversion expense

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	November 30,	August 31,
	2011	2010

6.0% convertible note due April 4, 2012, net of a discount of
$4,000 as of November 30, 2011	$6,000	$—

6.0% convertible note due March 31, 2012 (2)	235,025	235,025

Outstanding unsecured related party convertible notes payable	$241,025	$235,025

(1) Note payable to Anthony Silverman, the Company's President and CEO
(2) Note payable to former CEO who resigned 4/1/09

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

On October 6, 2011, the Company issued a convertible promissory note in principal amount of $70,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bears interest at 6% per annum and is convertible into the Company's common stock at $0.04 per share. On the same date, Mr. Silverman elected to convert this note plus accrued interest of $1,127.70 into 1,778,193 shares of the Company’s Common Stock. The company recognized a $70,000 loss upon the conversion of this note.

On October 7, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bears interest at 6% per annum and is convertible into the Company’s common stock at $0.04 per share. The Company recognized at $10,000 beneficial conversion feature upon the issuance of this note. During the three months ended November 30, 2011, $6,000 was expensed as interest and finance charges as a result of amortizing the discount from the beneficial conversion feature. This note was extended 90 days to April 4, 2012.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY NOTES PAYABLE:

	November 30,	August 31,
	2011	2011
6.00% note payable paid off October 6, 2011 (1)	$—	$25,000
6.00% note payable paid off October 6, 2011 (1)	—	25,000
6.00% note payable paid off October 6, 2011 (1)	—	20,000

Outstanding unsecured related party convertible notes payable	$—	$70,000

(1) Note payable to Anthony Silverman, the Company's President and CEO

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bears an interest rate of 6%. This note has been subsequently extended to July 6, 2011. On February 1, 2011, the Company paid accrued interest of $2,084 to Mr. Silverman. This note was paid off on October 6, 2011. This note was paid off with the issuance of a $70,000 convertible promissory note to Mr. Silverman.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bears an interest rate of 6%. This note has been subsequently extended to July 17, 2011. On February 1, 2011, the Company paid accrued interest of $1,410 to Mr. Silverman. This note was paid off on October 6, 2011. This note was paid off with the issuance of a $70,000 convertible promissory note to Mr. Silverman.

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bears an interest rate of 6%. This note has been subsequently extended to July 14, 2011. On February 1, 2011, the Company paid accrued interest of $151 to Mr. Silverman. This note was paid off on October 6, 2011. This note was paid off with the issuance of a $70,000 convertible promissory note to Mr. Silverman.

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

OTHER NOTES PAYABLE:

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and is due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.

	November 30,	August 31,
	2011	2011
8.99% note payable due July 31, 2011	$7,207	$—

Outstanding unsecured related party convertible notes payable	$7,207	$—

NOTE 5 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.  In January 2003, our Board of Directors authorized up to 4,500,000 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred stock has a par value of $0.001 and is convertible into one-half share of common stock in upon a cash payment by the holder to the Company of $0.40 per common share.  The Series A Convertible Preferred Stock is entitled to receive, in preference to the common stock, of noncumulative dividends, if declared by the Board of Directors, and a claim on the Company's assets upon any liquidation of the Company senior to the common stock.  These preferred shares are not entitled to voting rights. There are presently outstanding 129,062 shares of Series A Preferred Stock.

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of November 30, 2010 and August 31, 2011, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Number of		Weighted Avg
	Preferreds	Common Shares	Proceeds if	Per Common Sh
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2010	261,762	130,881	$52,352	$0.40

Expired/Retired	—	—	—	$—
Converted	(132,700)	(66,350)	(26,540)	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2011	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, November 30, 2011	129,062	64,531	$25,812	$0.40

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

SUBSCRIBED COMMON STOCK:

As of November 30, 2011 and August 31, 2011, there were no shares of subscribed stock issuable.

COMMON STOCK:

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
July 05, 2011	$100,000	On July 05, 2011, the Company sold 2,500,000 (post-split) shares of common stock to a non-related accredited investor at $0.04 per share.
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 (post-split) shares of common stock to a non-related accredited investor at $0.04 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of November 30, 2011, $3,676 cumulative net loss was attributable to the non-controlling interest.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

WARRANTS:

At November 30, 2011 and August 31, 2011, the Company did not have any outstanding warrants.

STOCK OPTIONS:

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

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

During the three months ended November 30, 2011 and 2010, we granted nil options from the stock incentive plans described above, respectively. During the three months ended November 30, 2011 and 2010, zero options were exercised, respectively; nil options were forfeited, respectively; and nil options were expired, respectively. During the three months ended November 30, 2011 and 2010, $0 and $0 was expensed as stock based compensation, respectively. Additional information relative to our employee options outstanding at November 30, 2011 is summarized as follows:

	Number of		Weighted Average
	Options	Option Price	Exercise Price
	Granted	Per Share	Per Share

Outstanding, August 31, 2010	733,335	$0.66 - $29.50	$2.20
Granted	53,750	0.12	0.12
Exercised	—	—	—
Cancelled	(490,000)	$0.17 - $1.33	2.16
Outstanding, August 31, 2011	297,085	$0.66 - $5.32	$2.02
Granted
Exercised	—	—	—
Cancelled	—		—
Outstanding, November 30, 2011	297,085	$0.17 - $1.29	$1.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2011.

	Options	Options
	Outstanding	Exercisable
Number of options	297,085	297,085
Aggregate intrinsic value of options	$—	$—
Weighted average remaining contractual term (years)	2.57	2.57
Weighted average exercise price	$1.43	$1.43

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have 6,362,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of November 30, 2011. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

On September 1, 2011, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2011. During the three months ended November 30, 2011 and 2010, we incurred an expense of $19,600 and $23,310 respectively, under these agreements.

NOTE 7 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During fiscal 2012 and 2011, the Company entered into financing agreements with related parties of the Company. Please see Note 4 for further descriptions of these transactions.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STATEMENT OF CASH FLOWS

For the three months ended November 30, 2011, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 6, 2012, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$ 25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,403
On October 6, 2012, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2012.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2012. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2010. This note was paid in full during fiscal 2011.	8,078

Total non-cash transactions from investing and financing activities.	$ 210,012

For the three months ended November 30, 2010, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010. This note was paid in full during fiscal 2011.	$ 8,078

Total non-cash transactions from investing and financing activities.	$ 17,874

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the period since reentering the development stage on June 1, 2011 to November 30, 2011, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 6, 2012, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$ 25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,403
On October 6, 2012, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2012.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2012. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2010. This note was paid in full during fiscal 2011.	8,078

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076

Total non-cash transactions from investing and financing activities.	$ 219,808

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On January 5, 2012, the Company’s CEO and President, Anthony Silverman, agreed to extend his $10,000 convertible promissory note to April 4, 2012.

On December 26, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bears interest at 6% per annum and is convertible into the Company’s common stock at $0.04 per share. There was no beneficial conversion feature recognized upon the issuance of this note.

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

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2011.

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

Our new mailing address is P.O. Box 8832, Grand Rapids, MI 49518-8832, telephone (616) 977-9933.

During May 2008, we determined to dispose of most of the assets related to the development of the Oncosphere.

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

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information have been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

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

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2011 TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2010

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead.

General and administrative expense decreased to $36,343 during the three-month period ended November 30, 2011, from $44,253, a decrease of 17% or $7,610 in the comparable period in fiscal 2011. Payroll and related expenses decreased to $21,158 during the three-month period ended November 30, 2011, from $25,093 in the comparable period in fiscal 2011, due primarily to decreased hours from our CFO in preparation of the information necessary for our annual audit and filing of our 10K. Accounting expense increased to $7,046 during the three-month period ended November 30, 2011, from $5,040 in the comparable period in fiscal 2011, as a result of increased audit fees from our registered accounting firm. Insurance expense decreased to $2,655 during the three-month period ended November 30, 2011, from $5,046 in the comparable period in fiscal 2011, due primarily to a less expensive Directors and Officers Insurance policy as a result of being current with our SEC filings. Outside services decreased to $803 during the three-month period ended November 30, 2011, from $2,345 in the comparable period in fiscal 2011 primarily due to extending the time to file our 10-K.

Depreciation and Amortization

Depreciation and amortization decreased to $75 during the three-month period ended November 30, 2011, from $289 in the comparable period in fiscal 2011. The decrease in depreciation and amortization was the result of impairing the value of our software assets at the end of fiscal 2011.

Interest Income

There was no reportable interest income during the three-month period ended November 30, 2011 or 2010.

Interest and Finance Charges

Interest and finance charges decreased to $2,702 for the three-month period ended November 30, 2011, from $5,515, a decrease of 51% or $2,813 for the comparable period in fiscal 2011. The decrease is primarily attributable to no finders’ fees paid with funds raised in fiscal 2012.

Interest and finance charges – related parties increased to $10,019 for the three-month period ended November 30, 2011, from $4,264, an increase of over 100% or $5,755 for the comparable period in fiscal 2011. The increase is primarily attributable to amortization of a discount related to beneficial conversion feature recorded in the issuance of a related party convertible promissory note to the Company’s CEO in fiscal 2012.

A summary of interest and finance charges is as follows:

			Cumulative Since
			Reentering
			Development
	For the Three Months Ended		Stage on
	November 30,	November 30,	June 1,
	2011	2010	2011

Interest expense on non-convertible notes	$61	$67	$83
Interest expense on non-convertible notes - related parties	$414	$748	$1,672
Interest expense on convertible notes payable	2,641	2,948	5,582
Interest expense on convertible notes payable - related parties	3,604	3,516	7,159
Amortization of note payable discounts - related parties	6,000	—	76,000
Other interest and finance charges	—	2,500	36

Total interest and finance charges	$12,720	$9,779	$90,532

Induced Conversion Expense

Induced conversion expense increased to $25,403 for the three-month period ended November 30, 2011, from $0, an increase of more than 100% for the comparable period in fiscal 2011. The increase was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012, as a result of reducing the conversion price from $0.08 to $0.04 per share for these conversions.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $70,000 for the three-month period ended November 30, 2011, from $0, an increase of more than 100% for the comparable period in fiscal 2011. The increase was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012 at below market value.

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

On November 30, 2011, we had cash and cash equivalents of $10,259. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of November 30, 2011, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible
01/05/2012 (1)	6.00%	$10,000	$148	$10,148	Convertible at $0.04 per share
3/31/2012 (2)	6.00%	235,025	42,304	277,329	Convertible at $0.20 per share
3/31/2012	8.00%	125,000	38,384	163,384	Convertible at $0.60 per share

		$370,025	$80,836	$450,861

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2011 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of November 30, 2011. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

October 11, 2010	$25,000	On October 11, 2010, the Company sold 1,666,667 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 3,333,333 (pre-split) shares of common stock to a non-related accredited investor at $0.015 per share.
July 05, 2011	$100,000	On July 05, 2011, the Company sold 2,500,000 (post-split) shares of common stock to a non-related accredited investor at $0.04 per share.
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 (post-split) shares of common stock to a non-related accredited investor at $0.04 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits. Description

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS    XBRL Instance Document.

101.SCH   XBRL Taxonomy Extension Schema Document

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF   XBRL Taxonomy Definition Linkbase Document

101.LAB   XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 2012	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer

