Form 10-Q
period 2012-05-31
Oncologix Tech Inc.
filed 2012-07-16
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended May 31, 2012.

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

(616) 977-9933

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐ Accelerated Filer ☐

Non-accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of June 30, 2012, there were 55,287,076 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,
	2012	August 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 7,139	$ 11,067
Prepaid expenses and other current assets	5,496	3,940

Total current assets	12,635	15,007

Property and equipment (net of accumulated depreciation
of $8,821 and $21,682)	1,576	364

Total assets	$ 14,211	$ 15,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$ -	$ 150,000
Convertible notes payable - related parties (net of discount of $0 and $0)	-	235,025
Notes payable	1,842	-
Notes payable - related parties	20,000	70,000
Accounts payable and other accrued expenses	141,664	139,801
Accrued interest payable	40,055	32,803
Accrued interest payable - related parties	44,778	34,789

Total current liabilities	248,339	662,418

Long-term liabilities:
Convertible notes payable - (net of discount of $0 and $0)	125,000	-
Convertible notes payable - related parties (net of discount of $0 and $0)	235,025	-

Total long-term liabilities	360,025	-

Total liabilities	608,364	662,418

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 129,062 shares issued and outstanding at
May 31, 2012 and August 31, 2011, respectively	129	129
Common stock, par value $.001 per share; 200,000,000 shares authorized;
55,287,076 and 50,998,814 shares issued and outstanding at
May 31, 2012 and August 31, 2011, respectively	55,287	50,999
Additional paid-in capital	57,631,227	57,358,582
Accumulated deficit prior to reentering development stage	(58,004,869)	(58,004,869)
Deficit accumulated during the development stage	(272,455)	(48,427)
Noncontrolling interest	(3,472)	(3,461)

Total stockholders' deficit	(594,153)	(647,047)

Total liabilities and stockholders' deficit	$ 14,211	$ 15,371

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011

					Cumulative Since
					Reentering
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage on
	May 31,	May 31,	May 31,	May 31,	June 1,
	2012	2011	2012	2011	2011

Operating expenses:
General and administrative	$ 29,533	$ 68,496	$ 98,743	$ 161,042	$ 132,769
Depreciation and amortization	95	318	355	954	871

Total operating expenses	29,628	68,814	99,098	161,996	133,640

Loss from operations	(29,628)	(68,814)	(99,098)	(161,996)	(133,640)

Other income (expense):
Interest and finance charges	(2,680)	(3,117)	(8,079)	(11,707)	(11,078)
Interest and finance charges - related parties	(3,671)	(4,679)	(21,350)	(13,429)	(26,162)
Loss on conversion of notes payable - related parties	-	-	(70,000)	-	(70,000)
Induced conversion expense	-	-	(25,402)	-	(31,479)
Loss on disposal of assets	-	-	(110)	-	(110)
Other expenses	-	-	-	(47)	-

Total other income (expense)	(6,351)	(7,796)	(124,941)	(25,183)	(138,829)

Loss from operations	(35,979)	(76,610)	(224,039)	(187,179)	(272,469)

Less loss attributable to noncontrolling interest	(4)	(4)	(11)	(10)	(14)

Net loss before income taxes	(35,975)	(76,606)	(224,028)	(187,169)	(272,455)

Income taxes	-	-	-	-	-

Net loss attributable to common shareholders	$ (35,975)	$ (76,606)	$ (224,028)	$ (187,169)	$ (272,455)

Loss per common share, basic and diluted:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	55,132,185	48,405,661	54,102,304	47,915,734

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2012 AND 2011

			Cumulative
			Since Reentering
			the Development
	For the Nine Months Ended		Stage on
	May 31,	May 31,	June 1,
	2012	2011	2011
Operating activities:
Net loss	$ (224,039)	$ (187,179)	$ (272,469)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	355	954	871
Loss on disposal of property and equipment	110	-	110
Stock based compensation	-	464	-
Amortization of discount on notes payable and warrants	10,000	-	10,000
Loss on conversion of notes payable - related parties	70,000	-	70,000
Induced conversion expense notes payable	25,402	-	31,478

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,522	8,860	7,963
Accounts payable and other accrued expenses	1,863	43,118	(32,523)
Accrued interest payable - related parties	11,117	9,784	15,929
Accrued interest payable	7,655	8,845	10,597

Net cash used in operating activities	(91,015)	(115,154)	(158,044)

Investing activities:
Purchase of property and equipment	(1,677)	(387)	(1,289)

Net cash used in investing activities	(1,677)	(387)	(1,289)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	20,000	-	20,000
Proceeds from issuance of notes payable - related parties	20,000	60,000	35,000
Proceeds from the issuance of common stock	75,000	75,000	175,000
Repayment of notes payable	(6,236)	(6,230)	(8,084)
Repayment of notes payable - related parties	-	(20,026)	(36,991)
Repayment of convertible notes payable	-	-	(2,252)
Repayment of convertible notes payable - related parties	(20,000)		(20,000)

Net cash provided by financing activities	88,764	108,744	162,673

Net increase (decrease) in cash and cash equivalents	(3,928)	(6,797)	3,340

Cash and cash equivalents, beginning of period	11,067	10,596	3,799

Cash and cash equivalents, end of period	$ 7,139	$ 3,799	$ 7,139

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

CONSOLIDATION

The consolidated financial statements for the nine months ended May 31, 2012 and 2011 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	5 to 10 years
Computer equipment	5 years
Equipment	5 to 10 years
Software	3 to 5 years

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through May 31, 2012, the Company has allocated $3,684 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the nine months ended May 31, 2012 and 2011. Such costs are expensed when incurred.

INCOME TAXES

The Company adopted the provisions of FASB ASC 740 - Income Taxes provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Income taxes are determined using the asset and liability method. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and nine months ended May 31, 2012 and 2011 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011

Net loss attributable to common shareholders	$ (35,975)	$ (76,606)	$ (224,028)	$ (187,169)

Weighted average shares outstanding	55,132,185	48,405,661	54,102,304	47,915,734

Loss per common share, basic and diluted:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Due to the net losses during the three and nine months ended May 31, 2012 and 2011, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of May 31, 2012 and 2011:

	As of
	May 31,	May 31,
	2012	2011
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	64,531	130,882
Convertible notes payable	1,383,459	525,354
Options	297,085	297,085
Warrants	-	-

Total potentially dilutive securities	1,745,075	953,321

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

NOTE 4 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2012 and August 31, 2011:

	May 31,	August 31,
	2012	2011

8.0% convertible notes due September 30, 2013	$ 125,000	$ 125,000

6% convertible note converted October 6, 2011	-	25,000

Total unsecured convertible notes payable	125,000	150,000
Less: Current portion	(125,000)	(150,000)

Long-term portion	$ -	$ -

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes were due May 7, 2008, bore interest at the rate of 8% per annum and were convertible into our common stock at a rate of $1.00. Eight of these notes were converted into common stock in fiscal

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012 and then extended to September 30, 2013. In conjunction with the initial extension, the conversion price was reduced to $0.60. As of May 31, 2012, the Company has accrued interest in the amount of $40,055.

On December 29, 2009, the Company issued a 60-Day Convertible promissory note in the principal amount of $25,000 to a non-related accredited investor. This convertible note bore interest at 6% and was convertible into the Company’s common stock at $0.08 per share. The Company recognized a beneficial conversion feature in the amount of $12,500 in connection with the issuance of this note. This note has been extended several times and was due November 30, 2011. On October 5, 2011, the Company’s Board of Directors authorized the reduction of the per share conversion price of this note from $0.08 to $0.04. On October 6, 2011, the holder elected to convert the principal amount of the note plus accrued interest of $403 into 635,069 shares of the Company’s common stock. In accordance with the reduction of the conversion price, the Company recognized $25,402 in induced conversion expense

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	May 31,	August 31,
	2012	2011

6.0% convertible note due September 30, 2013 (1)	$ 235,025	$ 235,025

Outstanding unsecured related party convertible notes payable	$ 235,025	$ 235,025

(1) Note payable to former CEO who resigned 4/1/09.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of May 31, 2012, the Company has accrued interest in the amount of $44,661.

On October 6, 2011, the Company issued a convertible promissory note in principal amount of $70,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bore interest at 6% per annum and was convertible into the Company's common stock at $0.04 per share. On the same date, Mr. Silverman elected to convert this note plus accrued interest of $1,127.70 into 1,778,193 shares of the Company’s Common Stock. The company recognized a $70,000 loss upon the conversion of this note.

On October 7, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bore interest at 6% per annum and was convertible into the Company’s common stock at $0.04 per share. The Company recognized a $10,000 beneficial conversion feature upon the issuance of this note. During the nine months ended May 31, 2012, $10,000 was expensed as interest and finance charges as a result of amortizing the discount from the beneficial conversion feature. This note was extended 90 days to April 4, 2012. On January 26, 2012 this note was paid off together with accrued interest of $182.

On December 26, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bore interest at 6% per annum and was convertible into the Company’s common stock at $0.04 per share. The Company did not recognized any beneficial conversion feature upon the issuance of this note. This note was extended 90 days to April 4, 2012. On January 26, 2012 this note was paid off together with accrued interest of $51.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY NOTES PAYABLE:

	May 31,	August 31,
	2012	2011
6.00% note payable paid off October 6, 2011 (1)	$ -	$ 25,000
6.00% note payable paid off October 6, 2011 (1)	-	25,000
6.00% note payable paid off October 6, 2011 (1)	-	20,000
6.00% note payable due August 23, 2012 (1)	10,000	-
6.00% note payable due August 24, 2012 (1)	10,000	-
		-

Outstanding unsecured related party notes payable	$ 20,000	$ 70,000

(1) Note payable to Anthony Silverman, the Company's President and CEO.

On September 11, 2009, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bore an interest rate of 6%. This note has been subsequently extended to July 6, 2011. On February 1, 2011, the Company paid accrued interest of $2,084 to Mr. Silverman. This note was paid off on October 6, 2011. This note was paid off with the issuance of a $70,000 convertible promissory note to Mr. Silverman.

On February 22, 2010, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $25,000. The note bore an interest rate of 6%. This note has been subsequently extended to July 17, 2011. On February 1, 2011, the Company paid accrued interest of $1,410 to Mr. Silverman. This note was paid off on October 6, 2011. This note was paid off with the issuance of a $70,000 convertible promissory note to Mr. Silverman.

On December 16, 2010, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bore an interest rate of 6%. This note has been subsequently extended to July 14, 2011. On February 1, 2011, the Company paid accrued interest of $151 to Mr. Silverman. This note was paid off on October 6, 2011. This note was paid off with the issuance of a $70,000 convertible promissory note to Mr. Silverman.

On January 20, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $20,000. The note bore an interest rate of 6%. This note was repaid on February 19, 2011 along with $26 in accrued interest.

On April 26, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore an interest rate of 6%. This note was repaid on July 11, 2011 along with $125 in accrued interest.

On May 26, 2011, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore an interest rate of 6%. This note was repaid on July 11, 2011 along with $76 in accrued interest.

On June 15, 2011, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $15,000. The note bore an interest rate of 6%. This note was repaid on July 11, 2011 along with accrued interest.

On March 26, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was extended to August 23, 2012.

On May 26, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%.

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

	May 31,	August 31,
	2012	2011
8.99% note payable due July 31, 2012	$ 1,842	$ -

Outstanding unsecured related party convertible notes payable	$ 1,842	$ -

NOTE 5 — STOCKHOLDERS EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of May 31, 2012 and August 31, 2011, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Number of		Weighted Avg.
	Preferreds	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2010	261,762	130,881	$ 52,352	$ 0.40

Expired/Retired	-	-	-	$ -
Converted	(132,700)	(66,350)	(26,540)	$ 0.40
Issued	-	-	-	$ -
Outstanding, August 31, 2011	129,062	64,531	$ 25,812	$ 0.40

Expired/Retired	-	-	-	$ 0.40
Converted	-	-	-	$ -
Issued	-	-	-	$ -
Outstanding, May 31, 2012	129,062	64,531	$ 25,812	$ 0.40

Our Board of Directors authorized the separation of the Units into their component parts in July 2004, February 2005, April 2008, March 2010 and July 2011. The table below describes the proceeds received for the conversion of preferred shares into common stock:

Date of Conversion	Proceeds from Conversion	Further Description and Remarks
July-August 2004	$487,523	During July and August 2004, holders of 2,437,614 Units contributed $487,523 to convert 2,437,614 shares of Series A. Convertible Preferred stock into 4,875,228 shares of common stock.
February 05	$230,393	During February 2005, holders of 1,151,967 Units contributed $230,393 to convert 1,151,967 shares of Series A. Convertible Preferred stock into 2,303,934 shares of common stock.
April/June 2008	$29,460	During April and June 2008, holders of 147,300 Units contributed $29,460 to convert 147,300 shares of Series A. Convertible Preferred stock into 294,600 shares of common stock.
March/April 2010	$6,820	During March and April 2010, holders of 34,100 Units contributed $6,820 to convert 34,100 shares of Series A. Convertible Preferred stock into 68,200 shares of common stock.
July 11	$0	During July 2011, holders of 132,700 Units elected to relinquish conversion of 132,700 shares of Convertible Preferred stock as part of splitting their Units.

SUBSCRIBED COMMON STOCK:

As of May 31, 2012 and August 31, 2011, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 11, 2010	$25,000	On October 11, 2010, the Company sold 416,667 shares of common stock to a non-related accredited investor at $0.06 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.06 per share.
July 5, 2011	$100,000	On July 05, 2011, the Company sold 2,500,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of May 31, 2012, $3,684 cumulative net loss was attributable to the non-controlling interest.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

WARRANTS:

At May 31, 2012 and August 31, 2011, the Company did not have any outstanding warrants.

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

During the three months ended May 31, 2012 and 2011, we granted nil and nil options from the stock incentive plans described above, respectively. During the three months ended May 31, 2012 and 2011, zero options were exercised, respectively; nil and nil options were forfeited, respectively; and nil and 43,750 options were expired, respectively. During the three months ended May 31, 2012 and 2011, $0 and $0 was expensed as stock based compensation, respectively.

During the nine months ended May 31, 2012 and 2011, we granted nil and 53,750 options from the stock incentive plans described above, respectively. During the nine months ended May 31, 2012 and 2011, zero options were exercised, respectively; nil and 268,750 options were forfeited, respectively; and nil and 221,250 options were expired, respectively. During the nine months ended May 31, 2012 and 2011, $0 and $465 was expensed as stock based compensation, respectively. Additional information relative to our employee options outstanding at May 31, 2012 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2010	733,335	$0.66 - $29.50	$ 2.20
Granted	53,750	0.12	0.12
Exercised	-	-	-
Cancelled	(490,000)	$0.17 - $1.33	2.16
Outstanding, August 31, 2011	297,085	$0.66 - $5.32	$ 2.02
Granted
Exercised	-	-	-
Cancelled	-		-
Outstanding, May 31, 2012	297,085	$0.17 - $1.29	$ 1.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2012.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options	Options
	Outstanding	Exercisable
Number of options	297,085	297,085
Aggregate intrinsic value of options	$ -	$ -
Weighted average remaining contractual term (years)	2.07	2.07
Weighted average exercise price	$ 1.43	$ 1.43

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

We have 6,362,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of May 31, 2012. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

On September 1, 2011, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2011. During the three months ended May 31, 2012 and 2011, we incurred an expense of $16,940 and $21,140 respectively, under these agreements. During the nine month ended May 31, 2012 and 2011, we incurred an expense of $52,990 and $62,440 respectively, under these agreements.

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

NOTE 10 – STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$ 25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402
On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2012.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.	8,078

Total non-cash transactions from investing and financing activities.	$ 210,011

For the nine months ended May 31, 2011, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010. This note was paid in full during fiscal 2011.	$ 8,078

Total non-cash transactions from investing and financing activities.	$ 8,078

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the period since reentering the development stage on June 1, 2011 to May 31, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$ 25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402
On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2012.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.	8,078

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076

Total non-cash transactions from investing and financing activities.	$ 219,807

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On June 30, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bears an interest rate of 6%.

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2012 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2011

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead.

General and administrative expense decreased to $29,533 during the three-month period ended May 31, 2012, from $68,496, a decrease of 57% or $38,963 in the comparable period in fiscal 2011. Payroll and related expenses decreased to $18,236 during the three-month period ended May 31, 2012, from $22,740 in the comparable period in fiscal 2011, due primarily to decreased hours from our CFO in preparation of the information necessary for our quarterly SEC filings. Accounting expense increased to $2,000 during the three-month period ended May 31, 2012, from $1,750 in the comparable period in fiscal 2011, as a result of increased audit fees from our registered accounting firm. Legal expense decreased to $0 during the three-month period ended May 31, 2012, from $15,256 in the comparable period in fiscal 2011, due primarily to fees related to our reverse stock split. Outside services decreased to $1,270 during the three-month period ended May 31, 2012, from $2,904 in the comparable period in fiscal 2011 primarily due to reduced fees for our SEC filings. Investor relations expense increased to $14,695 during the three-month period ended May 31, 2012, from $0 in the comparable period in fiscal 2011, due primarily to shareholder mailings required for our reverse stock split.

General and administrative expense decreased to $98,743 during the nine-month period ended May 31, 2012, from $161,042, a decrease of 39% or $62,299 in the comparable period in fiscal 2011. Payroll and related expenses decreased to $58,245 during the nine-month period ended May 31, 2012, from $68,270 in the comparable period in fiscal 2011, due primarily to decreased hours from our CFO in preparation of the information necessary for our annual audit and other quarterly SEC filings. Accounting expense increased to $11,046 during the nine-month period ended May 31, 2012, from $8,540 in the comparable period in fiscal 2011, as a result of increased audit and review fees from our registered accounting firm. Legal expense decreased to $394 during the nine-month period ended May 31, 2012, from $29,449 in the comparable period in fiscal 2011, due primarily to fees related to Watchme Media incurred in fiscal 2011 as well as legal fees related to our reverse stock split. Outside services decreased to $5,258 during the nine-month period ended May 31, 2012, from $9,220 in the comparable period in fiscal 2011 primarily due to lower fees as a result of fewer SEC filings. . Investor relations expense increased to $14,695 during the nine-month period ended May 31, 2012, from $0 in the comparable period in fiscal 2011, due primarily to shareholder mailings required for our reverse stock split.

Depreciation and Amortization

Depreciation and amortization decreased to $95 during the three-month period ended May 31, 2012, from $318 in the comparable period in fiscal 2011. The decrease in depreciation and amortization was the result of impairing the value of our software assets at the end of fiscal 2011.

Depreciation and amortization decreased to $355 during the nine-month period ended May 31, 2012, from $955 in the comparable period in fiscal 2011. The decrease in depreciation and amortization was the result of impairing the value of our software assets at the end of fiscal 2011.

Interest Income

There was no reportable interest income during the three or nine-month periods ended May 31, 2012 and 2011.

Interest and Finance Charges

Interest and finance charges decreased to $2,680 for the three-month period ended May 31, 2012, from $3,117, a decrease of 14% or $437 for the comparable period in fiscal 2011. The decrease is primarily attributable to the conversion of a non-related party convertible note in the first quarter of fiscal 2012.

Interest and finance charges decreased to $8,079 for the nine-month period ended May 31, 2012, from $11,707, a decrease of 31% or $3,628 for the comparable period in fiscal 2011. The decrease is primarily attributable to no finders’ fees paid with funds raised in fiscal 2012 as well as the conversion of a non-related party convertible note in the first quarter of fiscal 2012.

Interest and finance charges – related parties decreased to $3,671 for the three-month period ended May 31, 2012, from $4,679, a decrease of 22% or $1,008 for the comparable period in fiscal 2011. The decrease is primarily attributable to the conversion and payoff of several related party notes in fiscal 2012.

Interest and finance charges – related parties increased to $21,350 for the nine-month period ended May 31, 2012, from $13,429, an increase of 59% or $7,921 for the comparable period in fiscal 2011. The increase is primarily attributable to amortization of a discount related to beneficial conversion feature recorded in the issuance of a related party convertible promissory note to the Company’s CEO in fiscal 2012.

A summary of interest and finance charges is as follows:

					Cumulative Since
					Reentering
					Development
	For the Three Months Ended		For the Nine Months Ended		Stage on
	May 31,	May 31,	May 31,	May 31,	June 1,
	2012	2011	2012	2011	2011
Interest expense on non-convertible notes	$ 82	$ 92	$ 285	$ 317	$ 308
Interest expense on non-convertible notes - related parties	117	1,124	531	2,882	1,788
Interest expense on convertible notes payable	2,521	2,981	7,655	8,845	10,596
Interest expense on convertible notes payable - related parties	3,554	3,554	10,819	10,547	14,374
Amortization of note payable discounts - related parties	-	-	10,000	-	10,000
Other interest and finance charges	77	45	139	2,545	175

Total interest and finance charges	$ 6,351	$ 7,796	$ 29,429	$ 25,136	$ 37,241

Induced Conversion Expense

Induced conversion expense increased to $25,402 for the three and nine-month periods ended May 31, 2012, from $0, an increase of more than 100% for the comparable periods in fiscal 2011. The increase was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012, as a result of reducing the conversion price from $0.08 to $0.04 per share for these conversions.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $70,000 for the three and nine-month periods ended May 31, 2012, from $0, an increase of more than 100% for the comparable period in fiscal 2011. The increase was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012 at below market value.

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

On May 31, 2012, we had cash and cash equivalents of $7,139. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of May 31, 2012, of our required minimum cash payments including our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible
08/23/12 (1)	6.00%	$ 10,000	$ 247	$ 10,247	Convertible at $0.20 per share
08/24/12 (1)	6.00%	10,000	148	10,148	Convertible at $0.60 per share

		$ 20,000	$ 395	$ 20,395

(1) Note payable to Anthony Silverman, the Company's President and CEO.
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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2011 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of May 31, 2012. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

No changes since filing of our Form 10-K for the year ended August 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

October 11, 2010	$25,000	On October 11, 2010, the Company sold 416,667 shares of common stock to a non-related accredited investor at $0.06 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.06 per share.
July 05, 2011	$100,000	On July 05, 2011, the Company sold 2,500,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.

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

Dated: July 15, 2012	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer