Form 10-K
period 2012-08-31
Oncologix Tech Inc.
filed 2012-12-07
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [_] Accelerated Filer [_]

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 1, 2012 was approximately $523,444 based on closing stock price of the registrant’s common stock on that date.

The number of shares of Common Stock outstanding as of November 1, 2012 was 58,563,258.

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

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

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

EMPLOYEES

We currently have two employees: our Chief Financial Officer, who is located in Michigan and our Chief Executive Officer who is located in Arizona. We do not anticipate hiring additional employees until we begin the marketing efforts referred to above.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Our common stock is traded on the Pink Sheets beginning January 2009 when we were delisted from the OTC Bulletin Board. Our common shares trade on the Pink Sheets under the symbol “OCLG”. Prior to January 2009, the Company's common stock was quoted on the OTC Bulletin Board under the symbol “OCLG” The high and low close prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

	High	Low
FISCAL YEAR ENDED:
August 31, 2012
First Quarter	$0.08	$0.05
Second Quarter	$0.07	$0.04
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.05	$0.01

FISCAL YEAR ENDED:
August 31, 2011
First Quarter	$0.04	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.08	$0.02
Fourth Quarter	$0.10	$0.04

The closing stock price of our common stock on November 1, 2012, was $0.01.

Recent Sales of Unregistered Securities

The following table contains information regarding our sales of unregistered securities during the past two fiscal years. We have made additional sales of unregistered securities subsequent to our year end. See “LIQUIDITY AND CAPITAL RESOURCES.” The securities sold were a combination of promissory notes convertible into shares of our common stock and sales of common stock to accredited investors. The principal amount of each Note is equal to the amount borrowed from the investor.

Date of Issuance	Principal Amount of Note(s)	Further Description and Remarks
October 6, 2011	$70,000	On October 6, 2011, the Company issued a convertible promissory note to its CEO, Anthony Silverman in the principal amount of $71,128. This note bore interest at 6% and was convertible into common stock at $0.04 per share. On October 6, 2011, Mr. Silverman elected to convert this note into 1,778,193 shares of common stock.
August 23, 2012	$45,516	On August 23, 2012, the Company issued a convertible promissory note to its CEO, Anthony Silverman in the principal amount of $45,516. This note bore interest at 6% and was convertible into common stock at $0.02 per share. On August 24, 2012, Mr. Silverman elected to convert this note plus accrued interest of $8 into 2,276,182 shares of common stock.

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 11, 2010	$25,000	On October 11, 2010, the Company sold 416,667 shares of common stock to a non-related accredited investor at $0.06 per share.
January 18, 2011	$50,000	On January 18, 2011, the Company sold 833,333 shares of common stock to a non-related accredited investor at $0.06 per share.
July 05, 2011	$100,000	On July 05, 2011, the Company sold 2,500,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2012.

Holders

As of November 1, 2012, the Company had 260 shareholders of record of its common stock. As of November 1, 2012, 1,107 owners of our common stock held them in the names of various broker-dealers.  As of November 1, 2012, the Company had one Unit holder of record.  As of November 1, 2012, the Company had ten owners of Units who held them in the names of various brokers.

Dividend Policy

The Company has never declared any cash dividends on any of the Company’s equity securities and currently plans to retain future earnings, if any, for business growth.

Stock Performance Graph

We are a “smaller reporting company”, as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2012.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Plans

Equity compensation plans
approved by stockholders	297,085	$1.43	6,362,418

Equity compensation plans
not approved by stockholders	—	$0.00	—

TOTAL	297,085	$1.43	6,362,418

(1) We maintain a 2000 Stock Incentive Plan under which we have 6,362,418 shares of common stock available for future issuance as of August 31, 2012. Under the 2000 Stock Incentive Plan, the sale price of the shares of common stock is equal to the fair market value of such shares on the date of the option grant. In January 2007, our shareholders approved an increase in the number of shares authorized for our 2000 Stock Incentive Plan to 7,500,000 from 5,000,000. We also maintain a 1997 Stock Incentive Plan under which we have 4,525,000 shares of common stock available for future issuance as of August 31, 2012. The sale price of the shares of common stock available under our 1997 Stock Incentive Plan is equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

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

RESULTS OF OPERATIONS

Comparison of the fiscal years ended August 31, 2012 and 2011

Revenue

There are no revenues reflected in our financial statements for the years ended August 31, 2012 and 2011.

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead.

General and administrative expense decreased to $130,769 during fiscal 2012, from $195,067, a decrease of 33% or $64,298 from the comparable period in fiscal 2011. Payroll and related expenses decreased to $79,646 during the fiscal 2012, from $89,977 in the comparable period in fiscal 2011, due primarily to fewer hours worked from our CFO in preparing our SEC filings of our 10-K, 10-Q, SEC Correspondence and income and payroll tax returns. Legal expense decreased to $494 fiscal 2012, from $30,578 in the comparable period in fiscal 2011, due primarily to legal fees incurred in fiscal 2011 regarding a potential new joint venture with Watchme Media as well as documents related to our 2011 reverse stock split. Accounting expense increased to $13,046 during fiscal 2012, from $10,290 in the comparable period in fiscal 2011, as a result of an increase in audit and review fees from our registered accounting firm. Insurance expense decreased to $10,628 during fiscal 2012, from $13,016 in the comparable period in fiscal 2011, due primarily to better pricing on our Directors and Officers Insurance policy. Investor relations and press release expenses decreased to $0 during fiscal 2012, from $14,994 in the comparable period in fiscal 2011, due primarily to printing, mailing and processing charges for our definitive information statement regarding our reverse stock split mailed to our shareholders in fiscal 2011 Outside services decreased to $5,694 during fiscal 2012, from $10,195 in the comparable period in fiscal 2011, due primarily to additional SEC filings in fiscal 2011 related to our reverse stock split.

Depreciation and Amortization

Depreciation and amortization decreased to $450 during fiscal 2012, from $1,471 during fiscal 2011. The decrease in depreciation and amortization was the result of impairing the value of our software assets at the end of fiscal 2011.

Interest Income

We had no interest income in fiscal 2012 or fiscal 2011.

Interest and Finance Charges

Interest and finance charges decreased to $10,768 during fiscal 2012 from $14,707, a decrease of 27% from fiscal 2011. The decrease is primarily attributable to conversions of convertible promissory note during the first quarter of fiscal 2012 as well as no finders’ fees paid in fiscal 2012 for financings obtained.

Interest and finance charges – related parties increased to $25,312 during fiscal 2012, from $18,241, an increase of 39% or $7,071 for the comparable period in fiscal 2011. The increase is primarily attributable to amortization of a discount related to beneficial conversion feature recorded in the issuance of a related party convertible promissory note to the Company’s CEO in fiscal 2012.

A summary of interest and finance charges is as follows:

			Cumulative Since
			Reentering
			Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2012	2011	2011
Interest expense on non-convertible notes	$306	$340	$328
Interest expense on non-convertible notes - related parties	931	4,139	2,188
Interest expense on convertible notes payable	10,175	11,786	13,117
Interest expense on convertible notes payable - related parties	14,381	14,102	17,935
Amortization of note payable discounts - related parties	10,000	—	10,000
Other interest and finance charges	287	2,581	323

Total interest and finance charges	$36,080	$32,948	$43,891

Induced Conversion Expense

Induced conversion expense increased to $25,402 during fiscal 2012, from $6,076, an increase of more than 100% for the comparable period in fiscal 2011. The increase was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012, as a result of reducing the conversion price from $0.08 to $0.04 per share for these conversions.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $92,758 for fiscal 2012, from $0, an increase of more than 100% for the comparable period in fiscal 2011. The increase was due to the issuance of shares of common stock for the conversion of two related party convertible promissory notes during fiscal 2012 at below market value.

Income Taxes

At August 31, 2012, the Company had federal net operating loss carryforwards totaling approximately $29,000,000. At August 31, 2012, the Company did not have any state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2032. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

We were unable to obtain the financing necessary to continue development operations after December 31, 2007. Consequently, we terminated the employment of all of our personnel, effective as of that date, with the exception of our CFO who is working on a consulting basis. We anticipate that we will require $200,000 to operate for the next twelve months. During recent discussions with IUTM management, the prior understandings were reaffirmed. It is now our expectation that we will receive information on at least two potential product lines under consideration and/or development by IUTM. Upon receipt we plan to determine the extent to which we will be able to market them and to finance a marketing organization.

On August 31, 2012, we had cash and cash equivalents of $1,931. Our historical and current operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. We never achieved positive cash flow or profitability while we operated our telephone business because we did not generate a volume of business sufficient to cover our overhead costs. We stopped development of our Oncosphere on December 31, 2007 due to a lack of funding.

As of August 31, 2012, we had no outstanding short term notes which would require minimum cash payments other than normal accounts payable. We do have two long term convertible payable which are due September 30, 2012. Please see Note 5 for further information.

INFLATION AND OTHER FACTORS

The Company’s operations are influenced by general economic trends and technology advances in the medical industries.

Our activities in the marketing of cancer therapy products are, and will be subject to extensive laws, regulations, regulatory approvals and guidelines. Within the United States, therapeutic radiological devices must comply with the U.S. Federal Food, Drug and Cosmetic Act, which is enforced by the FDA. We are also required to adhere to applicable FDA regulations for Good Manufacturing Practices, including extensive record keeping and periodic inspections of manufacturing facilities. Medical devices such as the Oncosphere cannot be used or sold unless they are approved for specified purposes by the FDA. There are two levels of FDA approval. The first is the granting of approval to evaluate use of the device in human subjects (through an IDE); the second is obtaining approval to market the device to the public for the treatment of specified diseases (PMA).

If we are successful in implementing our plans, our business will involve the marketing of beta and gamma emitting radioisotopes. These activities in the United States are subject to federal, state and local rules relating to radioactive material promulgated by the Nuclear Regulatory Commission ("NRC"), and states that have subscribed to certain standards and local authorities, known as “Agreement States” In addition, we must comply with NRC, state and U.S. Department of Transportation requirements for labeling and packaging shipments of radiation sources to hospitals or others users of our devices. In order to market our devices commercially, we will be required to obtain a sealed source device registration from Agreement States and/or the NRC, depending on the states in which the device will be distributed.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2012 and 2011, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Oncologix Tech, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

Year Ended August 31, 2012 and 2011

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncologix Tech, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Oncologix Tech, Inc. (A Development Stage Company) as of August 31, 2012, and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2012 and 2011 and since reentering development stage on June 1, 2011 through August 31, 2012. Oncologix Tech Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech Inc. (A Development Stage Company) as of August 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2012 and 2011 and since reentering development stage on June 1, 2011 through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 29, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2012 AND 2011

	August 31,	August 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,931	$11,067
Prepaid expenses and other current assets	2,993	3,940

Total current assets	4,924	15,007

Property and equipment (net of accumulated depreciation
of $8,916 and $21,682)	1,481	364

Total assets	$6,405	$15,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$—	$150,000
Convertible notes payable - related parties (net of discount of $0 and $0)	—	235,025
Notes payable - related parties	—	70,000
Accounts payable and other accrued expenses	142,990	139,801
Accrued interest payable	42,575	32,803
Accrued interest payable - related parties	48,216	34,789

Total current liabilities	233,781	662,418

Long-term liabilities:
Convertible notes payable - (net of discount of $0 and $0)	125,000	—
Convertible notes payable - related parties (net of discount of $0 and $0)	235,025	—

Total long-term liabilities	360,025	—

Total liabilities	593,806	662,418

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 129,062 shares issued and outstanding at
August 31, 2012 and August 31, 2011, respectively	129	129
Common stock, par value $.001 per share; 200,000,000 shares authorized;
57,563,258 and 50,998,814 shares issued and outstanding at
August 31, 2012 and August 31, 2011, respectively	57,563	50,999
Additional paid-in capital	57,697,233	57,358,582
Accumulated deficit prior to reentering development stage	(58,004,869)	(58,004,869)
Deficit accumulated during the development stage	(333,982)	(48,427)
Noncontrolling interest	(3,475)	(3,461)

Total stockholders' deficit	(587,401)	(647,047)

Total liabilities and stockholders' deficit	$6,405	$15,371

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative Since
			Reentering
			Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2012	2011	2011

Operating expenses:
General and administrative	$130,769	$195,067	$164,795
Depreciation and amortization	450	1,471	966

Total operating expenses	131,219	196,538	165,761

Loss from operations	(131,219)	(196,538)	(165,761)

Other income (expense):
Interest and finance charges	(10,768)	(14,707)	(13,768)
Interest and finance charges - related parties	(25,312)	(18,241)	(30,123)
Loss on conversion of notes payable - related parties	(92,758)	—	(92,758)
Induced conversion expense	(25,402)	(6,076)	(31,479)
Loss on disposal of assets	(110)	—	(110)
Other expenses	—	(47)	—

Total other income (expense)	(154,350)	(39,071)	(168,238)

Loss from operations	(285,569)	(235,609)	(333,999)

Less loss attributable to noncontrolling interest	(14)	(13)	(17)

Net loss before income taxes	(285,555)	(235,596)	(333,982)

Income taxes	—	—	—

Net loss attributable to common shareholders	$(285,555)	$(235,596)	$(333,982)

Loss per common share, basic and diluted:	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	54,443,649	47,915,734

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD SEPTEMBER 1, 2010 THROUGH AUGUST 31, 2012

							Deficit
							Accumulated
							Since
						Accumulated	Reentering
						Deficit	the
						Prior to	Development
					Additional	Reentering	Stage on	Non-
	Preferred Stock		Common Stock		Paid-in	Development	June 1,	Controlling
	Shares	Amount	Shares	Amount	Capital	Stage	2011	Interest	Total

Balance, August 31, 2010	261,762	$262	47,155,815	$47,155	$57,177,033	$(57,817,700)	$—	$(3,448)	$(596,698)

Issuance of stock purchased for cash	—	—	1,250,001	1,250	73,750	—	—	—	75,000
Stock based compensation	—	—	—	—	464	—	—	—	464
Net loss	—	—	—	—	—	(187,169)	—	(10)	(187,179)

Balance, June 01, 2011	261,762	$262	48,405,816	$48,405	$57,251,247	$(58,004,869)	$—	$(3,458)	$(708,413)

Issuance of stock purchased for cash	—	—	2,500,000	2,500	97,500	—	—	—	100,000
Conversion of notes payable	—	—	92,998	94	3,626	—	—	—	3,720
Cancellation of preferred shares for
unit conversions	(132,700)	(133)	—	—	133	—	—	—	—
Induced conversion expense - conversion
notes payable	—	—	—	—	6,076	—	—	—	6,076
Net loss	—	—	—	—	—	—	(48,427)	(3)	(48,430)

Balance, August 31, 2011	129,062	$129	50,998,814	$50,999	$57,358,582	$(58,004,869)	$(48,427)	$(3,461)	$(647,047)

Issuance of stock purchased for cash	—	—	1,875,000	1,875	73,125	—	—	—	75,000
Conversion of notes payable	—	—	4,689,444	4,689	137,366	—	—	—	142,055
Beneficial conversion feature notes payable	—	—	—	—	10,000	—	—	—	10,000
Loss on conversion of notes payable -
related parties	—	—	—	—	92,758	—	—	—	92,758
Induced conversion expense - conversion
notes payable	—	—	—	—	25,402	—	—	—	25,402
Net loss	—	—	—	—	—	—	(285,555)	(14)	(285,569)

Balance, August 31, 2012	129,062	$129	57,563,258	$57,563	$57,697,233	$(58,004,869)	$(333,982)	$(3,475)	$(587,401)

The accompanying notes are an integral part of these consolidated financial statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Since Reentering the Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2012	2011	2011
Operating activities:
Net loss	$(285,569)	$(235,609)	$(333,999)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	450	1,471	966
Loss on disposal of property and equipment	110	—	110
Stock based compensation	—	464	—
Amortization of discount on notes payable and warrants	10,000	—	10,000
Loss on conversion of notes payable - related parties	92,758	—	92,758
Induced conversion expense notes payable	25,402	6,076	31,478

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,025	10,301	10,466
Accounts payable and other accrued expenses	3,189	8,732	(31,197)
Accrued interest payable - related parties	15,079	18,240	19,891
Accrued interest payable	10,175	11,787	13,117

Net cash used in operating activities	(119,381)	(178,538)	(186,410)

Investing activities:
Purchase of property and equipment	(1,677)	—	(1,289)

Net cash used in investing activities	(1,677)	—	(1,289)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	20,000	—	20,000
Proceeds from issuance of notes payable - related parties	45,000	75,000	60,000
Proceeds from the issuance of common stock	75,000	175,000	175,000
Repayment of notes payable	(8,078)	(8,078)	(9,926)
Repayment of notes payable - related parties	—	(60,661)	(36,991)
Repayment of convertible notes payable	—	(2,252)	(2,252)
Repayment of convertible notes payable - related parties	(20,000)	—	(20,000)

Net cash provided by financing activities	111,922	179,009	185,831

Net increase (decrease) in cash and cash equivalents	(9,136)	471	(1,868)

Cash and cash equivalents, beginning of period	11,067	10,596	3,799

Cash and cash equivalents, end of period	$1,931	$11,067	$1,931

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information (continued):

			Cumulative
			Since Reentering
			the Development
	For the Year Ended		Stage on
	August 31,	August 31,	June 1,
	2012	2011	2011

Cash paid during the year for:

Interest	$826	$8,675	$5,128
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

On May 19, 2011, the Company effected a one-for-four reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONSOLIDATION

The consolidated financial statements for the fiscal years ended August 31, 2012 and 2011 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through August 31, 2012, the Company has allocated $3,687 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for fiscal 2012 and fiscal 2011. Such costs are expensed when incurred.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the two years ended August 31, 2012 and 2011 are as follows:

	For the Year Ended
	August 31,	August 31,
	2012	2011

Net loss attributable to common shareholders	$(285,555)	$(235,596)

Weighted average shares outstanding	54,443,649	47,915,734

Loss per common share, basic and diluted:	$(0.01)	$(0.00)

Due to the net losses during the fiscal 2012 and 2011, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of August 31, 2012 and 2011:

	As of
	August 31,	August 31,
	2012	2011
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	64,531	64,531
Convertible notes payable	1,383,459	1,695,959
Options	297,085	297,085
Warrants	—	—

Total potentially dilutive securities	1,745,075	2,057,575

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2012 and prior to achieving breakeven.

As of the date of this report, we will need approximately $200,000 to fund operations for the next twelve (12) months, without regard to repaying any outstanding accounts payable, convertible or non-convertible notes payable as well as funding the marketing for our joint venture with IUTM as described in Notes 5 and 9. This funding will allow us to maintain basic operations and to keep our public filings current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at August 31, 2012 and 2011:

	August 31,	August 31,
	2012	2011
Computer equipment	$4,856	$8,939
Software	497	7,876
Equipment	5,044	5,231

Total property and equipment at cost	10,397	22,046

Less: accumulated depreciation and amortization	(8,916)	(21,682)

	$1,481	$364

NOTE 5 - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of August 31, 2012 and August 31, 2011:

	August 31,	August 31,
	2012	2011

8.0% convertible notes due September 30, 2013	$125,000	$125,000

6% convertible note converted October 6, 2011	—	25,000

Total unsecured convertible notes payable	125,000	150,000
Less: Current portion	—	(150,000)

Long-term portion	$125,000	$—

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on convertible notes payable as of August 31, 2012:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2013	$125,000

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. All but one of these notes were converted in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012 and then extended to September 30, 2013. In conjunction with the initial extension, the conversion price was reduced to $0.60. As of August 31, 2012, the Company has accrued interest in the amount of $42,576.

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

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2012	2011

6.0% convertible note due September 30, 2013 (1)	$235,025	$235,025

Total unsecured related party convertible notes payable	235,025	235,025
Less: Current portion	—	(235,025)

Long-term portion	$235,025	$—

(1) Note payable to former CEO who resigned 4/1/09.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of August 31, 2012, the Company has accrued interest in the amount of $48,216.

On October 6, 2011, the Company issued a convertible promissory note in principal amount of $70,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bore interest at 6% per annum and was convertible into the Company's common stock at $0.04 per share. On the same date, Mr. Silverman elected to convert this note plus accrued interest of $1,128 into 1,778,193 shares of the Company’s Common Stock. The company recognized a $70,000 loss upon the conversion of this note as it was converted at below market value.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 7, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bore interest at 6% per annum and was convertible into the Company’s common stock at $0.04 per share. The Company recognized a $10,000 beneficial conversion feature upon the issuance of this note. During the fiscal year ended August 31, 2012, $10,000 was expensed as interest and finance charges as a result of amortizing the discount from the beneficial conversion feature. This note was extended 90 days to April 4, 2012. On January 26, 2012 this note was paid off together with accrued interest of $182.

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

On August 23, 2012, the Company issued a convertible promissory note in principal amount of $45,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bore interest at 6% per annum and was convertible into the Company's common stock at $0.04 per share. On August 24, 2012, Mr. Silverman elected to convert this note plus accrued interest of $524 into 2,276,182 shares of the Company’s Common Stock. The company recognized a $22,758 loss upon the conversion of this note.

RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2012	2011
6.00% note payable paid off October 6, 2011 (1)	$—	$25,000
6.00% note payable paid off October 6, 2011 (1)	—	25,000
6.00% note payable paid off October 6, 2011 (1)	—	20,000
		—

Outstanding unsecured related party notes payable	$—	$70,000

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 26, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore an interest rate of 6%. This note was extended to August 23, 2012. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On May 26, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore an interest rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On June 30, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore an interest rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On July 16, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore an interest rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On August 13, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore an interest rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

OTHER NOTES PAYABLE:

On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bore an interest rate of 9.99% per annum and is due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010. This note was paid in full on July 31, 2011.

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bore an interest rate of 8.99% per annum and is due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011. This note was paid in full on July 31, 2012.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of August 31, 2012 and August 31, 2011, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2010	261,762	130,881	$52,352	$0.40

Expired/Retired	—	—	—	$—
Converted	(132,700)	(66,350)	(26,540)	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2011	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SUBSCRIBED COMMON STOCK:

As of August 31, 2012 and 2011, there were no shares of subscribed stock issuable.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended August 31, 2012 and 2011, we recognized no financing expense related to the sales of discounted stock to non-related accredited investors.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of August 31, 2012, $3,687 cumulative net loss was attributable to the non-controlling interest.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

WARRANTS:

The Company had no outstanding warrants at August 31, 2012 or 2011.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal years ended August 31, 2012 and 2011, we granted nil and 53,750 options from the stock incentive plans described above, respectively. During the fiscal years ended August 31, 2012 and 2011, zero options were exercised, respectively; nil and 268,750 options were forfeited, respectively; and nil and 221,250 options were expired, respectively. During the fiscal years ended August 31, 2012 and 2011, $0 and $465 was expensed as stock based compensation, respectively. Additional information relative to our employee options outstanding at August 31, 2012 is summarized as follows:

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2010	733,335	$0.66 - $29.50	$2.20
Granted	53,750	0.12	0.12
Exercised	—	—	—
Cancelled	(490,000)	$0.17 - $1.33	2.16
Outstanding, August 31, 2011	297,085	$0.66 - $5.32	$1.43
Granted
Exercised	—	—	—
Cancelled	—		—
Outstanding, August 31, 2012	297,085	$0.66 - $5.32	$1.43

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2012.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options	Options
	Outstanding	Exercisable

Number of options	297,085	297,085
Aggregate intrinsic value of options	$—	$—
Weighted average remaining contractual term (years)	1.83	1.83
Weighted average exercise price	$1.43	$1.43

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

	Year Ended August 31,
	2012	2011
Volatility	0%	239%
Risk free rate	0.00%	2.63%
Expected dividends	$—	$—
Expected term (in years)	0	7

No options were issued in Fiscal 2012

We have 6,362,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of August 31, 2012. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

ASC 718 requires that modification of the terms or conditions of an equity award is to be treated as an exchange of the original award for a new award. This event is accounted for as if the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. During fiscal 2011 we granted 53,750 options to current board members in exchange for the retirement of 268,750 stock options. Due to this stock option modification, the Company recorded $465 in stock based compensation expense. During fiscal 2012, we did not grant any options to employees or members’ of our Board of Directors.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES:

In an effort to streamline costs, we do not have a main corporate office. Our Chief Executive Officer works out of him home in Scottsdale, Arizona and our Chief Financial Officer maintains all the corporate records out of his home in Grand Rapids, Michigan. Currently we have no monthly lease requirements. We had no rent expense under operating leases in fiscal 2012 or 2011. There are no future minimum lease payments on these operating leases as of August 31, 2012.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYMENT AGREEMENTS:

Currently there are no employment agreements as of August 31, 2012.

CONSULTING CONTRACT

On September 1, 2011, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2011. During the fiscal year ended August 31, 2012 and 2011, we incurred an expense of $72,870 and $82,600 respectively, under these agreements.

NOTE 8 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During fiscal 2012 and 2011, the Company entered into financing agreements with related parties of the Company. Please see Notes 5 and 14 for further descriptions of these transactions.

NOTE 9 - JOINT VENTURE

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

NOTE 10 - RETIREMENT PLAN

Currently, the Company does not have a retirement plan in place.

NOTE 11 - INCOME TAXES

As of August 31, 2012, the Company has federal net operating loss carryforwards totaling approximately $29,000,000. Currently there are no state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2032. The Company does not have any current state net operating loss carryforwards. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740 – Income Taxes, the Company performed a review of its material tax positions. At the adoption date of ASC 740, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of August 31, 2012 and 2011, the Company had no accrued interest and penalties related to uncertain tax positions. The Company is primarily subject to U.S. and Michigan income taxes. The tax years 2009 to current remain open to examination by U.S. federal and state tax authorities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

For the Year Ended August 31,
	2012	2011

Balance, beginning of year	$—	$—
Decreases in tax positions for prior years	—	—
Increase in tax positions for prior years	—	—
Increases in tax positions for current year	—	—
Settlements	—	—
Lapse in statute of limitations	—	—

Balance, end of year	$—	$—

The income tax benefit for the years ended August 31, 2012 and 2011 is comprised of the following amounts:

	2012	2011
Current:	$—	$—

Deferred:
Federal	(612,000)	(322,000)
State	—	—
	(612,000)	(322,000)
Valuation Allowance	612,000	322,000
	$—	$—

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

	2012	2011
Statutory tax rate	34.0%	34.0%
State income taxes	—	—
Change in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets (liabilities) are as follows:

	2012	2011
Deferred tax assets (liabilities):
Property and equipment	$—	$—
Intangible assets	—	—
Other	—	—
Net operating loss carryforward	9,875,000	10,487,000
	9,875,000	10,487,000
Valuation allowance	(9,875,000)	(10,487,000)
	$—	$—

ASC 740 - Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $9,875,000 valuation allowance as of August 31, 2012 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The decrease in the valuation allowance for the current year is $612,000.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact on our financial condition or results of operations.

NOTE 13 - STATEMENTS OF CASH FLOWS

During fiscal 2012 and 2011, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For the fiscal year ended August 31, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403

The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402

On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2012.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.	8,078

On August 24, 2012, the Company converted $45,524 of principal and accrued interest into 2,276,182 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in August 2012.	45,524

The Company recognized a loss on the conversion of related party notes during the fourth quarter of fiscal 2012.	22,758

Total non-cash transactions from investing and financing activities.	$278,293

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2011, these non-cash investing and financing activities are summarized as follows:

Amount

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720

The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076

On October 31, 2010, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $935, including principal and interest, beginning on November 30, 2010. This note was paid in full during fiscal 2011.	8,078

Total non-cash transactions from investing and financing activities.	$17,874

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period since reentering the development stage on June 1, 2011 to August 31, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403

The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402

On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2012.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.	8,078

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720

The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076

On August 24, 2012, the Company converted $45,524 of principal and accrued interest into 2,276,182 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in August 2012.	45,524

The Company recognized a loss on the conversion of related party notes during the fourth quarter of fiscal 2012.	22,758

Total non-cash transactions from investing and financing activities.	$288,089

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

On September 1, 2012, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2012.

On September 14, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears interest at 6% per annum. This note was further extended to February 11, 2013.

On October 11, 2012, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore an interest rate of 6%. This note was paid off, together with accrued interest of $5 on October 17, 2012.

On October 16, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. This sale generated gross proceeds to the Company of $20,000.

On October 29, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears an interest rate of 9.27% per annum and is due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.

On November 23, 2012 the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bears interest at 6% per annum.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, except for the lack of segregation of accounting duties as a result of limited personnel resources.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel. However, at this time management has decided that considering the abilities of the personnel now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Lack of Functioning Audit Committee

We have a lack of a functioning Audit Committee as we only have one independent director is not considered a Financial Expert within the meaning of Section 407 of the Sarbanes-Oxley Act. Currently, our Board of Directors acts as the Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Oncologix’s CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we concluded that Oncologix did not maintain effective internal control over financial reporting as of August 31, 2012. The material weaknesses are as follows:

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors, and executive officers, their ages and all offices and positions held. Directors are elected and serve thereafter until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors. The information is presented as of November 1, 2012:

Name	Age	Position held with Company

Anthony Silverman	69	Chief Executive Officer, President and Director
Michael Kramarz	43	Chief Financial Officer
Barry Griffith	44	Director
Judy Lindstrom	68	Director, of Oncologix Corporation, our subsidiary
Steven Kurtzman, MD	50	Director, Oncologix Corporation, our subsidiary

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

MICHAEL A. KRAMARZ has served as Chief Financial Officer of the Company since July 15, 2004. Mr. Kramarz was first employed by the Company in September 2002, as its Controller. Mr. Kramarz is responsible for all financial statement, accounting, SEC compliance, payroll and tax functions. From 1995 to 2002, Mr. Kramarz was employed as Accounting Manager for Assurant Group, where he was responsible for the accounting and payroll functions for two inbound call centers. In addition, Mr. Kramarz was responsible for quarterly consolidations into the parent company. From 1992 to 1995, Mr. Kramarz was a staff accountant at VandenToorn & Associates CPA firm where his was responsible for compilations and reviews of financial statements, as well as tax return preparation. Mr. Kramarz holds a Certified Management Accountant Designation (CMA) and a Certified Public Accountant Designation (CPA). Mr. Kramarz holds a Bachelor of Science and Business Administration in Accounting from Aquinas College and a Masters in the Science of Taxation from Grand Valley State University.

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

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2012.

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

Item 11. Executive Compensation

The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2012 and 2011 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus ($)	Stock awards($)	Option awards($)	Nonequity incentive plan compensation($)	Non-qualified deferred compensation earnings($)	All Other compensation($)	All Other Total($)

Michael A. Kramarz	2012	$72,870	$—	$—	$—	$—	$—	$—	$72,870
Chief Financial Officer (1)	2011	$82,600	$—	$—	$—	$—	$—	$—	$82,600

(1)	Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. Effective January 1, 2008, Mr. Kramarz has been serving as Chief Financial Officer and is being compensated on a consulting basis.

EMPLOYMENT AGREEMENTS

On September 1, 2011, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2011. During the fiscal year ended August 31, 2012 and 2011, we incurred an expense of $72,870 and $82,600 respectively, under these agreements. An additional 12 month consulting agreement, with the same terms, was signed on September 1, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option awards					Stock awards
Name and Principal Position	Number of securities underlying unexercised options(#) Exercisable	Number of securities underlying unexercised options(#)-Unexercisable	Equity incentive plan awards: number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Anthony Silverman	3,500	—	—	$0.12	01/07/18	—	$—	—	$—
CEO & President as of
April 1, 2009

Michael A. Kramer	12,750	—	—	$0.12	01/07/18	—	$—	—	$—
Chief Financial Officer

Options Grants

No options were granted to any members of our Board of Directors during fiscal 2012. During fiscal 2011 we granted 53,750 options to current board members in exchange for the retirement of 268,750 stock options.

Option Exercise

There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2012 or 2011.

DIRECTOR COMPENSATION

Name and Principal Position	Fees earned or paid in cash ($)	Stock awards($)	Option awards($)	Nonequity incentive plan compensation($)	Non-qualified deferred compensation earnings($)	All Other compensation($)	All Other Total($)

Barry Griffith	$—	$—	$—	$—	$—	$—	$—

Dr. Steven Kurtzman	$—	$—	$—	$—	$—	$—	$—

Anthony Silverman	$—	$—	$—	$—	$—	$—	$—

Judy Lindstrom	$—	$—	$—	$—	$—	$—	$—

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. The board of directors elected to waive the annual options due for fiscal years 2011, 2010 and 2009. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

Since suspension of its research operations on December 31, 2007, no compensation has been paid to any members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 1, 2012, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:

	Name and Address	Amount and Nature		Percent
Title of Class	of Beneficial Owner (2)	of Beneficial Owner (1)		of Class (1)(3)

Common Stock	Anthony Silverman	6,222,395	(4)	10.62%

Common Stock	Michael Kramarz	12,750	(5)	0.02%

Common Stock	Judy Lindstrom	5,000	(6)	0.01%

Common Stock	Barry Griffith	225,000	(7)	0.38%

Common Stock	Steven Kurtzman, MD	50,000	(8)	0.09%

Common Stock	All directors and executive officers	6,515,145		11.11%
	as a group

Less than 1%

(1)	Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 1, 2012 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3)	The amounts and percentages in the table are based upon 58,563,258 shares of Common Stock outstanding as of November 1, 2012
(4)	Includes 3,500 shares subject to vested options, direct ownership of 6,218,895 shares
(5)	Includes 12,750 shares subject to vested options.
(6)	Includes 5,000 shares subject to vested options.
(7)	Includes 25,000 shares subject to vested options, direct ownership of 200,000 shares of stock underlying units held.
(8)	Includes 50,000 shares subject to vested options.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of August 31, 2012, the Company has accrued interest in the amount of $48,216.

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

On October 6, 2011, the Company issued a convertible promissory note in principal amount of $70,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bore interest at 6% per annum and was convertible into the Company's common stock at $0.04 per share. On the same date, Mr. Silverman elected to convert this note plus accrued interest of $1,128 into 1,778,193 shares of the Company’s Common Stock. The company recognized a $70,000 loss upon the conversion of this note.

On October 7, 2011, the Company issued a 90-day convertible promissory note in the principal amount of $10,000 to our President, Anthony Silverman, who is also a member of the Board of Directors. This note, which was issued for operating capital, bore interest at 6% per annum and was convertible into the Company’s common stock at $0.04 per share. The Company recognized a $10,000 beneficial conversion feature upon the issuance of this note. During the fiscal year ended August 31, 2012, $10,000 was expensed as interest and finance charges as a result of amortizing the discount from the beneficial conversion feature. This note was extended 90 days to April 4, 2012. On January 26, 2012 this note was paid off together with accrued interest of $182.

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

On March 26, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was extended to August 23, 2012. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On May 26, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears an interest rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On June 30, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore interest at a rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On July 16, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore interest at a rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On August 13, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore interest at a rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On August 23, 2012, the Company issued a convertible promissory note in principal amount of $45,000 to its President, Anthony Silverman, who is also a member of the Board of Directors. This note was issued as payment in full of the principal and accrued interest of three outstanding promissory notes in that aggregate amount. The newly issued convertible promissory note bore interest at 6% per annum and was convertible into the Company's common stock at $0.04 per share. On August 24, 2012, Mr. Silverman elected to convert this note plus accrued interest of $524 into 2,276,182 shares of the Company’s Common Stock. The company recognized a $22,758 loss upon the conversion of this note.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2012	August 31, 2011

(i) Audit Fees	$13,046	$10,290
(ii) Audit Related Fees	$—	$—
(iii) Tax Fees	$—	$—
(iv) All Other Fees	$—	$—

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2) Exhibits

Number	Description of Filing	Method
2.1	Agreement of Merger and Plan of Reorganization between BestNet Communications Corp, Oncologix Corporation and JDA Medical Technologies, Inc.	(9)
3.1	Articles of Incorporation, as originally filed with the Nevada Secretary of State on February 19, 1998, and as amended to date	(1)
3.3	Certificate of Amendment to Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(6)
3.4	Amended Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.5	Amended Certificate of Designations, Rights, Preferences and Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.6	Amended Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.7	Amended and Restated Bylaws of BestNet Communications Corp.	(8)
3.8	Certificate of Amendment of Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(11)
4	2000 Incentive Stock Plan	(2)
4.1	Form of Unit Purchase Agreement	(7)
10.1	Securities Purchase Agreement between Wavetech and the investor and the Placement Agent	(3)
10.2	Registration Rights Agreement between Wavetech, the Investor and the Placement Agent	(3)
10.3	Registration Right Agreement	(3)
10.4	Securities Purchase Agreement	(3)
10.5	Product Customization Agreement	(4)
10.6	Purchase Agreement by and among Softalk, Inc., Interpretel (Canada) Inc. and Wavetech International, Inc. dated October 25, 1999	(5)
10.7	Amendment No. 1 to Amended and Restated License Agreement	(5)
10.8	Amended and Restated License Agreement	(5)
10.9	Share Exchange Agreement by and among Wavetech International, Inc., Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999	(5)
10.10	Minutes of Settlement between BestNet Communications Corp. and Softalk, Inc.	(8)

10.11	Lease Agreement Dated November 1, 2005, by and between Noto’s Properties LLC. and BestNet	(10)
10.12	Lease Agreement Dated July 25, 2006, by and between R & J Ventures LLC. and Oncologix Corporation	(10)
10.13	Lease Agreement Dated July 12, 2006, by and between Office Suites Plus and Oncologix Corporation	(10)
10.14	Form of Note and Warrant Purchase Agreement between BestNet and Mountainview Opportunistic Growth Fund LP	(10)
10.15	Form of Note Purchase Agreement Issued July 7, 2006	(10)
10.16	Franco Consulting Agreement	(9)
10.17	Kennedy Employment Agreement	(9)
10.18	Green Employment Agreement	(9)
10.19	Lowe Employment Agreement	(9)
10.20	License to Fountain Pharmaceuticals, Inc.	(11)
14.1	Oncologix Tech, Inc. Code of Ethics	(6)
21	Subsidiaries of the Registrant	*
32.1	Section 906 Certification of Andrew M. Green	*
32.2	Section 906 Certification of Michael A. Kramarz	*
31.1	Certification of Chief Executive Officer	*
31.2	Certification of Chief Financial Officer	*
99	Consent of Seale and Beers, CPAs	*

*	Filed herewith
(1)	Incorporated by reference to the like numbered exhibit to Form 10-QSB for the quarter ended February 28, 1998.
(2)	Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)	Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4)	Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-KSB for the year ended August 31, 1999.
(6)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2003.
(7)	Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended May 31, 2003.
(8)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K, dated July 26, 2006.
(10)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2006.
(11)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2007

(b)	Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOLOGIX TECH, INC.

Date: December 7, 2012	By: /s/ Anthony Silverman
Name: Anthony Silverman
Title: Chief Executive Officer and President
Date: December 7, 2012	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony Silverman	Date: December 7, 2012
Anthony Silverman, Chief Executive Officer, President and Director

By: /s/ Michael A. Kramarz	Date: December 7, 2012
Michael A. Kramarz, Chief Financial Officer

By: /s/ Barry Griffith	Date: December 7, 2012
Barry Griffith, Director