Form 10-Q
period 2012-11-30
Oncologix Tech Inc.
filed 2013-01-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended November 30, 2012.

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

As of January 2, 2013, there were 58,563,258 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$6,260	$1,931
Prepaid expenses and other current assets	12,330	2,993

Total current assets	18,590	4,924

Property and equipment (net of accumulated depreciation
of $9,006 and $8,916)	1,391	1,481

Total assets	$19,981	$6,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$125,000	$—
Convertible notes payable - related parties (net of discount of $0 and $0)	235,025	—
Notes payable	9,399	—
Notes payable - related parties	15,000	—
Accounts payable and other accrued expenses	152,970	142,990
Accrued interest payable	45,069	42,575
Accrued interest payable - related parties	51,863	48,216

Total current liabilities	634,326	233,781

Long-term liabilities:
Convertible notes payable - (net of discount of $0 and $0)	—	125,000
Convertible notes payable - related parties (net of discount of $0 and $0)	—	235,025

Total long-term liabilities	—	360,025

Total liabilities	634,326	593,806

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 129,062 shares issued and outstanding at
November 30, 2012 and August 31, 2012, respectively	129	129
Common stock, par value $.001 per share; 200,000,000 shares authorized;
58,563,258 and 57,563,258 shares issued and outstanding at
November 30, 2012 and August 31, 2012, respectively	58,563	57,563
Additional paid-in capital	57,716,233	57,697,233
Accumulated deficit prior to reentering development stage	(58,004,869)	(58,004,869)
Deficit accumulated during the development stage	(380,922)	(333,982)
Noncontrolling interest	(3,479)	(3,475)
		(3,475)
Total stockholders' deficit	(614,345)	(587,401)

Total liabilities and stockholders' deficit	$19,981	$6,405

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

			Cumulative Since
			Reentering
			Development
	For the Three Months Ended		Stage on
	November 30,	November 30,	June 1,
	2012	2011	2011

Operating expenses:
General and administrative	$43,750	$36,643	$208,545
Depreciation and amortization	90	75	1,056

Total operating expenses	43,840	36,718	209,601

Loss from operations	(43,840)	(36,718)	(209,601)

Other income (expense):
Interest and finance charges	(2,851)	(2,701)	(16,619)
Interest and finance charges - related parties	(3,653)	(10,019)	(33,776)
Loss on conversion of notes payable - related parties	—	(70,000)	(92,758)
Induced conversion expense	—	(25,403)	(31,479)
Loss on disposal of assets	—	—	(110)
Other income (expenses)	3,400	—	3,400

Total other income (expense)	(3,104)	(108,123)	(171,342)

Loss from operations	(46,944)	(144,841)	(380,943)

Less loss attributable to noncontrolling interest	(4)	(3)	(21)

Net loss before income taxes	(46,940)	(144,838)	(380,922)

Income taxes	—	—	—

Net loss attributable to common shareholders	$(46,940)	$(144,838)	$(380,922)

Loss per common share, basic and diluted:	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	58,057,763	52,752,709

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

	For the Three Months Ended		Cumulative Since Reentering the Development Stage on
	November 30,	November 30,	June 1,
	2012	2011	2011
Operating activities:
Net loss	$(46,944)	$(144,841)	$(380,943)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	90	75	1,056
Loss on disposal of property and equipment	—	—	110
Stock based compensation	—	6,000	—
Amortization of discount on notes payable and warrants	—	70,000	10,404
Loss on conversion of notes payable - related parties	—	25,403	92,758
Induced conversion expense notes payable	—	—	31,478

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,067	841	11,129
Deposits and other assets	—	(212)	—
Accounts payable and other accrued expenses	9,980	1,137	(21,217)
Accrued interest payable - related parties	3,652	4,019	23,543
Accrued interest payable	2,494	2,641	15,611

Net cash used in operating activities	(29,661)	(34,937)	(216,071)

Investing activities:
Purchase of property and equipment	—	—	(1,289)

Net cash used in investing activities	—	—	(1,289)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	—	20,000
Proceeds from issuance of notes payable - related
parties	20,000	10,000	80,000
Proceeds from the issuance of common stock	20,000	25,000	195,000
Repayment of notes payable	(1,005)	(871)	(10,931)
Repayment of notes payable - related parties	(5,005)	—	(41,996)
Repayment of convertible notes payable	—	—	(2,252)
parties	—	—	(20,000)

Net cash provided by financing activities	33,990	34,129	219,821

Net increase (decrease) in cash and cash equivalents	4,329	(808)	2,461

Cash and cash equivalents, beginning of period	1,931	11,067	3,799

Cash and cash equivalents, end of period	$6,260	$10,259	$6,260

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

CONSOLIDATION

The condensed consolidated financial statements for the three months ended November 30, 2012 and 2011 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through November 30, 2012, the Company has allocated $3,691 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three months ended November 30, 2012 and 2011. Such costs are expensed when incurred.

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

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three months ended November 30, 2012 and 2011 are as follows:

	For the Three Months Ended
	November 30,	November 30,
	2012	2011

Net loss attributable to common shareholders	$(46,940)	$(144,838)

Weighted average shares outstanding	58,057,763	52,752,709

Loss per common share, basic and diluted:	$(0.00)	$(0.00)

Due to the net losses during the three months ended November 30, 2012 and 2011, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of November 30, 2012 and 2011:

	As of
	November 30,	November 30,
	2012	2011
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	64,531	64,531
Convertible notes payable	1,383,459	1,695,959
Options	297,085	297,085
Warrants	—	—

Total potentially dilutive securities	1,745,075	2,057,575

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2013 and prior to achieving breakeven.

As of the date of this report, we will need approximately $200,000 to fund operations for the next twelve (12) months, without regard to repaying any outstanding accounts payable, convertible or non-convertible notes payable as well as funding the marketing for our joint venture with IUTM as described in Notes 4 and 9  This funding will allow us to maintain basic operations and to keep our public filings current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. Significant delays in development could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

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

NOTE 4 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of November 30, 2012 and 2011:

	November 30,	August 31,
	2012	2012

8.0% convertible notes due September 30, 2013	$125,000	$125,000

Total unsecured convertible notes payable	125,000	125,000
Less: Current portion	(125,000)	—

Long-term portion	$—	$125,000

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes were due May 7, 2008, bore interest at the rate of 8% per annum and were convertible into our common stock at a rate of $1.00. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012 and then extended to September 30, 2013. In conjunction with the initial extension, the conversion price was reduced to $0.60. As of November 30, 2012, the Company has accrued interest in the amount of $45,069.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	November 30,	August 31,
	2012	2012

6.0% convertible note due September 30, 2013 (1)	$235,025	$235,025

Total unsecured related party convertible notes payable	235,025	235,025
Less: Current portion	(235,025)	—

Long-term portion	$—	$235,025

(1) Note payable to former CEO who resigned 4/1/09 and still remains a director of our subsidiary.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of November 30, 2012, the Company has accrued interest in the amount of $44,661.

RELATED PARTY NOTES PAYABLE:

	November 30,	August 31,
	2012	2012
6.00% note payable paid off February 11, 2013 (1)	$10,000	$—
6.00% note payable paid off February 21, 2013 (1)	5,000	—
		—

Outstanding unsecured related party notes payable	$15,000	$—

(1) Note payable to Anthony Silverman, the Company's President and CEO.

On September 14, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bears interest at 6% per annum. This note was further extended to February 11, 2013. As of November 30, 2012, the Company has accrued interest in the amount of $127.

On October 11, 2012, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore an interest rate of 6%. This note was paid off, together with accrued interest of $5 on October 17, 2012.

On November 23, 2012 the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bears interest at 6% per annum. As of November 30, 2012, the Company has accrued interest in the amount of $6.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and is due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.

	November 30,	August 31,
	2012	2012

8.99% note payable due August 31, 2013	$9,399	$—

Outstanding unsecured related party convertible notes payable	$9,399	$—

NOTE 5 — STOCKHOLDERS EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of November 30, 2012 and August 31, 2012, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2011	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, November 30,, 2012	129,062	64,531	$25,812	$0.40

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

SUBSCRIBED COMMON STOCK:

As of November 30, 2012 and August 31, 2012, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of November 30, 2012, $3,691 cumulative net loss was attributable to the non-controlling interest.

WARRANTS:

At November 30, 2012 and August 31, 2012, the Company did not have any outstanding warrants.

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

During the three months ended November 30, 2012 and 2011, we granted nil and nil options from the stock incentive plans described above, respectively. During the three months ended November 30, 2012 and 2011, zero options were exercised, respectively; nil and nil options were forfeited, respectively; and 15,000 and nil options were expired, respectively. During the three months ended November 30, 2012 and 2011, $0 and $0 was expensed as stock based compensation, respectively.

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2011	297,085	$0.12 - $5.16	$1.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	—		—
Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.43
Granted
Exercised	—	—	—
Cancelled	(15,000)	$5.16	5.16
Outstanding, November 30, 2012	282,085	$0.12 - $2.40	$1.23

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2012.

	Options Outstanding	Options Exercisable

Number of options	282,085	282,085
Aggregate intrinsic value of options	$—	$—
Weighted average remaining contractual term (years)	1.66	1.66
Weighted average exercise price	$1.23	$1.23

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

We have 6,377,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of November 30, 2012. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

On September 1, 2012, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2012. During the three months ended November 30, 2012 and 2011, we incurred an expense of $25,830 and $19,600 respectively, under these agreements.

NOTE 7 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During the three months ended November 30, 2012 and 2011, the Company entered into financing agreements with related parties of the Company. Please see Note 4 for further descriptions of these transactions.

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

NOTE 10 – STATEMENT OF CASH FLOWS

For the three months ended November 30, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	10,404

Total non-cash transactions from investing and financing activities.	$10,404

For the three months ended November 30, 2011, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,403
On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2011.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011. This note was paid in full during fiscal 2012.	8,078

Total non-cash transactions from investing and financing activities.	$210,012

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the period since reentering the development stage on June 1, 2011 to November 30, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403

The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402

On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2011.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2012.	8,078

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720

The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2011.	10,404

Total non-cash transactions from investing and financing activities.	$230,211

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On January 8, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.

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

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2012.

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

COMPARISON OF THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2012 TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2011

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead.

General and administrative expense increased to $43,750 during the three-month period ended November 30, 2012, from $36,643, a, increase of 19% or $7,107 in the comparable period in fiscal 2012. Payroll and related expenses increased to $27,806 during the three-month period ended November 30, 2012, from $21,158 in the comparable period in fiscal 2012, due primarily to increased hours from our CFO in preparation of the information necessary for our quarterly SEC filings which now include XBRL filings. Licenses and Fees expense increased to $4,063 during the three-month period ended November 30, 2012, from $3,331 in the comparable period in fiscal 2012, due primarily to higher transfer agent costs.

Depreciation and Amortization

Depreciation and amortization increased to $90 during the three-month period ended November 30, 2012, from $75 in the comparable period in fiscal 2012. The increase in depreciation and amortization was the result of second year depreciation on fiscal 2012 purchases..

Interest Income

There was no reportable interest income during the three or nine-month periods ended November 30, 2012 and 2011.

Interest and Finance Charges

Interest and finance charges increased to $2,851 for the three-month period ended November 30, 2012, from $2,702, an increase of 6% or $149 for the comparable period in fiscal 2012. The increase is primarily attributable finance charges for purchases on credit..

Interest and finance charges – related parties decreased to $3,653 for the three-month period ended November 30, 2012, from $10,019, a decrease of 64% or $6,366 for the comparable period in fiscal 2012. The decrease is primarily attributable to the conversion and payoff of several related party notes in fiscal 2012.

A summary of interest and finance charges is as follows:

			Cumulative Since
			Reentering
			Development
	For the Three Months Ended		Stage on
	November 30,	November 30,	June 1,
	2012	2011	2011
Interest expense on non-convertible notes	$—	$60	$409
Interest expense on non-convertible notes - related parties	137	414	2,325
Interest expense on convertible notes payable	2,493	2,641	15,610
Interest expense on convertible notes payable - related parties	3,516	3,605	21,451
Amortization of note payable discounts - related parties	—	—	10,000
Other interest and finance charges	358	6,000	600

Total interest and finance charges	$6,504	$12,720	$50,395

Induced Conversion Expense

Induced conversion expense decreased to $0 for the three-month period ended November 30, 2012, from $25,403, a decrease of more than 100% for the comparable periods in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012, as a result of reducing the conversion price from $0.08 to $0.04 per share for these conversions.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable decreased to $0 for the three -month period ended November 30, 2012, from $70,000, a decrease of more than 100% for the comparable period in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of a related party convertible promissory note during the first quarter of fiscal 2012 at below market value.

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

On November 30, 2012, we had cash and cash equivalents of $6,260. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of November 30, 2012, of our required minimum cash payments for our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

2/11/2013 (1)	6.00%	$10,000	$247	$10,247	Non-convertible
2/21/2013 (1)	6.00%	$5,000	$74	$5,074	Non-convertible
9/30/2013 (2)	6.00%	235,025	63,476	298,501	Convertible at $0.20 per share
9/30/2013	8.00%	125,000	53,397	178,397	Convertible at $0.60 per share

		$375,025	$117,194	$492,219

(1) Note payable to Anthony Silverman, our President and CEO.
(2) Note payable to former CEO who resigned on 4/1/09 and still remains a director of our subsidiary.
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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2012 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of November 30, 2012. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to 9 non-related accredited investors at $0.02 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits.	Exhibits. Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2013	ONCOLOGIX TECH, INC.

By: /s/ Anthony Silverman
Anthony Silverman, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Silverman certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of Oncologix Tech, Inc.;
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;
(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with these entities, particularly during the period in which this Report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and
(d)	Disclosed in this Report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: January 14, 2013

By: /s/ Anthony Silverman

Anthony Silverman

Chief Executive Officer and President