Form 10-Q
period 2013-02-28
Oncologix Tech Inc.
filed 2013-04-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended February 28, 2013.

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

Yes [_] No [X]

As of March 31, 2013, there were 61,587,422 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$72	$1,931
Prepaid expenses and other current assets	9,339	2,993

Total current assets	9,411	4,924

Property and equipment (net of accumulated depreciation
of $9,096 and $8,916)	1,301	1,481

Total assets	$10,712	$6,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$125,000	$—
Convertible notes payable - related parties (net of discount of $0 and $0)	235,025	—
Notes payable	6,337	—
Accounts payable and other accrued expenses	169,199	142,990
Accrued interest payable	47,534	42,575
Accrued interest payable - related parties	55,208	48,216

Total current liabilities	638,303	233,781

Long-term liabilities:
Convertible notes payable - (net of discount of $0 and $0)	—	125,000
Convertible notes payable - related parties (net of discount of $0 and $0)	—	235,025

Total long-term liabilities	—	360,025

Total liabilities	638,303	593,806

Stockholders' Deficit:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 129,062 shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	129	129
Common stock, par value $.001 per share; 200,000,000 shares authorized;
61,587,422 and 57,563,258 shares issued and outstanding at
February 28, 2013 and August 31, 2012, respectively	61,587	57,563
Additional paid-in capital	57,753,692	57,697,233
Accumulated deficit prior to reentering development stage	(58,004,869)	(58,004,869)
Deficit accumulated during the development stage	(434,648)	(333,982)
Noncontrolling interest	(3,482)	(3,475)
		(3,475)
Total stockholders' deficit	(627,591)	(587,401)

Total liabilities and stockholders' deficit	$10,712	$6,405

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

					Cumulative Since
					Reentering
					Development
	For the Three Months Ended		For the Six Months Ended		Stage on
	February 28,	February 29,	February 28,	February 29,	June 1,
	2013	2012	2013	2012	2011

Operating expenses:
General and administrative	$36,717	$32,566	$80,467	$69,210	$245,262
Depreciation and amortization	90	184	180	260	1,146

Total operating expenses	36,807	32,750	80,647	69,470	246,408

Loss from operations	(36,807)	(32,750)	(80,647)	(69,470)	(246,408)

Other income (expense):
Interest and finance charges	(3,055)	(2,697)	(5,906)	(5,398)	(19,674)
Interest and finance charges - related parties	(3,625)	(7,660)	(7,278)	(17,679)	(37,401)
Loss on conversion of notes payable - related parties	(10,242)	—	(10,242)	(70,000)	(103,000)
Induced conversion expense	—	—	—	(25,402)	(31,479)
Loss on disposal of assets	—	(110)	—	(110)	(110)
Other income (expenses)	—	—	3,400	—	3,400

Total other income (expense)	(16,922)	(10,467)	(20,026)	(118,589)	(188,264)

Loss from operations	(53,729)	(43,217)	(100,673)	(188,059)	(434,672)

Less loss attributable to noncontrolling interest	(3)	(4)	(7)	(7)	(24)

Net loss before income taxes	(53,726)	(43,213)	(100,666)	(188,052)	(434,648)

Income taxes	—	—	—	—	—

Net loss attributable to common shareholders	$(53,726)	$(43,213)	$(100,666)	$(188,052)	$(434,648)

Loss per common share, basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	59,968,628	54,410,702	59,007,917	53,581,705

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

			Cumulative
			Since
			Reentering
			the
			Development
	For the Six Months Ended		Stage on
	February 28,	February 29,	June 1,
	2013	2012	2011
Operating activities:
Net loss	$(100,673)	$(188,058)	$(434,672)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	180	260	1,146
Loss on disposal of property and equipment	—	110	110
Stock based compensation	—	10,000	—
Amortization of discount on notes payable and warrants	—	70,000	10,404
Loss on conversion of notes payable - related parties	10,241	25,402	102,999
Induced conversion expense notes payable	—	—	31,478

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,058	3,595	14,120
Deposits and other assets	—	—	—
Accounts payable and other accrued expenses	26,209	2,107	(4,988)
Accrued interest payable - related parties	7,278	7,446	27,169
Accrued interest payable	4,959	5,134	18,076

Net cash used in operating activities	(47,748)	(64,004)	(234,158)

Investing activities:
Purchase of property and equipment	—	(1,677)	(1,289)

Net cash used in investing activities	—	(1,677)	(1,289)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	—	20,000
Proceeds from issuance of notes payable - related parties	20,000	20,000	80,000
Proceeds from the issuance of common stock	40,000	65,000	215,000
Repayment of notes payable	(4,067)	(3,523)	(13,993)
Repayment of notes payable - related parties	(10,044)	—	(47,035)
Repayment of convertible notes payable	—	—	(2,252)
Repayment of convertible notes payable - related parties	—	(20,000)	(20,000)

Net cash provided by financing activities	45,889	61,477	231,720

Net increase (decrease) in cash and cash equivalents	(1,859)	(4,204)	(3,727)

Cash and cash equivalents, beginning of period	1,931	11,067	3,799

Cash and cash equivalents, end of period	$72	$6,863	$72

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

We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818. At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we suspended these development activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. During recent discussions with IUTM management, the prior understandings were reaffirmed. While our Management is optimistic as to the outcome of those discussions and future success, it is not possible to predict the probabilities of success with any degree of certainty.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

On May 19, 2011, the Company affected a one-for-four reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

Because the development of the brachytherapy device is not complete and it cannot be marketed at this time, the Company’s management and Board of Directors have determined that the Company has reentered the development stage effective June 1, 2011.  Since the Company has limited operations at this point in time, the Company will be considered a development stage company.  Under the terms of the Agreement described above, the Company believed that we would be able to market the Oncosphere and other medical products IUTM develops.

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

CONSOLIDATION

The condensed consolidated financial statements for the three and six months ended February 28, 2013 and February 29, 2012 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through February 28, 2013, the Company has allocated $3,694 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three and six months ended February 28, 2013 and February 29, 2012. Such costs are expensed when incurred.

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

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and six months ended February 28, 2013 and February 29, 2012 are as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012

Net loss attributable to common shareholders	$(53,726)	$(3,213)	$(100,666)	$(188,052)

Weighted average shares outstanding	59,968	54,410.702	59,007,917	53,681,705

Loss per common share, basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Due to the net losses during the three and six months ended February 28, 2013 and February 29, 2012, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of February 28, 2013 and February 29, 2012:

	As of
	February 28,	February 29,
	2013	2012
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	64,531	64,531
Convertible notes payable	1,383,459	1,383,459
Options	267,085	297,085
Warrants	—	—

Total potentially dilutive securities	1,715,075	1,745,075

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

With the acquisition of Dotolo Research Corporation (“Dotolo”) on March 22, 2013, we anticipate that we will require approximately $500,000 to operate through December 2013. Please see Note 11- Subsequent Events and our Current Report on Form 8-K filed with the SEC on March 27, 2013 for further information on our acquisition of Dotolo Research Corporation. The required operating capital was calculated without regard to repaying any outstanding accounts payable, convertible or non-convertible notes payable, as well as the possibility of funding the future marketing costs for our joint venture with IUTM as described in Notes 4 and 8. This funding will allow us to meet our current sales demands and expenses of Dotolo and Oncologix, while keeping our public filings current. Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. There is no assurance that the business activities of Dotolo Research Corporation will achieve breakeven status by the end of 2013. Significant delays in achieving breakeven status could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

On May 19, 2011, the Company affected a 1 for 4 reverse stock split. This reverse split will give the Company the ability to raise additional operating funds for both our potential joint ventures, and to fund further ongoing operations. While there is no guarantee that funds will be available, we believe this reverse split will allow us to consummate our joint ventures and move towards a positive cash flow position.

NOTE 4 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of February 28, 2013 and February 29, 2012:

	February 28,	August 31,
	2013	2012

8.0% convertible notes due September 30, 2013	$125,000	$125,000

Total unsecured convertible notes payable	125,000	125,000
Less: Current portion	(125,000)	—

Long-term portion	$—	$125,000

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes were due May 7, 2008, bore interest at the rate of 8% per annum and were convertible into our common stock at a rate of $1.00. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012 and then extended to September 30, 2013. In conjunction with the initial extension, the conversion price was reduced to $0.60. As of February 28, 2013, the Company has accrued interest in the amount of $47,534.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

Convertible related party notes payable consist of the following as of February 28, 2013 and February 29, 2012:

	February 28,	August 31,
	2013	2012

6.0% convertible note due September 30, 2013 (1)	$235,025	$235,025

Total unsecured related party convertible notes payable	235,025	235,025
Less: Current portion	(235,025)	—

Long-term portion	$—	$235,025

(1) Note payable to former CEO who resigned 4/1/09 and still remains a director of our subsidiary.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of February 28, 2013, the Company has accrued interest in the amount of $55,208.

On February 8, 2013, the Company issued a 30-Day convertible promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,242. This convertible note was issued to pay off a previously issued 90-Day promissory note. This note bears interest at 6% and is convertible into the company’s common stock at $0.01 per shares. On February 8, 2013, Mr. Silverman elected to convert the note and accrued interest into 1,024,164 shares of common stock. The Company also recorded a $10,242 loss on the conversion of this note.

RELATED PARTY NOTES PAYABLE:

	February 28,	August 31,
	2013	2012
	$—	$—
—

Outstanding unsecured related party notes payable	$—	$—

On September 14, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore interest at 6% per annum. This note was further extended to February 11, 2013. On February 8, 2013, this note was paid off together with accrued interest of $242 by the issuance of a convertible promissory note. Please see Convertible Related Party Notes Payable for further information.

On October 11, 2012, the Company issued a 30-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore an interest rate of 6%. This note was paid off, together with accrued interest of $5 on October 17, 2012.

On November 23, 2012 the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore interest at 6% per annum. This note was paid off, together with accrued interest of $39 on January 9, 2013.

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

	February 28,	August 31,
	2013	2012
9.27% note payable due August 31, 2013	$6,337	$—

Outstanding unsecured related party convertible notes payable	$6,337	$—

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of February 28, 2013 and August 31, 2012, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2011	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, February 28, 2013	129,062	64,531	$25,812	$0.40

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

SUBSCRIBED COMMON STOCK:

As of February 28, 2013 and August 31, 2012, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of February 28, 2013, $3,694 cumulative net loss was attributable to the non-controlling interest.

WARRANTS:

At February 28, 2013 and August 31, 2012, the Company did not have any outstanding warrants.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors. For fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, our Board of Directors have elected to waive the grant of these annual options.

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

During the three and six months ended February 28, 2013 and February 29, 2012, we granted nil and nil options from the stock incentive plans described above, respectively. During the three and six months ended February 28, 2013 and February 29, 2012, nil and nil options were exercised, respectively. During the three and six months ended February 28, 2013 and February 29, 2012, nil and nil options were forfeited, respectively. During the three and six months ended February 28, 2013 and February 29, 2012, 15,000 and 30,000 and nil options were expired, respectively. During the three and six months ended February 28, 2013 and February 29, 2012, $0 and $0 was expensed as stock based compensation, respectively.

	Number of Options Granted	Option Price Per Share	Weighted Average Exercise Price Per Share

Outstanding August 31, 2011	297,085	$0.12-$5.16	$1.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, August 31, 2012	297,085	$0.12-$5.16	$1.43
Granted
Exercised	—	—	—
Cancelled	(30,000)	$2.40-$5,16	3.78
Outstanding, February 29, 2013	267,085	$0.12-$2.00	$1.17

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2013.

	Options	Options
	Outstanding	Exercisable
Number of options	282,085	282,085
Aggregate intrinsic value of options	$—	$—
Weighted average remaining contractual term (years)	1.49	1.49
Weighted average exercise price	$1.17	$1.17

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

We have 6,392,418 and 4,525,000 shares of common stock available for future issuance under our 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, respectively, as of February 28, 2013. Under the 2000 Stock Incentive Plan and 1997 Stock Incentive Plan, the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. Both of these plans have been approved by our shareholders.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

On September 1, 2012, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2012. During the six months ended February 28, 2013 and February 29, 2012, we incurred an expense of $44,940 and $36,050 respectively, under these agreements.

NOTE 7 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During the six months ended February 28, 2013 and February 29, 2012, the Company entered into financing agreements with related parties of the Company. Please see Note 4 for further descriptions of these transactions.

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

We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. During recent discussions with IUTM management, the prior understandings were reaffirmed. While our Management is optimistic as to the outcome of those discussions and future success, it is not possible to predict the probabilities of success with any degree of certainty.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

On May 19, 2011, the Company affected a one-for-four reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

Because the development of the brachytherapy device is not complete and it cannot be marketed at this time, the Company’s management and Board of Directors have determined that the Company has reentered the development stage effective June 1, 2011.  Since the Company has limited operations at this point in time, the Company will be considered a development stage company.  Under the terms of the Agreement described above, the Company believed that we would be able to market the Oncosphere and other medical products IUTM develops.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact on our financial condition or results of operations.

NOTE 10 – STATEMENT OF CASH FLOWS

For the six months ended February 28, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

Total non-cash transactions from investing and financing activities.	$20,645

For the six months ended February 29, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402

On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2011.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011. This note was paid in full during fiscal 2012.	8,078

Total non-cash transactions from investing and financing activities.	$210,011

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the period since reentering the development stage on June 1, 2011 to February 28, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403

The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402

On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2011.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.	8,078

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720

The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

Total non-cash transactions from investing and financing activities.	$240,452

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On March 8, 2013, the Company issued a 60-Day promissory note to Anthony Silverman, its former President and CEO, in the principal amount of $2,686. The note bears an interest rate of 6%.

On March 21, 2013, Anthony Silverman turned in his resignation as Chief Executive Officer and Chairman of the Board. The Company’s Board of Directors nominated Barry Griffith to replace Mr. Silverman as Chief Executive Officer. Please see our Current Report on Form 8-K filed on March 25, 2013.

On March 22, 2013, a closing was held pursuant to a Sales Purchase Agreement, dated as of March 22, 2013, (the “Agreement”) by and among Oncologix Tech Inc. (OCLG or Company), and Clearview Medical, LLC (Clearview), for Company to acquire 1,000 shares of Common Stock of Dotolo Research Corporation, which represents all of the issued and outstanding shares of Dotolo Research Corporation. Please see our Current Report on Form 8-K filed with the SEC on March 27, 2013.

Pursuant to the Agreement, Clearview Medical, LCC sold all of the Common Stock of Dotolo Research Corporation for shares in the Company with an aggregate amount of 58,564 shares of a newly created Series D Preferred Stock (“New Preferred Shares”) being issued at their par value of $.001 which have a liquidation preference of $4,700,000. Clearview Medical, LLC is the owner of all of the shares of Dotolo Research Corporation, a corporation organized under the laws of the State of Florida, a manufacturer of medical device products principally used in colon cleansing and bowel preparation for Endoscopy, OB/GYN, marketed both domestic and internationally.

The New Preferred Shares shall be issued as soon as possible after the Closing Date, but no later than thirty (30) days after the closing date. Each share of New Preferred shall be convertible into 1,000 shares of common stock commencing one year after issuance and, until conversion, shall vote with the common on all matters and have the votes per share set forth below;

(a)                 Each share of New Preferred shall proportionally adjust in the event of stock splits or the like;

(b)                 Each share of New Preferred shall receive dividends as though it were converted to common stock; and,

(c)                 The voting of the New Preferred shall be as follows: initially each share of New Preferred shall have 400 votes; on the first anniversary of their issuance, the voting power of each share of New Preferred shall increase to 800 votes; on the second anniversary of their issuance, the voting power of each share of New Preferred shall increase to 1,200 votes; on the third anniversary of their issuance, the voting power of each share of New Preferred shall increase to 1,600 votes; and on the fourth anniversary of their issuance, the voting power of each share of New Preferred shall increase to 2,000 votes where it shall remain until converted.

(d)                The holders of the new preferred shall be entitled to elect one member of the board of directors commencing six months after the closing.

Under the terms of the Agreement, Barry Griffith, the current Chairman and CEO of the Company, resigned as CEO and Chairman of the Board. Mr. Griffith agreed to remain a member of the Board of Directors for a minimum period of 180 days.

Roy W. Erwin will assume the responsibilities of the Company as Chairman of the Board and Chief Executive Officer. Michael A. Kramarz will remain as the Chief Financial Officer.

Please review our Current Report on Form 8-K for further information including Risk Factors, which was filed on March 25, 2013. This acquisition will be accounted for using the acquisition method of accounting.

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

We entered the medical device business at the end of July 2006 through the acquisition of JDA Medical Technologies, Inc. ("JDA"), a development stage company, which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. During June 2007, we moved our principal offices from Grand Rapids, Michigan, to our offices at 3725 Lawrenceville-Suwanee Road, Suite B-4, Suwanee, Georgia, 30024, telephone (770) 831-8818. At that address, our business was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we suspended these development activities on December 31, 2007, whereupon we closed the offices in Suwanee Georgia.

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

We have been advised that IUTM is continuing the development of a brachytherapy device generally as described above but based on proprietary technology not developed by the University of Maryland. During recent discussions with IUTM management, the prior understandings were reaffirmed. While our Management is optimistic as to the outcome of those discussions and future success, it is not possible to predict the probabilities of success with any degree of certainty.

On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed.

On May 19, 2011, the Company affected a one-for-four reverse stock split. All share and per share information has been restated to retroactively show the effect of this stock split. The reverse split was approved by a majority of the Company’s shareholders on March 24, 2011.

Because the development of the brachytherapy device is not complete and it cannot be marketed at this time, the Company’s management and Board of Directors have determined that the Company has reentered the development stage effective June 1, 2011.  Since the Company has limited operations at this point in time, the Company will be considered a development stage company.  Under the terms of the Agreement described above, the Company believed that we would be able to market the Oncosphere and other medical products IUTM develops.

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

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2013 TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29, 2012

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, and public relations expenses. These expenses relate primarily to general corporate overhead.

General and administrative expense increased to $36,717 during the three-month period ended February 28, 2013, from $32,566, a, increase of 13% or $4,151 in the comparable period in fiscal 2012. Payroll and related expenses increased to $21,783 during the three-month period ended February 28, 2013, from $18,851 in the comparable period in fiscal 2012, due primarily to increased hours from our CFO in preparation of the required SEC reports, additional time required for XBRL review, and additional time working on the business acquisition. Outside services expense increased to $5,275 during the three-month period ended February 28, 2013, from $3,185 in the comparable period in fiscal 2012, due primarily to higher SEC filing costs as a result of additional XBRL filing requirements. Insurance expense increased to $3,194 during the three-month period ended February 28, 2013, from $2,657 in the comparable period in fiscal 2012 due primarily to an increase in our annual Directors and Officers insurance policy premiums.

General and administrative expense increased to $80,467 during the six-month period ended February 28, 2013, from $69,210, a, increase of 16% or $11,257 in the comparable period in fiscal 2012. Payroll and related expenses increased to $49,589 during the six-month period ended February 28, 2013, from $40,009 in the comparable period in fiscal 2012, due primarily to increased hours from our CFO in preparation of the required SEC reports, additional time required for XBRL review, and additional time working on the business acquisition. Outside services expense increased to $5,760 during the six-month period ended February 28, 2013, from $3,988 in the comparable period in fiscal 2012, due primarily to higher SEC filing costs as a result of additional XBRL filing requirements. Insurance expense increased to $6,030 during the six-month period ended February 28, 2013, from $5,312 in the comparable period in fiscal 2012 due primarily to an increase in our annual Directors and Officers insurance policy premiums.

Depreciation and Amortization

Depreciation and amortization decreased to $90 during the three-month period ended February 28, 2013, from $184 in the comparable period in fiscal 2012. The increase in depreciation and amortization was the result of depreciation on fiscal 2012 purchases.

Depreciation and amortization decreased to $180 during the six-month period ended February 28, 2013, from $260 in the comparable period in fiscal 2012. The increase in depreciation and amortization was the result of depreciation on fiscal 2012 purchases.

Interest Income

There was no reportable interest income during the three or six-month periods ended February 28, 2013 and February 29, 2012.

Interest and Finance Charges

Interest and finance charges increased to $3,055 for the three-month period ended February 28, 2013, from $2,697, an increase of 13% or $358 for the comparable period in fiscal 2012. The increase is primarily attributable finance charges for purchases on credit.

Interest and finance charges increased to $5,906 for the six-month period ended February 28, 2013, from $5,398, an increase of 9% or $508 for the comparable period in fiscal 2012. The increase is primarily attributable finance charges for purchases on credit.

Interest and finance charges – related parties decreased to $3,625 for the three-month period ended February 28, 2013, from $7,660, a decrease of 53% or $4,035 for the comparable period in fiscal 2012. The decrease is primarily attributable to the conversion and payoff of several related party notes in fiscal 2012.

Interest and finance charges – related parties decreased to $7,278 for the six-month period ended February 28, 2013, from $17,679, a decrease of 59% or $10,401 for the comparable period in fiscal 2012. The decrease is primarily attributable to the conversion and payoff of several related party notes in fiscal 2012.

A summary of interest and finance charges is as follows:

					Cumulative Since
					Reentering
					Development
	For the Three Months Ended		For the Six Months Ended		Stage on
	February 28,	February 29,	February 28,	February 29,	June 1,
	2013	2012	2013	2012	2011
Interest expense on non-convertible notes	$194	$142	$275	$203	$603
Interest expense on non-convertible notes - related parties	148	—	285	414	2,473
Interest expense on convertible notes payable	2,466	2,494	4,959	5,134	18,076
Interest expense on convertible notes payable - related parties	3,477	3,660	6,993	7,265	24,928
Amortization of note payable discounts - related parties	—	4,000	—	10,000	10,000
Other interest and finance charges	395	61	672	61	995

Total interest and finance charges	$6,680	$10,357	$13,184	$23,077	$57,075

Induced Conversion Expense

Induced conversion expense was nil and nil for the three-month periods ended February 28, 2013 and February 29, 2012.

Induced conversion expense decreased to $0 for the six-month period ended February 28, 2013, from $25,403, a decrease of more than 100% for the comparable periods in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012, as a result of reducing the conversion price from $0.08 to $0.04 per share for these conversions.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $10,241 for the three -month period ended February 28, 2013, from $0, an increase of more than 100% for the comparable period in fiscal 2012. The increase was due to the issuance of shares of common stock for the conversion of a related party convertible promissory note during the second quarter of fiscal 2013 at below market value.

Loss on conversion of notes payable decreased to $10,241 for the six -month period ended February 28, 2013, from $70,000, a decrease of more than 100% for the comparable period in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of a related party convertible promissory note at below market value.

LIQUIDITY AND CAPITAL RESOURCES

With the acquisition of Dotolo Research Corporation on March 22, 2013, we anticipate that we will require approximately $500,000 to operate through December 2013. This funding will allow us to meet our current sales demands and expenses of Dotolo and Oncologix, while keeping all our public filings current. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. There is no assurance that the business activities of Dotolo will achieve breakeven status by the end of 2013. We never achieved positive cash flow or profitability in our prior edeavours.

On February 28, 2013, we had cash and cash equivalents of $72. We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors.

Below is a summary listing for the next 12 months, as of February 28 2013, of our required minimum cash payments for our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest ***	Total Owed	Convertible/Non-Convertible

2/11/2013 (1)	6.00%	$10,000	$247	$10,247	Non-convertible
2/21/2013 (1)	6.00%	$5,000	$74	$5,074	Non-convertible
9/30/2013 (2)	6.00%	$235,025	$63,476	$298,501	Convertible at $0.20 per share
9/30/2013	6.00%	$125,000	$53,397	$178,397	Convertible at $0.60 per share

		$375,025	$117,194	$493,219

(1) Note payable to former CEO who resigned on 4/1/09 and still remains a director of our subsidiary.
(2) Note payable to former CEO who resigned on 4/1/09 and still remains a director of our susidiary.
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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2012 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of February 28, 2013. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2013	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer