Form 10-Q/A
period 2013-02-28
Oncologix Tech Inc.
filed 2013-04-18
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended February 28, 2013.

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________.

Commission File Number 0-15482

ONCOLOGIX TECH, INC.

(Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-1006416
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Idenficiation No.)

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

 EXPLANATORY NOTE

This Current Report on Form 10-Q/A filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on April 15, 2013 is filed solely to correct one error: 1) The Company incorrectly stated that it has not been current in its filings in question. Oncologix Tech, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 18, 2013	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer