Form 10-Q
period 2013-05-31
Oncologix Tech Inc.
filed 2013-07-22
CIK 799694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ______________________________

ONCOLOGIX TECH, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Nevada	Commission File Number 0-15482	86-1006416
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification No.)

P.O. Box 8832

Grand Rapids, MI 49518-8832

(Address of principal executive offices)

(616) 977-9933

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of July 15, 2013, there were 63,587,422 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes☐ No ☑

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$(104)	$1,931
Accounts receivable (net of allowance of $3,000)	3,775	$—
Inventory	22,000	$—
Prepaid expenses and other current assets	39,951	2,993

Total current assets	65,622	4,924

Property and equipment (net of accumulated depreciation
of $9,873 and $8,916)	23,570	1,481
Deposits and other assets	10,050	—
Intangible assets	1,007,887	—
Patents, registrations	122,479	—

Total assets	$1,229,608	$6,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$125,000	$—
Convertible notes payable	235,025	—
Notes payable	106,815	—
Notes payable - related parties	146,461	—
Accounts payable and other accrued expenses	637,441	142,990
Accrued interest payable	50,108	42,575
Accrued interest payable - related parties	69,914	48,216

Total current liabilities	1,370,764	233,781

Long-term liabilities:
Convertible notes payable - (net of discount of $0 and $0)	—	125,000
Convertible notes payable - related parties (net of discount of $0 and $0)	—	235,025

Total long-term liabilities	—	360,025

Total liabilities	1,370,764	593,806

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized
129,062 and 129,062 shares issued and outstanding at
May 31, 2013 and August 31, 2012, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
58,564 and 0 shares issued and outstanding at
May 31, 2013 and August 31, 2012, respectively	59	—
Common Stock, par value $.0001 per share; 200,000,000 authorized; 61,587,422 and 57,563,258 issued and outstanding at May 31, 2013 and August 31, 2012, respectively.	61,587	57,563
Additional paid-in capital	58,339,273	57,697,233
Accumulated deficit prior to reentering development stage	(58,546,718)	(58,338,851)
Deficit accumulated during the development stage	—	—
Noncontrolling interest	(3,486)	(3,475)
Common stock subscribed	8,000	—

Total stockholders' deficit	(141,156)	(587,401)

Total liabilities and stockholders' deficit	$1,229,608	$6,405

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2013 AND 2012

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Revenues	$28,998	$—	$28,998	$—

Cost of revenues	22,069	—	22,069	—

Gross profit	6,929	—	6,929	—

Operating expenses:
General and administrative	98,564	29,533	179,032	98,743
Depreciation and amortization	688	95	867	355

Total operating expenses	99,252	29,628	179,899	99,098

Loss from operations	(92,323)	(29,628)	(172,970)	(99,098)

Other income (expense):
Interest and finance charges	(11,063)	(2,680)	(16,969)	(8,079)
Interest and finance charges - related parties	(3,653)	(3,671)	(10,931)	(21,350)
Loss on conversion of notes payable - related parties	—	—	(10,242)	(70,000)
Induced conversion expense	—	—	—	(25,402)
Loss on disposal of assets	—	—	—	(110)
Other income (expenses)	(165)	—	3,235	—

Total other income (expense)	(14,881)	(6,351)	(34,907)	(124,941)

Loss from operations	(107,204)	(35,979)	(207,877)	(224,039)

Less loss attributable to noncontrolling interest	(4)	(4)	(11)	(11)

Net loss before income taxes	(107,200)	(35,975)	(207,866)	(224,028)

Income taxes	—	—	—	—

Net loss attributable to common shareholders	$(107,200)	$(35,975)	$(207,866)	$(224,028)

Loss per common share, basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	61,674,379	55,132,185	59,906,505	54,102,304

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2013 AND 2012

	For the Nine Months Ended
	May 31,	May 31,
	2013	2012
Operating activities:
Net loss	$(207,877)	$(224,039)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	867	355
Loss on disposal of property and equipment	—	110
Amortization of discount on notes payable and warrants	—	10,000
Loss on conversion of notes payable - related parties	10,241	70,000
Induced conversion expense notes payable	—	25,402
Issuance of stock for fees	8,000	—
Beneficial conversion feature notes payable	—	—

Changes in operating assets and liabilities:
Accounts receivable	(3,006)	—
Prepaid expenses and other current assets	5,196	6,522
Inventory	78,882	—
Deposits and other assets	—	—
Accounts payable and other accrued expenses	17,141	1,863
Accrued interest payable - related parties	10,931	11,117
Accrued interest payable	7,533	7,655

Net cash used in operating activities	(72,092)	(91,015)

Investing activities:
Purchase of property and equipment	—	(1,677)
Acquisition of subsidiary	1,653	—

Net cash used in investing activities	1,653	(1,677)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	20,000
Proceeds from issuance of notes payable - related parties	33,361	20,000
Proceeds from issuance of notes payable	20,000	—
Proceeds from the issuance of common stock	40,000	75,000
Repayment of notes payable	(14,913)	(6,236)
Repayment of notes payable - related parties	(10,044)	—
Repayment of convertible notes payable	—	—
Repayment of convertible notes payable - related parties	—	(20,000)

Net cash provided by financing activities	68,404	88,764

Net increase (decrease) in cash and cash equivalents	(2,035)	(3,928)

Cash and cash equivalents, beginning of period	1,931	11,067

Cash and cash equivalents, end of period	$(104)	$7,139

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

On March 22, 2013, the Company acquired 1,000 common stock shares, representing all the outstanding common stock of Dotolo Research Corporation (“Dotolo”), a medical device company, for 58,564 shares of a newly created Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock shares are convertible after March 1, 2014 into 1,000 shares of common stock each. Please see Note 3 below for further detailed discussions of this acquisition and Note 6 for further description of the Series D Convertible Preferred Stock. Operations have not been up to previous levels due primarily to a lack of monies available to produce and move inventory in Dotolo. Due the activity of Dotolo, management has determined that we are no longer in the development stage.

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

CONSOLIDATION

The condensed consolidated financial statements for the three and nine months ended May 31, 2013 and 2012 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation, Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ACCOUNTS RECEIVABLE

The Company’s receivables are subject to credit risk, and the Company typically does not require collateral on its accounts receivable. Receivables are generally due within 30 days. The Company maintains an allowance for uncollectable receivables that reduces the receivables to amounts that are expected to be collected.

INVENTORY

Inventories are stated at costs and are held on a first-in, first-out basis.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER INTANGIBLE ASSETS

The Company will Adopt Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the fourth quarter of fiscal 2013 due to its recent acquisition of Dotolo Research Corporation. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount.

The Company evaluates the recoverability of its indefinite lived intangible assets, which consist of Dotolo Research Corporation, based on estimates of future royalty payments that are avoided through its ownership of the intangibles and patents, discounted to their present value. In determining the estimated fair value of the intangibles and patents, management considers current and projected future levels of revenue based on its plans for Dotolo, business trends, prospects and market and economic conditions. See Note 3 – Acquisitions for further information on the acquisition of Dotolo.

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through May 31, 2013, the Company has allocated $3,698 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were nil for the three and nine months ended May 31, 2013 and 2012. Such costs are expensed when incurred.

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

STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, which are described more fully in Note 6. The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the vesting periods. The expected term of awards granted represent the period of time they are expected to be outstanding. The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. If actual results differ significantly from estimates, stock-based compensation could be impacted.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and nine months ended May 31, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Net loss attributable to common shareholders	$(107,200)	$(35,975)	$(207,866)	$(224,028)

Weighted average shares outstanding	61,674,379	55,132,185	59,906,505	54,102,304

Loss per common share, basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Due to the net losses during the three and nine months ended May 31, 2013 and 2012, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of May 31, 2013 and, 2012:

	As of
	May 31,	May 31,
	2013	2012
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	58,628,531	64,531
Convertible notes payable	5,383,460	1,383,459
Options	242,085	297,085
Warrants	—	—

Total potentially dilutive securities	64,254,076	1,745,075

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company identifies its reportable segments based on its management structure and the financial data utilized by the chief operating decision makes to assess segment performance. Currently the Company has one operating segment: medical device.

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARD

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Under the amendments in ASU 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the asset is less than its carrying amount. An entity also will have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted. The Company’s adoption of ASU 2012-02 is not expected to have an impact on its consolidated financial statements.

NOTE 3 – ACQUISITIONS

On March 22, 2013, the Company acquired all of the outstanding shares of common stock of Dotolo Research Corporation (“Dotolo”), a medical device company. With this recent acquisition, the company continued on its mission to facilitate the controlling interests and acquisition of medical device, health care service, medical distribution and emerging health care technology companies. This business model creates a complete business solution of unlimited marketing and revenues opportunities. Our model combines certain natural relationships of medical device products with related but distinct products, services, markets and opportunities. The combined sales, marketing, and operational synergies will enable the Company and our business units to provide a wide variety of complete technology solutions at significant cost savings.

While operations have commenced with Dotolo, the revenues have not been significant since the acquisition. This is primarily due to a lack of monies available to invest into Dotolo. Accordingly, the company still remains in the development stage.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents, trade name and customer list. The purchase price consisted of the issuance 58,564 shares of a newly created Series D Convertible Preferred Stock (60,000 shares of Series D Preferred Stock designated). On March 22, 2013, the issued shares had a fair market value of $585,640 based on the fair market value of the underlying common stock shares. The issued Series D Convertible Preferred Stock have a liquidation value of approximately $4,700,000 and are convertible anytime after March 1, 2014 into 1,000 shares of common stock each. Please see Note 6 for a further description of the Series D Convertible Preferred Stock.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$1,653
Accounts receivable (net)	769
Inventory	100,882
Prepaid expenses and other current assets	31,750
Property and equipment	22,957
Deposits and other assets	10,050
Intangible assets	1,007,887
Patents, registrations	122,479

Total assets acquired	$1,298,427

Accounts payable and other accrued expenses	$368,446
Notes payable	84,323
Notes payable - related parties	140,100
Accrued interest payable - related parties	11,053

Total liabilities assumed	$603,922

NOTE 4 — GOING CONCERN

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2013 and August 31, 2012:

	May 31,	August 31,
	2013	2012

8.0% convertible notes due September 30, 2013	$125,000	$125,000

Total unsecured convertible notes payable	125,000	125,000
Less: Current portion	(125,000)	—

Long-term portion	$—	$125,000

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes were due May 7, 2008, bore interest at the rate of 8% per annum and were convertible into our common stock at a rate of $1.00. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012 and then extended to September 30, 2013. In conjunction with the initial extension, the conversion price was reduced to $0.60. As of May 31, 2013, the Company has accrued interest in the amount of $50,055.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

Convertible related party notes payable consist of the following as of May 31, 2013 and August 31, 2012:

	May 31,	August 31,
	2013	2012

6.0% convertible note due September 30, 2013 (1)	$235,025	$235,025

Total unsecured related party convertible notes payable	235,025	235,025
Less: Current portion	(235,025)	—

Long-term portion	$—	$235,025

(1) Note payable to former CEO who resigned 4/1/09 and still remains a director of our subsidiary.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of May 31, 2013, the Company has accrued interest in the amount of $56,763.

On February 8, 2013, the Company issued a 30-Day convertible promissory note to Anthony Silverman, its former President and CEO, in the principal amount of $10,242. This convertible note was issued to pay off a previously issued 90-Day promissory note. This note bears interest at 6% and is convertible into the company’s common stock at $0.01 per shares. On February 8, 2013, Mr. Silverman elected to convert the note and accrued interest into 1,024,164 shares of common stock. The Company also recorded a $10,242 loss on the conversion of this note.

RELATED PARTY NOTES PAYABLE:

	May 31,	August 31,
	2013	2012
6.0% note due August 31, 2013 (1)	$2,686	$—
6.0% note due July 31, 2013 (2)	$10,675
Note payable (3)	$133,100
		—

Outstanding unsecured related party notes payable	$146,461	$—

(1) Note payable to former CEO who resigned 3/21/13.
(2) Note payable to current CEO.
(3) Note payable to current CEO payable from subsidiary, Dotolo Research Corporation. No stated interest or due date

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 23, 2012 the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $5,000. The note bore interest at 6% per annum. This note was paid off, together with accrued interest of $39 on January 9, 2013.

On March 8, 2013, the Company issued a 60-Day promissory note to Anthony Silverman, its former President and CEO, in the principal amount of $2,686. The note bears an interest rate of 6% and the due date has been extended to August 31, 2013. As of May 31, 2013, the Company has accrued interest of $37.

On April 26, 2013, the Company issued a 10-Day promissory note to Wayne Erwin, its President and CEO, in the principal amount of $10,675. The note bears an interest rate of 6% and the due date has been extended to July 31, 2013. As of May 31, 2013, the Company has accrued interest of $61.

During the last 15 months, Wayne Erwin, our President and CEO, has advanced a total of $133,100 directly to Dotolo in an open advance account. To date we have accrued $11,053 in interest. There is no specific due date on this note.

OTHER NOTES PAYABLE:

	May 31,	August 31,
	2013	2012
9.27% note payable due August 31, 2013	$4,256	$—
18% note payable due August 27, 2013	$30,000
18% note payable due September 17, 2013	$20,000
Note payable	$28,660
Time payment lease due January 2014	$3,899
12% note payable due May 23, 2014	$20,000

Outstanding unsecured related party convertible notes payable	$106,815	$—

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and is due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012. In May 2013 we defaulted on this note and our directors and officers insurance coverage has lapsed as of May 2, 2013.

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full on August 27, 2013.

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full on September 17, 2013.

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. After repayments, we currently owe $28,660 which is currently in default. We are currently working with the lender on repayment.

Our subsidiary has a time lease payment which is due to be paid off in January 2014.

On May 23, 2013, the Company issued a one year note in the amount of $20,000. The note bears and interest rate of 12% per annum. The Company is required to repayment the note at a rate of $1,867 per month, which includes interest, on the 15th day of each month. The note is secured by certain collateral of our President and CEO.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS EQUITY

PREFERRED STOCK:

Series A Convertible Preferred Stock.

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of May 31, 2013 and August 31, 2012, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Series D Convertible Preferred Stock

In March 2013, our Board of Directors authorized up to 60,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible stock has a par value of $0.001 and is convertible into 1,000 shares of common stock beginning after March 1, 2014. Each share of Series D Convertible Preferred Stock has a stated liquidation value of $80.25. Each shares of Series D Convertible Preferred Stock shall have voting rights as stated below:

March 1, 2013 to February 28, 2014, 400 votes per share;

March 1, 2014 to February 28, 2015, 800 votes per share;

March 1, 2015 to February 28, 2016, 1,200 votes per share;

March 1, 2016 to February 28, 2017, 1,600 votes per share;

March 1, 2017 and after, 2,000 votes per share;

On March 22, 2013, the Company issued 58,564 shares of Series D Convertible Preferred Stock to acquire 100% of the outstanding common stock of Dotolo. On March 22, 2013 the issued shares had a fair market value of $585,640 based on the fair market value of the underlying common stock shares.

Below is a table detailing the outstanding Series A and Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2011	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	58,564	58,564,000	—	$80.25
Outstanding, May 31, 2013	187,626	58,628,531	$25,812	$25.19

Our Board of Directors authorized the separation of the Units into their component parts (Series A Convertible Preferred Stock only) in July 2004, February 2005, April 2008, March 2010 and July 2011. The table below describes the proceeds received for the conversion of preferred shares into common stock:

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUBSCRIBED COMMON STOCK:

As of May 31, 2013 and August 31, 2012, there were 1,000,000 and no shares of subscribed stock issuable, respectively

For the period Ended May 31, 2013
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	1,000,000	$8,000

Total subscribed stock	1,000,000	$8,000

For the year Ended August 31, 2012
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	—	$—

Total subscribed stock	—	$—

COMMON STOCK:

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.
June 17,2013	$10,000	On June 17, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.005 per share.
July 17, 2013	$20,000	On July 17, 2013, the Company sold 4,000,000 shares of common stock to three non-related accredited investors at $0.005 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of May 31, 2013, $3,698 cumulative net loss was attributable to the non-controlling interest.

WARRANTS:

At May 31, 2013 and August 31, 2012, the Company had nil and nil warrants outstanding, respectively as represented by the table below:

STOCK OPTIONS:

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

1997 Stock Incentive Plan

The Company is authorized to issue up to 4,600,000 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 4,525,000 shares of common available for future issuance under our 1997 Stock Incentive Plan as of May 31, 2013. Under the 1997 Stock Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. This plan has been approved by our shareholders.

2000 Stock Incentive Plan

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors. For fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, our Board of Directors elected to waive the grant of these annual options. We have 6,417,418 shares of common available for future issuance under our 2000 Stock Incentive Plan as of May 31, 2013. Under the 2000 Stock Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. This plan has been approved by our shareholders.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended May 31, 2013 and 2012, we granted nil and nil options from the stock incentive plan described above, respectively. During the three and nine months ended May 31, 2013 and 2012, nil and nil options were exercised, respectively. During the three months ended May 31, 2013 and 2012, 25,000 and nil options expired respectively. During the nine months ended May 31, 2013 and 2012, 55,000 and nil options were expired, respectively. During the three and nine months ended May 31, 2013 and 2012, $0 and $0 was expensed as stock based compensation, respectively.

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2011	297,085	$0.12 - $5.16	$1.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	—		—
Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.43
Granted
Exercised	—	—	—
Cancelled	(55,000)	$1.60 - $5.16	2.79
Outstanding, May 31, 2013	242,085	$0.12 - $2.00	$1.12

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2013.

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

	Options	Options
	Outstanding	Exercisable
Number of options	242,085	242,085
Aggregate intrinsic value of options	$—	$-
Weighted average remaining contractual term (years)	1.39	1.39
Weighted average exercise price	$1.12	$1.12

2013 Omnibus Incentive Plan

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013. This plan has not been approved by the Company’s shareholders and consequently, we cannot issue Incentive Stock Options to employees at this time. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 10,000,000 shares of common available for future issuance under our 2013 Omnibus Incentive Plan as of May 31, 2013. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

On September 1, 2012, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2012. During the nine months ended May 31, 2013 and 2012, we incurred an expense of $50,300 and $52,990 respectively, under these agreements. This agreement was replaced by an employment agreement described below.

EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of May 31, 2013, $22,500 was accrued as salary under this agreement.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of May 31, 2013, $9,667 was accrued as salary under this agreement.

NOTE 8 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During the nine months ended May 31, 2013 and 2012, the Company entered into financing agreements with related parties of the Company. Please see Note 5 for further descriptions of these transactions.

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

NOTE 10 - INVENTORY

We have inventory on hand in the amounts of $22,000 and nil as of May 31, 2013 and August 31, 2012, respectively. Inventory is currently made up of hardware parts.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact on our financial condition or results of operations.

NEW ACCOUNTING STANDARD

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Under the amendments in ASU 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the asset is less than its carrying amount. An entity also will have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted. The Company’s adoption of ASU 2012-02 is not expected to have an impact on its consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

The Company recognized a discount on the $25,000 convertible promissory note issued as payment for service fees. The discount is related to a beneficial conversion feature issued in connection with this note.	25,000

On May 13, 2013, the Company issued a 6 month $25,.000 convertible note as payment for service fees and recap work.	25,000

Total non-cash transactions from investing and financing activities.	$70,645

For the nine months ended May 31, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402
On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2011.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011. This note was paid in full during fiscal 2012.	8,078

Total non-cash transactions from investing and financing activities.	$210,011

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the period since reentering the development stage on June 1, 2011 to May 31, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 6, 2011, the Company converted $25,403 of principal and accrued interest into 635,069 shares of its common stock. These shares were issued in October 2011.	$25,403
The Company recognized induced conversion expense as a result of reducing the conversion price on non-related party notes converted during the first quarter of fiscal 2012.	25,402
On October 6, 2011, the Company converted $71,128 of principal and accrued interest into 1,778,193 shares of its common stock. This principal and interest was payable to our CEO, Anthony Silverman, a related party. The shares were issued in October 2011.	71,128

The Company recognized a loss on the conversion of related party notes during the first quarter of fiscal 2012.	70,000

The Company recognized a discount on the $10,000 convertible promissory note issued to a related party on October 7, 2011. The discount is related to a beneficial conversion feature issued in connection with this note.	10,000

On October 31, 2011, the Company entered into a note payable agreement to finance $8,078 of directors and officer’s insurance premiums. The note bears interest at a rate of 8.99% per annum and was due in nine monthly installments of $932, including principal and interest, beginning on November 30, 2011.	8,078

During fiscal 2011, the Company converted $3,720 of principal and accrued interest into 92,998 shares of its common stock. These shares were issued in July 2011.	3,720
The Company recognized conversion expense as a result of reducing the conversion price on notes converted during fiscal 2011.	6,076
On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

The Company recognized a discount on the $25,000 convertible promissory note issued as payment for service fees. The discount is related to a beneficial conversion feature issued in connection with this note.	25,000

On May 13, 2013, the Company issued a 6 month $25,.000 convertible note as payment for service fees and recap work.	25,000

Total non-cash transactions from investing and financing activities.	$290,452

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On June 17, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.005 per share.

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

On March 22, 2013, the Company acquired 1,000 common stock shares, representing all the outstanding common stock of Dotolo Research Corporation (“Dotolo”), a medical device company, for 58,564 shares of a newly created Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock shares are convertible after March 1, 2014 into 1,000 shares of common stock each. Please see Note 3 below for further detailed discussions of this acquisition and Note 6 for further description of the Series D Convertible Preferred Stock. Operations have not been up to previous levels due primarily to a lack of monies available to produce and move inventory in Dotolo. Due the activity of Dotolo, management has determined that we are no longer in the development stage.

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2012

General and Administrative Expense

General and administrative expenses included in our results from continuing operations include legal and accounting fees, license fees, travel, payroll and related expenses, directors and officers insurance, rent, salaries, and public relations expenses. Most of these expenses relate primarily to general corporate overhead.

General and administrative expense increased to $98,564 during the three-month period ended May 31, 2013, from $29,533, a, increase of 234% or $69,031 in the comparable period in fiscal 2012. Payroll and related expenses increased to $51,041 during the three-month period ended May 31, 2013, from $18,236 in the comparable period in fiscal 2012, due primarily to new employment agreements for our CFO and new CEO. Outside services expense increased to $3,992 during the three-month period ended May 31, 2013, from $1,270 in the comparable period in fiscal 2012, due primarily to expenses directly related fees associated with the acquisition of Dotolo. Insurance expense increased to $8,305 during the three-month period ended May 31, 2013, from $2,658 in the comparable period in fiscal 2012 due primarily to additional insurance policies held by our new subsidiary Dotolo. Rent expense increased to $8,400 during the three-month period ended May 31, 2013, from $0 in the comparable period in fiscal 2012 due primarily to rented facilities of our new subsidiary Dotolo. Licenses and fees expense increased to $5,759 during the nine-month period ended May 31, 2013, from $3,806 in the comparable period in fiscal 2012 due primarily to additional fees of our new subsidiary Dotolo.

General and administrative expense increased to $179,032 during the nine-month period ended May 31, 2013, from $98,743, a, increase of 81% or $80,289 in the comparable period in fiscal 2012. Payroll and related expenses increased to $100,630 during the nine-month period ended May 31, 2013, from $58,245 in the comparable period in fiscal 2012, due primarily to new employment agreements for our CFO and new CEO. Outside services expense increased to $9,752 during the nine-month period ended May 31, 2013, from $5,258 in the comparable period in fiscal 2012, due primarily to expenses directly related to fees associated with the acquisition of Dotolo. Insurance expense increased to $14,377 during the nine-month period ended May 31, 2013, from $7,970 in the comparable period in fiscal 2012 due primarily to additional insurance policies held by our new subsidiary Dotolo. Rent expense increased to $8,400 during the nine-month period ended May 31, 2013, from $0 in the comparable period in fiscal 2012 due primarily to rented facilities of our new subsidiary Dotolo. Licenses and fees expense increased to $16,961 during the nine-month period ended May 31, 2013, from $11,042 in the comparable period in fiscal 2012 due primarily to additional fees of our new subsidiary Dotolo.

Depreciation and Amortization

Depreciation and amortization increased to $688 during the three-month period ended May 31, 2013, from $95 in the comparable period in fiscal 2012. The increase in depreciation and amortization was the result of depreciable assets acquired with in the Dotolo acquisition.

Depreciation and amortization increased to $867 during the nine-month period ended May 31, 2013, from $355 in the comparable period in fiscal 2012. The increase in depreciation and amortization was the result of depreciable assets acquired with in the Dotolo acquisition.

Interest Income

There was no reportable interest income during the three or nine-month periods ended May 31, 2013 and May 31, 2012.

Interest and Finance Charges

Interest and finance charges increased to $11,063 for the three-month period ended May 31, 2013, from $2,680 for the comparable period in fiscal 2012. The increase is primarily due to financing fees related to capital raised.

Interest and finance charges increased to $16,969 for the nine-month period ended May 31, 2013, from $8,079, for the comparable period in fiscal 2012. The increase is primarily due to financing fees related to capital raised.

Interest and finance charges – related parties decreased to $3,653 for the three-month period ended May 31, 2013, from $3,671 for the comparable period in fiscal 2012. The decrease is primarily attributable to the conversion and payoff of several related party notes in fiscal 2012.

Interest and finance charges – related parties decreased to $10,931 for the nine-month period ended May 31, 2013, from $21,350 for the comparable period in fiscal 2012. The decrease is primarily attributable to the conversion and payoff of several related party notes in fiscal 2012.

A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Interest expense on non-convertible notes	$143	$82	$417	$285
Interest expense on non-convertible notes - related parties	98	117	384	531
Interest expense on convertible notes payable	2,521	2,521	7,479	7,655
Interest expense on convertible notes payable - related parties	3,554	3,554	10,547	10,819
Amortization of note payable discounts	—	—	—	—
Amortization of note payable discounts - related parties	—	—	—	10,000
Other interest and finance charges	8,399	77	9,073	139

Total interest and finance charges	$14,715	$6,351	$27,900	$29,429

Induced Conversion Expense

Induced conversion expense was nil and nil for the three-month periods ended May 31, 2013 and May 31, 2012.

Induced conversion expense decreased to $0 for the nine-month period ended May 31, 2013, from $25,402, a decrease of more than 100% for the comparable periods in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of a convertible promissory note during the first quarter of fiscal 2012, as a result of reducing the conversion price from $0.08 to $0.04 per share for these conversions.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable was nil and nil for the three-month periods ended May 31, 2013 and May 31, 2012.

Loss on conversion of notes payable decreased to $10,242 for the nine-month period ended May 31, 2013, from $70,000, a decrease of more than 100% for the comparable period in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of a related party convertible promissory note at below market value.

LIQUIDITY AND CAPITAL RESOURCES

With the acquisition of Dotolo Research Corporation on March 22, 2013, we anticipate that we will require approximately $500,000 to operate through December 2013. This funding will allow us to meet our current sales demands and expenses of Dotolo and Oncologix, while keeping all our public filings current. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. There is no assurance that the business activities of Dotolo will achieve breakeven status by the end of 2013. We never achieved positive cash flow or profitability in our prior endeavors.

On May 31, 2013, we had cash and cash equivalents of ($104). We have historically relied upon the issuance of debt or equity in order to finance our operations. Our operating losses to date have been covered by equity and debt financing obtained from private investors, including certain current and former members of our Board of Directors. We have had recent troubles in raising capital for operations and subsequently have had to cancel our directors and officers insurance policy. We hope to be able to raise additional funds to have that reinstated.

Below is a summary listing for the next 12 months, as of May 31 2013, of our required minimum cash payments for our short-term notes payable, short-term convertible notes payable and their respective due dates. To the extent the convertible notes are not converted, funds for repayment will have to be raised through additional debt or equity financings.

Due Date	Interest Rate	Amount	Accrued Interest***	Total Owed	Convertible/Non-Convertible

7/06/2013 (1)	6.00%	$2,686	$53	$2,739	Non-Convertible
7/31/2013 (2)	6.00%	$10,675	$168	$10,843	Non-Convertible
9/30/2013 (3)	6.00%	$235,025	$63,476	$298,501	Convertible at $0.20 per share
9/30/2013	6.00%	$125,000	$53,397	$178,397	Convertible at $0.60 per share
8/27/2013	18.00%	$30,000	$—	$30,000	Non-Convertible
9/17/2013	18.00%	$20,000	$—	$20,000	Non-Convertible
1/15/2013		$28,660	$—	$28,660	Non-Convertible
5/23/2014	12.00%	20,000	2,400	22,400	Non-Convertible

		$472,046	$119,494	$591,540

(1) Note payable to former CEO who resigned on 3/21/13
(1) Note payable to CEO.
(3) Note payable to former CEO who resigned on 4/1/09 and still remains a director of our subsidiary.
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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2012 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of May 31, 2013. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.
June 17,2013	$10,000	On June 17, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.005 per share.
July 17, 2013	$20,000	On July 17, 2013, the Company sold 4,000,000 shares of common stock to three non-related accredited investors at $0.005 per share.

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

Dated: July 22, 2013	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roy Wayne Erwin certify that:

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

Dated: July 22, 2013

By:   /s/ Roy Wayne Erwin

Roy Wayne Erwin

Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael A. Kramarz, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of Oncologix Tech, Inc.;
(2)	Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;
(3)	Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;
(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(c)	such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with these entities, particularly during the period in which this Report is being prepared;
(d)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and
(d)	Disclosed in this Report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
(6)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):
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

Dated: July 22, 2013

By:    /s/ Michael A. Kramarz

Michael A. Kramarz

Chief Financial Officer

Exhibit 32.1

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CERTIFICATION OF PRINCIPAL

EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Oncologix Tech, Inc. (the “Company”) on Form 10-Q for the three months ended May 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Roy Wayne Erwin, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Roy Wayne Erwin

Roy Wayne Erwin

Chief Executive Officer and President

July 22, 2013

Exhibit 32.2

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CERTIFICATION OF PRINCIPAL

FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Oncologix Tech, Inc. (the “Company”) on Form 10-Q for the three months ended May 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael A. Kramarz, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael A. Kramarz

Michael A. Kramarz

Chief Financial Officer

July 22, 2013