Form 10-K
period 2013-08-31
Oncologix Tech Inc.
filed 2013-12-16
CIK 799694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

 ☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

ONCOLOGIX TECH, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-15482	86-1006416
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

212 Edgewood Drive, Pineville, LA 71360
(Address of Principal Executive Offices) (Zip Code)

(616) 977-9933
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 30 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and is a world-wide leader hardware and disposable products sales, and has an active customer base of over 900+ customers both domestically and internationally.

On August 1, 2013, we acquired all the outstanding stock of Angels of Mercy, Inc. (“Angels”). Angels provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

On November 1, 2013, because the development of the brachytherapy device is years off and it cannot be marketed at this time, the Company’s management and Board of Directors have determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device requiring minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company millions with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

BUSINESS SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified two business segments: Medical Device Manufacturing and Personal Care Services.

MEDICAL DEVICE MANUFACTURING

Dotolo Research Corporation (“DRC”) designs, develops, manufactures and distributes the Toxygen hardware system with disposables speculums and tubing. The company has a valid Registration from the FDA as a Class II medical device, and is licensed by Health Canada, a CE mark for Europe, and is currently in compliance with ISO 9001:2000 and ISO 13485:2003 regulations. Our products primary use is for colon and bowel preparation prior to medical procedures such as a Colonoscopy and OB/GYN medical procedures and for individuals seeking health and wellness prevention and good colon health. There are currently over 18+ million colonoscopy procedures performed annually within the United States and our strategic mission is to become the preferred choice of colon cleansing and bowel preparation by both patients and medical professionals. Management believes its primary competitive strengths is its 30 year leadership position within the market of hydro-colonic irrigation, its on-going research and development of new technologies, exceptional quality controls, and world-wide distribution of all hardware and disposable products. The Company utilizes an indirect sales force to promote and sell the company products. Management believes that the Company must expand its manufacturing capacity and its’ distribution sales channels to be able to move into what management believes is a high growth market. The Management’s strategy in becoming a publicly held company in the United States is to enhance the Company’s capital raising abilities to fund increased manufacturing capacity, increase current inventory levels, improve payment terms with our core raw material suppliers to reduce our COGS, execution of new product designs on all hardware and disposable products, maintain Regulatory compliance, expansion of a sales and marketing team and additional acquisitions of companies in the medical device and healthcare markets.

 Marketing

The Company's overall marketing strategy is to strengthen is current position in the health and wellness markets, leverage its brand reputation and 30 year history as a quality manufacturer of medical device products, and sell directly into the medical space. The marketing strategy of providing products to health and wellness spas has served the Company’s needs to date and has enabled us to obtain orders and operate while avoiding the costs associated with hiring marketing employees and direct sales representatives. However, future growth will require us to increase our product and brand awareness in the medical markets, hire a full time director of Sales and Marketing, establish additional clinical research on bowel preparations and leverage the existing clinical research performed by Dr. Joseph Fiorito et al. at Danbury Hospital utilizing the Dotolo Research products, increase our brand and marketing, our web presence, and strengthen our domestic and international distribution channels. The Company’s distribution model has resulted in the Company not having a single customer account for more than 10% of its total sales. The Company is seeking to expand its operations so that it can continue to service health and wellness customers but specifically sell products directly to Out-Patient Endoscopy Centers, Hospital systems, Veterans Administration Hospitals, Skilled Nursing Homes, and Sterile kit packing distributors which will provide more profitable sales orders.

Domestic and International Payment Terms

Dotolo Research Corporation records revenue both domestically and internationally through indirect sales channels as products are sold to independent distributors or product re-sellers. Terms on all products sold are 50% of the total order, paid in advance, and the balance due prior to final shipment (FOB). These sales terms, to date, has allowed our company to experience extremely few collection problems on its domestic sales. International sales orders are via wire transfer and we have little to no payable receivable issues. Management believes that once we enter into the medical space we will experience payment terms of Net-45 which will require the company to increase its inventory levels on disposable products up to 30 day inventory supply levels.

Manufacturing

Dotolo Research Corporation procures raw materials from various sources and performs on-site manufacturing and final sub-assembly operations. The company does not outsource its manufacturing processes. Management believes that the skill level and experience of the Company’s work force as well as the Company’s operations allow it to meet current order demand but will need to ramp up skilled bench assembly workers and packaging employees when those orders from the medical markets commence. The Company's principal raw material is injection-molded plastic, medical grade respiration tubing, water-filtration parts, and hardware components such as metal housings, fitting and valves. The Company purchases its injection-molding raw materials from two (2) suppliers and hardware component parts from numerous sources none of which is believed by the Company to be a dominant supplier.

Trademarks, Licenses and Patents

Dotolo Research Corporation owns numerous patents, with it is primary patent on the Toxygen hardware, Patent # 5,788,650, “Colon Hydrotherapy Apparatus”- Ultra Violet Water Filtration System. This Patent is valid through 2018 and protects this product design both domestically and internationally.

Management believes that new patents will be granted on our new speculum and hardware products and in each instance, the patents will, when granted, be sufficient for us to pursue our proposed business.  The grant of a patent by the U.S. Patent Office does not insure that the patent will be upheld in litigation seeking to protect the patent or that the patent will not be found to infringe on patents held by others.

Device Approval Process

It is anticipated that our new product(s) re-designs will be regulated as a Class II medical device and will be subject to extensive regulation by the FDA and other regulatory authorities in the US.  The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior premarket notification, or 510(k) clearance, or premarket approval (PMA) from the FDA.  The FDA classifies medical devices into one of three classes.  Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class IIdevices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls.  Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.  The FDA may classify our products as class III devices, requiring PMA approval.  A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’s first PMA. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures.

Our current products are classified as a Class II device and we do not anticipate we will be required to first seek premarket approval for our products. The FDA will determine based upon the 510(k) submission and may agree if the risk is low enough, and safety and effectiveness can be assured with special controls in place, the PMA will not be required.

If a PMA is required, the FDA can delay, limit, or deny approval of a PMA application for many reasons, including:

•	The product may not be safe or effective to the FDA’s satisfaction;
•	The data from our pre-clinical studies and clinical trials may be insufficient to support approval;
•	The manufacturing process or facilities we use may not meet applicable requirements; and
•	Changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed while the trials are conducted and the data acquired is submitted in an amendment to the PMA. Even with additional trials, the FDA may not approve the PMA application. The PMA process can be expensive, uncertain, and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling and device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. If a trial is considered a “Non-Significant Risk” (“NSR”) study subject to abbreviated IDE regulations, a formal IDE submission is not required by the FDA.  An IDE application must be supported byappropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements.  Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.  All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. .  Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

Although we believe our clinical trials will provide favorable data to support our PMA application, upon evaluation the FDA may conclude differently. Delays in receipt of or failure to receive FDA approval, the withdrawal of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition, and results of operations. Even if granted, the approvals may include significant limitations on the intended use and indications for use for which our products may be marketed.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•	establishing registration and device listing;
•	implementing QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;
•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•	medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and
•	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act that may present a risk to health.

Also, the FDA may require us to conduct post market studies or order us to establish and maintain a system for tracking our products through the chain of distribution to the patient level.  The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance.

Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	Warning letters;
•	Fines and civil penalties;
•	Unanticipated expenditures;
•	Delays in approving or refusal to approve our applications, including supplements;
•	Withdrawal of FDA approval;
•	Product recall or seizure;
•	Interruption of production;
•	Operating restrictions;
•	Injunctions; and
•	Criminal prosecution.

Our products are manufactured in compliance with current Good Manufacturing Practices (“GMP”) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections If the FDA believes that we are not in compliance with QSR, it can shut down the manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees.  Any such action by the FDA would have a material adverse effect on our business.  We cannot assure you that we will be able to comply with all applicable FDA regulations.

Non-FDA Government Regulation

The advertising of our products will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our products will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system.  These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements with medical professionals in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid.  These federal laws include, by way of example, the following:

•	the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;
•	the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;
•	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;
•	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and
•	the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.  These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid.  Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient-specific health information.  These state laws typically impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.  Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years.  This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.

Competition

The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies that are approved by the FDA to manufacture a Class II medical device for colon-hydro therapy. The Company's major competitors are located in Phoenix, Arizona, Clearwater Florida, San Antonio, Texas, and in Canada. The Company is the industry leader in hardware quality and reliability. The Company must design and develop a broader range of speculum and disposable products to maintain and grow its current market share.

In a sense, the Company competes with traditional methods of bowel preparation prior to colonoscopy procedures such as Sodium Bi-phosphate and Sodium Phosphate which have general medical acceptance. The Food and Drug Administration (FDA) issued a safety alert regarding Fleet enemas and other related products in 2008. This alert was due to reports of acute phosphate nephropathy which is an acute kidney injury occurring in some patients who had used oral sodium phosphate (OSP) products for bowel cleansing prior to medical procedures. This injury was seen in patients who did not present with risk factors for this condition. We believe that a hydro-colonic irrigation method of bowel preparation will be highly favored by consumers as it does not require a difficult 24 hour fasting period, risk of renal failure, and an often unpleasant day of preparation.

Proprietary Rights

We have entered into an Employment Agreement with our Chief Executive Officer, and Non-circumvent and Non-Disclosure agreements with key employees that require them to keep all of our proprietary information confidential.  We cannot assure that such protections will prove adequate should they be challenged in litigation.

Legal Proceedings

The Company is not party to any legal proceedings.

Inventory Management

The Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company's ability to meet orders on a timely basis. Conversely, excess inventories will result in increased inventory carrying costs that will lower gross margins. If the Company is unable to effectively manage its inventory, its business, results of operations and financial condition will be adversely affected. Dotolo Research Corporation currently operates its inventory management system on MAS-90 (SAGE), and inventory is First In- First Out (FIFO) and we operate a Just in Time (JIT) system. All raw materials are procured only after receipt of orders and we maintain fifteen (15) day inventory levels to support our top customers with disposable products with those customers that provide the company with Standing Purchase Orders.

Suppliers and Service Providers

The Company's ability to competitively price its products depends on the cost of raw material components especially petroleum based products, packaging costs, cost of fuel for shipping charges, and its ability to maintain its’ fixed and variable overhead. The cost of materials is subject to annual price increases from our suppliers and the company will enter into long-term pricing contracts to hold pricing levels firm for one (1) year with future increases based upon the Producer Price Index (PPI).

Customers

The Company's financial success is directly related to the willingness of our customers to continue to purchase its products. The Company does not typically have long-term contracts with its customers however once in the medical market the Company hopes to execute standing re-supply orders with large out-patient clinics and hospital systems. Sales to the Company's customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customers. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if any of the Company's major customers experiences a significant downturn in its business, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.

The Company sells its products to our customers from its Published Price List and discounts pricing based on sales volumes. The company does not extend credit. Financial difficulties of a customer could cause the Company to stop doing business with that customer or reduce its business with that customer. The Company's inability to collect from its customers or a cessation or reduction of sales to certain customers because of financial concerns could have an adverse effect on the Company's business, results of operations and financial condition.

The target markets and targeted customers for our products include:

·	Health and Wellness Spas
·	Endoscopy Out-Patient Clinics
·	Osteopathic Physicians
·	Hospital Systems- Veterans Hospitals
·	Skilled Nursing Homes
·	Assisted Living Facilities
·	Individuals with disabilities such as paraplegic, quadriplegic and obesity

Implementation of Growth Strategy.

As part of its growth strategy into the health and wellness and medical markets, the Company will:

·	Strengthen and expand distribution channels in key MSA markets for both health and wellness and medical markets within the United States
·	Strengthen international distribution and re-seller agreements specifically in the United Kingdom, Saudi Arabia (Middle East), Africa, Mexico, Taiwan and Australia.
·	Release new product development on Version 2 of the Toxygen hardware system and release new speculum disposable products.
·	Establish contracts with Group Purchasing Organizations (GPO) such as Tenet, Premier, HCA, and the Veterans Administration (GSA).
·	Establish distribution agreements with sterile kit packing manufacturers such as Baxter Healthcare, Owens & Minor, and DeRoyal Industries.
·	Expand its factory operations to be able to accept large orders that will involve larger production runs that management believes will be more profitable.

These initiatives are largely conditioned upon the Company obtaining additional capital, of which there can be no assurance. Any such failures could have an adverse effect on the Company's business, results of operations and financial condition.

PERSONAL CARE SERVICES

Angels of Mercy, Inc. (“AOM”) provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

PCA services that are reimbursed to AOM under the waiver:

·	Assisting with personal hygiene, dressing, bathing, and grooming
·	Performing or assisting in the performance of tasks related to maintaining a safe, healthy and stable living environment such as:
·	Light cleaning tasks in areas of the home used by the recipient,
·	Shopping for such items as health and hygiene products, clothing and groceries,
·	Performing activities of daily living inside and outside of the home which require attendant care,
·	Assisting with or performing beneficiary laundry care chores
·	Assisting with bladder and/or bowel requirements, including bed pan routines
·	If indicated on the Plan of Care, assisting beneficiary to clinics, physician’s offices, and other appointments,
·	Assisting the beneficiary to receive any service specified in the written Plan of Care, including leisure skills development,
·	Assisting in activities which would enhance the individual employability and improve and enhance the beneficiary’s quality of life.

Supervised Independent Living (SIL) is an alternative program for mentally challenged, developmentally disabled or physically disabled individuals. AOM provides the following personal health services:

·	Assistance with safety procedures and emergency contacts within the home environment
·	Counseling during the transition period
·	Assistance in meeting needs with medical management, employment, financial, budgeting, household management, personal care, recreation and transportation
·	Accessibility to community resources
·	Independence and personal growth
·	Freedom from abuse, neglect and exploitation

Services and Fee Structure

AOM is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for AOM to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program.

Long Term Care (LTC) - Older population or anyone whose disability occurred after their 21st birthday. Reimbursement rate: $2.89/quarter hour

Early Periodic Screening Diagnostic Treatment (EPSDT) – This service is provided from 3 years of age or older until 21 years of age. Reimbursement rate: $2.53/quarter hour

Elderly and Young Adult Waiver (EDA) – This service is provided by age 22 and normally up through death of the client. Reimbursement rate: $2.83/quarter hour

New Opportunity Waiver (NOW) The longest running Medicaid Waiver program and has the most resources available for the clients.

Several programs within the NOW- Title 19.

Reimbursement rates:

IFS day program: $3.61/quarter hour

IFS night: $2.17quarter hour

IFS day x2: $2.72/quarter hour

IFS day x3: 2.36/quarter hour

IFS night x2: $1.52/quarter hour

Supervised Independent Living (SIL) - Clients live independently but with supervision and assistance from AOM trained staff. Activities of Daily Living skills are taught by staff to clients. Some clients go to day programs, some are employed, and some clients receive 24 hours/day personal care services. Reimbursement rate: 16.93/hour/daily care 24/7

Non-FDA Government Regulation

The advertising of our healthcare services and medical device products will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of our products will be subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system.  These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements with medical professionals in connection with the sale of our products and related services, especially with respect to physicians seeking reimbursement through Medicare or Medicaid.  These federal laws include, by way of example, the following:

•	the anti-kickback statute prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs;
•	the physician self-referral prohibition, commonly referred to as the Stark Law, which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians or their immediate family members have ownership interests or with which they have certain other financial arrangements;
•	the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;
•	the Civil False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and
•	the Civil Monetary Penalties Law, which authorizes the US Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.  These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid.  Many states have also adopted or are considering legislative proposals to increase patient protections, such as limiting the use and disclosure of patient-specific health information.  These state laws typically impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations.  Recent federal and state legislation has greatly increased funding for investigations and enforcement actions, which have increased dramatically over the past several years.  This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in addition to its privacy provisions, created a series of new healthcare-related crimes.

Competition

The Company currently operates in a competitive environment in Personal Care Attendant (PCA) services. The Company's competitors are located throughout the State of Louisiana with our primary competitors located in Region 4 and Region 6 where AOM licenses are authorized to conduct business operations. To provide a competitive edge on the competition, AOM will continue to hire highly skilled company employees. Our client’s personal care providers, deliver on-going training, and deliver the highest personal care services.

Proprietary Rights

We have entered into an Employment Agreement with our President, Key Managers and have executed Non-Circumvent and Non-Disclosure agreements with key employees that require them to keep all of our proprietary information and customers lists confidential.  We cannot assure that such protections will prove adequate should they be challenged in litigation.

Customers

The Company's financial success is directly related to maintaining the continued excellence of personal care services we provide to our current clients and the willingness of newly qualified clients to accept our organization as the “Preferred Provider Choice” to provide their loved ones or themselves with the highest level of personal care.

EMPLOYEES

We currently have over 170 full time employees. Our Chief Executive Officer operates out of Louisiana and our Chief Financial Officer operates out of Michigan. Our Medical Device Manufacturing segment has 2 full time employees. Our Personal Care Services segment has one hundred and sixty eight (168) full time employees with fourteen (14) administrative employees, the President. None of these employees are covered by any collective bargaining agreement. The Company presently considers its employee relations to be satisfactory.

Item 1A. Risk Factors

RISK FACTORS

Those interested in investing in the Company should carefully consider the following Risk Factors pertaining to Oncologix Tech as well as the risks and uncertainties that are described in the Company's most recent Annual and Quarterly Reports under the Securities Exchange Act of 1934. These Risk Factors are not all inclusive.

Going Concern Qualification.

Our Independent Accountants have expressed doubt about our ability to continue as a going concern. The ability to continue as a going concern is an issue raised as a result of the material operating losses incurred since inception, and its stockholders' deficit. We expect to continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions where possible. The going concern increases the difficulty in meeting such goals.

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with no cash on hand at August 31, 2013. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750.00. Additional financing will be required to get DRC to cash flow break even..

Need for Additional Capital

We will need substantial funds to complete the development of new product introductions, manufacturing, and marketing of our products at DRC. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings from other sources. AOM operates with positive cash flow sufficient to service the business operations and debt payment requirements of the acquisition but will need additional funds to complete the audit of Angels as well as costs for other required SEC and other regulatory filings. We now estimate the need to raise at least $650,000 of additional funding for working capital and development for DRC. Additionally, we estimate the need to raise at least $350,000 for overhead of Oncologix Tech, Inc. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

Uncertainties Regarding Healthcare Reimbursement and Reform

Our ability to execute our strategy in the medical markets depends in part on the extent to which healthcare services and products are paid by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business could be harmed if healthcare payers and providers implement cost-containment measures and governmental agencies implement measures that reduce payment to our customers for their use of our products.

Industry Intensely Competitive.

The medical device and health services industry is intensely competitive. While we maintain a strong market share in hardware and disposable products sales world-wide, there is no guarantee we can maintain that market share. We will compete with both public and private medical device and pharmaceutical companies that have a greater number of products on the market, have greater financial resources and have other competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

Healthcare Service Industry Intensely Competitive.

The healthcare service industry is very competitive. While we maintain a strong leadership position in personal care services, there is no guarantee we can maintain that market share. We will compete with both public and private healthcare service companies that hold licenses in other Regions within the State of Louisiana and directly compete with companies in Region 4 and Region 6 that may have greater financial resources and have other competitive advantages.

Intellectual Property Risk.

Our ability to obtain and maintain patent and other protection for our products will affect our success. The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions. Future patent rights, if granted, may not be upheld in a court of law if challenged. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors. We cannot patent our products in all countries or afford to litigate every potential violation worldwide. Because of the large number of patent filings in medical device, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not issue that would harm our ability to commercialize our products and product candidates.

Possible Failure to Comply with Government Regulations.

We, and any prospective contract manufacturers and suppliers are subject to extensive, complex, costly, and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products are registered as a Class II device and cannot be marketed until they are approved for market by the FDA. Obtaining FDA market approval involves the submission, among other information, may require clinical studies on the product, and requires substantial time, effort and financial resources. The FDA, and other federal and state agencies, as well as equivalent agencies of other countries with whom we will export our products, will also perform pre-licensing inspections of our facility, if any, and our contract manufacturers' and suppliers' facilities. Our failure or the failure of our contract manufacturers or suppliers to meet FDA or other agencies' requirements would delay or preclude our ability to sell our products potentially having an adverse material effect on our business. Even with FDA market approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling and continuing review of medical products, and to permit government inspection at all times. Failure to meet or comply with any rules, regulations, or restrictions of the FDA or other agencies could result in fines, unanticipated expenditures, product delays, non-approval or recall, interruption of production, and criminal prosecution.

Exposure to Product Liability Claims.

Our design, testing, development, manufacture, and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Although we believe that our product liability insurance is adequate, additional insurance coverage is expensive and in the future we may be unable to obtain additional liability coverage on acceptable terms. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

Reliance on Key Personnel

Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key management personnel. If we lose the services of any of these officers or key personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified Regulatory, Marketing, Sales, and manufacturing personnel and our ability to develop and maintain relationships with key individuals in the industry. Competition to attract qualified personnel and relationships is intense and we compete with other companies in our industry. We may not be able to continue to attract and retain qualified personnel.

Uncertainty as to our Ability to Initiate Operations and Manage Growth.

Our efforts to market our products will result in new and increased responsibilities for management personnel and will place a strain upon our management, financial systems, and resources. We may be required to continue to implement and to improve our management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations.

Healthcare Service Industry Intensely Competitive.

The healthcare service industry is very competitive. While we maintain a strong leadership position in personal care services, there is no guarantee we can maintain that market share. We will compete with both public and private healthcare service companies that hold licenses in other Regions within the State of Louisiana and directly compete with companies in Region 4 and Region 6 that may have greater financial resources and have other competitive advantages.

Compliance with Government Regulations.

We, and all healthcare service companies are subject to extensive, and evolving governmental rules, regulations and restrictions administered by the Department of Health & Hospitals, the Bureau of Health Services Financing, by other federal and state agencies, and by governmental authorities.

Reliance on Key Personnel

Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key management personnel. If we lose the services of any of these officers or key personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified health services Case Managers, sales and marketing, our core administrative personnel and our ability to develop and maintain relationships with our clients in the industry.

Uncertainty as to our Ability to Grow Operations and Manage Growth.

Our efforts to increase market penetration will result in new and increased responsibilities for management personnel and will place a strain upon our management, financial systems, and resources. We may be required to continue to implement and to improve our management, operating and financial systems, procedures and controls on a timely basis and to expand, train, motivate and manage our employees. There can be no assurance that our personnel, systems, procedures, and controls will be adequate to support our future operations.

Integration of Newly Acquired Businesses.

The Company may make strategic acquisitions in the future and cannot assure that it will be able to successfully integrate the operations of newly-acquired businesses into the Company's current operations. It is Management intent to consolidate various business functions to include Information Technology, Accounting, legal under a central core operation. The failure to integrate newly acquired businesses or the inability to make suitable strategic acquisitions in the future could have an adverse effect on the Company's business, results of operations and financial condition.

Attraction and Retention of Qualified Personnel

The Company is dependent on the efforts and abilities of its senior executive officers. While the Company believes that its senior management team has significant experience and depth, appropriate senior management succession plans are in place. The Company's future success also depends on its ability to identify, attract and retain additional qualified personnel.

Broker-Dealer Requirements May Affect Trading and Liquidity of Our Common Stock

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in the Registrant's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Chief Executive Officer operates out of his home office in Louisiana and our Chief Financial Officer operates out of his home office out of Michigan. Dotolo operates from a 6,000 square foot industrial building containing approximately 4,500 square feet of manufacturing space and 1,500 square feet of administration space. The Company’s manufacturing facility is located in Phoenix, Arizona and is considered adequate for its present operations. Angels operates from two (2) administrative locations: Lafayette, Louisiana, a 2,800 square foot office and also Alexandria, Louisiana, a 1,500 square foot residential home. The business lease in Alexandria, Louisana is a month-to-month lease agreement and the Lafayette, Louisiana office is on a 5-year lease with both monthly lease payments negotiated below market average.

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

Our common stock is traded on the OTC:QB under the symbol “OCLG”. The high and low close prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

	High	Low
FISCAL YEAR ENDED:
August 31, 2013
First Quarter	$0.08	$0.05
Second Quarter	$0.07	$0.04
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.05	$0.01

FISCAL YEAR ENDED:
August 31, 2012
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01

The closing stock price of our common stock on November 8, 2013, was $0.017.

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

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.
June 17,2013	$10,000	On June 17, 2013, the Company sold 2,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
July 17, 2013	$20,000	On July 17, 2013, the Company sold 4,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
August 8, 2013	36,000	On August 8, 2013, the Company sold 6,000,000 shares of common stock to an affiliated accredited investors at $0.006 per share.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2013.

Holders

As of November 8, 2013, the Company had 259 shareholders of record of its common stock. As of November 8, 2013, 1,331 owners of our common stock held them in the names of various broker-dealers.  As of November 8, 2013, the Company had one Unit holder of record.  As of November 8, 2013, the Company had ten owners of Units who held them in the names of various brokers.

Dividend Policy

The Company has never declared any cash dividends on any of the Company’s equity securities and currently plans to retain future earnings, if any, for business growth.

Stock Performance Graph

We are a “smaller reporting company”, as defined by regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2013.

2000 Stock Incentive Plan

	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Plans

Equity compensation plans
approved by stockholders	242,085	$1.123	6,442,418

Equity compensation plans
not approved by stockholders	—	$0.000	—

TOTAL	242,085	$1.123	6,442,418

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors. For fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, our Board of Directors elected to waive the grant of these annual options. We have 6,442,418 shares of common available for future issuance under our 2000 Stock Incentive Plan as of August 31, 2013. Under the 2000 Stock Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. This plan has been approved by our shareholders.

2013 Omnibus Incentive Plan

	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Plans

Equity compensation plans
approved by stockholders	—	$0.00	—

Equity compensation plans
not approved by stockholders	—	$0.00	10,000,000

TOTAL	—	$0.00	10,000,000

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013. This plan has not been approved by the Company’s shareholders and consequently, we cannot issue Incentive Stock Options to employees at this time. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 10,000,000 shares of common available for future issuance under our 2013 Omnibus Incentive Plan as of August 31, 2013. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

For a description of our 2000 Stock Incentive Plan and 2013 Omnibus Incentive Plan, please see the description set forth in Note 8 of our Consolidated Financial Statements.

Transfer Agent

Our transfer agent and registrar are American Stock Transfer and Trust Co., 6201 15th Avenue, Brooklyn, NY 11219, Telephone (718) 921-8200.

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

GENERAL

Oncologix Tech, Inc was originally formed in 1995 as "Wavetech, Inc." a New Jersey corporation and changed our corporate domicile to Nevada in December 1997, by merging into a Nevada corporation named, "Interpretel International, Inc." We subsequently changed our name to "BestNet Communications Corp.” in 2000. At the time we provided worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet. That business was never profitable and we disposed of our communications February 2007. During 2006 we entered the medical device industry with the acquisition of JDA Medical Technologies, Inc. Currently, we are a diversified medical device and healthcare holding company. For its customers, Oncologix provides FDA approved medical devices and state licensed healthcare services. For its shareholders, Oncologix acquires profitable operations that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare holding company in North America.

RECENT ACQUISITIONS AND DIVESTURES

In furthering our strategy to be the best small cap medical device and healthcare holding company, we acquired Dotolo Research Corporation (“DRC”) on March 22, 2013 and Angels of Mercy, Inc. (“AOM”) on August 1, 2013. These acquisitions are further described in Note 4 – Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

DRC is a FDA Registered, Class II, medical device manufacturer with 30 years of product sales in the hydro-colonic irrigation, bowel preparation market. DRC began operations in 1989 and is a world-wide leader hardware and disposable products sales, and has an active customer base of over 900+ customers both domestically and internationally.

Angels of Mercy Inc. (“AOM”) provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

On November 1, 2013, the Company’s management and Board of Directors have determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device requiring minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company millions with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

RESULTS OF OPERATIONS

Comparison of the fiscal years ended August 31, 2013 (‘fiscal 2013”) and 2012 (‘fiscal 2012”)

Revenue

Revenues were $244,246 for fiscal 2013.There were no revenues reflected in our fiscal 2012 financial statements. Revenues were primarily driven by our acquisition of AOM in August 2013.

Cost of Revenues

Cost of revenues were $195,699 for fiscal 2013 as a result of our acquisitions of Dotolo and Angels. There were no cost of revenues reflected in our fiscal 2012 financial statements. Cost of revenues for DRC were $38,991 for fiscal 2013, and consist primarily of direct labor and minor purchases of materials for our products. Cost of revenues for AOM were $156,708 for fiscal 2013, and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $329,667 during fiscal 2013, from $130,769, an increase of 152% or $198,898 from the comparable period in fiscal 2012. The primary reason for the increase is due to the general and administrative expenses associated with the acquisitions of DRC and AOM during fiscal 2013. Payroll and related expenses increased to $193,029 during the fiscal 2013, from $79,646 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of Angels and administrative salaries at AOM as a result of the acquisition. Legal expense increased to $16,531 fiscal 2013, from $494 in the comparable period in fiscal 2012, due primarily to legal fees incurred in fiscal 2013 related to the acquisitions of DRC and AOM. Rent expense increased to $15,500 during fiscal 2013, from $0 in the comparable period in fiscal 2012, as a result of facilities rented by both DRC and AOM which were acquired in fiscal 2013. Travel and meals expense increased to $12,697 during fiscal 2013, from $0 in the comparable period in fiscal 2012, due primarily to a mileage reimbursement policy with AOMs’ employees as well as officer travel related to our two acquisitions in fiscal 2013. Outside services increased to $14,168 during fiscal 2013, from $5,694 in the comparable period in fiscal 2012, due primarily to additional SEC filings in fiscal 2013 related to our acquisitions as well as additional XBRL filing requirements.

Depreciation and Amortization

Depreciation and amortization increased to $5,455 during fiscal 2013, from $450 during fiscal 2012. The increase in depreciation and amortization was the result of fixed assets acquired in our two fiscal 2013 company acquisitions.

Interest Income

We had no interest income in fiscal 2013 or fiscal 2012.

Interest and Finance Charges

Interest and finance charges increased to $34,181 during fiscal 2013 from $10,768, an increase of over 100% from fiscal 2012. The increase is primarily attributable to the acquisition of additional non-related party debt as a result of the acquisition of DRC during fiscal 2013.

Interest and finance charges – related parties increased to $152,087 during fiscal 2013, from $25,311, an increase of over 100% or $126,776 for the comparable period in fiscal 2012. The increase is primarily attributable to the issuance of warrants as finders’ fees to a related party during fiscal 2013.

A summary of interest and finance charges is as follows:

	For the Year Ended
	August 31,	August 31,
	2013	2012
Interest expense on non-convertible notes	$4,734	$306
Interest expense on non-convertible notes - related parties	579	930
Interest expense on convertible notes payable	10,000	10,175
Interest expense on convertible notes payable - related parties	14,102	14,381
Amortization of note payable discounts	—	—
Amortization of note payable discounts - related parties	—	10,000
Other interest and finance charges	156,853	288

Total interest and finance charges	$186,268	$36,080

Induced Conversion Expense

Induced conversion expense decreased to $10,242 during fiscal 2013, from $25,042, a decrease of 60% for the comparable period in fiscal 2012. The decrease was due a fewer notes converted at a reduced conversion price in fiscal 2013.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable decreased to $0 for fiscal 2013, from $92,725, a decrease of 100% for the comparable period in fiscal 2012. The decrease was due to the issuance of shares of common stock for the conversion of two related party convertible promissory notes during fiscal 2012 at below market value.

Income Taxes

At August 31, 2013, the Company had federal net operating loss carryforwards totaling approximately $27,800,000. At August 31, 2013, the Company did not have any state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2033. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carryforward.

OUR SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified two business segments: Medical Device Manufacturing and Personal Care Services.

Our Medical Device Manufacturing segment consists of the products of Dotolo Research Corporation. This segment designs, develops, manufactures and distributes the Toxygen hardware system with disposables speculums and tubing.

Our Personal Care Service segment consists of the services of Angels of Mercy, Inc. This segment provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

Medical Device Manufacturing

Below is our income statement for our Medical Device Manufacturing segment.

	For the Years Ended
	August 31,	August 31,
	2013	2012

Revenues	$28,998	$—

Cost of revenues	38,991	—

Gross profit	(9,993)	—

Operating expenses:
General and administrative	49,431	—
Depreciation and amortization	4,048	—

Total operating expenses	53,479	—

Loss from operations	(63,472)	—

Other income (expense):
Interest and finance charges	(1,877)	—
Other income (expenses)	126	—

Total other income (expense)	(1,751)	—

Loss from operations	(65,223)	—

Personal Care Services

Below is our income statement for our Personal Care Services.

	For the Years Ended
	August 31,	August 31,
	2013	2012

Revenues	$215,248	$—

Cost of revenues	156,708	—

Gross profit	58,540	—

Operating expenses:
General and administrative	48,439	—
Depreciation and amortization	1,049	—

Total operating expenses	49,488	—

Income (loss) from operations	9,052	—

Other income (expense):
Interest and finance charges	(10,000)	—

Total other income (expense)	(10,000)	—

Loss from operations	(948)	—

CRITICAL ACCOUNTING POLICIES

“Management's Discussion and Analysis of Financial Condition and Results of Operations ” (“MDA”) discusses our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to research and development costs, deferred income taxes and the impairment of long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The result of these estimates and judgments form the basis for making conclusions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; changes in these estimates as a result of future events may have a material effect on the Company’s financial condition. The SEC suggests that all registrants list their most “critical accounting policies” in MDA. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements: The impairment of long-lived assets, stock based compensation, deferred income tax valuation allowances, pending or threatening litigation and the allocation of assets acquired and liabilities assumed in acquisitions. Please see Note 2 – Critical Accounting Policies for a further discussion of our accounting policies.

Revenue Recognition. Revenue is recognized by the Company in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectability is reasonably assured. Currently, the primary revenue for the Company is derived from its sales in its Personal Care Services Segment. AOM is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for AOM to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our only customer is the State of Louisiana who reimburses us for the services we provide. We currently experience less than a two percent claims rejection rate.

Accounts Receivable. The Company’s receivables in its medical device segment are subject to credit risk, and the Company typically does not require collateral on its accounts receivable. Receivables are generally due within 30 days. The Company maintains an allowance for uncollectable receivables that reduces the receivables to amounts that are expected to be collected. Due to the current lack of product manufacturing, we maintain an allowance account approximately 50% of accounts receivable since we are unable to properly manufacture and deliver products. The Company’s receivables in its personal care segment are generally repaid in 14 days on average. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to the state for payment within the next twelve months. Currently we do not maintain an allowance for uncollectible receivables as we analyze our claim rejection rate and make significant changes to prior company policies regarding rejected claims. Upon final rejection, these receivables are written off to bad debt expense.

Long-Lived Assets. ASC 360 – Property, Plant and Equipment addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulatory agency; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Goodwill and other intangible assets. The Company adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the fourth quarter of fiscal 2013 due to its recent acquisition of Dotolo Research Corporation. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount.

Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. Purchased goodwill is amortized over 15 years. Other intangible assets are deemed to have indefinite lives and are not amortized but are subject to annual impairment tests.

The Company evaluates the recoverability of its indefinite lived intangible assets, which consist of Dotolo Research Corporation and Goodwill in Angels of Mercy, Inc., based on estimates of future royalty payments that are avoided through its ownership of the intangibles and patents, discounted to their present value. In determining the estimated fair value of the intangibles and patents, management considers current and projected future levels of revenue based on its plans for Dotolo, business trends, prospects and market and economic conditions. See Note 4 – Acquisitions for further information on the acquisition of Dotolo.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. Angels is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. In addition, we will need additional funds for further development and improvement of our medical device product. We also decided to dispose of Oncologix Corporation and cease our relationship with IUTM. We anticipate that the cost of taking the Oncosphere project would take years and would cost the company millions of dollars without any guarantee of FDA approval. We anticipate that we will require $1,000,000 for operations during the next fiscal year. These funds will allow us to make improvements to our medical device product, procure raw materials for manufacturing, and establish additional sales channels, thereby moving the company to cash-flow breakeven, cover corporate overhead and service our debt.

On August 31, 2013, we had cash and cash equivalents of $39,456. Our historical and current operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. To date, we never achieved positive cash flow or profitability while we tried to develop our Oncosphere product.

As of August 31, 2013, we had total outstanding short-term and long-term debt and liabilities totaling $2,394,595. Please see Note 7 for further information.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2013 and 2012, we had no off-balance sheet arrangements.

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

Consolidated Financial Statements

Year Ended August 31, 2013 and 2012

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncologix Tech, Inc.

We have audited the accompanying balance sheets of Oncologix Tech, Inc. as of August 31, 2013, and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and 2012. Oncologix Tech Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech Inc. as of August 31, 2013 and 2012, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 16, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2013 AND 2012

	August 31,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$39,456	$1,931
Accounts receivable (net of allowance of $3,000)	108,319	$—
Inventory	31,271	$—
Prepaid expenses and other current assets	39,176	2,993

Total current assets	218,222	4,924

Property and equipment (net of accumulated depreciation
of $11,820 and $8,916)	78,533	1,481
Deposits and other assets	10,050	—
Goodwill	1,696,425	—
Patents, registrations (net of amortization)	30,620	—

Total assets	$2,033,850	$6,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$125,000	$—
Convertible notes payable - related parties	235,025	—
Notes payable	138,494	—
Notes payable - related parties	56,200	—
Accounts payable and other accrued expenses	895,664	142,990
Accrued interest payable	66,969	42,575
Accrued interest payable - related parties	65,743	48,216

Total current liabilities	1,583,095	233,781

Long-term liabilities:
Notes payable - (net of discount of $0 and $0)	811,500	125,000
Convertible notes payable - related parties (net of discount of $0 and $0)	—	235,025

Total long-term liabilities	811,500	360,025

Total liabilities	2,394,595	593,806

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at
August 31, 2013 and August 31, 2012, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 58,564 and 0 shares issued and outstanding at
August 31, 2013 and August 31, 2012, respectively	59	—
Common stock, par value $.001 per share; 200,000,000 shares authorized;
74,587,422 and 57,563,258 shares issued and outstanding at
August 31, 2013 and August 31, 2012, respectively	74,587	57,563
Additional paid-in capital	58,560,265	57,697,233
Accumulated deficit prior to reentering development stage	(58,992,296)	(58,338,851)
Noncontrolling interest	(3,489)	(3,475)
Common stock subscribed	—	—

Total stockholders' deficit	(360,745)	(587,401)

Total liabilities and stockholders' deficit	$2,033,850	$6,405

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August 31,	August 31,
	2013	2012

Revenues	$244,246	$—

Cost of revenues	195,699	—

Gross profit	48,547	—

Operating expenses:
General and administrative	329,667	130,769
Depreciation and amortization	5,455	450

Total operating expenses	335,122	131,219

Loss from operations	(286,575)	(131,219)

Other income (expense):
Interest and finance charges	(34,181)	(10,768)
Interest and finance charges - related parties	(152,087)	(25,312)
Loss on conversion of notes payable - related parties	(10,242)	(92,758)
Induced conversion expense	—	(25,402)
Loss on disposal of assets	—	(110)
Acquisition costs	(173,864)	—
Other income (expenses)	3,490	—

Total other income (expense)	(366,884)	(154,350)

Loss from operations	(653,459)	(285,569)

Less loss attributable to noncontrolling interest	(14)	(14)

Net loss before income taxes	(653,445)	(285,555)

Income taxes	—	—

Net loss attributable to common shareholders	$(653,445)	$(285,555)

Loss per common share, basic and diluted:	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	61,864,435	54,443,649

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD SEPTEMBER 1, 2012 THROUGH AUGUST 31, 2013

	Series A		Series D				Additional		Non-	Common
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Subscribed	Total

Balance, August 31, 2011	129,062	$ 129	-	$ -	50,998,814	$ 50,999	$ 57,358,582	$ (58,053,296)	$ (3,461)	$ -	$ (647,047)

Issuance of stock purchased for cash	-	-	-	-	1,875,000	1,875	73,125	-	-	-	75,000
Conversion of notes payable	-	-	-	-	4,689,444	4,689	137,366	-	-	-	142,055
Beneficial conversion feature notes payable	-	-	-	-	-	-	10,000	-	-	-	10,000
Loss on conversion of notes payable -
related parties	-	-	-	-	-	-	92,758	-	-	-	92,758
Induced conversion expense - conversion
notes payable	-	-	-	-	-	-	25,402	-	-	-	25,402
Net loss	-	-	-	-	-	-	-	(285,555)	(14)	-	(285,569)

Balance, August 31, 2012	129,062	$ 129	-	$ -	57,563,258	$ 57,563	$ 57,697,233	$ (58,338,851)	$ (3,475)	$ -	$ (587,401)

Issuance of stock purchased for cash	-	-	-	-	15,000,000	15,000	91,000	-	-	-	106,000
Issuance of stock for fees	-	-	-	-	1,000,000	1,000	7,000	-	-	-	8,000
Issuance of preferred stock	-	-	58,564	59			585,581	-	-	-	585,640
Conversion of notes payable	-	-	-	-	1,024,164	1,024	9,217	-	-	-	10,241
Issuance of warrants for finance charges	-	-	-	-	-	-	159,992	-	-	-	159,992
Loss on conversion of notes payable -
related parties	-	-	-	-	-	-	10,242	-	-	-	10,242
Net loss	-	-	-	-	-	-	-	(653,445)	(14)	-	(653,617)

Balance, August 31, 2013	129,062	$ 129	58,564	$ 59	74,587,422	$ 74,587	$ 58,560,265	$ (58,992,296)	$ (3,489)	$ -	$ (360,903)

The accompanying notes are an integral part of these consolidated financial statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,	August 31,
	2013	2012
Operating activities:
Net loss	$ (653,459)	$ (285,569)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,614	450
Loss on disposal of property and equipment	-	110
Amortization of discount on notes payable and warrants	-	10,000
Loss on conversion of notes payable - related parties	10,241	92,758
Induced conversion expense notes payable	-	25,402
Issuance of stock and warrants for fees	145,406	-
Beneficial conversion feature notes payable	-	-

Changes in operating assets and liabilities:
Accounts receivable	124,511	-
Prepaid expenses and other current assets	9,566	9,025
Inventory	69,611	-
Deposits and other assets	-	-
Accounts payable and other accrued expenses	404,540	3,189
Accrued interest payable - related parties	6,831	15,079
Accrued interest payable	24,394	10,175

Net cash used in operating activities	147,097	(119,381)

Investing activities:
Purchase of property and equipment	-	(1,677)
Acquisition of Dotolo subsidiary	(195,781)	-
Acquisition of Angels subsidiary	(128,359)	-

Net cash used in investing activities	(324,140)	(1,677)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	-	20,000
Proceeds from issuance of notes payable - related parties	33,361	45,000
Proceeds from issuance of notes payable	120,000	-
Proceeds from the issuance of common stock	106,000	75,000
Repayment of notes payable	(25,917)	(8,078)
Repayment of notes payable - related parties	(18,876)	-
Repayment of convertible notes payable	-	-
Repayment of convertible notes payable - related parties	-	(20,000)

Net cash provided by financing activities	214,568	111,922

Net increase (decrease) in cash and cash equivalents	37,525	(9,136)

Cash and cash equivalents, beginning of period	1,931	11,067

Cash and cash equivalents, end of period	$ 39,456	$ 1,931

The accompanying notes are an integral part of these consolidated financial statements.

F-5

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information (continued):

	For the Year Ended
	August 31,	August 31,
	2013	2012

Cash paid during the year for:

Interest	$4,822	$826
Income Taxes	$—	$—

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“DRC”), a FDA Registered, Class II, medical device manufacturer with 30 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and is a world-wide leader hardware and disposable products sales, and has an active customer base of over 900+ customers both domestically and internationally.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2013, we acquired all the outstanding stock of Angels of Mercy, Inc. (“AOM”). Angels provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

Because the development of the brachytherapy device is years off and it cannot be marketed at this time, the Company’s management and Board of Directors have determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device requiring minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company millions with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the fiscal years ended August 31, 2013 and 2012 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation, Angels of Mercy, Inc., Oncologix Corporation (90% Owned), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Dotolo Research Corporation is a Florida Corporation. Angels of Mercy, Inc. is a Louisiana Corporation. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Revenue is recognized by the Company in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectability is reasonably assured. Currently, the primary revenue for the Company is derived from its sales in its Personal Care Services Segment.

AOM is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for AOM to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our only customer is the State of Louisiana who reimburses us for the services we provide. We currently experience a two percent claims rejection rate.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments, with an initial maturity of three (3) months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company’s receivables in its medical device segment are subject to credit risk, and the Company typically does not require collateral on its accounts receivable. Receivables are generally due within 30 days. The Company maintains an allowance for uncollectable receivables that reduces the receivables to amounts that are expected to be collected. Due to the current lack of product manufacturing, we maintain an allowance account approximately 50% of accounts receivable since we are unable to properly manufacture and deliver products.

The Company’s receivables in its personal care segment are generally repaid in 14 days on average. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to the state for payment within the next twelve months. Currently we do not maintain an allowance for uncollectible receivables as we analyze our claim rejection rate and make significant changes to prior company policies regarding rejected claims. Upon final rejection, these receivables are written off to bad debt expense.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the fourth quarter of fiscal 2013 due to its recent acquisition of Dotolo Research Corporation. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount.

Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. Purchased goodwill is amortized over 15 years. Other intangible assets are deemed to have indefinite lives and are not amortized but are subject to annual impairment tests.

The Company evaluates the recoverability of its indefinite lived intangible assets, which consist of Dotolo Research Corporation and Goodwill in Angels of Mercy, Inc., based on estimates of future royalty payments that are avoided through its ownership of the intangibles and patents, discounted to their present value. In determining the estimated fair value of the intangibles and patents, management considers current and projected future levels of revenue based on its plans for Dotolo, business trends, prospects and market and economic conditions. See Note 4 – Acquisitions for further information on the acquisition of Dotolo.

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through August 31, 2013, the Company has allocated $3,701 losses to its non-controlling interest. The Company has adopted ASC 810 to account for this non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were minimal for fiscal 2013 and fiscal 2012. Such costs are expensed when incurred.

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

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 8. The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the vesting periods. The expected term of awards granted represent the period of time they are expected to be outstanding. The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. If actual results differ significantly from estimates, stock-based compensation could be impacted.

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

STOCK INCENTIVE PLANS

Certain prior year amounts have been reclassified to conform to the current year presentation.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK INCENTIVE PLANS

Share based payment compensation costs for equity-based awards are measured on the grant date based on the fair value of the award on that date and is recognized over the required service period. Fair value of stock option awards are estimated using the Black-Scholes model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the two years ended August 31, 2013 and 2012 are as follows:

	For the Year Ended
	August 31,	August 31,
	2013	2012

Net loss attributable to common shareholders	$(653,445)	$(285,555)

Weighted average shares outstanding	61,864,435	54,443,649

Loss per common share, basic and diluted:	$(0.01)	$(0.01)

Due to the net losses during the fiscal 2013 and 2012, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of August 31, 2013 and 2012:

	As of
	August 31,	August 31,
	2013	2012
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	58,628,531	64,531
Convertible notes payable	1,383,459	1,383,459
Options	242,085	297,085
Warrants	7,000,000	—

Total potentially dilutive securities	67,254,075	1,745,075

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company currently has two business segments; medical device manufacturing and personal care services.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2014 and prior to achieving breakeven.

During fiscal 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. AOM is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through August 31, 2014. Approximately $350,000 will be required to fund corporate overhead including debt servicing with the balance to invest into product revisions at DRC. Currently AOM is cash flow positive but does not generate enough positive cash flows to fund corporate overhead. This funding will allow us to meet our current sales demands and expenses of DRC, AOM and Oncologix, while keeping our public filings current.

Our Company has never been profitable and we have had to rely on debt and equity financings to fund operations. There is no assurance that the business activities of DRC will achieve breakeven status by the end of 2014. Significant delays in achieving breakeven status could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

NOTE 4 – ACQUISITIONS

Dotolo Research Corporation

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

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents, trade name and customer list. The purchase price consisted of the issuance 58,564 shares of a newly created Series D Convertible Preferred Stock (60,000 shares of Series D Preferred Stock designated). On March 22, 2013, the issued shares had a fair market value of $585,640 based on the fair market value of the underlying common stock shares. The issued Series D Convertible Preferred Stock have a liquidation value of approximately $4,700,000 and are convertible anytime after March 1, 2014 into 1,000 shares of common stock each. Please see Note 8 for a further description of the Series D Convertible Preferred Stock.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$1,653
Accounts receivable (net)	769
Inventory	100,882
Prepaid expenses and other current assets	31,750
Property and equipment	22,957
Deposits and other assets	10,050
Intangible assets	1,125,845
Patents, registrations	33,172

Total assets acquired	$1,327,078

Accounts payable and other accrued expenses	$457,588
Customer deposits	$78,807
Notes payable	195,823
Notes payable - related parties	58,600
Accrued interest payable	9,743
Accrued interest payable - related parties	795

Total liabilities assumed	$801,356

Angels of Mercy, Inc.

On August 1, 2013, the Company acquired all the outstanding shares of Common Stock of Angels of Mercy, Inc. Pursuant to the Agreement, the Owners sold all of the Common Stock of AOM for $650,000 represented by a down payment of $100,000 at closing and a four year Secured Promissory Note for $550,000. The Company also issued the Owners 1,000,000 four year warrants with an exercise price of $0.015 that possesses a cashless exercise option and agreed to pay $65,000 in broker fees related to this transaction.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents and purchased goodwill.

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$27,121
Accounts receivable (net)	111,581
Prepaid expenses and other current assets	7,851
Property and equipment	57,000
Purchased goodwill	543,721

Total assets acquired	$747,274

Accounts payable and other accrued expenses	$9,688

Total liabilities assumed	$9,688

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at August 31, 2013 and 2012:

	August 31,	August 31,
	2013	2012
Furniture	$10,388	$—
Office Equipment	10,800	—
Computers	19,905	4,856
Software	3,497	497
Leasehold improvements	29,000	—
Equipment	16,763	5,044

Total property and equipment at cost	90,353	10,397

Less: accumulated depreciation and amortization	(11,820)	(8,916)

	$78,533	$1,481

NOTE 6 - LEASES

The Company leases office space in two location in Louisiana and warehouse space in Arizona. Two of these leases are on a month-to-month basis and the remaining office location is on a 5-year lease. Rent expense for the years ended August 31, 2013 and 2012 were $15,500 and nil, respectively. Since our leases are month to month, we do not have any future minimum lease payments due.

NOTE 7 - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of August 31, 2013 and August 31, 2012:

	August 31,	August 31,
	2013	2012

8.0% convertible notes due August 31, 2014	$125,000	$125,000

Total unsecured convertible notes payable	125,000	125,000
Less: Current portion	(125,000)	—

Long-term portion	$—	$125,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on convertible notes payable as of August 31, 2013:

Fiscal Year Ending August 31,	Convertible Notes Payable
2014	$125,000

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes were due May 7, 2008, bore interest at the rate of 8% per annum and were convertible into our common stock at a rate of $1.00. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012 and then extended to September 30, 2013. In conjunction with the initial extension, the conversion price was reduced to $0.60. As of August 31, 2013, the Company has accrued interest in the amount of $52,575.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2013	2012

6.0% convertible note due September 2013 (1)	$235,025	$235,025

Total unsecured related party convertible notes payable	235,025	235,025
Less: Current portion	(235,025)	—

Long-term portion	$—	$235,025

(1) Note payable to former CEO who resigned 4/1/09 and still remains a director of our subsidiary.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer and current member of our subsidiary’s Board of Directors, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. The note is convertible into shares of the Company’s common stock at a rate of $0.20 per common share. Ms. Lindstrom signed an abstention to convert this note until June 01, 2011. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. As of August 31, 2013, the Company has accrued interest in the amount of $62,317.

On February 8, 2013, the Company issued a 30-Day convertible promissory note to Anthony Silverman, its former President and CEO, in the principal amount of $10,242. This convertible note was issued to pay off a previously issued 90-Day promissory note. This note bore interest at 6% and is convertible into the company’s common stock at $0.01 per shares. On February 8, 2013, Mr. Silverman elected to convert the note and accrued interest into 1,024,164 shares of common stock. The Company also recorded a $10,242 loss on the conversion of this note.

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

The following is a summary of future minimum payments on related party convertible notes payable as of August 31, 2013:

Fiscal Year Ending August 31,	Related Conv. Notes Payable
2014	$235,025

RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2013	2012
6.0% note due November 2013 (1)	$4,600
6.0% line of credit (2)	51,600
		—

Outstanding unsecured related party notes payable	$56,200	$—

(1) Note payable to current CEO.
(2) Note payable to current CEO payable from subsidiary, Dotolo Research Corporation. No stated interest or due date

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

On March 8, 2013, the Company issued a 60-Day promissory note to Anthony Silverman, its former President and CEO, in the principal amount of $2,686. The note bore an interest rate of 6% and the due date has been extended to August 31, 2013. This note was paid off on August 16, 2013 together with accrued interest of $71.

On April 26, 2013, the Company issued a 10-Day promissory note to Wayne Erwin, its President and CEO, in the principal amount of $10,675. During the 4th quarter of fiscal 2013, the Company repaid $6,075 of principal on this note. The note bears an interest rate of 6% and the due date has been extended to November 30, 2013. As of August 31, 2013, the Company has accrued interest of $223.

During the last 18 months, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. To date we have accrued $3,053 in interest. There is no specific due date on this note.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on related party notes payable as of August 31, 2013:

Fiscal Year Ending August 31,	Related Conv. Notes Payable
2014	$56,200

OTHER NOTES PAYABLE:

	August 31,	August 31,
	2013	2012
12% note payable due May 2014	$ 15,000.00	$ -
Note payable	60,600.00
Time payment lease due January 2014	3,311.00
Note payable - fee reimbursement	59,583.00
18% note payable due January 2015	30,000.00
18% note payable due January 2015	20,000.00
18% note payable due January 2015	100,000.00
6% note payable due August 2015	111,500.00
6% note payable due October 2017	550,000.00

Subtotal	949,994

Less: Current portion	(138,494)	-

Long-term portion	$ 811,500	$ -

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

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. After repayments, we currently owe $60,600 which is currently in default. We are currently in final negotiations with the lender on repayment.

Our subsidiary has a time lease payment which is due to be paid off in January 2014.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $65,000 of broker’s fees incurred in the acquisition. Monthly payments of $5,417 are due and payable beginning on August 15, 2013. This note bears no interest.

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015.

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 23, 2013, the Company issued a one year note in the amount of $20,000. The note bears and interest rate of 12% per annum. The Company is required to repayment the note at a rate of $1,867 per month, which includes interest, on the 15th day of each month. The note is secured by certain collateral of our President and CEO.

On July 26, 2013 the Company issued a 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. A final balloon payment of principal and interest in the amount of $107,800 is due on January 26, 2015.

On August 1, 2011 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $111,500. The note bears interest at 6% and matures on August 31, 2015. As of August 31, 2013 the Company has accrued interest of 12,586.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%.

 The following is a summary of future minimum payments on r notes payable as of August 31, 2013:

Fiscal Year Ending August 31,	Related Conv. Notes Payable
2014	$203,596
2015	$344,032
2016	$87,623
2017	$314,743

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of August 31, 2013 and August 31, 2012, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2011	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2011	-	-	$ -	$ -

Expired/Retired	-	-	-	$ -
Converted	-	-	-	$ -
Issued	-	-	-	$ -
Outstanding, August 31, 2012	-	-	$ -	$ -

Expired/Retired	-	-	-	$ -
Converted	-	-	-	$ -
Issued	58,564	58,564,000	-	$ 80.25
Outstanding, August 31, 2013	58,564	58,564,000	$ -	$ 80.25

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

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

SUBSCRIBED COMMON STOCK:

As of August 31, 2013 and August 31, 2012, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
October 19, 2011	$25,000	On October 19, 2011, the Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share.
January 26, 2012	$40,000	On January 26, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share.
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.
June 17,2013	$10,000	On June 17, 2013, the Company sold 2,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
July 17, 2013	$20,000	On July 17, 2013, the Company sold 4,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
August 8, 2013	36,000	On August 8, 2013, the Company sold 6,000,000 shares of common stock to an affiliated accredited investors at $0.006 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of August 31, 2013, $3,701 cumulative net loss was attributable to the non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS:

The following table summarizes warrant activity in fiscal 2013 and 2012:

Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2011	-	-
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding, August 31, 2012	-	-

Expired/Retired	-	-
Exercised	-	-
Issued	7,000,000	0.012
Outstanding, August 31, 2013	7,000,000	0.012

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2013	2012
Volatility	97.2% - 97.9%	-
Risk free rate	0.38%	0.00%
Expected dividends	None	None
Expected term (in years)	3 to 4 years	—

No warrants were issued in Fiscal 2012

Details relative to the 7,000,000 immediately exercisable outstanding warrants at August 31, 2013 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Fourth quarter of fiscal 2013	7,000,000	$0.012	3 to 4 years	July-17

Outstanding, August 31, 2013	7,000,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1997 Stock Incentive Plan

The Company is authorized to issue up to 4,600,000 shares of common stock under its 1997 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 4,525,000 shares of common available for future issuance under our 1997 Stock Incentive Plan as of August 31, 2013. Under the 1997 Stock Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. This plan has been approved by our shareholders.

 2000 Stock Incentive Plan

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors. For fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, our Board of Directors elected to waive the grant of these annual options. We have 6,417,418 shares of common available for future issuance under our 2000 Stock Incentive Plan as of August 31, 2013. Under the 2000 Stock Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. This plan has been approved by our shareholders.

During the years ended August 31, 2013 and 2012, we granted nil and nil options from the stock incentive plan described above, respectively. During the years ended August 31, 2013 and 2012, nil and nil options were exercised, respectively. During the years ended August 31, 2013 and 2012, 80,000 and nil options expired, respectively. During the years ended August 31, 2013 and 2012, $0 and $0 was expensed as stock based compensation, respectively.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the fourth quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2013.

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

	Options	Options
	Outstanding	Exercisable
Number of options	242,085	242,085
Aggregate intrinsic value of options	$ -	$ -
Weighted average remaining contractual term (years)	1.29	1.29
Weighted average exercise price	$ 1.12	$ 1.12

2013 Omnibus Incentive Plan

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013. This plan has not been approved by the Company’s shareholders and consequently, we cannot issue Incentive Stock Options to employees at this time. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 10,000,000 shares of common available for future issuance under our 2013 Omnibus Incentive Plan as of August 31, 2013. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, $58,750 was accrued as salary under this agreement.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, $32,416 was accrued as salary under this agreement.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSULTING CONTRACT

On September 1, 2012, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2012. During the year ended August 31, 2013 and 2012, we incurred an expense of $50,300 and $72,870 respectively, under these agreements. This agreement was replaced by an employment agreement described below.

NOTE 9 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During fiscal 2012 and 2011, the Company entered into financing agreements with related parties of the Company. Please see Note 7for further descriptions of these transactions.

NOTE 10 - JOINT VENTURE

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2013, because the development of the brachytherapy device is years off and it cannot be marketed at this time, the Company’s management and Board of Directors have determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device requiring minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company millions with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

NOTE 11 - RETIREMENT PLAN

Currently, the Company does not have a retirement plan in place.

NOTE 12 - INCOME TAXES

As of August 31, 2013, the Company has federal net operating loss carryforwards totaling approximately $27,800,000 and general business credit carryforwards of approximately $140,000. As a result of the acquisition of Angels of Mercy, Inc., the general business credit carryforwards are limited to approximately $9,000 per year due to a Section 383 limitation. Currently there are no state net operating loss carryforwards. The federal net operating loss carryforwards expire in various amounts beginning in 2004 and ending in 2033. The Company does not have any current state net operating loss carryforwards. Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740 – Income Taxes, the Company performed a review of its material tax positions. At the adoption date of ASC 740, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of August 31, 2013 and 2012, the Company had no accrued interest and penalties related to uncertain tax positions. The Company is primarily subject to U.S. and Louisiana income taxes. The tax years 2010 to current remain open to examination by U.S. federal and state tax authorities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

For the Year Ended August 31,
	2013	2012

Balance, beginning of year	$—	$—
Decreases in tax positions for prior years	—	—
Increase in tax positions for prior years	—	—
Increases in tax positions for current year	—	—
Settlements	—	—
Lapse in statute of limitations	—	—

Balance, end of year	$—	$—

The income tax benefit for the years ended August 31, 2013 and 2012 is comprised of the following amounts:

	2012	2011
Current:	$—	$—

Deferred:
Federal	(296,000)	(612,000)
State	—	—
	(296,000)	(612,000)
Valuation Allowance	296,000	612,000
	$—	$—

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

	2013	2012
Statutory tax rate	35.0%	35.0%
State income taxes	—	—
Change in valuation allowance	(35.0)%	(35.0)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets (liabilities) are as follows:

	2013	2012
Deferred tax assets (liabilities):
Property and equipment	($1,000)	$—
Intangible assets	—	—
General business credits	140,000	—
Net operating loss carryforward	9,730,000	10,165,000
	9,869,000	10,165,000
Valuation allowance	(9,869,000)	(10,165,000)
	—	$—

ASC 740 - Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $9,869,000 valuation allowance as of August 31, 2013 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The decrease in the valuation allowance for the current year is $296,000.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 - STATEMENTS OF CASH FLOWS

During fiscal 2013 and 2012, the Company recognized investing and financing activities that affected the balance sheet, but did not result in cash receipts or payments.

For the year ended August 31, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

On May 13, 2013 the Company issued 1,000,000 shares as additional compensation for the issuance of a one year promissory note. These shares were valued at $8,000, the closing price	8,000

On August 1, 2013, the Company issued 1,000,000 four year warrants as additional consideration for the purchase of Angels of Mercy, Inc. The value of these options, calculated using the Black-Scholes method were included in the purchase price of Angels of Mercy, Inc.	22,586

On August 5, 2013 the Company issued 6,000,000 three year warrants for finder’s fees in connection with funds raised through a stock purchase agreement. The value of these options calculated using the Black-Scholes method were recorded and interest and finance charges in our financial statements.	137,406

Total non-cash transactions from investing and financing activities.	$188,637

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended August 31, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INVENTORY

We have inventory, on hand in the amounts of $31,271 and nil as of August 31, 2013 and August 31, 2012, respectively, as it relates to our medical device manufacturing segment. We do not maintain any inventory for our personal service care segment. Due to a lack of operating capital for raw material inventory, we have currently suspended manufacturing of our Toxygen product. Consequently, inventory is made up of miscellaneous hardware parts.

 NOTE 16 - GOODWILL, PATENTS AND OTHER INTANGIBLE ASSETS

We currently carry our patents and registrations net of amortization. As of August 31, 2013, the Company has a capitalized cost of patents and registrations in the amount of $122,479 and accumulated amortization of 91,859. Our patents and registrations are amortized over a 20 year period. Amortization for each of the next 5 fiscal years, assuming no impairment, will be $6,124 per year.

NOTE 17 - SUBSEQUENT EVENTS

On September 11, 2013, the Company entered into a two month consulting contract with an unrelated party to provide investor relations services. The company issued 1,000,000 shares of its common stock from its 2013 Omnibus Incentive Plan as payment for these services.

On September 16, 2013, the Company obtained a merchant loan in the amount of $80,000. The merchant loan bears interest at a rate of 15% and calls for 130 daily payments of $861. Out of the net proceeds, the company also paid $20,000 in broker fees.

On October 1, 2013, the Company borrowed 10,000 in principal from an unrelated investor. The note is due January 2, 2014 and bears interest at 22%. Monthly interest payments of $183.33 are due on the first of each month beginning on November 1, 2013 with the final payment of principal and interest due on January 2, 2014.

On October 1, 2013, the Board of Directors amended Michael Kramarz’s employment to increase his annual salary to $80,000 per annum.

On October 2, 2013, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible into shares of the Company’s common stock using a three-day average of the lowest closing bid prices for the twenty trading days immediately preceding the conversion date. On October 3, 2013, the Company issued 4,000,000 shares as partial conversion of the $25,000 note. In addition, the Company entered into a one year convertible promissory note in principal amount of $25,000. The note bears interest at 8% per annum and contains the same conversion terms as the previously stated note. The note may not be converted prior to December 31, 2013.

On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013.

On November 5, 2013 and November 8, 2013, the Company entered into two one year promissory notes with accredited investors to borrow a total principal amount of $20,000. Each promissory note is $10,000 in principal balance, bears interest at 18% and requires monthly interest payments of $150 each. The company also issued 3,000,000 in cashless warrants as finder’s fees for these funds.

On December 3, 2013, the Company entered into an eighteen month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $4,785.44 beginning on January 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025.

On December 10, 2013, the Company acquired the assets of Amian Health Services., a leader in Personal Care Attendant (PCA) healthcare services industry for Veterans and Private Pay clients located in Louisiana. Operating in the same regions as AOM, we plan on merging these activities with AOM thereby gaining synchronicities. We paid $75,000 down and issued a note for $25,000 to be paid over one year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, except for the lack of segregation of accounting duties as a result of limited personnel resources.

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

Oncologix’s CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we concluded that Oncologix did not maintain effective internal control over financial reporting as of August 31, 2013. The material weaknesses are as follows:

·	Oncologix lacks the necessary corporate accounting resources to maintain adequate segregation of duties. We currently rely heavily on our only employee, our principal financial officer, for almost every key financial duty and he has access to all of the Company’s financial information. Such a lack of segregation of duties is typical in a company with limited resources. Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.
·	In addition, we have a lack of a functioning Audit Committee as we only have one independent director is not considered a Financial Expert within the meaning of Section 407 of the Sarbanes-Oxley Act. Currently, our Board of Directors acts as the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors, and executive officers, their ages and all offices and positions held. Directors are elected and serve thereafter until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors. The information is presented as of November 1, 2012:

Name	Age	Position held with Company
Roy Wayne Erwin	55	Chief Executive Officer, President and Director
Michael Kramarz	44	Chief Financial Officer, Secretary
Barry Griffith	45	Director
Victoria Hart	59	President of Angels of Mercy, Inc. Subsidiary.

Wayne Erwin- 55, is the Chairman/CEO of Oncologix Tech Inc. Mr. Erwin is the sole shareholder of Clearview Medical, LLC and is the CEO of Dotolo Research Corporation, the subsidiary of OCLG, located in Phoenix. Since 2010, Wayne Erwin is the Chief Executive Officer of Deep South Capital, LLC. From 2007 to 2010, Mr. Erwin was the co-founder and Chief Operations Officer of Electronic Health Network, a leader in Healthcare Medical Information Technology. From 2007 to 2004 he was the Chief Operating Officer and Director of New Business Development at Crossroads Regional Hospital, a 68 bed, acute care, in-patient and outpatient psychiatric and Substance Abuse Facility. From 1995 to 2004, Mr. Erwin was the Regional Director of Sales for Centerpulse Orthopedics, Inc, a Division of Sulzer Corporation, a $ 3.0 billion Swiss conglomerate specializing in orthopedic total joint reconstruction of hip, knees and shoulder products. Prior to 1995, Mr. Erwin was employed by Valley Lab, Inc., Ball Aerospace and Texas Instruments in various senior management capacities. He served in the US Army, with rank of Captain, at the 101st Airborne Division, with overseas assignments in Panama and Honduras and has advanced military training in Air Borne, Air Assault, and Jungle Warfare training. Wayne graduated with a Bachelor of Science from Louisiana College- Pineville, Louisiana.

Michael A. Kramarz – 44, has served as Chief Financial Officer of the Company since July 15, 2004. Mr. Kramarz was first employed by the Company in September 2002, as its Controller. Mr. Kramarz is responsible for all financial statement, accounting, SEC compliance, payroll and tax functions. From 1995 to 2002, Mr. Kramarz was employed as Accounting Manager for Assurant Group, where he was responsible for the accounting and payroll functions for two inbound call centers. In addition, Mr. Kramarz was responsible for quarterly consolidations into the parent company. From 1992 to 1995, Mr. Kramarz was a staff accountant at VandenToorn & Associates CPA firm where his was responsible for compilations and reviews of financial statements, as well as tax return preparation. Mr. Kramarz holds a Certified Management Accountant Designation (CMA) and a Certified Public Accountant Designation (CPA). Mr. Kramarz holds a Bachelor of Science and Business Administration in Accounting from Aquinas College and a Masters in the Science of Taxation from Grand Valley State University.

Vickie G. Hart – 59- is the President of Angels of Mercy and brings over 35 years of senior management and healthcare services experience. Since 2011 through 2013, she was the Owner and President of Triple E Healthcare Services, a healthcare services consulting firm located in Alexandria, Louisiana. From 1992 through 2010, Ms. Hart was an Assistant Principal and teacher in Elementary and Secondary education for the Rapides Parish School Systems. Ms. Hart is active in civic and charitable organizations, recently served on the D.A.R.E. Board of Directors, Central Louisiana Lions Club, and the local United Way. Vickie Hart holds a Bachelor of Science Degree from Louisiana State University and a Master Degree in Management from Northwestern State University, Natchitoches, Louisiana.

Barry Griffith – 45, has been a director of the company since December of 2004. Mr. Griffith brings 20 years of early stage and upstart medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is founder and principal of The Bench which is and executive search firm within the medical device industry based out of Newport Beach Ca. Prior to that, he was Director of Sales with Cardiovascular Systems, Inc., Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray.

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of transactions in securities of the Company on Forms 3, 4, and 5. Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the fiscal year ended August 31, 2013.

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

Item 11. Executive Compensation

The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2013 and 2012 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal				Stock	Option	Nonequity incentive plan	Non-qualified deferred compensation	All Other	All Other
Position	Year	Salary	Bonus ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Roy Wayne Erwin	2013	$ 58,750	$ -	$ -	$ -	$ -	$ -	$ -	$ 58,750
Chief Executive Officer (1)	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Michael A. Kramarz	2013	$ 80,066	$ -	$ -	$ -	$ -	$ -	$ -	$ 80,066
Chief Financial Officer (2)	2012	$ 72,870	$ -	$ -	$ -	$ -	$ -	$ -	$ 72,870

(1)	On March 22, 2013, Wayne Erwin, was elected the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, $58,750 was accrued as salary under this agreement.

(2)	Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. From January 1, 2008 to March 31, 2013, Mr. Kramarz has been serving as Chief Financial Officer and was being compensated on a consulting basis. On April 1, 2013, Mr. Kramarz signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500.

EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, $58,750 was accrued as salary under this agreement.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, 32,416 was accrued as salary under this agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option awards					Stock awards
Name and Principal	Number of securities underlying unexercised options	Number of securities underlying exercised options	Equity incentive plan awards: number of securities underlying unexercised unearned	Option exercise	Option expiration	Number of shares or units stock that have	Market value of shares or units of stock that have	Equity incentive plan awards: number of unearned shares, units or rights that have rights that have	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that other rights that
Position	(#) Exercisable	(#) Unexercisable	options (#)	price($)	date	not vested (#)	not vested ($)	not vested (#)	have not vested ($)

Michael A. Kramarz	12,750	-	-	$ 0.12	01/07/18	-	$ -	-	$ -
Chief Financial Officer

Options Grants

No options were granted to any members of our Board of Directors during fiscal 2013 or fiscal 2012.

Option Exercise

There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2013 or 2012.

DIRECTOR COMPENSATION

Name and Principal	Fees earned or paid in	Stock	Option	Nonequity incentive plan	Non-qualified deferred compensation	All Other	All Other
Position	cash ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Roy Wayne Erwin	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Barry Griffith	$ -	$ -	$ -	$ -	$ -	$ -	$ -

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. The board of directors elected to waive the annual options due for fiscal years 2012, 2011 and 2010. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

Since suspension of its research operations at Oncologix Corporation on December 31, 2007, no compensation has been paid to any members of the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 8, 2013, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:

	Name and Address	Amount and Nature		Percent
Title of Class	of Beneficial Owner (2)	of Beneficial Owner (1)		of Class (1)(3)

Common Stock	Roy Wayne Erwin	56,064,000	(4)	40.88%

Common Stock	Michael Kramarz	12,750	(5)	0.02%

Common Stock	Barry Griffith	225,000	(6)	0.28%

Common Stock	Anthony Silverman	6,222,395	(7)	7.67%
	7625 E Via Del Reposo
	Scottsdale, AZ 85028

Common Stock	Donald Schreifels	26,318,570	(8)	29.71%
	6900 Wedgewood Drive, #340
	Minneapolis, MN 55311

Common Stock	All directors and executive officers	56,301,750		41.04%
	as a group

Less than 1%

(1)	Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from November 8, 2013 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3)	The amounts and percentages in the table are based upon 81,087,422 shares of Common Stock outstanding as of November 8, 2013.
(4)	Includes 56,064 shares of Series D Convertible Preferred Stock, each share convertible into 1,000 shares of the Company’s common stock.
(5)	Includes 12,750 shares subject to vested options.
(6)	Includes 25,000 shares subject to vested options, direct ownership of 200,000 shares of stock underlying units held.
(7)	Includes 3,500 shares subject to vested options, direct ownership of 6,218,895 shares
(8)	Includes direct ownership of 18,818,750 shares of common stock and direct ownership of 7,500,000 three-year warrants to purchase common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On March 26, 2012, the Company issued a 60-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore interest rate of 6%. This note was extended to August 23, 2012. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

On May 26, 2012, the Company issued a 90-Day promissory note to Anthony Silverman, its President and CEO, in the principal amount of $10,000. The note bore interest rate of 6%. This note was paid off with the issuance of a $45,000 convertible promissory note to Mr. Silverman.

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

On March 8, 2013, the Company issued a 60-Day promissory note to Anthony Silverman, its former President and CEO, in the principal amount of $2,686. The note bore interest rate of 6% and the due date has been extended to August 31, 2013. This note was paid off on August 16, 2013 together with accrued interest of $71.

On April 26, 2013, the Company issued a 10-Day promissory note to Wayne Erwin, its President and CEO, in the principal amount of $10,675. During the 4th quarter of fiscal 2013, the Company repaid $6,075 of principal on this note. The note bears an interest rate of 6% and the due date has been extended to November 30, 2013. As of August 31, 2013, the Company has accrued interest of $223.

During the last 18 months, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. To date we have accrued $3,053 in interest. There is no specific due date on this note.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2013	August 31, 2012

(i) Audit Fees	$14,046	$13,046
(ii) Audit Related Fees	$—	$—
(iii) Tax Fees	$—	$—
(iv) All Other Fees	$—	$—

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2)	Exhibits

Number	Description of Filing	Method
2.1	Agreement of Merger and Plan of Reorganization between BestNet Communications Corp, Oncologix Corporation and JDA Medical Technologies, Inc.	(9)
3.1	Articles of Incorporation, as originally filed with the Nevada Secretary of State on February 19, 1998, and as amended to date	(1)
3.3	Certificate of Amendment to Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(6)
3.4	Amended Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.5	Amended Certificate of Designations, Rights, Preferences and Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.6	Amended Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.7	Amended and Restated Bylaws of BestNet Communications Corp.	(8)
3.8	Certificate of Amendment of Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(11)
4	2000 Incentive Stock Plan	(2)
4.1	Form of Unit Purchase Agreement	(7)
10.1	Securities Purchase Agreement between Wavetech and the investor and the Placement Agent	(3)
10.2	Registration Rights Agreement between Wavetech, the Investor and the Placement Agent	(3)
10.3	Registration Right Agreement	(3)
10.4	Securities Purchase Agreement	(3)
10.5	Product Customization Agreement	(4)
10.6	Purchase Agreement by and among Softalk, Inc., Interpretel (Canada) Inc. and Wavetech International, Inc. dated October 25, 1999	(5)
10.7	Amendment No. 1 to Amended and Restated License Agreement	(5)
10.8	Amended and Restated License Agreement	(5)
10.9	Share Exchange Agreement by and among Wavetech International, Inc., Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999	(5)
10.10	Minutes of Settlement between BestNet Communications Corp. and Softalk, Inc.	(8)
10.11	Lease Agreement Dated November 1, 2005, by and between Noto’s Properties LLC. and BestNet	(10)
10.12	Lease Agreement Dated July 25, 2006, by and between R & J Ventures LLC. and Oncologix Corporation	(10)
10.13	Lease Agreement Dated July 12, 2006, by and between Office Suites Plus and Oncologix Corporation	(10)
10.14	Form of Note and Warrant Purchase Agreement between BestNet and Mountainview Opportunistic Growth Fund LP	(10)
10.15	Form of Note Purchase Agreement Issued July 7, 2006	(10)
10.16	Franco Consulting Agreement	(9)
10.17	Kennedy Employment Agreement	(9)
10.18	Green Employment Agreement	(9)
10.19	Lowe Employment Agreement	(9)
10.20	License to Fountain Pharmaceuticals, Inc.	(11)
14.1	Oncologix Tech, Inc. Code of Ethics	(6)
21	Subsidiaries of the Registrant	*
32.1	Section 906 Certification of Roy Wayne Erwin	*
32.2	Section 906 Certification of Michael A. Kramarz	*
31.1	Certification of Chief Executive Officer	*
31.2	Certification of Chief Financial Officer	*
99	Consent of Seale and Beers, CPAs	*

*	Filed herewith
(1)	Incorporated by reference to the like numbered exhibit to Form 10-QSB for the quarter ended February 28, 1998.
(2)	Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)	Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4)	Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-KSB for the year ended August 31, 1999.
(6)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2003.
(7)	Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended May 31, 2003.
(8)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K, dated July 26, 2006.
(10)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2006.
(11)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2007

(b)	Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

Form 8-K filed August 7, 2013 – Acquisition of Angels of Mercy, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2013	Oncologix Tech, Inc.
	By	/s/ Roy Wayne Erwin
Name: Roy Wayne Erwin Title: Chief Executive Officer, President and Director

Date: December 16, 2013	Oncologix Tech, Inc.
	By	/s/ Michael A. Kramarz
Name: Michael A. Kramarz Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy Wayne Erwin	Date: December 16, 2013
Roy Wayne Erwin, Chief Executive Officer, President and Director

By: /s/ Michael A. Kramarz	Date: December 16, 2013
Michael A. Kramarz, Chief Financial Officer

By: /s/ Barry Griffith	Date: December 16, 2013
Barry Griffith, Director

