Form 10-K/A
period 2013-08-31
Oncologix Tech Inc.
filed 2013-12-19
CIK 799694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

EXPLANATORY NOTE

This Current Report on Form 10-K/A filed by Oncologix Tech, Inc. (the “Company”) with the Securities and Exchange Commission on December 16, 2013 is filed solely to correct two errors:  1)  The Company incorrectly stated that it has not been current in its filings in question.  Oncologix Tech, Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months; and, 2)  The Company is amended this filing solely to include the XBRL documents required to be included in its current filings.

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

