Form 10-Q
period 2013-11-30
Oncologix Tech Inc.
filed 2014-01-16
CIK 799694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

or

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

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 5, 2014
Common Stock, $0.001 par value	88,478,545

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013	2

Condensed Consolidated Statements of Operations (Unaudited) for the three month periods
ended November 30, 2013 and 2012	3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three month period
ended November 30, 2013 and 2012	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5-24

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-28

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk	28

ITEM 4. Controls and Procedures	28

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	28

ITEM 1A. Risk Factors	28

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3. Defaults Upon Senior Securities	31

ITEM 4. Mine Safety Disclosures	31

ITEM 5. Other Information	31

ITEM 6. Exhibits	31

Signatures	32

FORWARD LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements contained herein are based on current expectations that involve a number of known and unknown risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2013, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect development or information after the date this Report is filed with the Securities Exchange Commission.

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Oncologix”, “we”, our” or “us” means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors. September 1, 2013 to August 31, 2014 means “fiscal 2014 and September 1, 2012 to August 31, 2013 means “fiscal 2013”.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$94,143	$39,456
Accounts receivable (net of allowance of $3,000)	127,782	$108,319
Inventory	31,271	$31,271
Prepaid expenses and other current assets	31,368	39,176

Total current assets	284,564	218,222

Property and equipment (net of accumulated depreciation
of $15,489 and $11,820)	46,279	78,533
Deposits and other assets	10,050	10,050
Goodwill	1,696,425	1,696,425
Patents, registrations (net of amortization of $93,389 and $91,859)	29,090	30,620

Total assets	$2,066,408	$2,033,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $20,959 and $0)	$348,446	$360,025
Notes payable	315,115	138,494
Notes payable - related parties	51,600	56,200
Accounts payable and other accrued expenses	786,712	895,664
Accrued interest payable	140,568	66,969
Accrued interest payable - related parties	3,986	65,743

Total current liabilities	1,646,427	1,583,095

Long-term liabilities:
Notes payable	798,738	811,500
Convertible notes payable - related parties	—	—

Total long-term liabilities	798,738	811,500

Total liabilities	2,445,165	2,394,595

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 58,564 and 58,564 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	59	59
Common stock, par value $.001 per share; 200,000,000 shares authorized;
81,087,422 and 74,587,422 shares issued and outstanding at
November 30, 2013 and August 31, 2013, respectively	81,087	74,587
Additional paid-in capital	46,788,149	58,560,265
Accumulated deficit prior to reentering development stage	(47,248,181)	(58,992,296)
Noncontrolling interest	—	(3,489)

Total stockholders' deficit	(378,757)	(360,745)

Total liabilities and stockholders' deficit	$2,066,408	$2,033,850

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

	For the Three Months Ended
	November 30,	November 30,
	2013	2012

Revenues	$ 724,632	$ -

Cost of revenues	494,555	-

Gross profit	230,077	-

Operating expenses:
General and administrative	277,360	43,714
Depreciation and amortization	5,452	90

Total operating expenses	282,812	43,804

Loss from operations	(52,735)	(43,804)

Other income (expense):
Interest and finance charges	(151,003)	(2,851)
Interest and finance charges - related parties	(16,491)	(3,653)
Loss on conversion of notes payable - related parties	(36,380)	-
Loss on disposal of assets	(28,748)	-
Other income (expenses)	-	3,400

Total other income (expense)	(232,622)	(3,104)

Loss from continuing operations	(285,357)	(46,908)

Discontinued operations
Operating loss from discontinued operations	(36)	(36)
Gain on disposal of discontinued operations	95,564	-

Gain from discontinued operations	95,528	(36)

Less loss attributable to noncontrolling interest	-	(4)

Net gain from discontinued operations	95,528	(32)

Net loss before income taxes	(189,829)	(46,940)

Income taxes	-	-

Net loss attributable to common shareholders	$ (189,829)	$ (46,940)

Gain (loss) per common share, basic and diluted:
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	0.00	(0.00)

	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - basic and diluted	79,307,202	58,057,763

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

	November 30,	November 30,
	2013	2012
Operating activities:
Net loss	$ (189,829)	$ (46,944)

Net gain from discontinued operations	(95,528)	-

Net loss from continuing operations	(285,357)	(46,944)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,452	90
Loss on disposal of property and equipment	28,748	-
Amortization of discount on notes payable and warrants	4,041	-
Loss on conversion of notes payable - related parties	36,380	-
Issuance of stock and warrants for fees	84,859	-

Changes in operating assets and liabilities:
Accounts receivable	(19,463)	-
Prepaid expenses and other current assets	7,808	1,067
Accounts payable and other accrued expenses	(58,994)	9,980
Accrued interest payable - related parties	(61,757)	3,652
Accrued interest payable	131,272	2,494

Net operating cash flows - continuing operations	(127,011)	(29,661)

Net operating cash flows - discontinued operations	95,528	-

Net cash used in operating activities	(31,483)	(29,661)

Investing activities:
Purchase of property and equipment	(416)	-

Net cash used in investing activities	(416)	-

Financing activities:
Proceeds from issuance of convertible notes	25,000	-
Proceeds from issuance of notes payable - related parties	-	20,000
Proceeds from issuance of notes payable	140,327	-
Proceeds from the issuance of common stock	10,000	20,000
Repayment of notes payable	(84,141)	(1,005)
Repayment of notes payable - related parties	(4,600)	(5,005)
Net cash provided by financing activities	86,586	33,990

Net increase (decrease) in cash and cash equivalents	54,687	4,329

Cash and cash equivalents, beginning of period	39,456	1,931

Cash and cash equivalents, end of period	$ 94,143	$ 6,260

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY

We were originally formed in 1995. In 2000 we changed our name to "BestNet Communications Corp." Our business at the time was to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet. That business was never profitable and we disposed of that business in February 2007.

In July 2006 we acquired through the acquisition of JDA Medical Technologies, Inc. ("JDA"), which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. Our business at this time was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we suspended these development activities on December 31, 2007 On November 1, 2013, because the development of the brachytherapy device was years off and could not be marketed at that time, the Company’s management and Board of Directors determined to dispose of Oncologix Corporation and its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device which management believes requires minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company substantial additional investment that is beyond its means with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“DRC”), a FDA Registered, Class II, medical device manufacturer with 30 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and is a world-wide leader in hardware and disposable products sales and has an active customer base of over 900+ customers both domestically and internationally.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three months ended November 30, 2013 and 2012 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation (“DRC”), Angels of Mercy, Inc. (“AOM”), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Dotolo Research Corporation is a Florida Corporation. Angels of Mercy, Inc. is a Louisiana Corporation. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. The disposition of Oncologix Corporation is shown as discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The lead time for payment of the Company’s receivables in its personal care segment ranges from 14 to 60 days. The majority of the Company’s receivables are collected within 14 days. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to the state for payment within the next twelve months. Currently we maintain an allowance for uncollectible receivables at a rejection rate of 2.45% of outstanding receivables. We analyze our claim rejection rate on a quarterly basis and make work to make improvements to reduce the number of rejected claims. Upon final rejection, these receivables are written off to bad debt expense.

INVENTORY

Inventories are stated at costs and are held on a first-in, first-out basis. Currently our inventory consists primarily of miscellaneous parts.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through August 31, 2013, the Company has allocated $3,701 losses to its non-controlling interest. With the disposition of Oncologix Corporation, the Company no longer will have to recognize a non-controlling interest in its subsidiary.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were minimal for fiscal 2014 and fiscal 2013. Such costs are expensed when incurred.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 9. The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the vesting periods. The expected term of awards granted represent the period of time they are expected to be outstanding. The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. If actual results differ significantly from estimates, stock-based compensation could be impacted.

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

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three months ended November 30, 2013 and 2012 are as follows:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended
	November 30,	November 30,
	2013	2012

Net gain (loss) attributable to common shareholders
Continuing operations	$ (285,357)	$ (46,908)
Discontinued operations	95,528	(32)

	$ (189,829)	$ (46,940)

Weighted average shares outstanding	79,307,202	58,057,763

Loss per common shares, basis and diluted
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	0.00	(0.00)

	$ (0.00)	$ (0.00)

Due to the net losses during the three months ended November 30, 2013 and 2012, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of November 30, 2013 and 2012:

	As of
	November 30,	November 30,
	2013	2012
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock………………………………………………………….	58,628,531	64,531
Convertible notes payable…………………………………………………………………………..	6,728,418	1,383,459
Options………………………………………………………………………..	147,500	282,085
Warrants………………………………………………………………………..	11,500,000	-
Total potentially dilutive securities………………………………………………………..	77,004,449	1,730,075

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company currently has two business segments; medical device manufacturing and personal care services.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

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

During the year ended August 31, 2013 (‘, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. AOM is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through August 31, 2014. Approximately $350,000 will be required to fund corporate overhead including debt servicing with the balance to invest into product revisions at DRC. Currently AOM is cash flow positive but does not generate enough positive cash flows to fund corporate overhead. This funding will allow us to meet our current sales demands and expenses of DRC, AOM and Oncologix, while keeping our public filings current.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While operations have commenced with Dotolo, the revenues have not been significant since the acquisition. This is primarily due to a lack of monies available to invest into Dotolo. Accordingly, the company still remains in the development stage.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents, trade name and customer list. The purchase price consisted of the issuance 58,564 shares of a newly created Series D Convertible Preferred Stock (60,000 shares of Series D Preferred Stock designated). On March 22, 2013, the issued shares had a fair market value of $585,640 based on the fair market value of the underlying common stock shares. The issued Series D Convertible Preferred Stock have a liquidation value of approximately $4,700,000 and are convertible anytime after March 1, 2014 into 1,000 shares of common stock each. Please see Note 9 for a further description of the Series D Convertible Preferred Stock.

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$1,653
Accounts receivable (net)	769
Inventory	100,882
Prepaid expenses and other current assets	31,750
Property and equipment	22,957
Deposits and other assets	10,050
Purchased goodwill	1,125,845
Patents, registrations	31,642

Total assets acquired	$1,325,548

Accounts payable and other accrued expenses	$457,588
Customer deposits	$78,807
Notes payable	195,823
Notes payable - related parties	58,600
Accrued interest payable	9,743
Accrued interest payable - related parties	795

Total liabilities assumed	$801,356

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DISCONTINUED OPERATIONS

During October 2013 the Company’s management and Board of Directors determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. On November 1, 2013, the company entered into a settlement agreement with Firetag, Stoss & Dowdell, PC., our former attorneys. Per the terms of the settlement agreement, we exchanged our 90% ownership and a $50,000 promissory note payable to Firetag in exchange for the forgiveness by Firetag of $145,522 in prior legal billings. The promissory note bears interest at 4% and requires 12 monthly payments of $4,257.49 beginning on December 1, 2013. Detailed below are the income and expenses related to these discontinued operations:

	For the Three Months Ended
	November 30,	November 30,
	2013	2012
Operating expenses:
General and administrative	$ 36	$ 36
Depreciation and amortization	-	-

Total operating expenses	36	36

Loss from operations	(36)	(36)

Other income (expense):

Total other income (expense)	-	-

Loss from discontinued operations	(36)	(36)
Gain on disposal of discontinued operations	95,564	-

Loss from discontinued operations	95,528	(36)

Less loss attributable to noncontrolling interest	-	(4)

Net loss from discontinued operations	$ 95,528	$ (32)

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $31,271 and nil as of November 30, 2013 and 2012, respectively, as it relates to our medical device manufacturing segment. We do not maintain any inventory for our personal service care segment. Due to a lack of operating capital for raw material inventory, we have currently suspended manufacturing of our toxygen product. Currently, inventory is made up of miscellaneous hardware parts which the company records at cost.

NOTE 7 - LEASES

The Company leases office space in two locations in Louisiana and warehouse space in Arizona. Two of these leases are on a month to month basis and the remaining office location on a 5-year lease. Rent expense for the three months ended November 30, 2013 and 2012 were $23,200 and nil, respectively. Since our leases are month to month, we do not have any future minimum lease payments due.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of November 30, 2013 and 2012:

	November 30,	November 30,
	2013	2012

8.0% convertible note due August 31, 2014	$100,000	$125,000
6.0% convertible note due September 2013 (1)	235,025	235,025
8.0% convertible note due Decmeber 31, 2013	9,380
8.0% convertible note due October 2, 2014 (net of discount)	4,041	—

Total unsecured convertible notes payable	348,446	360,025
Less: Current portion	(348,446)	(360,025)

Long-term portion	$—	$—

The following is a summary of future minimum payments on convertible notes payable as of November 30, 2013:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2014	$ 348,446

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. These Convertible Promissory Notes were due May 7, 2008, bore interest at the rate of 8% per annum and were convertible into our common stock at a rate of $1.00. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013, the investor sold $25,000 of principal in the note to another accredited investor. At that time, the note was extended to August 31, 2014. As of November 30, 2013, the Company has accrued interest in the amount of $54,718.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. This note is currently past due. As of November 30, 2013, the Company has accrued interest in the amount of $65,833

On October 2, 2013 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 45% discount of the average of the three lowest closing bid prices in the twenty days preceding the date of conversion. We recorded a beneficial conversion feature of $25,000. As of November 30, 2013, the Company has accrued interest in the amount of $323.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2013, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 45% discount into shares of the Company’s common stock using a three-day average of the lowest closing bid prices for the twenty trading days immediately preceding the conversion date. On October 3, 2013, the investor converted $15,620 into 4,000,000 shares of the Company’s common stock at a rate of $.003905 per share. As of November 30, 2013, the outstanding principal balance was $9,380. We recorded a $36,380 loss on the conversion. As of November 30, 2013, the Company has accrued interest in the amount of $121.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of November 30, 2013 and 2012, there are no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	November 30,	November 30,
	2013	2012
6.0% line of credit (2)	$51,600
		—

Outstanding unsecured related party notes payable	$51,600	$—

(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of November 30, 2013 we have accrued interest in the amount of $3,986. There is no specific due date on this note.

The following is a summary of future minimum payments on related party notes payable as of November 30, 2013:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 51,600

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	November 30,	November 30,
	2013	2012
12% note payable due May 2014	$ 10,000.00	$ -
Note payable	60,600.00
Time payment lease due January 2014	958.00
Note payable - fee reimbursement	43,333.00
18% note payable due January 2015	30,000.00
18% note payable due January 2015	20,000.00
18% note payable due January 2015	100,000.00
6% note payable due August 2015	111,500.00
6% note payable due October 2017	537,238.00
Bank line of credit loan	4,976.00
Merchant Loan due March 2014	68,950.00
Merchant Loan due May 2014	50,389.00
22% note payable due January 2014	10,000.00
18% note payable due November 2014	10,000.00
18% note payable due November 2014	10,000.00
4% note payable due November 2014	45,909.00

Subtotal	1,113,853

Less: Current portion	(315,115)	-

Long-term portion	$ 798,738	$ -

On May 23, 2013, the Company issued a one year note in the amount of $20,000. The note bears and interest rate of 12% per annum. The Company is required to repayment the note at a rate of $1,867 per month, which includes interest, on the 15th day of each month. The note is secured by certain collateral of our President and CEO. As of November 30, 2013, the outstanding balance was $10,000.

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. After repayments, we currently owe $60,600 which is currently in default. We are currently in final negotiations with the lender on repayment.

Our subsidiary has a time lease payment which is due to be paid off in January 2014. As of November 30, 2013, the outstanding balance was $958.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $65,000 of broker’s fees incurred in the acquisition. Monthly payments of $5,417 are due and payable beginning on August 15, 2013. This note bears no interest. As of November 30, 2013, the outstanding balance was $43,333.

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the three months ended November 30, 2013, we made interest payments in the amount of $1,350. As of November 30, 2013, we have accrued interest of $1,365.

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the three months ended November 30, 2013, we made interest payments in the amount of $900. As of November 30, 2013, we have accrued interest of $990.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2013 the Company issued a 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. A final balloon payment of principal and interest in the amount of $107,800 is due on January 26, 2015. For the three months ended November 30, 2013, we made interest payments in the amount of $3,600. As of November 30, 2013 we have accrued interest of $2,650.

On August 1, 2011 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $111,500. The note bears interest at 6% and matures on August 31, 2015. As of November 30, 2013 the Company has accrued interest of 14,277.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of November 30, 2013, the outstanding balance of the note is $537,238.

In September 2013 we borrowed $5,000 from our line of open line of credit with our bank. As of November 30, 2013 the outstanding balance of the line of credit loan was $4,976.

On September 16, 2013, the Company obtained a merchant loan for additional working capital in the amount of $80,000. The merchant loan bears interest at a rate of 15% and calls for 130 daily payments of $861 for a total repayment amount of $112,000. Out of the net proceeds, the company also paid $20,000 in broker fees and loan fees of $750. As of November 30, 2013, the outstanding balance owed was $68,950.

On November 27, 2013, the Company obtained a merchant loan for additional working capital in the amount of $51,000. This loan requires 180 daily payments in the amount of $306 for a total repayment amount of $55,021. We netted gross proceeds of $46,032 after paying loan fees. As of November 30, 2013 the outstanding balance was $50,389.

On October 1, 2013, the Company borrowed 10,000 in principal from an unrelated investor. The note is due January 2, 2014 and bears interest at 22%. Monthly interest payments of $183.33 are due on the first of each month beginning on November 1, 2013 with the final payment of principal and interest due on January 2, 2014.

On November 5, 2013 and November 8, 2013, the Company entered into two, one-year promissory notes with accredited investors to borrow a total principal amount of $20,000. Each promissory note is $10,000 in principal balance, bears interest at 18% and requires monthly interest payments of $150 each. The company also issued 3,000,000 in cashless warrants as finder’s fees for these funds.

On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013. As of November 30, 2013 the outstanding balance was $45,909.

The following is a summary of future minimum payments on our notes payable as of November 30, 2013:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 301,546
2015	409,941
2016	87,623
2017	314,743

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of November 30, 2013 and August 31, 2013, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, November 30, 2013	129,062	64,531	$25,812	$0.40

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	-	-	$ -	$ -

Expired/Retired	-	-	-	$ -
Converted	-	-	-	$ -
Issued	58,564	58,564,000	-	$ 80.25
Outstanding, August 31, 2013	58,564	58,564,000	$ -	$ -

Expired/Retired	-	-	-	$ -
Converted	-	-	-	$ -
Issued	-	-	-	$ -
Outstanding, November 30, 2013	58,564	58,564,000	$ -	$ 80.25

SUBSCRIBED COMMON STOCK:

As of November 30, 2013 and August 31, 2013, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date of Sale	Proceeds from Sale	Further Description and Remarks
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.
June 17,2013	$10,000	On June 17, 2013, the Company sold 2,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
July 17, 2013	$20,000	On July 17, 2013, the Company sold 4,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
August 8, 2013	$36,000	On August 8, 2013, the Company sold 6,000,000 shares of common stock to an affiliated accredited investors at $0.006 per share.
September 11, 2013	$10,000	On September 11, 2013, the Company sold 1,500,000 shares of common stock to an affiliated accredited investors at $0.00667 per share.
October 3, 2013	$0	On October 3, 2013, an unrelated accredited investor converted $15,620 in principal from a convertible promissory note into 4,000,000 shares of common stock at $0.03905 per share.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of November 30, 2013, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS:

The following table summarizes warrant activity in fiscal 2014 and 2013:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2012	-	-
Expired/Retired	-	-
Exercised	-	-
Issued	7,000,000	0.012
Outstanding, August 31, 2013	7,000,000	-

Expired/Retired	-	-
Exercised	-	-
Issued	4,500,000	0.012
Outstanding, November 30, 2013	11,500,000	0.012

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended November 30,
	2013	2012
Volatility………………………………………………………………………	329% - 380%	-
Risk free rate……………………………………………………………….	0.25%	0.00%
Expected dividends……………………………………………………………	None	None
Expected term (in years)…………………………………………………..	3 years	-

Details relative to the 11,500,000 immediately exercisable outstanding warrants at November 30, 2013 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Fourth quarter of fiscal 2013	7,000,000	$ 0.012	3 to 4 years	July-17

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$ 0.012	3 years	November-17

Outstanding, November 30, 2013	11,500,000

On August 1, 2013, the company issued 1,000,000 four-year cashless warrants as additional consideration for the acquisition of AOM. These warrants expire four years after the date of issuance and have an exercise rate of $.015.

On August 5, 2013, the company issued 6,000,000 three-year cashless warrants, to a related party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise rate of $.012.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 11, 2013, the company issued 1,500,000 three-year cashless warrants, to a related party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise rate of $.015.

On November 8, 2013, the company issued 3,000,000 three-year cashless warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise rate of $.01.

The remaining contractual life of warrants outstanding as of November 30, 2013 was 2.85 years. Warrants for the purchase of 11,500,000 and nil shares were immediately exercisable on November 30, 2013 and 2012, respectively with a weighted-average price of $0.012 and nil per share.

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

2000 Stock Incentive Plan

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors. For fiscal years ended August 31, 2008 through 2012, our Board of Directors elected to waive the grant of these annual options. We have 6,512,003 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of November 30, 2013. This plan has been approved by our shareholders.

During the three months ended November 30, 2013 and 2012, we granted nil and nil options from the stock incentive plan described above, respectively. During the three months ended November 30, 2013 and 2012, nil and nil options were exercised, respectively. During the three months ended November 30, 2013 and 2012, 69,585 and 15,000 options expired, respectively. During the three months ended November 30, 2013 and 2012, $0 and $0 was expensed as stock based compensation, respectively.

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$ 1.43
Granted	-	-	-
Exercised	-	-	-
Cancelled	(80,000)	$1.60 - $5.16	2.42
Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$ 1.12
Granted
Exercised	-	-	-
Cancelled	(69,585)	$1.36 - $1.60	1.47
Outstanding, November 30, 2013	147,500	$0.12 - $2.00	$ 0.98

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2013.

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

	Options	Options
	Outstanding	Exercisable
Number of options	147,500	147,500
Aggregate intrinsic value of options	$ -	$ -
Weighted average remaining contractual term (years)	1.57	1.57
Weighted average exercise price	$ 0.98	$ 0.98

2013 Omnibus Incentive Plan

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013. This plan has not been approved by the Company’s shareholders and consequently, we cannot issue Stock Options to employees and directors at this time. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 10,000,000 shares of common available for future issuance under our 2013 Omnibus Incentive Plan as of November 30, 2013. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. We have 9,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of November 30, 2013.

NOTE 10 – BUSINESS SEGMENTS

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

The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies and Note 10 – Business Segments.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Medical Device Manufacturing

Below is our income statement for our Medical Device Manufacturing segment.

	For the Three Months Ended
	November 30,	November 30,
	2013	2012

Revenues	$—	$—

Cost of revenues	12,167	—

Gross profit	(12,167)	—

Operating expenses:
General and administrative	11,897	—
Depreciation and amortization	2,423	—

Total operating expenses	14,320	—

Loss from operations	(26,487)	—

Other income (expense):
Interest and finance charges	(3,483)	—
Other income (expenses)	—	—

Total other income (expense)	(4,266)	—

Loss from operations	$(30,753)	$—

Personal Care Services

Below is our income statement for our Personal Care Services.

	For the Three Months Ended
	November 30,	November 30,
	2013	2012

Revenues	$724,632	$—

Cost of revenues	482,388	—

Gross profit	242,244	—

Operating expenses:
General and administrative	154,974	—
Depreciation and amortization	2,945	—

Total operating expenses	157,919	—

Income (loss) from operations	84,325	—

Other income (expense):
Interest and finance charges	(63,004)	—

Total other income (expense)	(91,752)	—

Loss from operations	$(7,427)	$—

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

CONSULTING CONTRACT

On September 1, 2012, Michael Kramarz, the Company’s Chief Financial Officer, signed an additional twelve month consulting agreement. Mr. Kramarz is to perform all his regular duties he had previously performed as Chief Financial Officer including the preparation of the Company’s financial statements, SEC Filings, maintenance of corporate records, etc. Mr. Kramarz is to be compensated $70 per hour worked and will turn in weekly time sheets for approval. Mr. Kramarz had previously had consulting contracts for the period of January 2008 through August 2012. During the three months ended November 30, 2013 and 2012, we incurred an expense of nil and $25,830 respectively, under this agreement. This agreement was replaced by an employment agreement described below.

On September 11, 2013, the Company entered into a two month consulting contract with an unrelated party to provide investor relations services. The company issued 1,000,000 shares of its common stock from its 2013 Omnibus Incentive Plan as payment for these services.

EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the three months ended November 30, 2013 and 2012, $30,000 and nil was expensed under this agreement, respectively.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. On October 1, 2013, the Company’s Board of Directors approved a salary increase to $80,000 per year. During the three months ended November 30, 2013 and 2012, $20,225 and nil was expensed under this agreement, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During the three months ended November 30, 2013 and 2012, the Company entered into financing agreements with related parties of the Company. Please see Note 8 for further descriptions of these transactions.

NOTE 13 – JOINT VENTURES

Institut für Umwelttechnologien GmbH (IUT)

In February 2009, we entered into a Technology Agreement with Institut für Umwelttechnologien GmbH, a German Company (“IUT”). On September 23, 2010, the Company signed a Memorandum of Understanding with Institut für Umwelttechnologien GmbH and IUT Medical GMBH confirming certain understandings among the parties with respect to their future relationships and business activities as originally contemplated in their Technology Agreement of February 27, 2009, which was reaffirmed. On November 1, 2013, with the disposal of the Company’s subsidiary Oncologix Corporation, the company also ended its relationship with IUT and IUTM.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 – STATEMENT OF CASH FLOWS

For the three months ended November 30, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On September 11, 2013, the Company issued 1,500,000 warrants to an affiliated party for additional compensation related to an operating capital investment. The value of these warrants was expensed as interest and finance charges.	$ 15,656

On September 11, 2013, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	11,500

On October 2, 2013, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,000 related to that transaction.	25,000

On October 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $15,620.	15,620

On November 5, 2013 and November 8, 2013, the Company issued a total of 3,000,000 warrants to a non-related party as additional compensation for an operating capital investment.	57,703

Total non-cash transactions from investing and financing activities.	$ 125,479

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the year ended November 30, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$ 10,404

Total non-cash transactions from investing and financing activities.	$ 10,404

NOTE 16 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On December 3, 2013, The Company entered into a eighteen month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $4,785.44 beginning on January 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025.

On December 10, 2013, the Company acquired the assets of Amian Health Services., a leader in the Personal Care Attendant (PCA) healthcare services industry for Veterans and Private Pay clients located in Louisiana. Operating in the same regions as AOM, we plan on merging these activities with AOM thereby gaining synchronicities. We paid $75,000 down and issued a note for $25,000 to be paid over one year. Please see our Current Report on Form 8-K filed on December 17, 2013 with the Securities Exchange Commission.

On December 13, 2013, the Company’s Board of Directors approved the following stock option grants from its 2000 Stock Incentive Plan: Wayne Erwin, 2,400,000 options; Michael Kramarz, 2,100,000 options, Vickie Hart, 1,600,000 options. These option agreements are expected to be issued by December 31, 2013. The exercise price of the options was $0.015, the closing stock price of the Company’s common stock on December 13, 2013

On December 16, 2013, the Company Board of Directors approved an amendment to increase the number of designated Series D Convertible Preferred Stock shares from 60,000 to 200,000. For additional information on the Series D Convertible Preferred stock, please see Note 9.

On December 18, 2013, the Company obtained a merchant loan in the amount of $50,000. The merchant loan bears interest at a rate of 10% and calls for 82 daily payments of $888. The company netted $49,301 in proceeds after loan fees of $699.

On December 18, 2013, the Company entered into a consulting-retainer agreement with our SEC attorney to cover work to be provided to the Company in calendar year 2014. The Company will issue to the attorney 2,000,000 in early 2014 as payment for this agreement.

On December 20, 2013, the Company issued a 1-year promissory note, in principal amount of $12,000, to a non-related accredited investor. This note bears interest at 10% per annum and calls for monthly interest payments of $100 beginning in January 2014. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible only upon default by the Company. This note is due in six months with an automatic option to renew after six months. Please see our current report on Form 8-K filed with the SEC on January 8, 2014 which more fully describes the credit facility. Of the initial draw, the Company netted proceeds of $381,252. The following table is a breakout of the $118,748 fees and closing costs paid:

Commitment Fee	$ 20,000
Due Diligence Fees	6,500
Document and Legal Fees	12,500
Finders' Fee	20,000
Stamp Tax	1,750
Asset Monitoring Fee	1,500
Filing Fees and Disbursements	11,498
Payoff Yellowstone Capital (Dotolo Debt) (1)	45,000

Total fees and closing costs.	$ 118,748

(1) The Company is in negotiations to settle this $60,600 debt for $45,000 or less.

On January 8, 2014, the Company entered into a contract with an Investor Relations firm to provide the Company six months of IR work. The contract calls for monthly cash payments of $1,000 which may be increased based on benchmark trading and stock price levels and a payment of 1,000,000 restricted shares of common stock.

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

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2013.

GENERAL DISCUSSION

We were originally formed in 1995. In 2000 we changed our name to "BestNet Communications Corp." Our business at the time was to provide worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet. That business was never profitable and we disposed of that business in February 2007.

In July 2006 we acquired through the acquisition of JDA Medical Technologies, Inc. ("JDA"), which was merged into our wholly owned subsidiary, Oncologix Corporation. On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business. Our business at this time was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. It is a radioactive micro-particle designed to deliver therapeutic radiation directly to a tumor site by introducing the micro-particles into the artery that feeds the tumor tissue. Its first application is expected to be the treatment of liver cancer. Due to a lack of funding, we suspended these development activities on December 31, 2007 On November 1, 2013, because the development of the brachytherapy device was years off and could not be marketed at that time, the Company’s management and Board of Directors determined to dispose of Oncologix Corporation and ? its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device which management believes requires minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company substantial additional investment that is beyond its means with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“DRC”), a FDA Registered, Class II, medical device manufacturer with 30 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and is a world-wide leader in hardware and disposable products sales and has an active customer base of over 900+ customers both domestically and internationally.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2013 TO THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2012

RESULTS OF OPERATIONS

Comparison of the three months ended November 30, 2013 (“fiscal 2014” and 2012 (“fiscal 2013”)

Revenue

Revenues were $724,632 for the three months ended November 30, 2013.There were no revenues reflected in the comparable period in fiscal 2013 Revenues were primarily driven by personal care service segment acquired in August 2013.

Cost of Revenues

Cost of revenues were $482,388 for the three months ended November 20, 2013 as a result of our acquisitions of DRC and AOM. There were no cost of revenues reflected in the comparable period of fiscal 2013. Cost of revenues for DRC were $12,167 for the three months ended November 30, 2013, and consist primarily of direct labor and minor purchases of materials for our products. Cost of revenues for AOM were $482,388 for fiscal 2014, and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $277,360 during the three months ended November 30, 2013, from $43,714, an increase of 152% or $198,898 from the comparable period in fiscal 2013. The primary reason for the increase is due to the general and administrative expenses associated with the operations of our recent acquisitions, DRC and AOM during fiscal 2013. Payroll and related expenses increased to $118,191 during the three months ended November 30, 2013, from $27,806 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of AOM, and administrative salaries at AOM. Accounting expense increased to $29,519 during the three months ended November 30, 2013, from $7,046 in the comparable period in fiscal 2013, due primarily to increased audit fees incurred in fiscal 2014 related to the acquisitions of DRC and AOM. Rent expense increased to $23,200 during the three months ended November 30, 2013, from $0 in the comparable period in fiscal 2013, as a result of facilities rented by both DRC and AOM. Travel and meals expense increased to $11,280 during the three months ended November 30, 2013, from $0 in the comparable period in fiscal 2013, due primarily to our mileage reimbursement policy with AOMs’ employees. Insurance expense increased to $30,440 during the three months ended November 30, 2013, from $2,837 in the comparable period in fiscal 2013, due primarily to workers compensation and liability insurance related to AOM. Investor relations expense increased to $11,915 during the three months ended November 30, 2013, from $0 in the comparable period in fiscal 2013, due primarily to an investor relation consulting contract signed in September 2013. Telephone expense increased to $12,499 during the three months ended November 30, 2013, from $397 in the comparable period in fiscal 2013, due primarily to AOM phone activity.

Depreciation and Amortization

Depreciation and amortization increased to $5,726 during the three months ended November 30, 2013, from $90 during fiscal 2013. The increase in depreciation and amortization was the result of fixed assets acquired with the acquisitions of DRC and AOM in fiscal 2013.

Interest Income

We had no interest income in during the three months ended November 30, 2013 or 2012.

Interest and Finance Charges

Interest and finance charges increased to $88,792 during the three months ended November 30, 2013 from $2,851, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the acquisition of additional non-related party debt as a result of the acquisition of DRC and AOM during fiscal 2013, as well as the expensing of warrants issued for finders’ fees.

Interest and finance charges – related parties increased to $152,870 during the three months ended November 30, 2013, from $3,653, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the issuance of warrants as finders’ fees to a related party during the 4th quarter of fiscal 2013 and 1st quarter fiscal 2014..

A summary of interest and finance charges is as follows:

	For the Three Months Ended
	November 30,	November 30,
	2013	2012
Interest expense on non-convertible notes	$ 46,849	$ -
Interest expense on non-convertible notes - related parties	835	137
Interest expense on convertible notes payable	6,103	2,493
Interest expense on convertible notes payable - related parties	-	3,516
Amortization of note payable discounts	78,693	-
Amortization of note payable discounts - related parties	4,041	-
Other interest and finance charges	30,973	358

Total interest and finance charges	$ 167,494	$ 6,504

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $36,380 during the three months ended November 30 2013, from $0, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversion of a non-related party convertible promissory note during the first quarter of fiscal 2014at below market value.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. Angels is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. In addition, we will need additional funds for further development and improvement of our medical device product. We also decided to dispose of Oncologix Corporation and cease our relationship with IUTM. We anticipated that the cost of taking the Oncosphere project would take years and would cost the company millions of dollars without any guarantee of FDA approval. We anticipate that we will require $1,500,000 for operations and debt reductions during the next fiscal year. These funds will allow us to make improvements to our medical device products, procure raw materials for manufacturing, and establish additional sales channels thereby moving the company to cash-flow breakeven, cover corporate overhead and service our debt.

On November 30, 2013, we had cash and cash equivalents of $94,143. Our historical and current operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. To date, we never achieved positive cash flow or profitability.

As of November 30, 2013, we had total outstanding short-term and long-term debt and liabilities totaling $2,445,165. Please see Note 8 for further information.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2013 and August 31, 2013, we had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2013 that remain unremediated, the Company’s disclosure controls and procedures were not effective as of November 30, 2013. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with no cash on hand at November 30, 2013. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750.00. Additional financing will be required to get DRC to cash flow break even.

Need for Additional Capital

We will need substantial funds to complete the development of new product introductions, manufacturing, and marketing of our products at DRC. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings from other sources. AOM operates with positive cash flow sufficient to service the business operations and debt payment requirements of the acquisition but will need additional funds to complete the audit of Angels as well as costs for other required SEC and other regulatory filings. We now estimate the need to raise at least $750,000 of additional funding for working capital and development for DRC. Additionally, we estimate the need to raise at least $750,000 for overhead of Oncologix Tech, Inc and debt servicing. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

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

Industry Intensely Competitive.

The medical device and health services industry is intensely competitive. While we maintain a strong market share in hardware and disposable products sales world-wide , there is no guarantee we can maintain that market share. We will compete with both public and private medical device and pharmaceutical companies that have a greater number of products on the market, have greater financial resources and have other competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date of Sale	Proceeds from Sale	Further Description and Remarks
April 26, 2012	$10,000	On April 26, 2012, the Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share.
October 15, 2012	$20,000	On October 15, 2012, the Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share.
January 6, 2013	$20,000	On January 6, 2013, the Company sold 2,000,000 shares of common stock to three non-related accredited investors at $0.01 per share.
February 8, 2013	$0	On February 8, 2013, Anthony Silverman, our former president and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share.
June 17,2013	$10,000	On June 17, 2013, the Company sold 2,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
July 17, 2013	$20,000	On July 17, 2013, the Company sold 4,000,000 shares of common stock to an affiliated accredited investors at $0.005 per share.
August 8, 2013	$36,000	On August 8, 2013, the Company sold 6,000,000 shares of common stock to an affiliated accredited investors at $0.006 per share.
September 11, 2013	$10,000	On September 11, 2013, the Company sold 1,500,000 shares of common stock to an affiliated accredited investors at $0.00667 per share.
October 3, 2013	$0	On October 3, 2013, an unrelated accredited investor converted $15,620 in principal from a convertible promissory note into 4,000,000 shares of common stock at $0.03905 per share.

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

Date: January 16, 2014	ONCOLOGIX TECH, INC.
	By	/s/ Roy Wayne Erwin
Name: Roy Wayne Erwin Title: President and Chief Executive Officer

Date: January 16, 2014	ONCOLOGIX TECH, INC.
	By	/s/ Michael A. Kramarz
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 16, 2014	ONCOLOGIX TECH, INC.
	By	/s/ Roy Wayne Erwin
Name: Roy Wayne Erwin Title: President and Chief Executive Officer

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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 16, 2014	ONCOLOGIX TECH, INC.
	By	/s/ Michael A. Kramarz
Name: Michael A. Kramarz Title: Chief Financial Officer

Exhibit 32.1

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CERTIFICATION OF PRINCIPAL

EXECUTIVE OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Oncologix Tech, Inc. (the “Company”) on Form 10-Q for the three months ended November 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Roy Wayne Erwin, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 16, 2014	ONCOLOGIX TECH, INC.
	By	/s/ Roy Wayne Erwin
Name: Roy Wayne Erwin Title: President and Chief Executive Officer

Exhibit 32.2

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CERTIFICATION OF PRINCIPAL

FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Oncologix Tech, Inc. (the “Company”) on Form 10-Q for the three months ended November 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Michael A. Kramarz, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(3)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(4)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 16, 2014	ONCOLOGIX TECH, INC.
	By	/s/ Michael A. Kramarz
Name: Michael A. Kramarz Title: Chief Financial Officer

