Form 10-K/A
period 2013-08-31
Oncologix Tech Inc.
filed 2014-04-01
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2013

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 0-15482

ONCOLOGIX TECH, INC.

(Name of small business issuer in its charter)

Nevada	86-1006416
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

212 Edgewood Drive, Pineville, LA	71360
(Address of principal executive offices)	Zip Code

(616) 977-9933
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	OTC:QB

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. -Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [_] Accelerated Filer [_]

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Stock, $0.001 par value	81,087,422

The aggregate market value of the Common Stock of the registrant held by non-affiliates as of November 8, 2013 was approximately $1,378,486 based on closing stock price of the registrant’s common stock on that date.

Documents Incorporated By Reference

None

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-K filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on December 13, 2013 is filed solely to correct the following errors: 1) The Company clarified several descriptive sections regarding our acquisitions of Dotolo Research and Angels of Mercy; 2) The company updated its risk factors to include additional risk factors related to our Series D Preferred Stock and ineffective controls over financial reporting; 3) The Statement of Cash Flows has been restated to correct the amounts for the acquisition of Dotolo Research Corporation. The acquisition of Dotolo was originally reported with the outlay of $195,782 in cash paid. This amount was incorrect. As part of the acquisition of Dotolo, we did not pay any cash for the acquisition but rather received $1,653 in cash as part of the acquisition. The offsetting adjustment was made to a change in the amount of accounts payable which does affect the amount of cash used by operating activities. This restatement does not affect the balance sheet or income statement. Our auditor will evaluate the misstatement for materiality and consider adding an explanatory paragraph.; 4) The Company expanded its section on Unregistered Sales of Equity Securities required by Items (b) and (d) of Regulation S-K.

PART I

FORWARD LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company’s actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and markets hardware and disposable products to a customer base of over 900+ customers both domestically and internationally. The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colon-hydro therapy. Since the acquisition, we have not had significant revenues from sales of our products, including sales to medical facilities due primarily to a lack of capital needed to procure raw material inventory to fill customers’ orders.

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

MEDICAL DEVICE MANUFACTURING

Dotolo Research Corporation (“DRC”) designs, develops, manufactures and distributes the Toxygen hardware system with disposables speculums and tubing. The company has a valid Registration from the FDA as a Class II medical device, and is licensed by Health Canada, a CE mark for Europe, and is in compliance with ISO 9001:2000 and ISO 13485:2003 regulations. Our products primary use is for colon and bowel preparation prior to medical procedures such as a Colonoscopy and OB/GYN medical procedures and for individuals seeking health and wellness prevention and good colon health. There are currently over 20 million colonoscopy procedures performed annually within the United States and our strategic mission is to become the preferred choice of colon lavage cleansing and bowel preparation by both patients and medical professionals. Management believes its primary competitive strengths is its 25 year manufacturing history in the market of hydro-colonic irrigation, its on-going development of new product technologies, exceptional quality controls, and world-wide distribution of all hardware and disposable products. The Company utilizes an indirect, re-seller sales force to promote and sell the company products. Management believes that the Company must expand its manufacturing capacity and its’ distribution sales channels to be able to move into what management believes is a high growth market. The Management’s strategy in becoming a publicly held company in the United States is to enhance the Company’s capital raising abilities to fund increased manufacturing capacity, increase current inventory levels, improve payment terms with our core raw material suppliers to reduce our COGS, execution of new product designs on all hardware and disposable products, maintain regulatory compliance, expansion of a sales and marketing team and additional acquisitions of companies in the medical device and healthcare markets.

Marketing

The Company's overall marketing strategy is to strengthen is current position in the health and wellness markets, leverage its brand reputation and 25 year history as a quality manufacturer of medical device products, and sell directly into the medical space. The direct sales strategy of providing products to health and wellness spas has served the Company’s needs to date and has enabled us to obtain orders and operate while avoiding the costs associated with hiring marketing employees and direct sales representatives. However, future growth will require us to increase our product and brand awareness in the medical markets, hire a full time Quality Assurance/Regulatory Manager, Director of Sales and Marketing, establish additional clinical research on bowel preparations and leverage the existing clinical research performed by Dr. Joseph Fiorito et al. at Danbury Hospital utilizing the Dotolo Research products, increase our brand and marketing, our web presence, and strengthen our domestic and international reseller distribution channels. The Company’s distribution model has resulted in the Company not having a single customer account for more than 10% of its total sales. The Company is seeking to expand its operations so that it can continue to service health and wellness customers but specifically sell products directly to Out-Patient Endoscopy Centers, hospital systems, Veterans Administration Hospitals, Skilled Nursing Homes, and Sterile kit packing distributors which will provide more profitable sales orders.

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

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, inprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both.  These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

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

Competition

The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies that are approved by the FDA to manufacture a Class II medical device for colon-hydro therapy. The Company's major competitors are located in Phoenix, Arizona, Clearwater Florida, San Antonio, Texas, and in Canada. The Company must design and develop a broader range of speculum and disposable products to maintain and grow its market share.

In a sense, the Company competes with traditional methods of bowel preparation prior to colonoscopy procedures such as Sodium Bi-phosphate and Sodium Phosphate which have general medical acceptance. The Food and Drug Administration (FDA) issued a safety alert regarding Fleet enemas and other related products in 2008. This alert was due to reports of acute phosphate nephropathy which is an acute kidney injury occurring in some patients who had used oral sodium phosphate (OSP) products for bowel cleansing prior to medical procedures. This injury was seen in patients who did not present with risk factors for this condition. We believe that a hydro-colonic irrigation method of bowel preparation will be highly favored by consumers as it does not require a difficult 24 hour fasting period, risk of renal failure, and an often unpleasant 12 hour overnight bowel preparation.

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

The target markets and targeted customers for our products include:

•	Health and Wellness Spas
•	Endoscopy Out-Patient Clinics
•	Osteopathic Physicians
•	Hospital Systems- Veterans Hospitals
•	Skilled Nursing Homes
•	Assisted Living Facilities
•	Individuals with disabilities such as paraplegic, quadriplegic and obesity

Implementation of Growth Strategy.

As part of its growth strategy in our health and wellness and medical device markets, the Company will:

•	Re-strengthen and expand existing distribution channels s for our medical device products within the United States. Currently these channels have not been active due to a lack of capital for the production of inventor.
•	Re-strengthen our existing international distribution and re-seller agreements that we have previously established specifically in the United Kingdom, Saudi Arabia (Middle East), Africa, Mexico, Taiwan and Australia.
•	Release new product development on Version 2 of the Toxygen hardware system and release new speculum disposable products.
•	Expand its factory operations to be able to accept large orders that will involve larger production runs that management believes will be more profitable.

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

PCA services that are reimbursed to AOM under the waiver:

•	Assisting with personal hygiene, dressing, bathing, and grooming
•	Performing or assisting in the performance of tasks related to maintaining a safe, healthy and stable living environment such as:
•	Light cleaning tasks in areas of the home used by the recipient,
•	Shopping for such items as health and hygiene products, clothing and groceries,
•	Performing activities of daily living inside and outside of the home which require attendant care,
•	Assisting with or performing beneficiary laundry care chores
•	Assisting with bladder and/or bowel requirements, including bed pan routines
•	If indicated on the Plan of Care, assisting beneficiary to clinics, physician’s offices, and other appointments,
•	Assisting the beneficiary to receive any service specified in the written Plan of Care, including leisure skills development,
•	Assisting in activities which would enhance the individual employability and improve and enhance the beneficiary’s quality of life.

Supervised Independent Living (SIL) is an alternative program for mentally challenged, developmentally disabled or physically disabled individuals. AOM provides the following personal health services:

•	Assistance with safety procedures and emergency contacts within the home environment
•	Counseling during the transition period
•	Assistance in meeting needs with medical management, employment, financial, budgeting, household management, personal care, recreation and transportation
•	Accessibility to community resources
•	Independence and personal growth
•	Freedom from abuse, neglect and exploitation

Personal Care Attendant Providers Licensing Standards

Pursuant to R.S. 40:2120.2, all Personal Care Attendant service providers and Home and Community- Based Services must be licensed by the Department of Health & Hospitals. DHH establishes the minimum licensing standards and the licensing provisions contain the core requirements for HCBS providers depending upon the services rendered by the HCBS provider. Currently, Angels of Mercy, Inc is in full compliance and good standing with the licensing requirements set forth and established by the State of Louisiana Department of Health & Hospitals.

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

Competition

The Company currently operates in a competitive environment in Personal Care Attendant (PCA) services. The Company's competitors are located throughout the State of Louisiana where Personal Care Attendant licenses are authorized by the Department of Health and Hospitals to conduct business.. To provide a competitive edge on the competition, AOM will continue to hire highly skilled company employees,, deliver on-going training, and deliver the highest level of personal care services.

Proprietary Rights

We have entered into an Employment Agreement with our President, Key Managers and have executed Non-Circumvent and Non-Disclosure agreements with key employees that require them to maintain all of our proprietary information and customers lists confidential.  We cannot assure that such protections will prove adequate should they be challenged in litigation.

Customers

The Company's financial success is directly related to maintaining the continued excellence of personal care services we provide to our current clients and the willingness of newly qualified clients to accept our organization as the “Preferred Provider Choice” to provide their loved ones or themselves with the highest level of personal care.

EMPLOYEES

We currently have over 170 full time employees. Our Chief Executive Officer operates out of Louisiana and our Chief Financial Officer operates out of Michigan. Our Medical Device Manufacturing segment has 2 full time employees. Our Personal Care Services segment has one hundred and sixty eight (168) full time employees with fourteen (14) administrative employees, and a President. None of these employees are covered by any collective bargaining agreement. The Company presently considers its employee relations to be satisfactory.

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

Risk of Issued Series D Convertible Preferred Stock to Common Shareholders

In March 2013, our Board of Directors authorized up to 60,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible stock has a par value of $0.001 and is convertible into 1,000 shares of common stock beginning after March 1, 2014. Each share of Series D Convertible Preferred Stock has a stated value of $80.25. Each shares of Series D Convertible Preferred Stock shall have voting rights as stated next: March 1, 2013 to February 28, 2014, 400 votes per share; March 1, 2014 to February 28, 2015, 800 votes per share; March 1, 2015 to February 28, 2016, 1,200 votes per share; March 1, 2016 to February 28, 2017, 1,600 votes per share; March 1, 2017 and after, 2,000 votes per share.

In the event of any liquidation, dissolution or winding-up of the Corporation, the Series D Preferred Stock then issued and outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders in a position senior to the Corporation’s Common Stock shareholders. The effect of these senior securities could affect the value of our common stock.

Our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. As of August 31, 2013, the Company identified two material weaknesses: a) Oncologix lacks the necessary corporate accounting resources to maintain adequate segregation of duties; b) In addition, we have a lack of a functioning Audit Committee as we only have one independent director is not considered a Financial Expert within the meaning of Section 407 of the Sarbanes-Oxley Act. We may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock due to our internal control being ineffective.

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

Industry Intensely Competitive.

The medical device and health services industry is intensely competitive. While we maintain a strong market share in hardware and disposable products sales , there is no guarantee we can maintain our current market share. We will compete with both public and private medical device and pharmaceutical companies that have a greater number of products on the market, have greater financial resources and have other competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

Healthcare Service Industry Intensely Competitive.

The healthcare service industry is very competitive. We compete with both public and private healthcare service companies that hold Personal Care licenses within the State of Louisiana and directly compete with companies that may have greater financial resources and have other competitive advantages.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Chief Executive Officer operates out of his office in Louisiana and our Chief Financial Officer operates out of his home office in Michigan. Dotolo operates from a6,000 square foot industrial building containing approximately 4,500 square feet of manufacturing space and 1,500 square feet of administration space. The Company’s manufacturing facility is located in Phoenix, Arizona and is considered adequate for its present operations. Angels operates from two (2) administrative locations: Lafayette, Louisiana, a 2,800 square foot commercial office and also Alexandria, Louisiana, a 1,500 square foot residential home. The business lease in Alexandria, Louisiana in on month-to-month lease agreement and the Lafayette, Louisiana administrative office is on a 5-year lease with both monthly lease payments negotiated below market average.

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

Our common stock is traded on the OTC:QB under the symbol “OCLG”. The high and low close prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

	High	Low
FISCAL YEAR ENDED:
August 31, 2013
First Quarter	$ 0.08	$ 0.05
Second Quarter	$ 0.07	$ 0.04
Third Quarter	$ 0.08	$ 0.03
Fourth Quarter	$ 0.05	$ 0.01

FISCAL YEAR ENDED:
August 31, 2012
First Quarter	$ 0.04	$ 0.01
Second Quarter	$ 0.04	$ 0.01
Third Quarter	$ 0.02	$ 0.01
Fourth Quarter	$ 0.02	$ 0.01

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

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/6/2011	1,778,193	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $71,128 in principal and interest inot 1,778,193 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/6/2011	635,069	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,403 in principal and interest inot 635,069 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/16/2011	625,000	$ 25,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/26/2012	1,000,000	$ 40,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
4/26/2012	250,000	$ 10,000	Accredited Investor	The Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/24/2012	2,276,182	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $45,524 in principal and interest inot 2,276,182 shares of common stock at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act

	20,175,346	$ 181,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

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

DRC is a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and markets hardware and disposable products to a customer base of over 900+ customers both domestically and internationally. The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies that are approved by the FDA to manufacture a Class II medical device for colon-hydro therapy.

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

On November 1, 2013, the Company’s management and Board of Directors determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device requiring minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company millions with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

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

Income Taxes

At August 31, 2013, the Company had federal net operating loss carry forwards totaling approximately $27,800,000. At August 31, 2013, the Company did not have any state net operating loss carry forwards. The federal net operating loss carry forwards expire in various amounts beginning in 2004 and ending in 2033. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carry forward.

OUR SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified two business segments: Medical Device Manufacturing and Personal Care Services.

Our Medical Device Manufacturing segment consists of the products of Dotolo Research Corporation. This segment designs, develops, manufactures and distributes the Toxygen medical device hardware system with disposables speculums and tubing.

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

Medical Device Manufacturing

Below is our income statement for our Medical Device Manufacturing segment.

	For the Years Ended
	August 31,	August 31,
	2013	2012

Revenues	$28,998	$—

Cost of revenues	38,991	—

Gross profit	(9,993)	—

Operating expenses:
General and administrative	49,431	—
Depreciation and amortization	4,048	—

Total operating expenses	53,479	—

Loss from operations	(63,472)	—

Other income (expense):
Interest and finance charges	(1,877)	—
Other income (expenses)	126	—

Total other income (expense)	(1,751)	—

Loss from operations	$(65,223)	$—

Personal Care Services

Below is our income statement for our Personal Care Services.

	For the Years Ended
	August 31,	August 31,
	2013	2012

Revenues	$215,248	$—

Cost of revenues	156,708	—

Gross profit	58,540	—

Operating expenses:
General and administrative	48,439	—
Depreciation and amortization	1,049	—

Total operating expenses	49,488	—

Income (loss) from operations	9,052	—

Other income (expense):
Interest and finance charges	(10,000)	—

Total other income (expense)	(10,000)	—

Loss from operations	$(948)	$—

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

Accounts Receivable. The Company’s receivables in its medical device segment are subject to credit risk, and the Company typically does not require collateral on its accounts receivable. Receivables are generally due within 30 days. The Company maintains an allowance for uncollectable receivables that reduces the receivables to amounts that are expected to be collected. . The Company’s receivables in its personal care segment are generally repaid in 14 days on average. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to the state for payment within the next twelve months. Currently we do not maintain an allowance for uncollectible receivables as we analyze our claim rejection rate and make significant changes to prior company policies regarding rejected claims. Upon final rejection, these receivables are written off to bad debt expense.

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

Goodwill and other intangible assets. The Company adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the fourth quarter of fiscal 2013 due to its recent acquisition of Dotolo Research Corporation. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired and these costs are subject to annual impairment tests.

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

March 26, 2014

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2013 AND 2012

	August 31,	August 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$39,456	$1,931
Accounts receivable (net of allowance of $3,000)	108,319	$—
Inventory	31,271	$—
Prepaid expenses and other current assets	39,176	2,993

Total current assets	218,222	4,924

Property and equipment (net of accumulated depreciation
of $11,820 and $8,916)	78,533	1,481
Deposits and other assets	10,050	—
Goodwill	1,696,425	—
Patents, registrations (net of amortization)	30,620	—

Total assets	$2,033,850	$6,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$125,000	$—
Convertible notes payable - related parties	235,025	—
Notes payable	138,494	—
Notes payable - related parties	56,200	—
Accounts payable and other accrued expenses	895,664	142,990
Accrued interest payable	66,969	42,575
Accrued interest payable - related parties	65,743	48,216

Total current liabilities	1,583,095	233,781

Long-term liabilities:
Notes payable - (net of discount of $0 and $0)	811,500	125,000
Convertible notes payable - related parties (net of discount of $0 and $0)	—	235,025

Total long-term liabilities	811,500	360,025

Total liabilities	2,394,595	593,806

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at August 31, 2013 and August 31, 2012, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 58,564 and 0 shares issued and outstanding at August 31, 2013 and August 31, 2012, respectively	59	—
Common stock, par value $.001 per share; 200,000,000 shares authorized; 74,587,422 and 57,563,258 shares issued and outstanding at August 31, 2013 and August 31, 2012, respectively	74,587	57,563
Additional paid-in capital	58,560,265	57,697,233
Accumulated deficit prior to reentering development stage	(58,992,296)	(58,338,851)
Deficit accumulated during the development stage	—	—
Noncontrolling interest	(3,489)	(3,475)
Common stock subscribed	—	—

Total stockholders' deficit	(360,745)	(587,401)

Total liabilities and stockholders' deficit	$2,033,850	$6,405

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD SEPTEMBER 1, 2012 THROUGH AUGUST 31, 2013

	Series A		Series D				Additional		Non-	Common
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Subscribed	Total

Balance, August 31, 2011	129,062	$129	—	$—	50,998,814	$50,999	$57,358,582	$(58,053,296)	$(3,461)	$—	$(647,047)

Issuance of stock purchased for cash	—	—	—	—	1,875,000	1,875	73,125	—	—	—	75,000
Conversion of notes payable	—	—	—	—	4,689,444	4,689	137,366	—	—	—	142,055
Beneficial conversion feature notes payable	—	—	—	—	—	—	10,000	—	—	—	10,000
Loss on conversion of notes payable -
related parties	—	—	—	—	—	—	92,758	—	—	—	92,758
Induced conversion expense - conversion
notes payable	—	—	—	—	—	—	25,402	—	—	—	25,402
Net loss	—	—	—	—	—	—	—	(285,555)	(14)	—	(285,569)

Balance, August 31, 2012	129,062	$129	—	$—	57,563,258	$57,563	$57,697,233	$(58,338,851)	$(3,475)	$—	$(587,401)

Issuance of stock purchased for cash	—	—	—	—	15,000,000	15,000	91,000	—	—	—	106,000
Issuance of stock for fees	—	—	—	—	1,000,000	1,000	7,000	—	—	—	8,000
Issuance of preferred stock	—	—	58,564	59			585,581	—	—	—	585,640
Conversion of notes payable	—	—	—	—	1,024,164	1,024	9,217	—	—	—	10,241
Issuance of warrants for finance charges	—	—	—	—	—	—	159,992	—	—	—	159,992
Loss on conversion of notes payable -
related parties	—	—	—	—	—	—	10,242	—	—	—	10,242
Net loss	—	—	—	—	—	—	—	(653,445)	(14)	—	(653,459)

Balance, August 31, 2013	129,062	$129	58,564	$59	74,587,422	$74,587	$58,560,265	$(58,992,296)	$(3,489)	$—	$(360,745)

The accompanying notes are an integral part of these consolidated financial statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	August 31,	August 31,
	2013	2012
Operating activities:
Net loss	$(653,459)	$(285,569)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,456	450
Loss on disposal of property and equipment	—	110
Amortization of discount on notes payable and warrants	—	10,000
Loss on conversion of notes payable - related parties	10,241	92,758
Induced conversion expense notes payable	—	25,402
Issuance of stock and warrants for fees	145,406	—
Issuance of note for fees	65,000	—

Changes in operating assets and liabilities:
Accounts receivable	4,031	—
Prepaid expenses and other current assets	9,566	9,025
Inventory	69,610	—
Deposits and other assets	—	—
Accounts payable and other accrued expenses	206,591	3,189
Accrued interest payable - related parties	17,090	15,079
Accrued interest payable	14,651	10,175

Net cash used in operating activities	(105,817)	(119,381)

Investing activities:
Purchase of property and equipment	—	(1,677)
Acquisition of Dotolo subsidiary	1,653	—
Acquisition of Angels subsidiary	(72,879)	—

Net cash used in investing activities	(71,226)	(1,677)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	20,000
Proceeds from issuance of notes payable - related parties	33,361	45,000
Proceeds from issuance of notes payable	120,000	—
Proceeds from the issuance of common stock	106,000	75,000
Repayment of notes payable	(25,917)	(8,078)
Repayment of notes payable - related parties	(18,876)	—
Repayment of convertible notes payable - related parties	—	(20,000)

Net cash provided by financing activities	214,568	111,922

Net increase (decrease) in cash and cash equivalents	37,525	(9,136)

Cash and cash equivalents, beginning of period	1,931	11,067

Cash and cash equivalents, end of period	$39,456	$1,931

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“DRC”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and is a market leader in hardware and disposable products sales, and has an active customer base of over 900+ customers both domestically and internationally.

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

Because the development of the brachytherapy device is years off and it cannot be marketed at this time, the Company’s management and Board of Directors determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. With our acquisition of Dotolo we currently have a viable FDA approved medical device requiring minimal capital investment to bring the Company to cash breakeven. Continued support of Oncologix Corporation would cost the Company millions with no guarantee of FDA approval. Furthermore, as part of the disposal, the Company will be relieved of over $90,000 in debt.

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

During fiscal 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. AOM is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through August 31, 2014. Approximately $350,000 will be required to fund corporate overhead including debt servicing with the balance to invest into DRC for the production of inventory and future product revisions. Approximately $250,000 will allow DRC to get current with its key material vendors and will allow the company to procure raw materials to manufacture its products. With adequate inventory levels, DRC to be able to support existing customer orders that have been placed on hold and then ramp up its hardware and disposable product sales to a monthly sales volume of $110,000 within six (6) months. The remaining $400,000 will be utilized to make improvements to our products, including the disposable speculum products and also increase our sales and marketing of our products. Product improvements involves a modification to our disposable tubing to will allow only the DRC disposable products, and not asy competitors disposable products, to attached to our Toxygen hardware system. These product improvements will allow the Company to remain competitive in a changing environment. Currently AOM is cash flow positive but does not generate enough positive cash flows to fund corporate overhead. This funding will allow us to meet our sales demands, support the expenses of DRC, AOM and Oncologix, while keeping our public filings current.

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

While operations have commenced with Dotolo, the revenues have not been significant since the acquisition. This is primarily due to a lack of monies available to invest into raw material inventory for Dotolo. .

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$1,653
Accounts receivable (net)	769
Inventory	100,881
Prepaid expenses and other current assets	31,750
Property and equipment	22,957
Deposits and other assets	10,050
Purchased goodwill	1,217,704
Patents, registrations	33,172

Total assets acquired	$1,418,936

Accounts payable and other accrued expenses	$507,589
Customer deposits	$78,807
Notes payable	177,763
Notes payable - related parties	58,600
Accrued interest payable	9,743
Accrued interest payable - related parties	794

Total liabilities assumed	$833,296

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

NOTE 6 - LEASES

The Company leases office space in two locations in Louisiana and warehouse/manufacturing space in Arizona. One of the leases in Louisiana and the Arizona lease are on a month to month basis and the remaining Louisiana office location on a 5-year lease which began in October 2013. Rent expense for the years ended August 31, 2013 and 2012 were $15,500 and nil, respectively. Future minimum lease payments are disclosed below:

2014	$30,800
2015	33,600
2016	33,600
2017	33,600
2018	33,600

Totals	$165,200

NOTE 7 - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of August 31, 2013 and August 31, 2012:

	August 31,	August 31,
	2013	2012

8.0% convertible notes due August 31, 2014	$125,000	$125,000

Total unsecured convertible notes payable	125,000	125,000
Less: Current portion	(125,000)	—

Long-term portion	$—	$125,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on convertible notes payable as of August 31, 2013:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2014	$ 125,000

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of future minimum payments on related party convertible notes payable as of August 31, 2013:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 235,025

RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2013	2012
6.0% note due November 2013 (1)	$4,600
6.0% line of credit (2)	51,600
		—

Outstanding unsecured related party notes payable	$56,200	$—

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on related party notes payable as of August 31, 2013:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 56,200

OTHER NOTES PAYABLE:

	August 31,	August 31,
	2013	2012
12% note payable due May 2014	$15,000.00	$-
Note payable	60,600.00
Time payment lease due January 2014	3,311.00
Note payable - fee reimbursement	59,583.00
18% note payable due January 2015	30,000.00
18% note payable due January 2015	20,000.00
18% note payable due January 2015	100,000.00
6% note payable due August 2015	111,500.00
6% note payable due October 2017	550,000.00

Subtotal	949,994

Less: Current portion	(138,494)	-

Long-term portion	$811,500	$-

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

The following is a summary of future minimum payments on r notes payable as of August 31, 2013:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$203,596
2015	344,032
2016	87,623
2017	314,743

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

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2011	—	—	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, August 31, 2012	—	—	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	58,564	58,564,000	—	$80.25
Outstanding, August 31, 2013	58,564	58,564,000	$—	$80.25

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/6/2011	1,778,193	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $71,128 in principal and interest inot 1,778,193 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/6/2011	635,069	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,403 in principal and interest inot 635,069 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/16/2011	625,000	$ 25,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/26/2012	1,000,000	$ 40,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
4/26/2012	250,000	$ 10,000	Accredited Investor	The Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/24/2012	2,276,182	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $45,524 in principal and interest inot 2,276,182 shares of common stock at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act

	20,175,346	$ 181,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2013	2012
Volatility	97.2% - 97.9%	-
Risk free rate	0.38%	0.00%
Expected dividends	None	None
Expected term (in years)	3 to 4 years	-

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

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2011	297,085	$0.12 - $5.16	$1.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	—		—
Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.43
Granted
Exercised	—	—	—
Cancelled	(55,000)	$1.60 - $5.16	2.79
Outstanding, August 31, 2013	242,085	$0.12 - $2.00	$1.12

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

	Options	Options
	Outstanding	Exercisable
Number of options	242,085	242,085
Aggregate intrinsic value of options	$—	$-
Weighted average remaining contractual term (years)	1.29	1.29
Weighted average exercise price	$1.12	$1.12

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

NOTE 12 - INCOME TAXES

As of August 31, 2013, the Company has federal net operating loss carry-forwards totaling approximately $27,800,000 and general business credit carry-forwards of approximately $140,000. As a result of the acquisition of Angels of Mercy, Inc., the general business credit carry-forwards are limited to approximately $9,000 per year due to a Section 383 limitation. Currently there are no state net operating loss carry-forwards. The federal net operating loss carry-forwards expire in various amounts beginning in 2004 and ending in 2033. The Company does not have any current state net operating loss carry-forwards. Certain of the Company's net operating loss carry-forwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carry-forwards and deferred tax assets, net of certain deferred tax liabilities.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

For the Year Ended August 31,
	2013	2012

Balance, beginning of year	$—	$—
Decreases in tax positions for prior years	—	—
Increase in tax positions for prior years	—	—
Increases in tax positions for current year	—	—
Settlements	—	—
Lapse in statute of limitations	—	—

Balance, end of year	$—	$—

The income tax benefit for the years ended August 31, 2013 and 2012 is comprised of the following amounts:

	2012	2011
Current:	$—	$—

Deferred:
Federal	(296,000)	(612,000)
State	—	—
	(296,000)	(612,000)
Valuation Allowance	296,000	612,000
	$—	$—

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

	2013	2012
Statutory tax rate	35.0%	35.0%
State income taxes	—	—
Change in valuation allowance	(35.0)%	(35.0)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets (liabilities) are as follows:

	2013	2012
Deferred tax assets (liabilities):
Property and equipment	$(1,000)	$—
Intangible assets	—	—
General business credits	140,000	—
Net operating loss carryforward	9,730,000	10,165,000
	9,869,000	10,165,000
Valuation allowance	(9,869,000)	(10,165,000)
	$—	$—

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

NOTE 16 – GOODWILL, PATENTS AND OTHER INTANGIBLE ASSETS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, our management including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, we concluded that as of August 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of August 31, 2013. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transaction and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. These material weaknesses were identified by our CEO and CFO in connection with the review of our financial statements as of August 31, 2013.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Implemented or Planned Remediation Initiatives

In response to the material weaknesses discussed above, we have implemented or plan to implement the following measures:

We will increase our accounting personnel resources within the accounting function when funds are available to us. We have begun creating positions to segregate duties consistent with control objectives of having separate individuals to perform: (1) the initiation of transactions; (2) recording of transactions; and (3) the custody of assets. These resources are already in place at the subsidiary level. Secondly, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting is a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one of more directors will remedy the lack of a function audit committee and lack of a majority of outside directors. We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2014. Additionally we intend to test our updated controls and correct our deficiencies by August 31, 2014.

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

Wayne Erwin- 55, is the Chairman/CEO of Oncologix Tech Inc. and its subsidiaries Dotolo Research Corporation and Angels of Mercy, Inc. Mr. Erwin is the sole shareholder of Clearview Medical, LLC, a disregarded entity with limited activity. Since 2010, Wayne Erwin has been the Chief Executive Officer of Deep South Capital, LLC., a company with very limited operations. From 2007 to 2010, Mr. Erwin was the co-founder and Chief Operations Officer of Electronic Health Network, a leader in Healthcare, Medical Information Technology. From 2007 to 2004 he was the Chief Operating Officer and Director of New Business Development at Crossroads Regional Hospital, a 68 bed, acute care, in-patient and outpatient psychiatric and Substance Abuse Facility. From 1995 to 2004, Mr. Erwin was the Regional Director of Sales for Centerpulse Orthopedics, Inc, a Division of Sulzer Corporation, a $ 3.0 billion Swiss conglomerate specializing in orthopedic total joint reconstruction of hip, knees and shoulder products. Prior to 1995, Mr. Erwin was employed by Valley Lab, Inc., Ball Aerospace and Texas Instruments in various senior management capacities. He served in the US Army, with rank of Captain, at the 101st Airborne Division, with overseas assignments in Panama and Honduras and has advanced military training in Air Borne, Air Assault, and Jungle Warfare training. Wayne graduated with a Bachelor of Science from Louisiana College- Pineville, Louisiana.

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

Vickie G. Hart – 59, is the President of Angels of Mercy and brings over 35 years of senior management and healthcare services experience. Since 2011 through 2013, she was the Owner and President of Triple E Healthcare Services, a healthcare services consulting firm located in Alexandria, Louisiana. From 1992 through 2010, Ms. Hart was an Assistant Principal and teacher in Elementary and Secondary education for the Rapides Parish School Systems. Ms. Hart is active in civic and charitable organizations, recently served on the D.A.R.E. Board of Directors, Central Louisiana Lions Club, and the local United Way. Vickie Hart holds a Bachelor of Science Degree from Louisiana State University and a Master Degree in Management from Northwestern State University, Natchitoches, Louisiana.

Barry Griffith – 45, has been a director of the company since December of 2004. Mr. Griffith brings 20 years of early stage and start up medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is founder and principal of The Bench which is and executive search firm within the medical device industry based out of Newport Beach Ca. Prior to that, he was Director of Sales with Cardiovascular Systems, Inc., Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray.

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

SUMMARY COMPENSATION TABLE
							Non-qualified
Name and						Nonequity	deferred
Principal			Bonus	Stock	Option	incentive plan	compensation	All Other	All Other
Position	Year	Salary	($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Roy Wayne Erwin	2013	$ 58,750	$ -	$ -	$ -	$ -	$ -	$ -	$ 58,750
Chief Executive Officer (1)	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Michael A. Kramarz	2013	$ 80,066	$ -	$ -	$ -	$ -	$ -	$ -	$ 80,066
Chief Financial Officer (2)	2012	$ 72,870	$ -	$ -	$ -	$ -	$ -	$ -	$ 72,870

(1)	On March 22, 2013, Wayne Erwin, was elected the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, $58,750 was accrued as salary under this agreement.

(2)	Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. From January 1, 2008 to March 31, 2013, Mr. Kramarz has been serving as Chief Financial Officer and was being compensated on a consulting basis. On April 1, 2013, Mr. Kramarz signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500.

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

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. As of August 31, 2013, $ 32,416 was accrued as salary under this agreement.

x

	Option awards					Stock awards
			Equity incentive						Equity incentive
			plan awards:					Equity incentive	plan awards:
	Number of	Number of	number of			Number of	Market value	plan awards:	market or payout
	securities	securities	securities			shares or	of shares	number of	value of
Name	underlying	underlying	underlying			units of	or units	unearned shares,	unearned shares,
and	unexercised	unexercised	unexercised	Option	Option	stock that	of stock	units or other	units or other
Principal	options	options (#)	unearned	exercise	expiration	have not	that have	rights that have	rights that have
Position	(#) Exercisable	Unexercisable	options (#)	price($)	date	vested (#)	not vested ($)	not vested (#)	not vested ($)

Michael A. Kramarz	12,750	-	-	$ 0.12	01/07/18	-	$ -	-	$ -
Chief Financial Officer

Options Grants

No options were granted to any members of our Board of Directors during fiscal 2013 or fiscal 2012.

Option Exercise

There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2013 or 2012.

DIRECTOR COMPENSATION

	Fees				Non-qualified
	earned			Nonequity	deferred
Name and Principal	or paid in	Stock	Option	incentive plan	compensation	All Other	All Other
Position	cash ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Roy Wayne Erwin	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Barry Griffith	$ -	$ -	$ -	$ -	$ -	$ -	$ -

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

	August 31, 2013	August 31, 2012

(i) Audit Fees	$ 14,046	$ 13,046
(ii) Audit Related Fees	$ --	$ --
(iii) Tax Fees	$ --	$ --
(iv) All Other Fees	$ --	$ --

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2) Exhibits

Number	Description of Filing	Method
2.1	Agreement of Merger and Plan of Reorganization between BestNet Communications Corp, Oncologix Corporation and JDA Medical Technologies, Inc.	(9)
3.1	Articles of Incorporation, as originally filed with the Nevada Secretary of State on February 19, 1998, and as amended to date	(1)
3.3	Certificate of Amendment to Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(6)
3.4	Amended Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.5	Amended Certificate of Designations, Rights, Preferences and Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.6	Amended Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.7	Amended and Restated Bylaws of BestNet Communications Corp.	(8)
3.8	Certificate of Amendment of Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(11)
3.9	Certificate of Designations, Rights, Preferences and Limitations of Series D Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on April 22, 2013	*
4	2000 Incentive Stock Plan	(2)
4.1	Form of Unit Purchase Agreement	(7)
10.1	Securities Purchase Agreement between Wavetech and the investor and the Placement Agent	(3)
10.2	Registration Rights Agreement between Wavetech, the Investor and the Placement Agent	(3)
10.3	Registration Right Agreement	(3)
10.4	Securities Purchase Agreement	(3)
10.5	Product Customization Agreement	(4)
10.6	Purchase Agreement by and among Softalk, Inc., Interpretel (Canada) Inc. and Wavetech International, Inc. dated October 25, 1999	(5)
10.7	Amendment No. 1 to Amended and Restated License Agreement	(5)
10.8	Amended and Restated License Agreement	(5)
10.9	Share Exchange Agreement by and among Wavetech International, Inc., Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999	(5)
10.10	Minutes of Settlement between BestNet Communications Corp. and Softalk, Inc.	(8)
10.11	Lease Agreement Dated November 1, 2005, by and between Noto’s Properties LLC. and BestNet	(10)
10.12	Lease Agreement Dated July 25, 2006, by and between R & J Ventures LLC. and Oncologix Corporation	(10)
10.13	Lease Agreement Dated July 12, 2006, by and between Office Suites Plus and Oncologix Corporation	(10)
10.14	Form of Note and Warrant Purchase Agreement between BestNet and Mountainview Opportunistic Growth Fund LP	(10)
10.15	Form of Note Purchase Agreement Issued July 7, 2006	(10)
10.16	Franco Consulting Agreement	(9)
10.17	Kennedy Employment Agreement	(9)
10.18	Green Employment Agreement	(9)
10.19	Lowe Employment Agreement	(9)
10.20	License to Fountain Pharmaceuticals, Inc.	(11)
10.21	Erwin Employment Agreement	(12)
10.22	Kramarz Employment Agreement	*
10.23	Hart Employment Agreement	*
14.1	Oncologix Tech, Inc. Code of Ethics	(6)
21	Subsidiaries of the Registrant	*
32.1	Section 906 Certification of Roy Wayne Erwin	*
32.2	Section 906 Certification of Michael A. Kramarz	*
31.1	Certification of Chief Executive Officer	*
31.2	Certification of Chief Financial Officer	*
99	Consent of Seale and Beers, CPAs	*

*	Filed herewith
(1)	Incorporated by reference to the like numbered exhibit to Form 10-QSB for the quarter ended February 28, 1998.
(2)	Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)	Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4)	Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-KSB for the year ended August 31, 1999.
(6)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2003.
(7)	Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended May 31, 2003.
(8)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K, dated July 26, 2006.
(10)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2006.
(11)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2007
(12)	Incorporated by reference to the Form 8-K filed on March 27, 2013

(b)	Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

Form 8-K filed August 7, 2013 – Acquisition of Angels of Mercy, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOLOGIX TECH, INC.

Date: March 31, 2014	By: /s/ Roy Wayne Erwin
Name: Roy Wayne Erwin
Title: Chief Executive Officer and President
Date: March 31, 2014	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy Wayne Erwin	Date: March 31, 2014
Roy Wayne Erwin, Principal Executive Officer

By: /s/ Michael A. Kramarz	Date: March 31, 2014
Michael A. Kramarz, Principal Financial Officer

By: /s/ Michael A. Kramarz	Date: March 31, 2014
Michael A. Kramarz, Principal Accounting Officer

By: /s/ Barry Griffith	Date: March 31, 2014
Barry Griffith, Director