Form 10-Q/A
period 2013-11-30
Oncologix Tech Inc.
filed 2014-04-01
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 30, 2013.
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

Registrant’s Telephone Number, Including Area Code: (616) 977-9933

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on January 16, 2014 is filed solely to correct the following errors: 1) The Company clarified several descriptive sections regarding our acquisitions of Dotolo Research and Angels of Mercy; 2) The company updated its risk factors to include additional risk factors related to our Series D Preferred Stock and ineffective controls over financial reporting; 3) The Company expanded its section on Unregistered Sales of Equity Securities required by Items (b) and (d) of Regulation S-K.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

	For the Three Months Ended
	November 30,	November 30,
	2013	2012

Revenues	$724,632	$—

Cost of revenues	494,555	—

Gross profit	230,077	—

Operating expenses:
General and administrative	277,360	43,714
Depreciation and amortization	5,452	90

Total operating expenses	282,812	43,804

Loss from operations	(52,735)	(43,804)

Other income (expense):
Interest and finance charges	(151,003)	(2,851)
Interest and finance charges - related parties	(16,491)	(3,653)
Loss on conversion of notes payable - related parties	(36,380)	—
Loss on disposal of assets	(28,748)	—
Other income (expenses)	—	3,400

Total other income (expense)	(232,622)	(3,104)

Loss from continuing operations	(285,357)	(46,908)

Discontinued operations
Operating loss from discontinued operations	(36)	(36)
Gain on disposal of discontinued operations	95,564	—

Gain from discontinued operations	95,528	(36)

Less loss attributable to noncontrolling interest	—	(4)

Net gain from discontinued operations	95,528	(32)

Net loss before income taxes	(189,829)	(46,940)

Income taxes	—	—

Net loss attributable to common shareholders	$(189,829)	$(46,940)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)

	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	79,307,202	58,057,763

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

	November 30,	November 30,
	2013	2012
Operating activities:
Net loss	$(189,829)	$(46,944)

Net gain from discontinued operations	(95,528)	—

Net loss from continuing operations	(285,357)	(46,944)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,452	90
Loss on disposal of property and equipment	28,748	—
Amortization of discount on notes payable and warrants	4,041	—
Loss on conversion of notes payable - related parties	36,380	—
Issuance of stock and warrants for fees	84,859	—

Changes in operating assets and liabilities:
Accounts receivable	(19,463)	—
Prepaid expenses and other current assets	7,808	1,067
Accounts payable and other accrued expenses	(58,994)	9,980
Accrued interest payable - related parties	(61,757)	3,652
Accrued interest payable	131,272	2,494

Net operating cash flows - continuing operations	(127,011)	(29,661)

Net operating cash flows - discontinued operations	95,528	—

Net cash used in operating activities	(31,483)	(29,661)

Investing activities:
Purchase of property and equipment	(416)	—

Net cash used in investing activities	(416)	—

Financing activities:
Proceeds from issuance of convertible notes	25,000	—
Proceeds from issuance of notes payable - related parties	—	20,000
Proceeds from issuance of notes payable	140,327	—
Proceeds from the issuance of common stock	10,000	20,000
Repayment of notes payable	(84,141)	(1,005)
Repayment of notes payable - related parties	(4,600)	(5,005)
Net cash provided by financing activities	86,586	33,990

Net increase (decrease) in cash and cash equivalents	54,687	4,329

Cash and cash equivalents, beginning of period	39,456	1,931

Cash and cash equivalents, end of period	$94,143	$6,260

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

	For the three months ended
	November 30,	November 30,
	2013	2012

Net gain (loss) attributable to common shareholders
Continuing operations	$(285,357)	$(46,908)
Discontinued operations	95,528	(32)

	$(189,829)	$(46,940)

Weighted average shares outstanding	79,307,202	58,057,763

Loss per common shares, basis and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	(0.00)

	$(0.00)	$(0.00)

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

	As of
	November 30,	November 30,
	2013	2012
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	58,628,531	64,531
Convertible notes payable	6,728,418	1,383,459
Options	147,500	282,085
Warrants	11,500,000	—

Total potentially dilutive securities	77,004,449	1,730,075

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

During the year ended August 31, 2013 (‘, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. AOM is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through August 31, 2014. Approximately $350,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory and product revisions at DRC. Currently AOM is cash flow positive but does not generate enough positive cash flows to fund corporate overhead. This funding will allow us to meet our current sales demands and expenses of DRC, AOM and Oncologix, while keeping our public filings current.

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

	For the Three Months Ended
	November 30,	November 30,
	2013	2012
Operating expenses:
General and administrative	$36	$36
Depreciation and amortization	—	—

Total operating expenses	36	36

Loss from operations	(36)	(36)

Other income (expense):

Total other income (expense)	—	—

Loss from discontinued operations	(36)	(36)
Gain on disposal of discontinued operations	95,564	—

Loss from discontinued operations	95,528	(36)

Less loss attributable to noncontrolling interest	—	(4)

Net loss from discontinued operations	$95,528	$(32)

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $31,271 and nil as of November 30, 2013 and 2012, respectively, as it relates to our medical device manufacturing segment. We do not maintain any inventory for our personal service care segment. Due to a lack of operating capital for procurement of raw material inventory, we have currently suspended manufacturing of our Toxygen product. Currently, inventory is made up of miscellaneous hardware parts.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of November 30, 2013 and 2012:

`	November 30,	November 30,
	2013	2012

8.0% convertible note due August 31, 2014	$100,000	$125,000
6.0% convertible note due September 2013 (1)	235,025	235,025
8.0% convertible note due Decmeber 31, 2013	9,380
8.0% convertible note due October 2, 2014 (net of discount)	4,041	—

Total unsecured convertible notes payable	348,446	360,025
Less: Current portion	(348,446)	(360,025)

Long-term portion	$—	$—

The following is a summary of future minimum payments on convertible notes payable as of November 30, 2013:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2014	$ 348,446

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2013, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 45% discount into shares of the Company’s common stock using a three-day average of the lowest closing bid prices for the twenty trading days immediately preceding the conversion date. On October 3, 2013, the investor converted $15,620 into 4,000,000 shares of the Company’s common stock at a rate of $.003905 per share. As of November 30, 2013, the outstanding principal balance was $9,380. We recorded a $15,620 loss on the conversion. As of November 30, 2013, the Company has accrued interest in the amount of $121.

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

The following is a summary of future minimum payments on related party notes payable as of November 30, 2013:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 51,600

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	November 30,	November 30,
	2013	2012
12% note payable due May 2014	$10,000.00	$-
Note payable	60,600.00
Time payment lease due January 2014	958.00
Note payable - fee reimbursement	43,333.00
18% note payable due January 2015	30,000.00
18% note payable due January 2015	20,000.00
18% note payable due January 2015	100,000.00
6% note payable due August 2015	111,500.00
6% note payable due October 2017	537,238.00
Bank line of credit loan	4,976.00
Merchant Loan due March 2014	68,950.00
Merchant Loan due May 2014	50,389.00
22% note payable due January 2014	10,000.00
18% note payable due November 2014	10,000.00
18% note payable due November 2014	10,000.00
4% note payable due November 2014	45,909.00

Subtotal	1,113,853

Less: Current portion	(315,115)	-

Long-term portion	$798,738	$-

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

The following is a summary of future minimum payments on r notes payable as of November 30, 2013:

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

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	-	-	$-	$-

Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	58,564	58,564,000	—	$80.25
Outstanding, August 31, 2013	58,564	58,564,000	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, November 30, 2013	58,564	58,564,000	$—	$80.25

SUBSCRIBED COMMON STOCK:

As of November 30, 2013 and August 31, 2013, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$ -	Accredited Investor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	22,524,164	$ 116,000

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

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended November 30,
	2013	2012
Volatility……………………………………………………………………….	329% - 380%	-
Risk free rate……………………………………………………………….	0.25%	0.00%
Expected dividends……………………………………………………………	None	None
Expected term (in years)…………………………………………………..	3 years	-

Details relative to the 11,500,000 immediately exercisable outstanding warrants at November 30, 2013 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Fourth quarter of fiscal 2013	7,000,000	$0.012	3 to 4 years	July-17

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$0.012	3 years	November-17

Outstanding, November 30, 2013	11,500,000

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

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	(80,000)	$1.60 - $5.16	2.42
Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$1.12
Granted
Exercised	—	—	—
Cancelled	(69,585)	$1.36 - $1.60	1.47
Outstanding, November 30, 2013	147,500	$0.12 - $2.00	$0.98

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

	Options	Options
	Outstanding	Exercisable
Number of options	147,500	147,500
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	1.57	1.57
Weighted average exercise price	$0.98	$0.98

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

NOTE 15 – STATEMENT OF CASH FLOWS

For the three months ended November 30, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On September 11, 2013, the Company issued 1,500,000 warrants to an affiliated party for additional compensation related to an operating capital investment. The value of these warrants was expensed as interest and finance charges.	$15,656

On September 11, 2013, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	11,500

On October 2, 2013, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,000 related to that transaction.	25,000

On October 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $15,620.	15,620

On November 5, 2013 and November 8, 2013, the Company issued a total of 3,000,000 warrants to a non-related party as additional compensation for an operating capital investment.	57,703

Total non-cash transactions from investing and financing activities.	$125,479

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the year ended November 30, 2012, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$10,404

Total non-cash transactions from investing and financing activities.	$10,404

NOTE 16 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On December 3, 2013, The Company entered into a eighteen month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $4,785.44 beginning on March 26, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025.

On December 10, 2013, the Company acquired the assets of Amian Health Services., in the Personal Care Attendant (PCA) healthcare services industry for Veterans and Private Pay clients located in Louisiana. Operating in the same regions as AOM, we plan on merging these activities with AOM thereby gaining synchronicities. We paid $75,000 down and issued a note for $25,000 to be paid over one year. Please see our Current Report on Form 8-K filed on December 17, 2013 with the Securities Exchange Commission.

On December 13, 2013, the Company’s Board of Directors approved the following stock option grants from its 2000 Stock Incentive Plan: Wayne Erwin, 2,400,000 options; Michael Kramarz, 2,100,000 options, Vickie Hart, 1,600,000 options. These option agreements are expected to be issued by December 31, 2013. The exercise price of the options was $0.015, the closing stock price of the Company’s common stock on December 13, 2013.

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

On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 10% per annum and calls for monthly interest payments of $100 beginning in January 2014. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02.

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

Commitment Fee	$20,000
Due Diligence Fees	6,500
Document and Legal Fees	12,500
Finders' Fee	20,000
Stamp Tax	1,750
Asset Monitoring Fee	1,500
Filing Fees and Disbursements	11,498
Payoff Yellowstone Capital (Dotolo Debt) (1)	45,000

Total fees and closing costs.	$118,748

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

Cost of Revenues

Cost of revenues were $482,388 for the three months ended November 20, 2013 as a result of our acquisitions of DRC and AOM. There were no cost of revenues reflected in the comparable period of fiscal 2013. Cost of revenues for DRC were $12,167 for fiscal 2014, and consist primarily of direct labor and minor purchases of materials for our products. Cost of revenues for AOM were $482,388 for fiscal 2014, and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

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

A summary of interest and finance charges is as follows:

	November 30,	November 30,
	2013	2012
Interest expense on non-convertible notes	$46,849	$—
Interest expense on non-convertible notes - related parties	835	137
Interest expense on convertible notes payable	6,103	2,493
Interest expense on convertible notes payable - related parties	—	3,516
Amortization of note payable discounts	78,693	—
Amortization of note payable discounts - related parties	4,041	—
Other interest and finance charges	30,973	358

Total interest and finance charges	$167,494	$6,504

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $15,620 during the three months ended November 30 2013, from $0, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversion of a non-related party convertible promissory note during the first quarter of fiscal 2014at below market value.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. Angels is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. In addition, we will need additional funds for raw material inventory and further development and improvement of our medical device products. We also decided to dispose of Oncologix Corporation and cease our relationship with IUTM. We anticipated that the cost of taking the Oncosphere project would take years and would cost the company millions of dollars without any guarantee of FDA approval. We anticipate that we will require $1,000,000 for operations and debt reductions during the next fiscal year. These funds will allow us to make improvements to our medical device products, procure raw materials for manufacturing, and establish additional sales channels thereby moving the company to cash-flow breakeven, cover corporate overhead and service our debt.

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

Need for Additional Capital

We will need substantial funds for raw material inventory, complete the development of new product introductions, manufacturing, and marketing of our products at DRC. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings from other sources. AOM operates with positive cash flow sufficient to service the business operations and debt payment requirements of the acquisition but will need additional funds to complete the audit of Angels as well as costs for other required SEC and other regulatory filings. We now estimate the need to raise at least $750,000 of additional funding for working capital and development for DRC. Additionally, we estimate the need to raise at least $750,000 for overhead of Oncologix Tech, Inc and debt servicing. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

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

Industry Intensely Competitive.

The medical device and health services industry is intensely competitive. While wee maintain a market share in hardware and disposable products sales , there is no guarantee we can maintain that market share. We will compete with both public and private medical device and pharmaceutical companies that have a greater number of products on the market, have greater financial resources and have other competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

Healthcare Service Industry Intensely Competitive.

The healthcare service industry is very competitive. . We will compete with both public and private healthcare service companies that hold licenses within the State of Louisiana and directly compete with companies that may have greater financial resources and have other competitive advantages.

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

Healthcare Service Industry Intensely Competitive.

The healthcare service industry is very competitive. . We compete with both public and private healthcare service companies that hold licenses within the State of Louisiana and directly compete with companies that may have greater financial resources and have other competitive advantages.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$ -	Accredited Investor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	3,500,000	$ -	Accredited Investor	On December 3, 2013, the Company issued 3,500,000 shares of common stock to an accredited investor as additional consideration for services provided. The Company recorded an expense of $45,500 upon the issuance of these shares.
12/10/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 4,000,000 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	27,915,287	$ 116,000

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

Dated: March 31, 2014	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer