Form 10-Q
period 2014-02-28
Oncologix Tech Inc.
filed 2014-04-21
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended February 28, 2014

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the transition period from ____________________ to ___________________.

Commission File Number 0-15482

ONCOLOGIX TECH, INC.

(Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-1006416
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1604 W. Pinhook Drive #200, Lafayette, LA	70508
(Address of principal executive offices)	Zip Code

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

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2014
Common Stock, $0.001 par value	116,195,217

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

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,250	$39,456
Accounts receivable (net of allowance of $6,000)	252,548	$108,319
Inventory	31,271	$31,271
Prepaid expenses and other current assets	36,890	39,176

Total current assets	405,959	218,222

Property and equipment (net of accumulated depreciation
of $19,999 and $11,820)	48,232	78,533
Deposits and other assets	55,050	10,050
Goodwill	1,781,779	1,696,425
Patents, registrations (net of amortization of $94,921 and $91,859)	27,558	30,620

Total assets	$2,318,578	$2,033,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $14,794 and $0)	$736,025	$360,025
Notes payable (net of discount of $25,878)	486,022	138,494
Notes payable - related parties	51,600	56,200
Accounts payable and other accrued expenses	863,070	895,664
Accrued interest payable	145,357	66,969
Accrued interest payable - related parties	4,760	65,743

Total current liabilities	2,286,834	1,583,095

Long-term liabilities:
Notes payable	554,355	811,500
Convertible notes payable - related parties	—	—

Total long-term liabilities	554,355	811,500

Total liabilities	2,841,189	2,394,595

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 58,564 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	79	59
Common stock, par value $.001 per share; 200,000,000 shares authorized; 103,260,511 and 74,587,422 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	103,261	74,587
Additional paid-in capital	47,250,186	58,560,265
Accumulated deficit prior to reentering development stage	(47,876,266)	(58,992,296)
Noncontrolling interest	—	(3,489)

Total stockholders' deficit	(522,611)	(360,745)

Total liabilities and stockholders' deficit	$2,318,578	$2,033,850

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Revenues	$983,758	$—	$1,708,391	$—

Cost of revenues	748,596	—	1,243,152	—

Gross profit	235,162	—	465,239	—

Operating expenses:
General and administrative	482,383	36,681	759,744	80,395
Depreciation and amortization	6,040	90	11,493	180

Total operating expenses	488,423	36,771	771,237	80,575

Loss from operations	(253,261)	(36,771)	(305,998)	(80,575)

Other income (expense):
Interest and finance charges	(373,103)	(3,055)	(467,359)	(5,906)
Interest and finance charges - related parties	(774)	(3,625)	(17,264)	(7,278)
Loss on conversion of notes payable - related parties	(57,197)	(10,242)	(93,577)	(10,242)
Loss on disposal of assets	—	—	(28,748)	—
Other income (expenses)	(497)	—	(497)	3,400

Total other income (expense)	(431,571)	(16,922)	(607,445)	(20,026)

Loss from continuing operations	(684,832)	(53,693)	(913,443)	(100,601)

Discontinued operations
Operating loss from discontinued operations	—	(36)	(36)	(72)
Gain on disposal of discontinued operations	—	—	95,564	—

Gain from discontinued operations	—	(36)	95,528	(72)

Less loss attributable to noncontrolling interest	—	(4)	—	(7)

Net gain from discontinued operations	—	(32)	95,528	(65)

Net loss before income taxes	(684,832)	(53,725)	(817,915)	(100,666)

Income taxes	—	—	—	—

Net loss attributable to common shareholders	$(684,832)	$(53,725)	$(817,915)	$(100,666)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	—	(0.00)	0.00	(0.00)

	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	89,975,943	58,057,763	84,612,101	58,057,763

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

	February 28,	February 28,
	2014	2013
Operating activities:
Net loss	$(817,915)	$(100,673)

Net gain from discontinued operations	(95,528)	—

Net loss from continuing operations	(913,443)	(100,673)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	11,493	180
Loss on disposal of property and equipment	28,748	—
Stock based compensation	91,163	—
Amortization of discount on notes payable and warrants	18,021	—
Loss on conversion of notes payable - related parties	93,578	10,241
Issuance of stock and warrants for fees	302,659	—

Changes in operating assets and liabilities:
Accounts receivable	(144,229)	—
Prepaid expenses and other current assets	2,286	4,058
Accounts payable and other accrued expenses	17,365	26,209
Accrued interest payable - related parties	(60,983)	7,278
Accrued interest payable	136,061	4,959

Net operating cash flows - continuing operations	(462,281)	(47,748)

Net operating cash flows - discontinued operations	95,528	—

Net cash used in operating activities	(366,753)	(47,748)

Investing activities:
Purchase of property and equipment	(878)	—
Cash acquired with Amian Health Services assets	8,646	—
Acquisition of Amian Health Services assets	(75,000)	—
Acquisition of Angels subsidiary	—	—

Net cash used in investing activities	(67,232)	—

Financing activities:
Proceeds from issuance of convertible notes	525,000	—
Proceeds from issuance of notes payable - related parties	—	20,000
Proceeds from issuance of notes payable	358,848	—
Proceeds from the issuance of common stock	10,000	40,000
Repayment of notes payable	(300,263)	(4,067)
Repayment of notes payable - related parties	(4,600)	(10,044)
Repayment of convertible notes payable	(109,206)	—

Net cash provided by financing activities	479,779	45,889

Net increase (decrease) in cash and cash equivalents	45,794	(1,859)

Cash and cash equivalents, beginning of period	39,456	1,931

Cash and cash equivalents, end of period	$85,250	$72

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and sells hardware and disposable products to a customer base of over 900+ customers both domestically and internationally. The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colon-hydro therapy. Since the acquisition, we have not had significant revenues from sales of our products, including sales to medical facilities, due to a lack of operating capital needed to procure raw material inventory to fill customers’ orders.

On August 1, 2013, we acquired the outstanding stock of Angels of Mercy, Inc. (“AOM”). Angels provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved health service programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC and Amian Health Services of Alex LLC, herein after referred to as “Amian”. Amian delivers health care care serives who provide routine health and personal care support with Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals. The administrative personnel of Amian have been merged into AOM to gain operating synergies.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three and six months ended February 28, 2014 and 2013 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation (“DRC”), Angels of Mercy, Inc. (“AOM”), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Dotolo Research Corporation is a Louisiana Corporation. Angels of Mercy, Inc. is a Louisiana Corporation. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. The disposition of Oncologix Corporation is shown as discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AOM is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Health & Hospitals and the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for AOM to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our payor sourcer is the State of Louisiana, the Department of Veterans Administration and Private Pay individuals who reimburse us for the services we provide. We currently experience a two percent claims rejection rate. With the acquisition of Amian, AOM now has private pay clients as well as Veterans Administration Social Services clients.

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

The lead time for account receivables in our Personal Care service divisions ranges from 14 to 90 days. The majority of the Company’s receivables are collected within 14 days. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to Molina Healthcare, the EDI payment provider for payments within the next twelve months. Currently we maintain an allowance for uncollectible receivables at a rejection rate of 2% of outstanding receivables. We analyze our claim rejection rate on a quarterly basis and make quality improvements to reduce the number of rejected claims. Private pay customers are billed semi-monthly. Generally collections occur within 30 days. Veterans Administration (VA) customers are billed monthly. Generally collections occur within 45 to 60 days. Due to the recent governmental shutdown, the current lead time for payments is approximately 90 days. Upon final rejection of any resubmitted claims, the claims are resubmitted and after twelve months the receivables are written off to bad debt expense.

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

STOCK INCENTIVE PLANS

Share based payment compensation costs for equity-based awards are measured on the grant date based on the fair value of the award on that date and is recognized over the required service period. The fair value of stock option awards are estimated using the Black-Scholes model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and six months ended February 28, 2014 and 2013 are as follows:

	For the Three Months Ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013

Net gain (loss) attributable to common shareholders
Continuing operations	$(684,832)	$(53,693)	$(913,443)	$(100,601)
Discontinued operations	—	(32)	95,528	(65)

	$(684,832)	$(53,725)	$(817,915)	$(100,666)

Weighted average shares outstanding	89,975,943	58,057,763	84,612,101	58,057,763

Loss per common shares, basis and diluted
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	—	(0.00)	0.00	(0.00)

	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Due to the net losses during the three and six months ended February 28, 2014 and 2013, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of February 28, 2014 and 2013:

	As of
	February 28,	February 28,
	2014	2013
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	22,500,000	64,531
Convertible notes payable	6,433,965	1,383,459
Options	6,186,250	267,085
Warrants	17,000,000	—

Total potentially dilutive securities	52,120,215	1,715,075

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and in assessing performance. The Company currently has two business segments; medical device manufacturing and personal care services.

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

During the year ended August 31, 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. In December 2013, through AOM, we also acquired the assets of Amian Health Services. While these acquisitions greatly increase the value of our Company, the combined operations of OCLG is not fully cash flow positive. AOM, as a stand-alone business unit, is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through August 31, 2014. Approximately $350,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at DRC. -. Additional funding will allow us to meet our current sales demands and expenses of DRC, AOM and Oncologix, while keeping our public filings current.

Our Company is not profitable and we have to rely on debt and equity financings to fund operations. There is no assurance that the business activities of DRC will achieve breakeven status by the end of 2014. Significant delays in achieving breakeven status could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

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

While operations have commenced with Dotolo, the revenues have not been significant since the acquisition. This is primarily due to a lack of operating capital available to procure into raw material inventory for Dotolo. .

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

Amian Health Services

On December 10, 2013, our subsidiary Angels of Mercy acquired the assets of Amian Health Services. Pursuant to the Agreement, the Owners sold all the assets for $100,000 represented by a down payment of $75,000 at closing and a one year Secured Promissory Note for $25,000.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents and purchased goodwill.

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$8,646
Property and equipment	6,000
Purchased goodwill	85,354

Total assets acquired	$100,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DISCONTINUED OPERATIONS

During October 2013 the Company’s management and Board of Directors determined to dispose of Oncologix Corporation its Brachytherapy medical device subsidiary. On November 1, 2013, the company entered into a settlement agreement with Firetag, Stoss & Dowdell, PC. our former attorneys. Per the terms of the settlement agreement, we exchanged our 90% ownership and executed a $50,000 promissory note payable to Firetag in exchange for the forgiveness by Firetag of $145,522 in prior legal billings. The promissory note bears interest at 4% and requires 12 monthly payments of $4,257.49 beginning on December 1, 2013. Detailed below are the income and expenses related to these discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Operating expenses:
General and administrative	$—	$36	$36	$72
Depreciation and amortization	—	—	—	—

Total operating expenses	—	36	36	72

Loss from operations	—	(36)	(36)	(72)

Other income (expense):

Total other income (expense)	—	—	—	—

Loss from discontinued operations	—	(36)	(36)	(72)
Gain on disposal of discontinued operations	—	—	95,564	—

Loss from discontinued operations	—	(36)	95,528	(72)

Less loss attributable to noncontrolling interest	—	(4)	—	(7)

Net loss from discontinued operations	$—	$(32)	$95,528	$(65)

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $31,271 and nil as of February 28, 2014 and 2013, respectively, as it relates to our medical device manufacturing segment. We do not maintain any inventory for our personal service care segment. Due to a lack of operating capital for procurement of raw material inventory, we have currently suspended manufacturing of our Toxygen hardware system and disposable products. Currently, inventory on hand is made up of miscellaneous Toxygen hardware parts.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company leases office space in Alexandria and Lafayette Louisiana and in Phoenix, Az. and the Alexandria office lease is on a month to month basis and the Lafayette office location is on a 5-year lease. On March 28, 2014, Dotolo Research moved from its current manufacturing location in Phoenix AZ into E&R Engineer manufacturing facilities located in Tempe, Az. The rent is at no charge for a period of four months and future rent payments to E&R engineering will be at $1,800 p/month. Rent expense for the six months ended February 28, 2014 and 2013 were $45,502 and nil, respectively. Following are the minimum lease payments:

2014	$19,600
2015	33,600
2016	33,600
2017	33,600
2018	33,600

Totals	$154,000

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of February 28, 2014 and 2013:

	February 28,	February 28,
	2014	2013

8.0% convertible note due August 31, 2014	$100,000	$125,000
6.0% convertible note due September 2013 (1)	235,025	235,025
8.0% convertible note due October 2, 2014 (net of discount)	10,206	—
14.5% convertible note due July 3, 2014	390,794	—

Total unsecured convertible notes payable	736,025	360,025
Less: Current portion	(736,025)	(360,025)

Long-term portion	$—	$—

The following is a summary of future minimum payments on convertible notes payable as of February 28, 2014:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2014	$ 736,025

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013, the investor sold $25,000 of principal in the note to another accredited investor and currently holds a note representing the remaining $100,000 in principal. At that time, the note was extended to August 31, 2015. As of February 28, 2014, the Company has accrued interest in the amount of $56,691.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. This note is currently past due. As of February 28, 2014, the Company has accrued interest in the amount of $69,310. We are currently in negotiations with the note holder to settle the note.

On October 2, 2013 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 45% discount of the average of the three lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. As of February 28, 2014, the Company has accrued interest in the amount of $816.

On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible ONLY upon default by the Company. This note is due in six months with an automatic option to renew after six months. As of February 28, 2014, the company has repaid $109,206 in principal.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2013, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 45% discount into shares of the Company’s common stock using a three-day average of the lowest closing bid prices for the twenty trading days immediately preceding the conversion date. On October 3, 2013, the investor converted $15,620 into 4,000,000 shares of the Company’s common stock at a rate of $.003905 per share. On December 3, 2013, the investor converted the remaining principal of $9,380 into 2,008,559 shares of the Company’s common stock at a rate of $0.00467 per share. As of February 28, 2014, the Company has accrued interest in the amount of $134.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of February 28, 2014 and 2013, there are no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	February 28,	February 28,
	2014	2013
6.0% line of credit (2)	$51,600	$51,600
		—

Outstanding unsecured related party notes payable	$51,600	$51,600

(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of February 28, 2014 we have accrued interest in the amount of $4,760. There is no specific due date on this note.

During April 2013, Wayne Erwin, our President and CEO, had advanced a total of $10,675 to Oncologix Tech, Inc. This note bore interest at 6%. This note was paid in full in September 2013 together with accrued interest of $223.

The following is a summary of future minimum payments on related party notes payable as of February 28, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 51,600

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	February 28,	February 28,
	2014	2013
9.27% note payable due August 31, 2013	$—	$6,337
12% note payable due May 2014	5,000
Note payable	60,600
Time payment lease due January 2014	(217)
Note payable - fee reimbursement	27,083
18% note payable due January 2015	30,000
18% note payable due January 2015	20,000
18% note payable due January 2015	93,524
6% note payable due August 2015	36,500
6% note payable due October 2017	517,855
Bank line of credit loan	44,900
Merchant Loan due May 2014	29,876
Merchant Loan due May 2014	27,204
18% note payable due November 2014 (net of discount)	4,759
18% note payable due November 2014 (net of discount)	5,041
4% note payable due November 2014	33,555
6% note payable due December 2014	18,878
18% note payable due December 2014 (net of discount)	69,932
10% note payable due December 2014 (net of discount)	5,740
6% note payable due February 2015 (net of discount)	10,146

	Subtotal	1,040,376

Less: Long-term portion	(554,354)	-

Current portion	$486,022	$-

On May 23, 2013, the Company issued a one year note in the amount of $20,000. The note bears and interest rate of 12% per annum. The Company is required to repay the note at a rate of $1,867 per month, which includes interest, on the 15th day of each month. The note is secured by certain collateral of our CEO.

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. After repayments, we currently owe $60,600 which we are currently in final negotiations with the lender on repayment.

Our subsidiary has a time lease payment which is due to be paid off in January 2014. We are in the process of cancelling the lease and returning the equipment.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $65,000 of broker’s fees incurred in the acquisition. Monthly payments of $5,417 are due and payable beginning on August 15, 2013. This note bears no interest. As of February 28, 2014, the outstanding balance was $27,083.

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the six months ended February 28, 2014, we made interest payments in the amount of $2,700. As of February 28, 2014, we have accrued interest of $1,365.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the three months ended February 28, 2014, we made interest payments in the amount of $1,800. As of February 28, 2014, we have accrued interest of $990.

On July 26, 2013 the Company issued an 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. In December 2013, we modified the loan agreement to make monthly payments of $6,200. As of February 28, 2014 the outstanding balance was $93,524.

On August 1, 2011 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $111,500. In December 2013, this note was assumed by Oncologix Tech, Inc. The note bears interest at 6% and matures on August 31, 2015. During January and February 2014, the Board of Directors authorized the conversions of $20,000, $25,000 and $30,000 of principal. During that time frame, the $75,000 in principal was converted into 11,164,530 shares of the Company’s common stock. As of February 28, 2014 the Company has accrued interest of $15,464.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of February 28, 2014, the outstanding balance of the note is $517,855.

During fiscal 2014 we borrowed $45,000 from our line of open line of credit with our bank. As of February 28, 2014 the outstanding balance of the line of credit loan was $44,900.

On September 16, 2013, the Company obtained a merchant loan for additional working capital in the amount of $80,000. The merchant loan bears interest at a rate of 15% and calls for 130 daily payments of $861 for a total repayment amount of $112,000. Out of the net proceeds, the company also paid $20,000 in broker fees and loan fees of $750. This loan was paid in full on January 3, 2014.

On December 18, 2013, the Company obtained a merchant loan for additional working capital in the amount of $72,000. This loan requires 82 daily payments in the amount of $888 for a total repayment amount of $72,500. We netted gross proceeds of $49,301 after fees of $699. As of February 28, 2014, the outstanding balance was $29,876.

On November 27, 2013, the Company obtained a merchant loan for additional working capital in the amount of $51,000. This loan requires 180 daily payments in the amount of $306 for a total repayment amount of $55,021. We netted gross proceeds of $46,032 after paying loan fees. As of February 28, 2014 the outstanding balance was $27,204.

On October 1, 2013, the Company borrowed 10,000 in principal from an unrelated investor. The note was due January 2, 2014 and bore interest at 22%. Monthly interest payments of $183.33 are due on the first of each month beginning on November 1, 2013. This note was paid in full on January 3, 2014.

On November 5, 2013 and November 8, 2013, the Company entered into two, one-year promissory notes with accredited investors to borrow a total principal amount of $20,000. Each promissory note is $10,000 in principal balance, bears interest at 18% and requires monthly interest payments of $150 each. The company also issued 3,000,000 in cashless warrants as finder’s fees for these funds. The Company recorded a discount of $14,805 for the issuance of the warrants.

On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013. As of February 28, 2014 the outstanding balance was $33,555.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 3, 2013, The Company entered into a twelve month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $1,375 beginning on January 15, 2014 with a balloon payment due December 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025. As of February 28, 2014, the balance was $74,496. The Company recorded a discount of $5,992 for the issuance of the warrants.

In connection with the acquisition of Amian Health Services, the Company entered into a twelve month promissory note in the total principal amount of $25,000. The note bears interest at $6% and requires monthly payments of $2,152. As of February 28, 2014, the balance is $18,878.

On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 10% per annum and matures in December 2014. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02. The Company recorded a discount of $7,746 for the issuance of the warrants.

On February 7, 2014, the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 6% per annum and matures in February 2015. As additional consideration for the operating capital loan, the company issued 1,500,000 two-year warrants with an exercise price of $0.15 and 1,000,000 shares of common stock. The Company recorded an expense of $9,000 for the issuance of the common stock. The Company recorded a discount of $5,151 for the issuance of the warrants.

The following is a summary of future minimum payments on r notes payable as of February 28, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$222,403
2015	436,485
2016	87,623
2017	314,743

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of February 28, 2014 and August 31, 2013, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, February 28, 2014	129,062	64,531	$25,812	$0.40

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

On January 3, 2014, as payment for $150,000 of banking fees associated with our $4 million line of credit, we issued 20,000 shares of Series D Convertible Preferred Stock.

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	-	-	$-	$-

Expired/Retired	-	-	$-	$-
Converted	-	-	$-	$-
Issued	58,564	58,564,000	-	$80.25
Outstanding, August 31, 2013	58,564	58,564,000	$-	$-

Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	20,000	20,000,000	-	$80.25
Outstanding, February 28, 2014	78,564	78,564,000	$-	$80.25

SUBSCRIBED COMMON STOCK:

As of February 28, 2014 and August 31, 2013, there were no shares of subscribed stock issuable.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

On March 7, 2014, the Company increased its authorized shares of common stock to 750,000,000. The increase was approved by a majority of the Company’s shareholders on January 27, 2014.

Below are recent sales of unregistered securities:

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	625,000	$ 10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	43,322,253	$ 116,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of February 28, 2014, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

WARRANTS:

The following table summarizes warrant activity in fiscal 2014 and 2013:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2012	-	-
Expired/Retired	-	-
Exercised	-	-
Issued	7,000,000	0.012
Outstanding, August 31, 2013	7,000,000	-

Expired/Retired	-	-
Exercised	-	-
Issued	10,000,000	0.015
Outstanding, February 28, 2014	17,000,000	0.012

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended February 28,
	2014	2013
Volatility.	124% - 384%	-
Risk free rate	0.25%	0.00%
Expected dividends	None	None
Expected term (in years)	2 to 3 years	-

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details relative to the 17,000,000 immediately exercisable outstanding warrants at February 28, 2014 are as follows:

		Weighted
		Average	Remaining
Date of	Number	Exercise	Exercise	Expiration
Grant	of Shares	Price	Life	Date

Fourth quarter of fiscal 2013	7,000,000	$0.012	3 to 4 years	July-17

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$0.012	3 years	November-17
Second quarter of fiscal 2014	5,500,000	$0.017	2 to 3 years	Dec 2015 to Dec 2016

Outstanding, February 28, 2014	17,000,000

On August 1, 2013, the company issued 1,000,000 four-year cashless warrants as additional consideration for the acquisition of AOM. These warrants expire four years after the date of issuance and have an exercise price of $.015.

On August 5, 2013, the company issued 6,000,000 three-year cashless warrants, to a related party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise price of $.012.

On September 11, 2013, the company issued 1,500,000 three-year cashless warrants, to a related party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise price of $.015.

On November 8, 2013, the company issued 3,000,000 three-year cashless warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise price of $.01.

On December 3, 2014, the company issued 1,000,000 three-year cashless warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire three years after the date of issuance and have an exercise price of $.025.

On December 20, 2014, the company issued 3,000,000 two-year cashless warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire two years after the date of issuance and have an exercise price of $.016.

On February 7, 2014, the company issued 1,000,000 two-year cashless warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire two years after the date of issuance and have an exercise price of $.015.

The remaining contractual life of warrants outstanding as of February 28, 2014 was 2.41 years. Warrants for the purchase of 17,000,000 and nil shares were immediately exercisable on February 28, 2014 and 2013, respectively with a weighted-average price of $0.014 and nil per share.

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

On December 13, 2013, the Board of directors authorized the granting of 6,100,000 options to its three officers; 2,400,000 options to Wayne Erwin, our CEO; 2,100,000 options to Michael Kramarz, our CFO; and 1,600,000 options to Vickie Hart, President of AOM. These options vest immediately and have an exercise price $.015, the closing stock price on December 13, 2013.

On December 20, 2014, the Company issued 20,000 options as part of its annual grant program to its two directors. These options vest in 1 year and have an exercise price of $.016, the closing stock price on December 20, 2013.

We have 473,253 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of February 28, 2014. This plan has been approved by our shareholders.

During the three and six months ended February 28, 2014 and 2013, we granted 6,1020,000 and nil options from the stock incentive plan described above, respectively. During the three and six months ended February 28, 2014 and 2013, nil and nil options were exercised, respectively. During the three months ended February 28, 2014 and 2013, 81,250 and 15,000 options expired, respectively. During the six months ended February 28, 2014 and 2013, 150,835 and 30,000 options expired, respectively. During the three and six months ended February 28, 2014 and 2013, $91,163 and $0 was expensed as stock based compensation, respectively.

	Number of		Weighted Average
	Options	Option Price	Exercise Price
	Granted	Per Share	Per Share

Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.43
Granted	—	—	—
Exercised	—	—	—
Cancelled	(80,000)	$1.60 - $5.16	2.42
Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$1.12
Granted	6,120,000	$0.015 - $0.016	0.02
Exercised	—	—	—
Cancelled	(150,835)	$1.04 - $1.60	1.33
Outstanding, February 28, 2014	6,186,250	$0.12 - $2.00	$0.02

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2014.

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

	Options	Options
	Outstanding	Exercisable
Number of options	6,186,250	6,166,250
Aggregate intrinsic value of options	$—	$-
Weighted average remaining contractual term (years)	9.72	9.72
Weighted average exercise price	$0.02	$0.02

2013 Omnibus Incentive Plan

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013. This plan has not been approved by the Company’s shareholders and consequently, we cannot issue Stock Options to employees and directors at this time. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 8,000,000 shares of common available for future issuance under our 2013 Omnibus Incentive Plan as of February 28, 2014. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. On January 3, 2014, we issued 1,000,000 S-8 shares to a consultant in payment for services to be provided for the Company. We have 8,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of February 28, 2014.

NOTE 10 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified two business segments: Personal Care Services and Medical Device Manufacturing.

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

Our Medical Device Manufacturing segment consists of the products of Dotolo Research Corporation. This segment designs, develops, manufactures and distributes the Toxygen hardware system with disposable speculums and medical grade tubing.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described, or referred to, in Note 2 - Summary of Significant Accounting Policies. Assets and related depreciation expense in the column labeled “Corporate Overhead” pertain to capital assets maintained at the corporate level. Segment loss from operations in the “Corporate Overhead” column contains corporate related expenses not allocable to the operating segments. Intercompany transactions between operating segments were immaterial in all periods presented.

Below are the segment assets for the periods presented.

	As of February 28, 2014
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$83,179	$(120)	$2,191	$85,250
Accounts receivable (net of allowance of $3,000)	248,773	3,775	—	252,548
Inventory	—	31,271	—	31,271
Prepaid expenses and other current assets	3,509	30,050	3,331	36,890

Total current assets	335,461	64,976	5,522	405,959

Property and equipment (net of accumulated depreciation)	27,600	19,677	955	48,232
Deposits and other assets	—	10,050	45,000	55,050
Goodwill	564,075	1,217,704	—	1,781,779
Patents, registrations (net of amortization)	—	27,558	—	27,558

Total assets	$927,136	$1,339,965	$51,477	$2,318,578

	As of August 31, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,985	$(2,742)	$213	$39,456
Accounts receivable (net of allowance of $3,000)	104,544	3,775	—	108,319
Inventory	—	31,271	—	31,271
Prepaid expenses and other current assets	7,851	30,050	1,275	39,176

Total current assets	154,380	62,354	1,488	218,222

Property and equipment (net of accumulated depreciation)	55,950	21,461	1,122	78,533
Deposits and other assets	—	10,050	—	10,050
Goodwill	478,721	1,217,704	—	1,696,425
Patents, registrations (net of amortization)	—	30,620	—	30,620

Total assets	$689,051	$1,342,189	$2,610	$2,033,850

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Three Months Ended February 28, 2014
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$983,758	$—	$—	$983,758

Cost of revenues	736,764	11,832	—	748,596

Gross profit	246,994	(11,832)	—	235,162

Operating expenses:
General and administrative	221,328	11,347	249,708	482,383
Depreciation and amortization	3,534	2,422	84	6,040

Total operating expenses	224,862	13,769	249,792	488,423

Loss from operations	22,132	(25,601)	(249,792)	(253,261)

Other income (expense):
Interest and finance charges	(28,047)	(2,826)	(342,230)	(373,103)
Other income (expenses)	—	(497)	—	(497)

Total other income (expense)	(28,047)	(4,097)	(399,427)	(431,571)

Loss from operations	$(5,915)	$(29,698)	$(649,219)	$(684,832)

	For the Three Months Ended February 28, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$	$-	$-	$-

Cost of revenues		-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	—	—	36,681	36,681
Depreciation and amortization	—	—	90	90

Total operating expenses	—	—	36,771	36,771

Loss from operations	—	—	(36,771)	(36,771)

Other income (expense):
Interest and finance charges	—	—	(3,055)	(3,055)
Other income (expenses)	—	—	—	—

Total other income (expense)	—	—	(16,922)	(16,922)

Loss from operations	$—	$—	$(53,693)	$(53,693)

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended February 28, 2014
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$1,708,391	$—	$—	$1,708,391

Cost of revenues	1,219,153	23,999	—	1,243,152

Gross profit	489,238	(23,999)	—	465,239

Operating expenses:
General and administrative	376,302	23,244	360,198	759,744
Depreciation and amortization	6,480	4,845	168	11,493

Total operating expenses	382,782	28,089	360,366	771,237

Loss from operations	106,456	(52,088)	(360,366)	(305,998)

Other income (expense):
Interest and finance charges	(91,051)	(6,310)	(369,998)	(467,359)
Other income (expenses)	—	(497)	—	(497)

Total other income (expense)	(119,799)	(8,363)	(479,283)	(607,445)

Loss from operations	$(13,343)	$(60,451)	$(839,649)	$(913,443)

	For the Six Months Ended February 28, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$-	$-	$-	$-

Cost of revenues		-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	-	-	80,395	80,395
Depreciation and amortization	-	-	180	180

Total operating expenses	-	-	80,575	80,575

Loss from operations	-	-	(80,575)	(80,575)

Other income (expense):
Interest and finance charges	-	-	(5,906)	(5,906)
Other income (expenses)	-	-	3,400	3,400

Total other income (expense)	-	-	(20,026)	(20,026)

Loss from operations	$-	$-	$(100,601)	$(100,601)

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

On January 8, 2014, the Company entered into a six month consulting contract with an unrelated party to provide investor relations services. The contract calls for monthly payments of $1,000. As additional compensation, the Company issued 1,000,000 shares of its common stock.

EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,100. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the six months ended February 28, 2014 and 2013, $67,500 and nil was expensed under this agreement, respectively.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. On October 1, 2013, the Company’s Board of Directors approved a salary increase to $80,000 per year. During the six months ended February 28, 2014 and 2013, $41,168 and nil was expensed under this agreement, respectively.

On August 1, 2013, Vickie Hart, the President of Angels of Mercy, Inc., signed a three year employment agreement. The agreement provides for an annual salary of $52,000 along with a monthly health insurance allowance totaling $400. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the three months ended February 28, 2014 and 2013, $32,015 and nil was expensed under this agreement, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During the three months ended February 28, 2014 and 2013, the Company entered into financing agreements with related parties of the Company. Please see Note 8 for further descriptions of these transactions.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STATEMENT OF CASH FLOWS

For the six months ended February 28, 2014, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On September 11, 2013, the Company issued 1,500,000 warrants to an affiliated party for additional compensation related to an operating capital investment. The value of these warrants was expensed as interest and finance charges.	$15,656

On September 11, 2013, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	11,500

On October 2, 2013, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,000 related to that transaction.	25,000

On October 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $15,620.	15,620

On November 5, 2013 and November 8, 2013, the Company issued a total of 3,000,000 warrants to a non-related party as additional compensation for an operating capital investment.	14,805

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $12,069.	12,069

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $9,720.	9,720

On December 3, 2013, the Company issued a total of 1,000,000 warrants as additional compensation.	5,992

On December 20, 2013, the Company issued a total of 3,000,000 warrants as additional compensation.	7,746

On January 3, 2014, the Company issued 2,000,000 shares of common stock in payment for a services contract.	22,000

On January 13, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $26,154.	26,154

On January 14, 2014, the Company issued 1,000,000 shares of common stock as partial compensation for a investor relations contract.	19,000

On January 21, 2014, the Company issued 3,500,000 shares of common stock as additional compensation for finder’s fees.	45,500

On January 21, 2014, the Company issued 1,500,000 shares of common stock as additional compensation for finder’s fees.	30,000

On January 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $16,667.	16,667

On February 7, 2014, the Company issued 1,000,000 shares of common stock as additional compensation for finder’s fees.	9,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2014, these supplemental non-cash investing and financing activities are summarized as follows (continued):

On February 7, 2014, the Company issued 3,000,000 shares of common stock as additional compensation for finder’s fees.	5,151

On February 24, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $2,308.	2,308

Total non-cash transactions from investing and financing activities.	$293,888

For the six months ended February 28, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

Total non-cash transactions from investing and financing activities.	$20,645

NOTE 16 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On March 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 209 daily payments in the amount of $940 for a total repayment amount of $196,500. We netted gross proceeds of $146,750 after fees of $3,250.

On March 12, 2014, the Board of Directors authorized the conversions of $30,000 of principal into 4,615,385 shares of common stock. This note was originally issued on August 1, 2011. The board had authorized previous conversions of $75,000 in principal of the original $111,500 note.

On March 19, 2014 we issued a convertible promissory note in the principal amount of $26,500. This promissory note bears interest at a rate of 8% per annum and is due on March 19, 2015. The note is convertible at a 38% discount of the average of the lowest closing bid price in the twenty-five days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On April 1, 2014, the Board of Directors authorized the conversions of the remaining $6,500 of principal plus accrued interest of $12,586 into 2,936,314 shares of common stock. This note was originally issued on August 1, 2011. The board had authorized previous conversions of $105,000 in principal of the original $111,500 note. After this conversion, the note is considered paid in full.

On April 7, 2014, an accredited investor converted $17,764 in principal and accrued interest into 5,383,007 shares of common stock at a conversion price of $.0033. This note was originally issued on October 2, 2013 for $25,000 in principal. The board had authorized previous conversions of $105,000 in principal of the original $111,500 note. After this conversion, the note is considered paid in full.

 On April 8, 2014 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 12% per annum and is due on April 8, 2015. The note is convertible at a 35% discount of the average of the four lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and sells hardware and disposable products to a customer base of over 900+ customers both domestically and internationally. The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colon-hydro therapy. Since the acquisition, we have not had significant revenues from sales of our products, including sales to medical facilities due primarily to a lack of capital to procure raw material inventory and fullfill customers’ orders.

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

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC. and Amian Health Services of Alex LLC, herein after referred to as “Amian”. Amian provides Personal Care Attendant services for a clients Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals. The administrative personnel of Amian has been merged into the offices of AOM to gain operating synergies.

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

Revenue Recognition. Revenue is recognized by the Company in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectability is reasonably assured. Currently, the primary revenue for the Company is derived from its sales in its Personal Care Services Segment. AOM is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for AOM to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our only customer is the State of Louisiana who reimburses us for the services we provide. We currently experience a two percent claims rejection rate. With the acquisition of Amian, AOM now has private pay clients as well as Veterans Administration Social Services clients.

Accounts Receivable. The Company’s receivables in its medical device segment are subject to credit risk, and the Company typically does not require collateral on its accounts receivable. Receivables are generally due within 30 days. The Company maintains an allowance for uncollectable receivables that reduces the receivables to amounts that are expected to be collected. The lead time for payment of the Company’s receivables in its personal care segment ranges from 14 to 90 days. The majority of the Company’s receivables are collected within 14 days. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to the state for payment within the next twelve months. Currently we maintain an allowance for uncollectible receivables at a rejection rate of 2% of outstanding receivables. We analyze our claim rejection rate on a quarterly basis and make work to make improvements to reduce the number of rejected claims. Private pay customers are billed semi-monthly. Generally collections occur within 30 days. Veterans Administration (VA) customers are billed monthly. Generally collections occur within 45 to 60 days. Due to the recent governmental shutdown, the current lead time for payments is approximately 90 days. Upon final rejection of any resubmitted claims, these receivables are written off to bad debt expense.

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

Goodwill and other intangible assets. The Company adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the second quarter of fiscal 2014 due to its recent acquisition of Dotolo Research Corporation. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount.

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

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2014 TO THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2013

RESULTS OF OPERATIONS

Revenue

Revenues were $983,758 for the three months ended February 28, 2014.There were no revenues reflected in the comparable period in fiscal 2013 Revenues were driven by personal care service segment acquired in August 2013.

Revenues were $1,708,391 for the six months ended February 28, 2014.There were no revenues reflected in the comparable period in fiscal 2013 Revenues were driven by personal care service segment acquired in August 2013.

Cost of Revenues

Cost of revenues were $748,596 for the three months ended February 28, 2014 as a result of our acquisitions of DRC and AOM. There were no cost of revenues reflected in the comparable period of fiscal 2013. Cost of revenues for DRC were $11,832 for fiscal 2014, and consist primarily of direct labor. Cost of revenues for AOM were $736,764 for fiscal 2014, and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

Cost of revenues were $1,243,152 for the six months ended February 28, 2014 as a result of our acquisitions of DRC and AOM. There were no cost of revenues reflected in the comparable period of fiscal 2013. Cost of revenues for DRC were $23,999 for fiscal 2014, and consist primarily of direct labor. Cost of revenues for AOM were $1,243,152 for fiscal 2014, and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $482,383 during the three months ended February 28, 2014, from $36,717, an increase of over 100% from the comparable period in fiscal 2013. The primary reason for the increase is due to the general and administrative expenses associated with the operations of our recent acquisitions, DRC, AOM and Amian during fiscal 2014 and 2013. Payroll and related expenses increased to $184,678 during the three months ended February 28, 2014, from $21,783 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of AOM increase in CFO salary, and administrative salaries at AOM. Stock based compensation expense increased to $91,163 during the three months ended February 28, 2014, from $0 in the comparable period in fiscal 2013, due primarily to the issuance of stock options to the Company’s officers and directors in the second quarter of fiscal 2014. Legal expense increased to $49,248 during the three months ended February 28, 2014, from $0 in the comparable period in fiscal 2013, due primarily to legal work associated with financing and acquisition transactions. Rent expense increased to $22,302 during the three months ended February 28, 2014, from $0 in the comparable period in fiscal 2013, due primarily to our recent business acquisitions’ office requirements.

General and administrative expense increased to $759,744 during the six months ended February 28, 2014, from $80,467, an increase of over 100% from the comparable period in fiscal 2013. The primary reason for the increase is due to the general and administrative expenses associated with the operations of our recent acquisitions, DRC, AOM and Amian during fiscal 2014 and 2013. Payroll and related expenses increased to $302,867 during the six months ended February 28, 2014, from $49,589 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of AOM, and administrative salaries at AOM. Stock based compensation expense increased to $91,163 during the six months ended February 28, 2014, from $0 in the comparable period in fiscal 2013, due primarily to the issuance of stock options to the Company’s officers and directors in the second quarter of fiscal 2014. Legal expense increased to $49,248 during the six months ended February 28, 2014, from $181 in the comparable period in fiscal 2013, due primarily to legal work associated with financing and acquisition transactions. Rent expense increased to $45,502 during the six months ended February 28, 2014, from $0 in the comparable period in fiscal 2013, due primarily to our recent business acquisitions’ office requirements.

Depreciation and Amortization

Depreciation and amortization increased to $6,040 during the three months ended February 28, 2014, from $90 during fiscal 2013. The increase in depreciation and amortization was the result of fixed assets acquired with the acquisitions of DRC, AOM and Amian in fiscal 2014 and 2013.

Depreciation and amortization increased to $11,493 during the three months ended February 28, 2014, from $180 during fiscal 2013. The increase in depreciation and amortization was the result of fixed assets acquired with the acquisitions of DRC, AOM and Amian in fiscal 2014 and 2013.

Interest Income

We had no interest income in during the three and six months ended February 28, 2014 or 2013.

Interest and Finance Charges

Interest and finance charges increased to $373,103 during the three months ended February 28, 2014 from $3,055, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the acquisition of additional non-related party debt as a result of the acquisition of DRC, AOM and Amian during fiscal 2013, as well as the expensing of stock and warrants issued for finders’ fees.

Interest and finance charges increased to $467,359 during the six months ended February 28, 2014 from $5,906, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the acquisition of additional non-related party debt as a result of the acquisition of DRC, AOM and Amian during fiscal 2013, as well as the expensing of stock and warrants issued for finders’ fees.

Interest and finance charges – related parties decreased to $774 during the three months ended February 28, 2014, from $3,625, a decrease of over 100% from the comparable period in fiscal 2013. The decrease is primarily attributable to reclassifying our former CEO’s note as non-related.

Interest and finance charges – related parties increased to $17,264 during the six months ended February 28, 2014, from $7,278, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the issuance of warrants for finder’s fees to a related party in the first quarter of fiscal 2014.

A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
Interest expense on non-convertible notes	$47,018	$194	$94,651	$275
Interest expense on non-convertible notes - related parties	1,558	148	1,609	285
Interest expense on convertible notes payable	17,021	2,466	23,124	4,959
Interest expense on convertible notes payable - related parties	—	3,477	—	6,993
Amortization of note payable discounts	6,165	—	10,206	—
Amortization of note payable discounts - related parties	—	—	—	—
Other interest and finance charges	302,115	395	355,033	672

Total interest and finance charges	$373,877	$6,680	$484,623	$13,184

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $57,157 during the three months ended February 28, 2014, from $10,242, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversions of a non-related party convertible promissory notes during the second quarter of fiscal 2014 at below market value.

Loss on conversion of notes payable increased to $93,557 during the six months ended February 28, 2014, from $10,242, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversions of a non-related party convertible promissory notes during the fiscal 2014 at below market value.

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

On February 28, 2014, we had cash and cash equivalents of $85,250. Our historical and current operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. To date, we never achieved positive cash flow or profitability.

As of February 28, 2014, we had total outstanding short-term and long-term debt and liabilities totaling $2,801,335. Please see Note 8 for further information.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2014 and August 31, 2013, we had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2013 that remain open, the Company’s disclosure controls and procedures were not effective as of February 28, 2014. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with no cash on hand at February 28, 2014. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750. Additional financing will be required to get DRC to cash flow break even.

Need for Additional Capital

We will need substantial funds for raw material inventory, complete the development of new product introductions, manufacturing, and the sales and marketing of our products at DRC. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings from other sources. AOM operates with positive cash flow sufficient to service the business operations and debt payment requirements of the acquisition but will need additional funds to complete the audit of Angels as well as costs for other required SEC and other regulatory filings. We now estimate the need to raise at least $350,000 of additional funding for working capital and inventory procurement for DRC. Additionally, we estimate the need to raise at least $650,000 for overhead of Oncologix Tech, Inc and debt servicing. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

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

Industry Intensely Competitive.

The medical device and health services industry is intensely competitive. While we maintain a market share in hardware and disposable products sales , there is no guarantee we can maintain that market share. We will compete with both public and private medical device and pharmaceutical companies that have a greater number of products on the market, have greater financial resources and have other competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.

1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
	57,631,959	$ 116,000

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

Dated: April 17, 2014	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer