Form 10-Q
period 2014-05-31
Oncologix Tech Inc.
filed 2014-07-15
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                                                                                                 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2014

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐ Accelerated Filer ☐

Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 8, 2014
Common Stock, $0.001 par value	126,333,963
1

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Oncologix”, “OCLG”, “we”, our” or “us” means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors. September 1, 2013 to August 31, 2014 means “fiscal 2014 and September 1, 2012 to August 31, 2013 means “fiscal 2013”.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$186,380	$39,456
Accounts receivable (net of allowance of $6,000)	234,132	108,319
Inventory	31,271	31,271
Prepaid expenses and other current assets	41,862	39,176
Prepaid commissions and finders' fees	4,819	-
Total current assets	498,464	218,222

Property and equipment (net of accumulated depreciation
of $24,132 and $11,820)	44,099	78,533
Deposits and other assets	53,750	10,050
Goodwill	1,781,779	1,696,425
Patents, registrations (net of amortization of $96,452 and $91,859)	26,028	30,620
Total assets	$2,404,120	$2,033,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $139,086 and $0)	$460,495	$360,025
Notes payable (net of discount of $17,384 and $0)	656,495	138,494
Notes payable - related parties	51,600	56,200
Accounts payable and other accrued expenses	852,397	895,664
Accrued interest payable	137,117	66,969
Accrued interest payable - related parties	5,551	65,743
Current portion of long term debt	81,713	-
Total current liabilities	2,245,368	1,583,095
Long-term liabilities:
Notes payable (net of current portion)	416,466	811,500
Convertible notes payable	235,025	-
Total long-term liabilities	651,491	811,500
Total liabilities	2,896,859	2,394,595

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at
May 31, 2014 and August 31, 2013, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 58,564 shares issued and outstanding at
May 31, 2014 and August 31, 2013, respectively	79	59
Common stock, par value $.001 per share; 200,000,000 shares authorized;
116,195,217 and 74,587,422 shares issued and outstanding at
May 31, 2014 and August 31, 2013, respectively	116,195	74,587
Additional paid-in capital	47,506,075	58,560,265
Accumulated deficit prior to reentering development stage	(48,115,217)	(58,992,296)
Noncontrolling interest	-	(3,489)
Total stockholders' deficit	(492,739)	(360,745)
Total liabilities and stockholders' deficit	$2,404,120	$2,033,850

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013

Revenues	$988,385	$28,998	$2,696,776	$28,998

Cost of revenues	788,757	22,069	2,066,800	22,069

Gross profit	199,628	6,929	629,976	6,929

Operating expenses:
General and administrative	276,950	98,528	999,910	178,924
Depreciation and amortization	5,664	688	17,156	867

Total operating expenses	282,614	99,216	1,017,066	179,791

Loss from operations	(82,986)	(92,287)	(387,090)	(172,862)

Other income (expense):
Interest and finance charges	(167,474)	(11,063)	(634,833)	(16,969)
Interest and finance charges - related parties	(791)	(3,653)	(18,056)	(10,931)
Loss on conversion of notes payable - related parties	(62,151)	-	(155,728)	(10,242)
Loss on disposal of assets	-	-	(28,748)	-
Other income (expenses)	74,450	(165)	72,062	3,235

Total other income (expense)	(155,966)	(14,881)	(765,303)	(34,907)

Loss from continuing operations	(238,952)	(107,168)	(1,152,393)	(207,769)

Discontinued operations
Operating loss from discontinued operations	-	(36)	(36)	(108)
Gain on disposal of discontinued operations	-	-	95,564	-

Gain from discontinued operations	-	(36)	95,528	(108)

Less loss attributable to noncontrolling interest	-	(4)	-	(11)

Net gain from discontinued operations	-	(32)	95,528	(97)

Net loss before income taxes	(238,952)	(107,200)	(1,056,865)	(207,866)

Income taxes	-	-	-	-

Net loss attributable to common shareholders	$(238,952)	$(107,200)	$(1,056,865)	$(207,866)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	(0.00)	0.00	(0.00)

	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	112,247,396	61,674,379	93,925,094	59,906,505

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013

	May 31,	May 31,
	2014	2013
Operating activities:
Net loss	$(1,056,865)	$(207,877)

Net gain from discontinued operations	(95,528)	-

Net loss from continuing operations	(1,152,393)	(207,877)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	17,156	867
Loss on disposal of property and equipment	28,748	-
Stock based compensation	91,163	-
Amortization of discount on notes payable and warrants	18,021	-
Loss on conversion of notes payable - related parties	155,729	10,241
Issuance of stock and warrants for fees	302,658	8,000

Changes in operating assets and liabilities:
Accounts receivable	(125,813)	(3,006)
Prepaid expenses and other current assets	(2,686)	5,196
Prepaid commissions and finders' fees	(4,819)	-
Inventory	-	78,882
Deposits and other assets	(43,700)	-
Accounts payable and other accrued expenses	6,691	17,141
Accrued interest payable - related parties	(60,192)	10,931
Accrued interest payable	83,424	7,533
Net operating cash flows - continuing operations	(546,190)	(72,092)

Net operating cash flows - discontinued operations	95,528	-
Net cash used in operating activities	(450,662)	(72,092)
Investing activities:
Purchase of property and equipment	(878)	-
Cash acquired with Amian Health Services assets	8,646	-
Acquisition of Amian Health Services assets	(75,000)	1,653
Acquisition of Angels subsidiary	-	-
Net cash used in investing activities	(67,232)	1,653
Financing activities:
Proceeds from issuance of convertible notes	719,933	-
Proceeds from issuance of notes payable - related parties	-	33,361
Proceeds from issuance of notes payable	655,128	20,000
Proceeds from the issuance of common stock	10,000	40,000
Repayment of notes payable	(490,798)	(14,913)
Repayment of notes payable - related parties	(4,600)	(10,044)
Repayment of convertible notes payable	(224,845)	-
Net cash provided by financing activities	664,818	68,404
Net increase (decrease) in cash and cash equivalents	146,924	(2,035)
Cash and cash equivalents, beginning of period	39,456	1,931
Cash and cash equivalents, end of period	$186,380	$(104)

See accompanying notes to condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

OTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY

Oncologix Tech, Inc. operates and manufactures Class II medical device products and delivers Personal Healthcare Services nationally. For its clients, Oncologix provides FDA approved medical devices and State licensed healthcare services. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

We were originally formed in 1995 and in 2000 we changed our name to "BestNet Communications Corp." At that time we provided worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet, which we disposed of in 2007 due to lack of profitability. In July 2006 we changed our business model to medical device products.  In July 2006 we acquired JDA Medical Technologies, Inc. ("JDA") and merged this business into Oncologix Corporation, our wholly owned subsidiary.  On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business model. Our business at this time was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. Due to a lack of funding, we suspended these development activities on December 31, 2007. On November 1, 2013, due to the development of the brachytherapy device being several years away, indication that the product could not be marketed and no guarantee of FDA approvals, it was determined that continued financial support of this product by Oncologix Corporation would cost the Company substantial capital beyond its means and the Company’s management and Board of Directors disposed of Oncologix Corporation and its Brachytherapy medical device subsidiary. Furthermore, as part of the disposal, the Company was relieved of over $90,000 in debt.

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and sells hardware and disposable products to a customer base of over 900+ customers both domestically and internationally.  The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colonic-hydro therapy.  Since the acquisition, we have not had significant revenues from sales of our products, including sales to medical facilities due to a lack of operating capital needed to procure raw material inventory to currently fill customers’ orders.

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

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC and Amian Health Services of Alex LLC, herein after referred to as “Amian”.  Amian delivers health-care care-services  who provide routine health and personal care support with Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals.  All administrative personnel of Amian have been merged into AOM to gain operating synergies.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three and nine months ended May 31, 2014 and 2013 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation (“DRC”), Angels of Mercy, Inc. (“AOM”), Interpretel Inc., Telplex International and International Environment Corporation collectively the Company. Dotolo Research Corporation is a Louisiana Corporation. Angels of Mercy, Inc. is a Louisiana Corporation. Oncologix Corporation is a Nevada corporation. Interpretel Inc., Telplex International and International Environment Corporation are inactive corporations. The disposition of Oncologix Corporation is shown as discontinued operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The lead time for account receivables in our Personal Care service divisions ranges from 14 to 90 days. The majority of the Company’s receivables, approximately 90%, are collected within 14 days. We bill the State of Louisiana on a weekly basis and are reimbursed two weeks later via electronic funds transfer. We are able to resubmit any rejected claims an additional two times to Molina Healthcare, the EDI payment provider for payments within the next twelve months. Currently we maintain an allowance for uncollectible receivables at a rejection rate of 2% of outstanding receivables. We analyze our claim rejection rate on a quarterly basis and make quality improvements to reduce the number of rejected claims. Private pay customers are billed semi-monthly. Generally collections occur within 30 days. Veterans Administration (VA) customers are billed monthly. Generally collections occur within 45 to 60 days. Due to the recent governmental shutdown, the current lead time for payments is approximately 90 days. Upon final rejection of any resubmitted claims, the claims are resubmitted and after twelve months the receivables are written off to bad debt expense.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and nine months ended May 31, 2014 and 2013 are as follows:

	For the Three Months Ended		For the nine months ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Net gain (loss) attributable to common shareholders
Continuing operations	$(238,952)	$(107,168)	$(1,152,393)	$(207,769)
Discontinued operations	-	(32)	95,528	(97)

	$(238,952)	$(107,200)	$(1,056,865)	$(207,866)

Weighted average shares outstanding	112,247,396	61,674,379	93,925,094	59,906,505

Loss per common shares, basis and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	(0.00)	0.00	(0.00)

	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Due to the net losses during the three and nine months ended May 31, 2014 and 2013, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of May 31, 2014 and 2013:

	As of
	May 31,	May 31,
	2014	2013
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock*	22,500,000	58,628,531
Convertible notes payable	81,383,460	5,383,460
Options	6,186,250	242,085
Warrants	26,583,333	-

Total potentially dilutive securities	136,653,043	64,254,076

* Our CEO irrevocably elected to not convert his preferred shares until June 1, 2014

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

During the year ended August 31, 2013 we acquired Dotolo Research Corporation and Angels of Mercy, Inc. In December 2013, through AOM, we also acquired the assets of Amian Health Services. While these acquisitions greatly increase the value of our Company, the combined operations of OCLG is not fully cash flow positive. AOM, as a stand-alone business unit, is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through December 31, 2014. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at DRC. -. Additional funding will allow us to meet our current sales demands and expenses of DRC, AOM and Oncologix, while keeping our public filings current.

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

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$27,121
Accounts receivable (net)	111,581
Prepaid expenses and other current assets	7,851
Property and equipment	57,000
Purchased goodwill	478,721
Total assets acquired	$682,274
Accounts payable and other accrued expenses	$9,688
Total liabilities assumed	$9,688

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

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Operating expenses:
General and administrative	$-	$36	$36	$108
Depreciation and amortization	-	-	-	-
Total operating expenses	-	36	36	108
Loss from operations	-	(36)	(36)	(108)
Other income (expense):
Total other income (expense)	-	-	-	-
Loss from discontinued operations	-	(36)	(36)	(108)
Gain on disposal of discontinued operations	-	-	95,564	-
Loss from discontinued operations	-	(36)	95,528	(108)
Less loss attributable to noncontrolling interest		(4)	-	(11)
Net loss from discontinued operations	$-	$(32)	$95,528	$(97)

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $31,271 and nil as of May 31, 2014 and 2013, respectively, as it relates to our medical device manufacturing segment. We do not maintain any inventory for our personal service care segment. Due to a lack of operating capital for procurement of raw material inventory, we have currently suspended manufacturing of our Toxygen hardware system and disposable products. Currently, inventory on hand is made up of miscellaneous Toxygen hardware parts.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES

The Company leases office space in Alexandria and Lafayette Louisiana and in Phoenix, Az. and the Alexandria office lease is on a month to month basis and the Lafayette office location is on a 5-year lease. On March 28, 2014, Dotolo Research moved from its current manufacturing location in Phoenix AZ into E&R Engineer manufacturing facilities located in Tempe, Az. The rent is at no charge for a period of four months and future rent payments to E&R engineering will be at $1800 p/month. Rent expense for the nine months ended May 31, 2014 and 2013 were $64,680 and $8,400, respectively. Following are the minimum lease payments:

2014	$ 8,400
2015	33,600
2016	33,600
2017	33,600
2018	33,600

Totals	$ 142,800

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2014 and 2013:

	May 31,	May 31,
	2014	2013

8.0% convertible note due August 31, 2014	$100,000	$125,000
6.0% convertible note due September 2013 (1)	235,025	235,025
8.0% convertible note due October 2, 2014 (net of discount)	(567)	-
14.5% convertible note due July 3, 2014	275,155	-
12% convertible note due March 19, 2015 (net of discount)	5,300
12% convertible note due April 8, 2015 (net of discount)	7,260
12% convertible note due October 25, 2015 (net of discount)	4,918
12% convertible note due February 21, 2015 (net of discount)	68,429

Total unsecured convertible notes payable	695,520	360,025
Less: Current portion	(460,495)	(360,025)

Long-term portion	$235,025	$-

The following is a summary of future minimum payments on convertible notes payable as of May 31, 2014:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2015	$ 460,495
2016	$ 235,025

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. Eight of these notes were converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013, the investor sold $25,000 of principal in the note to another accredited investor and currently holds a note representing the remaining $100,000 in principal. At that time, the note was extended to August 31, 2015. As of May 31, 2014, the Company has accrued interest in the amount of $58,707.00.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. This note is currently past due. As of May 31, 2014, the Company has accrued interest in the amount of $72,864. An outside party has entered into a settlement agreement with Ms. Lindstrom to purchase the note. In connection with this Assignment agreement, the purchaser has agreed to extend the note to December 1, 2016.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2013 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 45% discount of the average of the three lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. On April 6, 2014 the holder elected to convert $17,074 in principal plus $690.46 in accrued interest into 5,383,007 shares of common stock at a conversion price of $.0033. As of May 31, 2014, the Company has accrued interest in the amount of $417.

On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible ONLY upon default by the Company. This note is due in six months with an automatic option to renew after six months. As of May 31, 2014, the company has repaid $224,845 in principal.

On October 2, 2013, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 45% discount into shares of the Company’s common stock using a three-day average of the lowest closing bid prices for the twenty trading days immediately preceding the conversion date. On October 3, 2013, the investor converted $15,620 into 4,000,000 shares of the Company’s common stock at a rate of $.003905 per share. On December 3, 2013, the investor converted the remaining principal of $9,380 into 2,008,559 shares of the Company’s common stock at a rate of $0.00467 per share. As of May 31, 2014, the Company has accrued interest in the amount of $134.

On March 19, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on March 19, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. As of May 31, 2014, the Company has accrued interest in the amount of $424.

On April 8, 2014 we issued a convertible promissory note in the principal amount of $50,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on April 8, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $50,000. As of May 31, 2014, the Company has accrued interest in the amount of $871.

On April 25, 2014 we issued a convertible promissory note in the principal amount of $25,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. As of May 31, 2014, the Company has accrued interest in the amount of $296.

On May 21, 2014 we issued a convertible promissory note in the principal amount of $115,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 10% per annum. This principal includes a 10% OID in the amount of $10,000. The note is due in 4 equal installments beginning on the 180th day after the execution of the note. The company may make the payments in common stock. The note is convertible at a $.009 per share. As additional consideration, the Company issued 9,583,333 5 year warrants with an exercise price of $.009. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $38,322 related to the issuance of the warrants. As of May 31, 2014, the Company has accrued interest in the amount of $424.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of May 31, 2014 and 2013, there are no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	May 31,	May 31,
	2014	2013
6.0% line of credit (2)	$51,600	$62,275
		-
Outstanding unsecured related party notes payable	$51,600	$62,275
(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of May 31, 2014 we have accrued interest in the amount of $5,551. There is no specific due date on this note.

During April 2013, Wayne Erwin, our President and CEO, had advanced a total of $10,675 to Oncologix Tech, Inc. This note bore interest at 6%. This note was paid in full in September 2013 together with accrued interest of $223.

The following is a summary of future minimum payments on related party notes payable as of May 31, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 51,600

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	May 31,	May 31,
	2014	2013
6% note payable due August 31, 2013	$-	$2686
6% note payable due July 31, 2013		10,675
Note payable	60600	133,100
Note payable - fee reimbursement	10833	-
18% note payable due January 2015	30000	-
18% note payable due January 2015	20000	-
18% note payable due January 2015	78915	-
6% note payable due October 2017	498179	-
Bank line of credit loan	44469	-
Merchant Loan due January 2015	130400	-
Merchant Loan due January 2015	142109	-
18% note payable due November 2014 (net of discount)	6689	-
18% note payable due November 2014 (net of discount)	6844	-
4% note payable due November 2014	21076	-
18% note payable due December 2014 (net of discount)	70659	-
6% note payable due December 2014	14765	-
10% note payable due December 2014 (net of discount)	7692	-
6% note payable due February 2015 (net of discount)	11444	-
Subtotal	1,154,674
Less: Long-term portion	(416,466)	-
Current portion	$738,208	$-

On May 23, 2013, the Company issued a one year note in the amount of $20,000. The note bore interest at a rate of 12% per annum. The Company is required to repay the note at a rate of $1,867 per month, which includes interest, on the 15th day of each month. The note is secured by certain collateral of our CEO. This note was paid in full in May 2014.

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. After repayments, we currently owe $60,600 which we are currently in final negotiations with the lender on repayment.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $65,000 of broker’s fees incurred in the acquisition. Monthly payments of $5,417 are due and payable beginning on August 15, 2013. This note bears no interest. As of May 31, 2014, the outstanding balance was $10,833.

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the nine months ended May 31, 2014, we made interest payments in the amount of $4,050. As of May 31, 2014, we have accrued interest of $1,365.

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the nine months ended May 31, 2014, we made interest payments in the amount of $2,700. As of May 31, 2014, we have accrued interest of $990.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2013 the Company issued an 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. In December 2013, we modified the loan agreement to make monthly payments of $6,200. As of May 31, 2014 the outstanding balance was $78,915.

On August 1, 2011 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $111,500. In December 2013, this note was assumed by Oncologix Tech, Inc. The note bore interest at 6% and matures on August 31, 2015. During January through May 2014, the Board of Directors authorized the conversions of the entire principal and accrued interest amount. During that time frame, the $111,500 in principal was converted into 18,716,229 shares of the Company’s common stock and is considered paid in full.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of May 31, 2014, the outstanding balance of the note is $498,179.

During fiscal 2014 we borrowed $45,000 from our line of open line of credit with our bank. As of May 31, 2014 the outstanding balance of the line of credit loan was $44,469.

On September 16, 2013, the Company obtained a merchant loan for additional working capital in the amount of $80,000. The merchant loan bores interest at a rate of 15% and calls for 130 daily payments of $861 for a total repayment amount of $112,000. Out of the net proceeds, the company also paid $20,000 in broker fees and loan fees of $750. This loan was paid in full on January 3, 2014.

On December 18, 2013, the Company obtained a merchant loan for additional working capital in the amount of $72,000. This loan requires 82 daily payments in the amount of $888 for a total repayment amount of $72,500. We netted gross proceeds of $49,301 after fees of $699. This note was paid off March 11, 2014.

On November 27, 2013, the Company obtained a merchant loan for additional working capital in the amount of $51,000. This loan requires 180 daily payments in the amount of $306 for a total repayment amount of $55,021. We netted gross proceeds of $46,032 after paying loan fees. This note was paid off March 11, 2014.

On March 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 209 daily payments in the amount of $940 for a total repayment amount of $196,500. We netted gross proceeds of $146,750 after paying loan fees.

On April 18, 2014, the Company obtained a merchant loan for additional working capital in the amount of $120,000. This loan requires 189 daily payments in the amount of $800 for a total repayment amount of $151,200. We netted gross proceeds of $119,301 after paying loan fees.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013. As of May 31, 2014 the outstanding balance was $21,076.

On December 3, 2013, The Company entered into a twelve month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $1,375 beginning on January 15, 2014 with a balloon payment due December 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025. As of May 31, 2014, the balance was $70,659. The Company recorded a discount of $5,992 for the issuance of the warrants.

In connection with the acquisition of Amian Health Services, the Company entered into a twelve month promissory note in the total principal amount of $25,000. The note bears interest at $6% and requires monthly payments of $2,152. As of May 31, 2014, the balance is $14,765.

On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 10% per annum and matures in December 2014. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02. The Company recorded a discount of $7,746 for the issuance of the warrants. As of May 31, 2014 the Company has accrued interest of $537

On February 7, 2014, the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 6% per annum and matures in February 2015. As additional consideration for the operating capital loan, the company issued 1,500,000 two-year warrants with an exercise price of $0.15 and 1,000,000 shares of common stock. The Company recorded an expense of $9,000 for the issuance of the common stock. The Company recorded a discount of $5,151 for the issuance of the warrants. As of May 31, 2014 the Company has accrued interest of $277.

The following is a summary of future minimum payments on r notes payable as of May 31, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2014	$ 238,803
2015	531,673
2016	87,623
2017	314,743

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of May 31, 2014 and August 31, 2013, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	-	-	-	$-
Converted	-	-	-	$0.40
Issued	-	-	-	$-
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	-	-	-	$0.40
Converted	-	-	-	$-
Issued	-	-	-	$-
Outstanding, May 31, 2014	129,062	64,531	$25,812	$0.40

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

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	-	-	$-	$-

Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	58,564	58,564,000	-	$80.25
Outstanding, August 31, 2013	58,564	58,564,000	$-	$-

Expired/Retired	-	-	-	$-
Converted	-	-	-	$-
Issued	20,000	20,000,000	-	$80.25
Outstanding, May 31, 2014	78,564	78,564,000	$-	$80.25

SUBSCRIBED COMMON STOCK:

As of May 31, 2014 and August 31, 2013, there were no shares of subscribed stock issuable.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

On March 7, 2014, the Company increased its authorized shares of common stock to 750,000,000. The increase was approved by a majority of the Company’s shareholders on January 27, 2014.

Below are recent sales of unregistered securities:

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$-	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	625,000	$10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$-	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$-	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$-	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$-	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$-	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$-	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$-	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	56,256,959	$116,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of May 31, 2014, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

WARRANTS:

The following table summarizes warrant activity in fiscal 2014 and 2013:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2012	-	-
Expired/Retired	-	-
Exercised	-	-
Issued	7,000,000	0.012
Outstanding, August 31, 2013	7,000,000	-

Expired/Retired	-	-
Exercised	-	-
Issued	19,583,333	0.012
Outstanding, May 31, 2014	26,583,333	0.012

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended May 31,
	2014	2013
Volatility	124% - 702%	-
Risk free rate	0.25%	0%
Expected dividends	None	None
Expected term (in years)	2 to 5 years	-

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details relative to the 26,583,333 immediately exercisable outstanding warrants at May 31, 2014 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Fourth quarter of fiscal 2013	7,000,000	$0.012	3 to 4 years	July 2017

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$0.012	3 years	November 2017
Second quarter of fiscal 2014	5,500,000	$0.017	2 to 3 years	Dec 2015 to Dec 2016
Third quarter of fiscal 2014	9,583,333	$0.012	5 years	May 2019

Outstanding, May 31, 2014	26,583,333

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

On May 21, 2014, the company issued 9,583,333 five-year cashless warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire five years after the date of issuance and have an exercise price of $.009.

The remaining contractual life of warrants outstanding as of May 31, 2014 was 3.17 years. Warrants for the purchase of 26,583,333 and nil shares were immediately exercisable on May 31, 2014 and 2013, respectively with a weighted-average price of $0.012 and nil per share.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have 473,253 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of May 31, 2014. This plan has been approved by our shareholders.

During the three and nine months ended May 31, 2014 and 2013, we granted nil and nil options from the stock incentive plan described above, respectively. During the three and nine months ended May 31, 2014 and 2013, nil and nil options were exercised, respectively. During the three months ended May 31, 2014 and 2013, 0 and 25,000 options expired, respectively. During the nine months ended May 31, 2014 and 2013, 150,835 and 55,000 options expired, respectively. During the three months ended May 31, 2014 and 2013, $0 and $0 was expensed as stock based compensation, respectively. During the nine months ended May 31, 2014 and 2013, $91,163 and $0 was expensed as stock based compensation, respectively.

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share
Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.43
Granted	-	-	-
Exercised	-	-	-
Cancelled	(80,000)	$1.60 - $5.16	2.42
Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$1.12
Granted	6,120,000	$0.015 - $0.016	0.02
Exercised	-	-	-
Cancelled	(150,835)	$1.04 - $1.60	1.33
Outstanding, May 31, 2014	6,186,250	$0.12 - $2.00	$0.02

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2014.

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

	Options	Options
	Outstanding	Exercisable
Number of options	6,186,250	6,166,250
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	9.47	9.47
Weighted average exercise price	$0.02	$0.02

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

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. On January 3, 2014, we issued 1,000,000 S-8 shares to a consultant in payment for services to be provided for the Company. We have 8,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of May 31, 2014.

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

Below are the segment assets for the periods presented.

	As of May 31, 2014
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$115,699	$140	$70,541	$186,380
Accounts receivable (net of allowance of $3,000)	230,357	3,775	-	234,132
Inventory	-	31,271	-	31,271
Prepaid expenses and other current assets	8,885	30,050	2,927	41,862
Prepaid commissions and finders' fees	-	-	4,819	4,819

Total current assets	354,941	65,236	78,287	498,464

Property and equipment (net of accumulated depreciation)	24,443	18,785	871	44,099
Deposits and other assets	-	8,750	45,000	53,750
Goodwill	564,075	1,217,704	-	1,781,779
Patents, registrations (net of amortization)	-	26,028	-	26,028

Total assets	$943,459	$1,336,503	$124,158	$2,404,120

	As of August 31, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,985	$(2,742)	$213	$39,456
Accounts receivable (net of allowance of $3,000)	104,544	3,775	-	108,319
Inventory	-	31,271	-	31,271
Prepaid expenses and other current assets	7,851	30,050	1,275	39,176

Total current assets	154,380	62,354	1,488	218,222

Property and equipment (net of accumulated depreciation)	55,950	21,461	1,122	78,533
Deposits and other assets	-	10,050	-	10,050
Goodwill	478,721	1,217,704	-	1,696,425
Patents, registrations (net of amortization)	-	30,620	-	30,620

Total assets	$689,051	$1,342,189	$2,610	$2,033,850

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Three Months Ended May 31, 2014
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$988,385	$-	$-	$988,385
Cost of revenues	776,406	12,351	-	788,757
Gross profit	211,979	(12,351)	-	199,628

Operating expenses:
General and administrative	166,867	4,979	105,104	276,950
Depreciation and amortization	3,157	2,423	84	5,664

Total operating expenses	170,024	7,402	105,188	282,614

Loss from operations	41,955	(19,753)	(105,188)	(82,986)
Other income (expense):
Interest and finance charges	(80,786)	(2,250)	(84,438)	(167,474)
Other income (expenses)	74,667	(217)	-	74,450
Total other income (expense)	(6,119)	(3,258)	(146,589)	(155,966)
Loss from operations	$35,836	$(23,011)	$(251,777)	$(238,952)

	For the Three Months Ended May 31, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$-	$28,998	$-	$28,998
Cost of revenues	-	22,069	-	22,069
Gross profit	-	6,929	-	6,929

Operating expenses:
General and administrative	-	39,808	58,720	98,528
Depreciation and amortization	-	598	90	688
Total operating expenses	-	40,406	58,810	99,216
Loss from operations	-	(33,477)	(58,810)	(92,287)
Other income (expense):
Interest and finance charges	-	-	(11,063)	(11,063)
Other income (expenses)	-	-	(165)	(165)
Total other income (expense)	-	-	(14,881)	(14,881)
Loss from operations	$-	$(33,477)	$(73,691)	$(107,168)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended May 31, 2014
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$2,696,776	$-	$-	$2,696,776

Cost of revenues	2,030,450	36,350	-	2,066,800
Gross profit	666,326	(36,350)	-	629,976

Operating expenses:
General and administrative	506,387	28,222	465,301	999,910
Depreciation and amortization	9,636	7,268	252	17,156
Total operating expenses	516,023	35,490	465,553	1,017,066
Loss from operations	150,303	(71,840)	(465,553)	(387,090)

Other income (expense):
Interest and finance charges	(171,837)	(8,560)	(454,436)	(634,833)
Other income (expenses)	72,775	(713)	-	72,062
Total other income (expense)	(127,810)	(11,621)	(625,872)	(765,303)
Loss from operations	$22,493	$(83,461)	$(1,091,425)	$(1,152,393)

	For the Nine Months Ended May 31, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$-	$28,998	$-	$28,998
Cost of revenues	-	22,069	-	22,069
Gross profit	-	6,929	-	6,929

Operating expenses:
General and administrative	-	39,808	139,116	178,924
Depreciation and amortization	-	598	269	867
Total operating expenses	-	40,406	139,385	179,791
Loss from operations	-	(33,477)	(139,385)	(172,862)

Other income (expense):
Interest and finance charges	-	-	(16,969)	(16,969)
Other income (expenses)	-	-	3,235	3,235
Total other income (expense)	-	-	(34,907)	(34,907)
Loss from operations	$-	$(33,477)	$(174,292)	$(207,769)

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

EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,250. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the nine months ended May 31, 2014 and 2013, $101,250 and nil was expensed under this agreement, respectively.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. On October 1, 2013, the Company’s Board of Directors approved a salary increase to $80,000 per year. During the six months ended May 31, 2014 and 2013, $62,669 and nil was expensed under this agreement, respectively.

On August 1, 2013, Vickie Hart, the President of Angels of Mercy, Inc., signed a three year employment agreement. The agreement provides for an annual salary of $52,000 along with a monthly health insurance allowance totaling $400. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the three months ended May 31, 2014 and 2013, $46,214 and nil was expensed under this agreement, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

FINANCING WITH RELATED PARTIES:

During the nine months ended May 31, 2014 and 2013, the Company entered into financing agreements with related parties of the Company. Please see Note 8 for further descriptions of these transactions.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2014, these supplemental non-cash investing and financing activities are summarized as follows:

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
36

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2014, these supplemental non-cash investing and financing activities are summarized as follows (continued):

On February 7, 2014, the Company issued 3,000,000 shares of common stock as additional compensation for finder’s fees.	5,151

On February 24, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $2,308.	2,308

On March 19, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	26,500

On March 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $30,000.	30,000

On April 6, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $1,468.	1,468

On April 6, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $30,683	30,683

On April 8, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	50,000

On April 25, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	25,000

On May 21, the Company recorded a discount for the issuance of 9,583,333 warrants in connection with the issuance of a convertible note.	38,322

Total non-cash transactions from investing and financing activities.	$ 495,861

For the nine months ended May 31, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$ 10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

Total non-cash transactions from investing and financing activities.	$ 20,645

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report except the following:

On June 2, 2014, the Company entered into a three month Investor Relations consulting agreement with Synergy Business Consultants LLC. The contract is renewable in three month periods and calls for monthly payments of $5,000 beginning on June 2, 2014. As additional compensation, the Company issued the consultant 5,000,000 shares of its common stock. The Company recorded at expense of $30,000 based on the value of the common stock on June 2, 2014.

On June 2, 2014, Ms. Lindstrom entered into a note assignment and assumption agreement to assign her note to an unrelated accredited investor. Ms. Lindstrom assigned over a total of principal and accrued interest in the amount of $306,691. The assignment agreement calls for a down payment of $36,000 with quarterly payment of $22,469 beginning on September 1, 2014 and ending December 1, 2016 for total payments of $260,687.

On June 6, 2014, the Company entered into a six month consulting agreement together with its subsidiary, Dotolo Research Corporation and E & R Industries. We have contracted with E & R Industries to provide tooling services and build specific components for Dotolo related to its Toxygen products. The contract calls for three monthly payments of $20,000 beginning on June 6, 2014. In addition, the company will issue to E & R Industries 5,000,000 shares of its common stock. The Company shall hold these shares for release upon completing phase one and phase two of the consulting project.

On June 6, 2014, the Company entered into a six month consulting agreement together with its subsidiary, Dotolo Research Corporation and Craig Schmitt. We have contracted with Mr. Schmitt to provide development services and build specific components for Dotolo related to its Toxygen products. The contract calls for six monthly payments of $5,000 beginning in June 2014. In addition, the company will issue to E & R Industries 3,000,000 shares of its common stock. The Company shall hold these shares for release upon completing the project.

On June 10, 2014, the Company entered into a three month consulting agreement with Harold Halman. Mr. Halman is to assist the Company with potential acquisitions, assist with finding types of financings, and work on acquisition evaluations. The contract calls for three monthly payments of $5,000 beginning in June 2014.

On June 10, 2014, the Company’s Board of Directors authorized the reduction of the conversion price on $25,000 of principal on the Lindstrom assigned note to a 25% discount of the 30 day average closing price of our stock. In consideration for this reduced conversion price on a portion of this note, the note holder agreed to extend the due date of the remaining balance of the note to December 1, 2016. The Company issued 5,138,746 shares of its common stock for the conversion of this $25,000 in principal at a discounted price of $.004865.

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

GENERAL DISCUSSION

Oncologix Tech, Inc. operates and manufactures Class II medical device products and delivers Personal Healthcare Services nationally. For its clients, Oncologix provides FDA approved medical devices and State licensed healthcare services. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

We were originally formed in 1995 and in 2000 we changed our name to "BestNet Communications Corp." At that time we provided worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet, which we disposed of in 2007 due to lack of profitability. In July 2006 we changed our business model to medical device products.  In July 2006 we acquired JDA Medical Technologies, Inc. ("JDA") and merged this business into Oncologix Corporation, our wholly owned subsidiary.  On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business model. Our business at this time was the development of a medical device for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced medical treatment of soft tissue cancers. Due to a lack of funding, we suspended these development activities on December 31, 2007. On November 1, 2013, due to the development of the brachytherapy device being several years away, indication that the product could not be marketed and no guarantee of FDA approvals, it was determined that continued financial support of this product by Oncologix Corporation would cost the Company substantial capital beyond its means and the Company’s management and Board of Directors disposed of Oncologix Corporation and its Brachytherapy medical device subsidiary. Furthermore, as part of the disposal, the Company was relieved of over $90,000 in debt.

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and sells hardware and disposable products to a customer base of over 900+ customers both domestically and internationally.  The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colonic-hydro therapy.  Since the acquisition, we have not had significant revenues from sales of our products, including sales to medical facilities due to a lack of operating capital needed to procure raw material inventory to currently fill customers’ orders.

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

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC and Amian Health Services of Alex LLC, herein after referred to as “Amian”.  Amian delivers health-care care-services  who provide routine health and personal care support with Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals.  All administrative personnel of Amian have been merged into AOM to gain operating synergies.

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

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2014 TO THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013

RESULTS OF OPERATIONS

Revenue

Revenues were $988,385 for the three months ended May 31, 2014, compared to $28,998 for the comparable period in fiscal 2013. Revenues were driven by personal care service segment acquired in August 2013.

Revenues were $2,696,776 for the nine months ended May 31, 2014, compared to $28,998 for the comparable period in fiscal 2013. Revenues were driven by personal care service segment acquired in August 2013.

Cost of Revenues

Cost of revenues were $788,757 for the three months ended May 31, 2014, compared to $22,069 for the comparable period in fiscal 2013. Cost of revenues for DRC consist primarily of direct labor. Cost of revenues for AOM consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

Cost of revenues were $2,066,800 for the nine months ended May 31, 2014 compared to $22,069 for the comparable period in fiscal 2013. Cost of revenues for DRC consist primarily of direct labor. Cost of revenues for AOM consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $276,950 during the three months ended May 31, 2014, from $98,528, an increase of over 100% from the comparable period in fiscal 2013. The primary reason for the increase is due to the general and administrative expenses associated with the operations of our recent acquisitions, DRC, AOM and Amian during fiscal 2014 and 2013. Payroll and related expenses increased to $104,287 during the three months ended May 31, 2014, from $51,041 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of AOM increase in CFO salary, and administrative salaries at AOM. Bad debt expense increased to $60,472 during the three months ended May 31, 2014, from $0 in the comparable period in fiscal 2013, due primarily to write offs of accounts receivable in the third quarter of fiscal 2014. Rent expense increased to $19,178 during the three months ended May 31, 2014, from $8,400 in the comparable period in fiscal 2013, due primarily to our recent business acquisitions’ office requirements.

General and administrative expense increased to $999,910 during the nine months ended May 31, 2014, from $178,924, an increase of over 100% from the comparable period in fiscal 2013. The primary reason for the increase is due to the general and administrative expenses associated with the operations of our recent acquisitions, DRC, AOM and Amian during fiscal 2014 and 2013. Payroll and related expenses increased to $327,788 during the nine months ended May 31, 2014, from $100,630 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of AOM, and administrative salaries at AOM. Stock based compensation expense increased to $91,163 during the nine months ended May 31, 2014, from $0 in the comparable period in fiscal 2013, due primarily to the issuance of stock options to the Company’s officers and directors in the second quarter of fiscal 2014. Bad debt expense increased to $60,472 during the nine months ended May 31, 2014, from $0 in the comparable period in fiscal 2013, due primarily to write offs of accounts receivable in the third quarter of fiscal 2014. Legal expense increased to $54,067 during the nine months ended May 31, 2014, from $181 in the comparable period in fiscal 2013, due primarily to legal work associated with financing and acquisition transactions. Rent expense increased to $64,680 during the nine months ended May 31, 2014, from $8,400 in the comparable period in fiscal 2013, due primarily to our recent business acquisitions’ office requirements.

Depreciation and Amortization

Depreciation and amortization increased to $5,664 during the three months ended May 31, 2014, from $688 during fiscal 2013. The increase in depreciation and amortization was the result of fixed assets acquired with the acquisitions of DRC, AOM and Amian in fiscal 2014 and 2013.

Depreciation and amortization increased to $17,156 during the nine months ended May 31, 2014, from $867 during fiscal 2013. The increase in depreciation and amortization was the result of fixed assets acquired with the acquisitions of DRC, AOM and Amian in fiscal 2014 and 2013.

Interest Income

We had no interest income in during the three and nine months ended May 31, 2014 or 2013.

Interest and Finance Charges

Interest and finance charges increased to $167,474 during the three months ended May 31, 2014 from $11,063, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the acquisition of additional non-related party debt as a result of the acquisition of DRC, AOM and Amian during fiscal 2013, as well as the expensing of stock and warrants issued for finders’ fees.

Interest and finance charges increased to $634,833 during the nine months ended May 31, 2014 from $16,969, an increase of over 100% from the comparable period in fiscal 2013. The increase is primarily attributable to the acquisition of additional non-related party debt as a result of the acquisition of DRC, AOM and Amian during fiscal 2013, as well as the expensing of stock and warrants issued for finders’ fees.

Interest and finance charges – related parties decreased to $791 during the three months ended May 31, 2014, from $3,653, a decrease of 78% from the comparable period in fiscal 2013. The decrease is primarily attributable to reclassifying our former CEO’s note as non-related.

Interest and finance charges – related parties increased to $18,056 during the nine months ended May 31, 2014, from $10,931, an increase of 65% from the comparable period in fiscal 2013. The increase is primarily attributable to the issuance of warrants for finder’s fees to a related party in the first quarter of fiscal 2014.

A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
Interest expense on non-convertible notes	$92,607	$143	$188,817	$417
Interest expense on non-convertible notes - related parties	2,349	98	2,400	384
Interest expense on convertible notes payable	31,721	2,521	54,845	7,479
Interest expense on convertible notes payable - related parties	-	3,554	-	10,547
Amortization of note payable discounts	33,661	-	51,682	-
Amortization of note payable discounts - related parties	-	-	-	-
Other interest and finance charges	7,927	8,399	355,145	9,073
Total interest and finance charges	$168,265	$14,715	$652,889	$27,900

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $62,151 during the three months ended May 31, 2014, from $0, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversions of a non-related party convertible promissory notes during the third quarter of fiscal 2014 at below market value.

Loss on conversion of notes payable increased to $155,725 during the nine months ended May 31, 2014, from $10,242, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversions of a non-related party convertible promissory notes during the fiscal 2014 at below market value.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, they are not fully cash flow positive. Angels is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. In addition, we will need additional funds for raw material inventory and further development and improvement of our medical device products. We also decided to dispose of Oncologix Corporation and cease our relationship with IUTM. We anticipated that the cost of taking the Oncosphere project would take years and would cost the company millions of dollars without any guarantee of FDA approval. We anticipate that we will require approximately $1,000,000 to operate through December 31, 2014. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at DRC. -. Additional funding will allow us to meet our current sales demands and expenses of DRC, AOM and Oncologix, while keeping our public filings current.

On May 31, 2014, we had cash and cash equivalents of $186,380. Our historical and current operating losses to date have been covered by equity and debt financing obtained from private investors, including certain present and former members of our Board of Directors. To date, we never achieved positive cash flow or profitability.

As of May 31, 2014, we had total outstanding short-term and long-term debt and liabilities totaling $2,896,859 net of discounts. Please see Note 8 for further information.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2014 and August 31, 2013, we had no off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2013 that remain open, the Company’s disclosure controls and procedures were not effective as of May 31, 2014. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with little cash on hand at May 31, 2014. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750. Additional financing will be required to get DRC to cash flow break even.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$-	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest inot 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	625,000	$10,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$-	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$-	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$-	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$-	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$-	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$-	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$-	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$-	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$-	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
	66,395,705	$116,000

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

Dated: July 15, 2014	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer