Form 10-K/A
period 2013-08-31
Oncologix Tech Inc.
filed 2014-07-31
CIK 799694

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

Documents Incorporated By Reference

None

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-K filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on December 13, 2013 is filed solely to correct the following errors: 1) The Company updated its sections on Sales of Unregistered Securities; 2) The company updated Critical Accounting policies on Goodwill; 3) The Company attached an updated Auditors report.; 4) The Company updated wording in Footnote 2 – segment information, Note 3 – Going Concern, and Note 4 – Acquisitions; 5) The Company added Note 17 – Business Segments and Note 18 – Restated Statement of Cash Flows.

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

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/6/2011	1,778,193	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $71,128 in principal and interest into 1,778,193 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/6/2011	635,069	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,403 in principal and interest into 635,069 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/16/2011	625,000	$ 25,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/26/2012	1,000,000	$ 40,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
4/26/2012	250,000	$ 10,000	Accredited Investor	The Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/24/2012	2,276,182	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $45,524 in principal and interest into 2,276,182 shares of common stock at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act

	20,175,346	$ 181,000

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

Goodwill and other intangible assets.

The Company adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the fourth quarter of fiscal 2013 due to its recent acquisition of Dotolo Research Corporation and Angels of Mercy, Inc. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired and these costs are subject to annual impairment tests.

We accounted for the acquisition of Dotolo Research Corporation and Angels of Mercy, Inc. using the acquisition method of accounting under ASC 805 and ASC 810-10-65. The purchase price was allocated first to identifiable current then fixed assets as well as liabilities assumed. We then earmarked identifiable intangibles, with the remainder to goodwill. We identified patents as our identifiable asset for Dotolo Research Corporation. Amounts allocated to Goodwill for the acquisition of Dotolo are based on expanding our product into the medical market and the potential upside of the sale with a FDA medical device product with a reimbursement code. Dotolo is one of four companies worldwide with this FSA approved medical device product. Amounts allocated to goodwill for Angels of Mercy, Inc. are based on increased clients and future revenues.

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

Pursuant to ASC 350-20-35, we have identified two reporting units in our business, our medical device segment which consists of Dotolo Research Corporation and our personal care segment which consists of Angels of Mercy, Inc. We follow the two step process in ASC 350-20-35 for impairment testing. In the first step we compare the fair value of the reporting unit as a whole to its carrying value, including goodwill. For both reporting units, we have determined that the reporting units’ fair value exceeds its carrying value. We also compare the carrying value of goodwill by itself for both reporting units.

The following explains the results of our impairment testing. We have allocated $478,721 of goodwill to the Angels of Mercy, Inc. reporting unit. As of August 31, 2013 the fair value exceeds the carrying value of goodwill by 34%. We have allocated $1,217,704 of goodwill to the reporting unit Dotolo Research Corporation. As of August 31, 2013 the fair value exceeds the carrying value of goodwill by 65%. In calculating the valuation, we used a discounted cash flow method based on the future 5 years cash flows of each reporting unit. We used a discount rate of 8% which is currently higher that the current long term interest rate. An increase in the overall national interest rate could have a negative impact on our valuation. An additional risk is the possibility of cash flow projections falling short of our 5 year estimate amount.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncologix Tech, Inc.

We have audited the accompanying balance sheets of Oncologix Tech, Inc. as of August 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and since inception on June 1, 2011 through August 31, 2013. Oncologix Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 18 to the accompanying consolidated financial statements, Oncologix Tech, Inc. has restated its financial statements for the year ended 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. as of August 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 and since inception on June 1, 2011 through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 16, 2013, except for Note 18, as to which the date is February 10, 2014

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company currently has two business segments; medical device manufacturing and personal care services. Please see Note 17 – Business Segments for more detailed information.

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

During fiscal 2013, we acquired Dotolo Research Corporation and Angels of Mercy, Inc. While these acquisitions greatly increase the value of our Company, collectively they are not fully cash flow positive. AOM is currently cash flow positive but alone is unable to support the corporate overhead or the capital requirements of our other subsidiary, DRC. We anticipate that we will require approximately $1,000,000 to operate through August 31, 2014. Approximately $350,000 will be required to fund corporate overhead including all debt services with the balance to invest into DRC for the procurement of raw material inventory, manufacturing production and future product revisions at DRC. Approximately $250,000 will allow DRC to become current with its raw material vendors, procure new inventory, and allow the company to manufacture and sell hardware products. With the $250,000 in funding, we will be able to re-start all manufacturing and sell hardware products to fulfill eighty three (83) existing hardware customer orders within three (3) months. During the following three months we expect to increase our hardware sales to include new hardware clients. We expect our total hardware sales at the end of this six month period to be approximately $600,000. The remaining $400,000 will be used to make design improvements to our products, including our disposable products to allow us to market directly to our current customer base as well as enter into new markets. Design improvements to our hardware and disposable product entails modifying our hardware product to allow only our disposable products to be connected directly to our Toxygen hydro-colonic hardware. These and other improvements will allow the Company to have a unique product offering and increase our disposable product sales whereas only the DRC disposable product can then be utilized on our Toxygen hardware and not our competitor disposable products. These product modifications will allow DRC to remain competitive in a changing environment.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2003, our Board of Directors authorized up to 4,500,000 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred stock has a par value of $0.001 and is convertible into one-half share of common stock in upon a cash payment by the holder to the Company of $0.40 per common share.  The Series A Convertible Preferred Stock is entitled to receive, in preference to the common stock, of noncumulative dividends, if declared by the Board of Directors, and a claim on the Company's assets upon any liquidation of the Company senior to the common stock.  These preferred shares are not entitled to voting rights. There are presently outstanding 129,062 shares of Series A Preferred Stock

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of August 31, 2013 and August 31, 2012, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK:

Below are recent sales of unregistered securities:

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/6/2011	1,778,193	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $71,128 in principal and interest into 1,778,193 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/6/2011	635,069	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,403 in principal and interest into 635,069 shares of common stock at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/16/2011	625,000	$ 25,000	Accredited Investor	The Company sold 625,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/26/2012	1,000,000	$ 40,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
4/26/2012	250,000	$ 10,000	Accredited Investor	The Company sold 250,000 shares of common stock to a non-related accredited investor at $0.04 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/24/2012	2,276,182	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $45,524 in principal and interest into 2,276,182 shares of common stock at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act

	20,175,346	$ 181,000

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

No warrants were issued in Fiscal 2012

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended August 31, 2013 and 2012, we granted nil and nil options from the stock incentive plan described above, respectively. During the years ended August 31, 2013 and 2012, nil and nil options were exercised, respectively. During the years ended August 31, 2013 and 2012, 80,000 and nil options expired, respectively. During the years ended August 31, 2013 and 2012, $0 and $0 was expensed as stock based compensation, respectively

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740 – Income Taxes, the Company performed a review of its material tax positions. At the adoption date of ASC 740, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of August 31, 2013 and 2012, the Company had no accrued interest and penalties related to uncertain tax positions. The Company is primarily subject to U.S. and Louisiana income taxes. The tax years 2010 to current remain open to examination by U.S. federal and state tax authorities

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 .

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 17 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified two business segments: Personal Care Services and Medical Device Manufacturing.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Below are the segment assets for the periods presented.

	As of August 31, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals
ASSETS
Current Assets:
Cash and cash equivalents	$41,985	$(2,753)	$224	$39,456
Accounts receivable (net of allowance of $3,000)	104,544	3,775	—	108,319
Inventory	—	31,271	—	31,271
Prepaid expenses and other current assets	7,851	30,050	1,275	39,176

Total current assets	154,380	62,343	1,499	218,222

Property and equipment (net of accumulated depreciation)	55,950	21,461	1,122	78,533
Deposits and other assets	—	10,050	—	10,050
Goodwill	478,721	1,217,704	—	1,696,425
Patents, registrations (net of amortization)	—	30,620	—	30,620

Total assets	$689,051	$1,342,178	$2,621	$2,033,850

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of August 31, 2012
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals
ASSETS
Current Assets:
Cash and cash equivalents	$—	$25	$1,906	$1,931
Accounts receivable (net of allowance of $3,000)	—	—	—	—
Inventory	—	—	—	—
Prepaid expenses and other current assets	—	—	2,993	2,993

Total current assets	—	25	4,899	4,924

Property and equipment (net of accumulated depreciation)	—	—	1,481	1,481
Deposits and other assets	—	—	—	—
Goodwill	—	—	—	—
Patents, registrations (net of amortization)	—	—	—	—

Total assets	$—	$25	$6,380	$6,405

Below are the statements of operations for the reporting periods presented.

	For the Year Ended August 31, 2013
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$215,248	$28,998	$—	$244,246

Cost of revenues	156,708	38,991	—	195,699

Gross profit	58,540	(9,993)	—	48,547

Operating expenses:
General and administrative	48,439	49,575	231,653	329,667
Depreciation and amortization	1,049	4,048	358	5,455

Total operating expenses	49,488	53,623	232,011	335,122

Loss from operations	9,052	(63,616)	(232,011)	(286,575)

Other income (expense):
Interest and finance charges	(10,000)	(1,877)	(22,304)	(34,181)
Interest and finance charges - related parties	—	—	(152,087)	(152,087)
Loss on conversion of notes payable - related parties	—	—	(10,242)	(10,242)
Induced conversion expense	—	—	—	—
Loss on disposal of assets	—	—	—	—
Acquisition costs	—		(173,864)	(173,864)
Other income (expenses)	—	126	3,364	3,490

Total other income (expense)	(10,000)	(1,751)	(355,133)	(366,884)

Loss from operations	$(948)	$(65,367)	$(587,144)	$(653,459)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended August 31, 2012
	Personal Care	Medical Device	Corporate
	Segment	Segment	Overhead	Totals

Revenues	$—	$—	$—	$—
	—
Cost of revenues		—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	—	144	130,625	130,769
Depreciation and amortization	—	—	450	450

Total operating expenses	—	144	131,075	131,219

Loss from operations	—	(144)	(131,075)	(131,219)

Other income (expense):
Interest and finance charges	—	—	(10,768)	(10,768)
Interest and finance charges - related parties	—	—	(25,312)	(25,312)
Loss on conversion of notes payable - related parties	—	—	(92,758)	(92,758)
Induced conversion expense	—	—	(25,402)	(25,402)
Loss on disposal of assets	—	—	(110)	(110)
Acquisition costs	—		—	—
Other income (expenses)	—	—	—	—

Total other income (expense)	—	—	(154,350)	(154,350)

Loss from operations	$—	$(144)	$(285,425)	$(285,569)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RESTATED STATEMENT OF CASH FLOWS

	For the Years Ended
	August 31,	August 31,
	2013	2013
	(Restated)	(As Filed)
Operating activities:
Net loss	$(653,459)	$(653,617)	Change due to elimination of goodwill amortization.

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,456	5,614	Change due to elimination of goodwill amortization.
Loss on disposal of property and equipment	—	—
Amortization of discount on notes payable and warrants	—	—
Loss on conversion of notes payable - related parties	10,241	10,241
Induced conversion expense notes payable	—	—
Issuance of stock and warrants for fees	145,406	145,406
Issuance of note for fees	65,000	—	Reclassification of note issued for payment of fees related to Angels acquisition to correct actual cash paid.

Changes in operating assets and liabilities:
Accounts receivable	4,031	124,511	Adjusted to correct actual cash received.
Prepaid expenses and other current assets	9,566	9,566	Adjusted to correct actual cash received.
Inventory	69,610	69,611
Deposits and other assets	—	—
Accounts payable and other accrued expenses	206,591	404,540
Accrued interest payable - related parties	17,090	6,831	Adjusted to reflect portion of related party accrued interest as part of Dotolo Acquisition
Accrued interest payable	14,651	24,394	Adjusted to reflect portion of accrued interest as part of Dotolo Acquisition

Net cash used in operating activities	(105,817)	147,097

Investing activities:
Purchase of property and equipment	—	—
Acquisition of Dotolo subsidiary	1,653	(195,781)	Amounts changed to reflect the cash received in the acquisition
Acquisition of Angels subsidiary	(72,879)	(128,359)	Amounts changed to properly reflect the actual cash outlay for the acquisition.

Net cash used in investing activities	(71,226)	(324,140)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	—
Proceeds from issuance of notes payable - related parties	33,361	33,361
Proceeds from issuance of notes payable	120,000	120,000
Proceeds from the issuance of common stock	106,000	106,000
Repayment of notes payable	(25,917)	(25,917)
Repayment of notes payable - related parties	(18,876)	(18,876)
Repayment of convertible notes payable - related parties	—	—

Net cash provided by financing activities	214,568	214,568

Net increase (decrease) in cash and cash equivalents	37,525	37,525

Cash and cash equivalents, beginning of period	1,931	1,931

Cash and cash equivalents, end of period	$39,456	$39,456

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

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

ONCOLOGIX TECH, INC.

Date: July 30, 2014	By: /s/ Roy Wayne Erwin
Name: Roy Wayne Erwin
Title: Chief Executive Officer and President
Date: July 30, 2014	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy Wayne Erwin	Date: July 30, 2014
Roy Wayne Erwin, Principal Executive Officer

By: /s/ Michael A. Kramarz	Date: July 30, 2014
Michael A. Kramarz, Principal Financial Officer

By: /s/ Michael A. Kramarz	Date: July 30, 2014
Michael A. Kramarz, Principal Accounting Officer

By: /s/ Barry Griffith	Date: July 30, 2014
Barry Griffith, Director