Form 10-Q/A
period 2013-11-30
Oncologix Tech Inc.
filed 2014-07-31
CIK 799694

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

 EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on January 16, 2014 is filed solely to correct the following errors: 1) The company corrected amounts in its section on Unregistered Sale of Equity Securities in Note 9 and Item 2; The Company updated Exhibit 101 as required by Rule 405 of Regulation S-T per the change above.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 – ACQUISITIONS (Continued)

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

NOTE 9 — STOCKHOLDERS EQUITY (Continued)

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

NOTE 9 — STOCKHOLDERS EQUITY (Continued)

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

NOTE 9 — STOCKHOLDERS EQUITY (Continued)

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

NOTE 9 — STOCKHOLDERS EQUITY (Continued)

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

NOTE 9 — STOCKHOLDERS EQUITY (Continued)

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

NOTE 9 — STOCKHOLDERS EQUITY (Continued)

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

The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies and Note 10 –Business Segments.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BUSINESS SEGMENTS (Continued)

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

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $15,620 during the three months ended November 30 2013, from $0, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversion of a non-related party convertible promissory note during the first quarter of fiscal 2014 at below market value.

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

Dated: July 30, 2014	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer