Form 10-K/A
period 2013-08-31
Oncologix Tech Inc.
filed 2014-09-30
CIK 799694

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

Documents Incorporated By Reference

None

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-K filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on July 31, 2014 is filed solely to correct the following errors: 1) To correct the wording on the Auditors Report; 2) To adjust the title of the Statement of Cash Flows; and 3) To include an additional description in Note 18.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncologix Tech, Inc.

We have audited the accompanying balance sheets of Oncologix Tech, Inc. as of August 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013. Oncologix Tech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. as of August 31, 2012 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RESTATED STATEMENT OF CASH FLOWS

	For the Years Ended
	August 31,	August 31,
	2013	2013
	(Restated)	(As Filed)
Operating activities:
Net loss	$(653,459)	$(653,617)	Change due to elimination of goodwill amortization.

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	5,456	5,614	Change due to elimination of goodwill amortization.
Loss on disposal of property and equipment	—	—
Amortization of discount on notes payable and warrants	—	—
Loss on conversion of notes payable - related parties	10,241	10,241
Induced conversion expense notes payable	—	—
Issuance of stock and warrants for fees	145,406	145,406
Issuance of note for fees	65,000	—	Reclassification of note issued for payment of fees related to Angels acquisition to correct actual cash paid.

Changes in operating assets and liabilities:
Accounts receivable	4,031	124,511	Adjusted to correct actual cash received.
Prepaid expenses and other current assets	9,566	9,566	Adjusted to correct actual cash received.
Inventory	69,610	69,611
Deposits and other assets	—	—
Accounts payable and other accrued expenses	206,591	404,540	Adjusted to reflect payables and accrued expenses as part of Dotolo Acquisition.
Accrued interest payable - related parties	17,090	6,831	Adjusted to reflect portion of related party accrued interest as part of Dotolo Acquisition
Accrued interest payable	14,651	24,394	Adjusted to reflect portion of accrued interest as part of Dotolo Acquisition

Net cash used in operating activities	(105,817)	147,097

Investing activities:
Purchase of property and equipment	—	—
Acquisition of Dotolo subsidiary	1,653	(195,781)	Amounts changed to reflect the cash received in the acquisition
Acquisition of Angels subsidiary	(72,879)	(128,359)	Amounts changed to properly reflect the actual cash outlay for the acquisition.

Net cash used in investing activities	(71,226)	(324,140)

Financing activities:
Proceeds from issuance of convertible notes
payable - related parties	—	—
Proceeds from issuance of notes payable - related parties	33,361	33,361
Proceeds from issuance of notes payable	120,000	120,000
Proceeds from the issuance of common stock	106,000	106,000
Repayment of notes payable	(25,917)	(25,917)
Repayment of notes payable - related parties	(18,876)	(18,876)
Repayment of convertible notes payable - related parties	—	—

Net cash provided by financing activities	214,568	214,568

Net increase (decrease) in cash and cash equivalents	37,525	37,525

Cash and cash equivalents, beginning of period	1,931	1,931

Cash and cash equivalents, end of period	$39,456	$39,456

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

ONCOLOGIX TECH, INC.

Date: September 29, 2014	By: /s/ Roy Wayne Erwin
Name: Roy Wayne Erwin
Title: Chief Executive Officer and President
Date: September 29, 2014	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy Wayne Erwin	Date: September 29, 2014
Roy Wayne Erwin, Principal Executive Officer

By: /s/ Michael A. Kramarz	Date: September 29, 2014
Michael A. Kramarz, Principal Financial Officer

By: /s/ Michael A. Kramarz	Date: September 29, 2014
Michael A. Kramarz, Principal Accounting Officer

By: /s/ Barry Griffith	Date: September 29, 2014
Barry Griffith, Director