Form 10-K
period 2014-08-31
Oncologix Tech Inc.
filed 2014-12-11
CIK 799694

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2014

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number: 0-15482

ONCOLOGIX TECH, INC.

(Name of small business issuer in its charter)

Nevada	86-1006416
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1604 W. Pinhook Rd. #200, Lafayette, LA	71360
(Address of principal executive offices)	Zip Code

(616) 977-9933
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	OTC:QB

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

Large accelerated Filer [_] Accelerated Filer [_]

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2014
Common Stock, $0.001 par value	146,365,004

The aggregate number of shares held by non-affiliates of the registrant at August 31, 2014 was 127,546,434. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of August 31, 2014 was approximately $535,695 based on closing stock price of the registrant’s common stock on that date.

Documents Incorporated By Reference

None

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are based on management’s beliefs and assumptions and on information currently available to our management. For this purpose any statement contained in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be forward-looking, including, but not limited to those relating to future demand for the products and services we offer, changes in the composition of the products and services we offer, future revenues, expenses, results of operations, liquidity and capital resources or cash flows, the commodity price environment, managing our asset base, our ability to restructure our existing credit facilities or to obtain additional debt or equity financing, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans, strategies and objectives. Without limiting the foregoing, words such as “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices and marketing activity, future revenues and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein and in our other filings with the U.S. Securities and Exchange Commission (the “Commission”) filings. Additional Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to raise capital when needed and on acceptable terms and conditions;
•	our ability to identify and acquire a viable operating business;
•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	the intensity of competition; and
•	general economic conditions.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature, is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of their dates and should not be unduly relied upon. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Oncologix”, “we”, our” or “us” means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors.

Item 1. Description of Business

OVERVIEW

Oncologix Tech, Inc. is a diversified medical holding company that operates and manufactures Class II medical device products, delivers Personal Healthcare Services and distributes Home Medical and Durable Medical products nationally. For its clients, Oncologix provides FDA approved medical devices and products as well as state licensed healthcare services. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical holding company delivering devices, medical products & technologies, and healthcare services in North America.

We were originally formed in 1995, and in FY 2000 we changed our name to "BestNet Communications Corp." At that time we provided worldwide long distance telephone communication and teleconferencing services to commercial and residential consumers through the internet, which was disposed of in 2007 due to lack of profitability. In July 2006 we changed our business model to develop medical device products.  In July 2006 we acquired JDA Medical Technologies, Inc. ("JDA") and merged this business into Oncologix Corporation, our wholly owned subsidiary.  On January 22, 2007, we changed our name to Oncologix Tech, Inc., to reflect this new business model. The business at that time was the development of a medical device product for brachytherapy (radiation therapy), called the “Oncosphere” (or “Oncosphere System”), for the advanced treatment of soft-tissue cancers. Due to a lack of funding, we suspended those new product development activities on December 31, 2007. On November 1, 2013, due to the development of the brachytherapy device being several years away, and the indication that the product could not be marketed with no guarantee of FDA approvals, it was determined that continued financial support required by Oncologix Corporation would cost the Company substantial capital beyond its means, therefore the Company’s management and Board of Directors disposed of Oncologix Corporation and its Brachytherapy medical device subsidiary. Furthermore, as part of the disposal, the Company was relieved of over $90,000 in debt.

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), an FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and sells hardware and disposable products to a customer base of over 900+ customers both domestically and internationally.  The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colonic-hydro therapy.  Since the acquisition, we have not had significant revenues from sales of our products due to a lack of operating capital needed to procure raw material inventory to currently fill customers’ re-supply and new equipment orders.

On August 1, 2013, we acquired the outstanding stock of Angels of Mercy, Inc. Angels provides non-medical, Personal Care Attendant (PCA) Activities of Daily Living (ADL) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved health service programs performed by a trained caregiver that meets the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills..

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC and Amian Health Services of Alex LLC, herein after referred to as “Amian”.  Amian delivers health-care services that provide routine health and personal care support with Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals.  All administrative personnel of Amian have been merged into AOM to obtain operational synergies. In August 2014, Angels of Mercy, Inc. officially changed its name to Amian Angels, Inc. (“Amian Angels”).

On July 21, 2014 we formed Advanced Medical Products and Technologies Inc. to enter into the Durable Medical and Home Medical Equipment markets. The objective is to acquire companies in this space to develop our Medical Products and Technologies Segment.

On September 25, 2014, we acquired 100% of the stock of Esteemcare Inc. and its subsidiary Affordable Medical Equipment Solutions, Inc. . Esteemcare, Inc, was established in 1996, is a Durable and Home Medical equipment and supply distributor for respiratory therapy, and is Accredited by the “Joint Commission on Healthcare Organizations”. Esteemcare targets patients with sleep obstructive disorders or related chronic illnesses who are insured by Medicare, Medicaid, third-party insurers, or have the ability to pay for our products from their own private resources.

BUSINESS SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified three business segments: Medical Device Manufacturing, Personal Care Services, and Medical Products Distribution and New Technologies.

MEDICAL DEVICE MANUFACTURING

Dotolo Research Corporation (“Dotolo”) designs, manufactures and distributes the Toxygen hardware system with disposables speculums and disposable tubing. The company has a valid Registration from the FDA as a Class II medical device, is licensed by Health Canada, a CE mark for Europe, and is in compliance with ISO 9001:2000 and ISO 13485:2003 regulations. Our product’s primary use is for bowel preparation prior to medical procedures such as a Colonoscopy and OB/GYN medical procedures and for individuals seeking health and wellness prevention for good colon health. There are currently over 22 million colonoscopy procedures performed annually within the United States and our strategic mission is to become the preferred choice of colon lavage cleansing and bowel preparation by both patients and medical professionals. Management believes its primary competitive strengths is its 25 year manufacturing history in the market of hydro-colonic irrigation, its on-going development of new product technologies, exceptional quality controls, and world-wide distribution of all hardware and disposable products. The Company utilizes an indirect, re-seller sales force to promote and sell the company products. Management believes that the Company must expand its manufacturing capacity and its’ distribution sales channels to be able to move into medical markets that management believes is a high growth market. The Management’s strategy to acquire Dotolo Research into a publicly held company in the United States is to enhance the Company’s capital raising abilities to fund increased manufacturing capacity, increase current inventory levels, improve payment terms with our core raw material suppliers to reduce our COGS, execution of new product designs on both hardware and disposable products, maintain regulatory compliance, expansion of a sales and marketing team and additional acquisitions of companies within the medical device and healthcare markets.

Marketing

The Company's overall marketing strategy is to strengthen is current position in the health and wellness markets, leverage its brand reputation and 25 year history as a quality manufacturer of medical device products, and sell directly into the medical space. The direct sales strategy of providing products to health and wellness spas has served the Company’s needs to date and has enabled us to obtain orders while avoiding the costs associated with hiring marketing employees and direct sales representatives. However, future growth will require us to increase our product and brand awareness in the medical markets, hire a full time Quality Assurance/Regulatory Manager, Director of Sales and Marketing, establish additional clinical research on bowel preparations and leverage the existing clinical research performed by Dr. Joseph Fiorito et al. at Danbury Hospital utilizing the Dotolo Research products, increase our brand and marketing, our web presence, and strengthen our domestic and international reseller distribution channels. The Company’s distribution model has resulted in the Company not having a single customer account for more than 10% of its total sales. The Company is seeking to expand its operations so that it can continue to service health and wellness customers but specifically sell products directly to Out-Patient Endoscopy Centers, hospital systems, Veterans Administration Hospitals, Skilled Nursing Homes, and Sterile kit packing distributors which will provide more profitable sales orders.

Domestic and International Payment Terms

Dotolo Research Corporation records revenue both domestically and internationally through indirect sales channels as products are sold to independent distributors or product re-sellers. Terms on all products sold are 50% of the total order, paid in advance, and the balance due prior to final shipment (FOB). These sales terms, to date, has allowed our company to experience extremely few collection problems on its domestic sales. International sales orders are via wire transfer and we have little to no payable receivable issues. Management believes that once we enter into the medical space we will experience payment terms of Net-45 which will require the company to increase its inventory levels on disposable products up to 30-day inventory supply levels.

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

Trademarks, Licenses and Patents

Dotolo Research Corporation owns numerous patents, with its primary patent on the Toxygen hardware, Patent # 5,788,650, “Colon Hydrotherapy Apparatus”- Ultra Violet Water Filtration System. This Patent is valid through 2018 and protects this product design both domestically and internationally.

Management believes that new patents will be granted on our new speculum and hardware designs and in each instance, the patents will, when granted, be sufficient for us to pursue our proposed business strategy.  The grant of a patent by the U.S. Patent Office does not insure that the patent will be upheld in litigation seeking to protect the patent or that the patent will not be found to infringe on patents held by others.

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

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior premarket notification, or 510(k) clearance, or premarket approval (PMA) from the FDA.  The FDA classifies medical devices into one of three classes.  Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, premarket notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls.  Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices are placed in Class III, which requires approval of a PMA application, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness, or they are life-sustaining, life-supporting or implantable devices, or the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.  The FDA may classify our products as class III devices, requiring PMA approval.  A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. A PMA application must include, among other things, a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. A PMA application also must be accompanied by a user fee, unless exempt. For example, the FDA does not require the submission of a user fee for a small business’s first PMA. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information, or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which requires manufacturers to follow design, testing, control, documentation, and other quality assurance procedures.

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

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling and device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. Clinical trials are almost always required to support a PMA application, and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. If a trial is considered a “Non-Significant Risk” (“NSR”) study subject to abbreviated IDE regulations, a formal IDE submission is not required by the FDA.  An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements.  Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent form are approved by appropriate institutional review boards (“IRBs”) at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.  All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. .  Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

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

Competition

The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies that are approved by the FDA to manufacture a Class II medical device for colon-hydro therapy. The Company's major competitors are located in Phoenix, Arizona, Clearwater Florida, San Antonio, Texas, and in Canada. The Company must design and develop a broader range of speculum and disposable products to maintain and grow its market share in the disposable markets.

In a sense, the Company competes with traditional methods of bowel preparation prior to colonoscopy procedures such as Sodium Bi-phosphate and Sodium Phosphate which have general medical acceptance. The Food and Drug Administration (FDA) issued a safety alert regarding Fleet enemas and other related products in 2008. This alert was due to reports of acute phosphate nephropathy which is an acute kidney injury occurring in some patients who had used oral sodium phosphate (OSP) products for bowel cleansing prior to medical procedures. This injury was seen in patients who did not present with risk factors for this condition. We believe that a hydro-colonic irrigation method of bowel preparation will be highly favored by consumers as it does not require a difficult 24 hour fasting period, risk of renal failure, and an often unpleasant 12 hour, overnight bowel preparation.

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

Inventory Management

The Company's ability to manage its inventories properly is an important factor in its operations. Inventory shortages can impede the Company's ability to meet orders on a timely basis. Conversely, excess inventories will result in increased inventory carrying costs that will lower gross margins. If the Company is unable to effectively manage its inventory, its business, results of operations and financial condition will be adversely affected. Dotolo Research Corporation currently operates its inventory management system on MAS-90 (SAGE), and inventory is First In- First- Out (FIFO) and we operate a Just in Time (JIT) system. All raw materials are procured only after receipt of orders and we maintain fifteen (15) day inventory levels to support our top customers with disposable products with those customers that provide the company with Standing Purchase Orders.

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

The target markets and targeted customers for our products include:

•	Health and Wellness Spas
•	Endoscopy Out-Patient Clinics
•	Osteopathic Physicians
•	Hospital Systems- Veterans Hospitals
•	Skilled Nursing Homes
•	Assisted Living Facilities
•	Individuals with disabilities such as paraplegic, quadriplegic and obesity

Implementation of Growth Strategy.

As part of its growth strategy in our health and wellness and medical device markets, the Company will:

•	Re-strengthen and expand existing distribution channels s for our medical device products within the United States. Currently these channels have not been active due to a lack of capital for the production of inventor.
•	Re-strengthen our existing international distribution and re-seller agreements that we have previously established specifically in the United Kingdom, Saudi Arabia (Middle East), Africa, Mexico, Taiwan and Australia.
•	Release new product development on Version 2 of the Toxygen hardware system in 2nd qtr 2015 and release new speculum disposable products.

•	Expand its factory operations to be able to accept large orders that will involve larger production runs that management believes will be more profitable.

These initiatives are largely conditioned upon the Company obtaining additional capital, of which there can be no assurance. Any such failures could have an adverse effect on the Company's business, results of operations and financial condition.

PERSONAL CARE SERVICES

Amian Angels, Inc. (“Amian Angels”) provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

PCA services that are reimbursed to Amian Angels under the waiver:

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

Supervised Independent Living (SIL) is an alternative program for mentally challenged, developmentally disabled or physically disabled individuals. Amian Angels provides the following personal health services:

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

Services and Fee Structure

Amian Angels is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for Amian Angels to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program.

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

Several programs within the NOW- Title 19.

Reimbursement rates:

IFS day program: $3.61/quarter hour

IFS night: $2.17quarter hour

IFS day x2: $2.72/quarter hour

IFS day x3: 2.36/quarter hour

IFS night x2: $1.52/quarter hour

Supervised Independent Living (SIL) - Clients live independently but with supervision and assistance from Amian Angels trained staff. Activities of Daily Living skills are taught by staff to clients. Some clients go to day programs, some are employed, and some clients receive 24 hours/day personal care services. Reimbursement rate: 16.93/hour/daily care 24/7

Non-FDA Government Regulation

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

Competition

The Company currently operates in a highly competitive environment in Personal Care Attendant (PCA) services. The Company's competitors are located throughout the State of Louisiana where Personal Care Attendant licenses are authorized by the Department of Health and Hospitals to conduct business.. To provide a competitive edge on the competition, Amian Angels will continue to hire highly skilled company employees,, deliver on-going training, and deliver the highest level of personal care services.

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

MEDICAL PRODUCTS AND TECHNOLOGIES

Esteemcare Inc.

Esteemcare, Inc, established in 1996, is a Durable and Home Medical equipment and supply distributor for respiratory therapy and is Accredited by the “Joint Commission on Healthcare Organizations”.

Esteemcare - Company Vision:

• Promote excellence in set- up and patient education of Respiratory Therapy, home medical equipment and sleep therapy services.

• Do so through efficient utilization of resources by professionally trained Respiratory therapists.

• To operate under the supervision and medical direction of referring physicians.

Esteemcare targets patients with sleep obstructive disorders or related chronic illnesses who are insured by Medicare, Medicaid, third-party insurers, or have the ability to pay for our products from their own private resources. Sleep apnea is a serious sleep disorder that occurs when a person's breathing is interrupted during sleep. People with untreated sleep apnea stop breathing repeatedly during their sleep, sometimes hundreds of times. This means the brain -- and the rest of the body -- may not get enough oxygen.

There are two types of sleep apnea:

• Obstructive sleep apnea (OSA): The more common of the two forms of apnea, it is caused by a blockage of the airway, usually when the soft tissue in the back of the throat collapses during sleep.

• Central sleep apnea: Unlike OSA, the airway is not blocked, but the brain fails to signal the muscles to breathe, due to instability in the respiratory control center.

Sleep apnea can affect anyone at any age, even children. Risk factors for sleep apnea include:

• Being male

• Being overweight

• Being over age 40

• Having a large neck size (17 inches or greater in men and 16 inches or greater in women

• Having large tonsils, a large tongue, or a small jaw bone

• Having a family history of sleep apnea

• Gastroesophageal reflux, or GERD

• Nasal obstruction due to a deviated septum, allergies, or sinus problems

What Are the Effects of Sleep Apnea?

If left untreated, sleep apnea can result in a growing number of health problems, including:

• High blood pressure

• Stroke

• Heart failure, irregular heart-beats, and heart attacks

• Diabetes

• Depression

• Worsening of ADHD

• Headaches

Facilities

The Company operates from two (2) administrative locations: Columbia South Carolina, a 1,800 square foot commercial building and in Charleston, South Carolina, a 1,200 square foot commercial building. The business leases are on month-to-month agreements with the monthly lease payments below market average.

Employees

As of September 25, 2014, Esteemcare has eight (8) full time employees, one (1) Office Manager, three (3) billing personnel, two (2) Respiratory Technicians, one (1) accounting manager, and one (1) delivery person, None of these employees are covered by any collective bargaining agreement. The Company presently considers its employee relations to be satisfactory.

Physicians Referrals- Customers

The Company's financial success is directly related to maintaining the continued relationships with referring physicians and delivering a high excellence of personal care and services to our clients and the willingness of new physicians and qualified clients to accept our organization as the “Preferred Choice” to provide the CPAP equipment and respiratory supplies with the highest level of personal care.

Medicare Competitive Bidding Areas

Esteemcare was awarded contracts in 46 Competitive - MSA Bid Areas.

Product Category: CPAP Devices, Respiratory Assist Devices, and Related Supplies

Major MSA Markets Awarded By Company:

Albany-Schenectady-Troy, NY , Albuquerque, NM ,Asheville, NC ,Atlanta-Sandy Springs-Marietta, GA Augusta-Richmond County, GA-SC ,Baton Rouge, LA , Bridgeport-Stamford-Norwalk, CT ,Bronx-Manhattan, NY ,Cape Coral-Fort Myers, FL , Charleston-North Charleston-Summerville, SC ,New Haven-Milford, CT ,New Orleans-Metairie-Kenner, LA ,North East NY CBA Metro ,North Port-Bradenton-Sarasota, FL ,Northern NJ Metro CBA ,Ocala, FL , Oklahoma City, OK ,Omaha-Council Bluffs, NE-IA , Palm Bay-Melbourne-Titusville, FL ,Phoenix-Mesa-Glendale, AZ ,Poughkeepsie-Newburgh-Middletown, NY Raleigh-Cary, NC ,Colorado Springs, CO, Columbia, SC ,Deltona-Daytona Beach-Ormond, FL ,Denver-Aurora-Broomfield, CO, Greensboro-High Point, NC , Greenville-Mauldin-Easley, SC ,Hartford-West Hartford-East Hartford, CT, Jacksonville, FL ,Lakeland-Winter Haven, FL ,Milwaukee-Waukesha-West Allis, WI, Minneapolis-St. Paul-Bloomington, MN-WI, Nassau-Brooklyn-Queens-Richmond County Metro Richmond, VA ,Seattle-Tacoma-Bellevue, WA ,Southern NY Metro CBA

Medicare Competitive Bidding Area Awards

Suffolk County, Syracuse, NY ,Tampa-St. Petersburg-Clearwater, FL ,Tucson, AZ ,Tulsa, OK Virginia Beach-Norfolk-Newport News, VA-NC , Washington-Arlington-Alexandria, DC-VA-MD-WV

The HME/DME-Respiratory Market

The U.S. domestic healthcare spending is expected to increase by approximately $2.3 trillion from $2.7 trillion in 2011 to $5.0 trillion in 2022, according to the Centers for Medicare and Medicaid Services (“CMS”). Revenues for CPAP Therapy to treat sleep disorders are projected to grow at 15%-20% for the next 5 years. No other product line in undergoing this much consistent growth. Continuous Positive Airwave Pressure (CPAP) is a treatment in which a mask is worn over the nose and/or mouth while you sleep. The mask is hooked up to a machine that delivers a continuous flow of air into the nose. This air flow helps keep the airways open so that breathing is regular. CPAP is considered by many experts to be the most effective treatment for sleep apnea.

As the baby boomer population ages, CMS estimates that the number of Americans over the age of 65 will increase from an estimated 42.6 million in 2012 to 58.3 million in 2022. The Centers for Disease Control estimates that 80% of older adults have at least one chronic condition and 50% have at least two. Esteemcare is medical distributor providing Durable and Home Medical CPAP products and related supplies. The products that we distribute are classified as Durable Medical Equipment (“DME”). CMS estimates that the national expenditures within the DME market will increase by over $27 billion from $38.9 billion in 2011 to $66.7 billion in 2022. The number of DME companies billing Medicare less than $300,000 per year has been declining, or consolidating, over the last few years according to HME News, primarily as a result of increased Medicare accreditation, bonding requirements and Medicare Competitive Bidding. We have been able to attract new referral physicians and patients looking for new suppliers as a result of consolidation within the DME market over the last few years.

Small medical distribution companies can compete against national companies because Home Medical Equipment (HME) and Durable Medical Equipment (DME) pricing is government regulated. Medical Device-network.com in January of 2012 reports, “The market is highly regulated, however, transparent and ‘rules-based’, small and medium enterprises (SMEs) have traditionally played a crucial role in the development of new products in the medical services, biotech and medical device industry. Because of their quick adaptability, ability to identify market niches and considerable innovative potential, these firms form an important component of the healthcare industry worldwide. Accounting for more than 50% of all pipeline products, they have a significant role in the future of the healthcare industry”. According to the U.S. Census Bureau, the generation described as the "Baby Boom" is just now reaching age 65. The United States' National Institutes of Health, National Institute for Aging projects that in the next fifteen (15) years the population aged 65 to 84 years old will grow by roughly 50%, peaking in 2025. The combined U.S. market for home healthcare products is expected to expand annually by nearly 7.0%. The Company anticipates an increased emphasis on medical equipment solutions that reduce the cost of care and improve patient outcomes. Our medical distribution strategy is to serve the growing demand for HME by building a national and international distribution network with exclusive rights to products that are positioned to address the changing industry requirements.

Key Market Segments Served

Skilled Nursing Facilities: There are in excess of 17,000 skilled nursing facilities in US with 1.84 million beds which are projected to grow 10% per annum through 2016. By 2020, a 65-year-old man could be expected to live to the age of 82 and a woman could be expected to live to the age of 85. For those over the age of 65, there is a 41 percent chance that they will spend an average of 2.5 years in a skilled nursing facility. A one-year stay in a nursing home can cost between $30,000 and $80,000.

Acute and Critical Care Facilities: Although there has been a decline in the number of hospitals that provide acute care services in the United States, there is an estimated 5,200 medical facilities and the total numbers of acute care facilities and out-patient surgery centers have increased annually. This shift was in part the result of payer pricing pressures, declining physician reimbursements, and this has t created an incentive for acute care hospitals to lower-costs and to establish physician-owned, out-patient surgery centers.

Assisted Living Facilities: There are approximately 33,000 Assisted Living Facilities operating in the U.S. today. Nursing home spending is expected to grow 6.6 percent annually by 2018.

Hospitals and Medical Institutions: There are well over 5,000 hospitals in the U.S. with approximately 1,000,000 beds. Although the short-term outlook for hospitals is mixed, a common theme is to reduce the total cost of care, improve efficiencies and allow patients to remain in their home with home based care as long as possible.

Federal Agencies: In fiscal year 2008, the Department of Veterans Affairs (VA) spent about $4.1 billion on long-term care for veterans. The VA estimated a budget increase of 165% between fiscal years 2008 and 2015 for institutional and non-institutional care.

Home Medical Care Industry: It is estimated that in 2010 there were over 30,000 home health care facilities in the United States. Home health care spending is projected to grow an average of 7.9 percent from 2013 to 2018.

Stroke Centers: There are an estimated 500 stroke centers throughout the United States.

Burn Centers: There are an estimated 120 burn centers throughout the United States.

Physical/Occupational Therapy Centers: There are well over 5,000 physical therapy facilities throughout the United States. The demand for physical therapists is expected grow by 30% over the next decade.

Esteemcare revenues are derived from physician referrals, sleep centers, patient referrals, in-service set-ups, and by supplying CPAP products and supplies to meet the growing requirements to combat severe/chronic sleep disorders. Customers meet with company Respiratory Technicians and our therapists provide the appropriate CPAP device to the customer. We market our products directly to referral physicians, insurance payers, and consumers through our direct push marketing efforts. We target consumers with chronic sleep obstructive conditions and who require a continuous supply of medical products that provide attractive gross margins.

We receive initial contact from prospective customers in the form of physician prescriptions. These referrals are then qualified and become new customers. Our qualification efforts primarily involve verifying insurance eligibility, obtaining the required medical documentation from the customer’s physician, and explaining our billing and collection processes, if applicable. The majority of the new customers qualified from our process typically place their initial order with us within 24 -48 hours from the time we receive initial contact from the physician and customer. Since our inception, we have demonstrated our ability to attract and retain customers with our unique customer service that generates recurring revenues on supply parts that can last for periods of greater than two years.

Accounts Receivable

Our accounts receivable are generally due from Medicare, Medicaid, private insurance companies, and our private patients. Accounts receivable are reported net of allowances for contractual adjustments and uncollectible accounts. The collection process is time consuming, complex and typically involves the submission of claims to multiple layers of payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active for up to 18 to 24 months from the initial billing date. In accordance with regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a manner consistent for all classes of payers.

The Company has established an allowance to account for contractual adjustments that result from differences between the payment amount received and the expected realizable amount. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. Based on our current billing system, we are unable to directly compare the aggregate estimated allowance for contractual adjustments to the actual contractual adjustments recorded. However, we do analyze the aggregate allowance for contractual adjustments as a percentage of net sales compared to the last twelve months’ actual contractual adjustments as a percentage of net sales to determine that our estimated allowance for contractual adjustments is a reasonable basis for recording our periodic allowance for contractual adjustments.

As a result of the Budget Control Act of 2011, or sequestration, effective April 1, 2013, Medicare reduced payments for Part B Medicare claims by 2%, but did not change the published allowable Medicare rates. Allowances for uncollectible accounts (or bad debts) are recorded as an operating expense and consist of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payer’s inability or refusal to pay. In establishing the appropriate allowance for uncollectible accounts, management makes assumptions with respect to future collectability. We base our estimates of accounts receivable collectability on our historical collection and write-off experience, our credit policies, and aging of our accounts receivable. Changes in judgment regarding these factors will cause the level of accounts receivable allowances to be adjusted.

The typical collection process begins with the electronic submission of a claim to Medicare, Medicaid, or other primary insurance carriers, for which a response (and payment) is obtained within 15 to 30 days. Any claim denials are generally acted upon timely following the response and, where applicable, corrected claims are submitted. A response (and co- payment) for amounts billed to secondary payers, including Medicaid, private third-party insurance carriers, and patients, generally occurs within 30 to 60 days of submission of the claim. On a continual basis, the outstanding accounts receivable balances are reviewed by collection personnel, including contacting the insurance company and/or patient in an attempt to determine why payment has not been remitted and obtain payment from the respective responsible party. When applicable, corrected claims are submitted to the insurance carrier. Patient statements are generated and sent out monthly. Outbound calls are continually made to patients with outstanding balances in an attempt to obtain payment. Uncollectible account balances for all payer classes are written off after remaining unpaid for a period of 24 months. Balances that are determined to be uncollectible prior to the passage of 24 months from the last billing date are written off at the time of such determination.

We perform eligibility and insurance verification on patients prior to the shipment of products and submission of a claim. As a result, we do not have amounts that are pending approval from third-party payers outside of the typical review process for submitted claims.

Accounts receivable are reported net of allowances for contractual adjustments and uncollectible accounts. Contractual adjustments are recorded against revenues. Contractual adjustments result from differences between the payment amount received and the expected realizable amount. Bad debt is recorded as an operating expense and consists of billed charges that are ultimately deemed uncollectible due to the customer’s or third-party payer’s inability or refusal to pay.

The Company performs analyses to evaluate the net realizable value of accounts receivable. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on the Company’s results of operations and cash flows. The Company does not accrue interest on its accounts receivable.

Revenue Recognition

We recognize revenue related to product sales upon delivery to customers provided that we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which those documents are collected and verified. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and from patients directly. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.

Esteemcare- Payer Mix:

Medicare- 40%

Private Insurance- 26%

Blue Cross/Blue Shield of South Carolina- 17%

Private Pay 8%

Tricare/VA- 7%

Medicaid- 2%

Product Mix:

Sleep 95%- Oxygen 5%

Shipping and Handling Costs:

Shipping and handling: Charges/costs are not allowed to be charged to the patients in compliance with Medicare policy.

Equipment Leases

The Company performs a review of newly acquired equipment leases to determine whether a lease should be treated as a capital or operating lease. Capital lease assets are capitalized and depreciated over the term of the initial lease. A liability equal to the present value of the aggregated lease payments is recorded utilizing the stated lease interest rate. If an interest rate is not stated, the Company will determine an estimated cost of capital and utilize that rate to calculate the present value. For equipment leases, the Company records rent expense and amortization of leasehold improvements on a straight-line basis over the initial term of the lease.

Operating Leases

The Company leases various software, and equipment under non-cancelable operating leases that expire at various times that extend through April 2016.

Proprietary Rights

We have entered into an Employment Agreement with our President, Key Managers and have executed Non-Circumvent and Non-Disclosure agreements with key employees that require them to keep all of our proprietary information and customers lists confidential. We cannot assure that such protections will prove adequate should they be challenged in litigation.

Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ONCOLOGIX TECH EMPLOYEES

We currently employ a total of 191 full and part-time employees. Our Chief Executive Officer operates a business office in Louisiana, our Chief Financial Officer located in Michigan, our Medical Product Division President located in Arizona and our Health Services Division President in Louisiana. Our Medical Device manufacturing segment has 1 full-time employee. Our Personal Care Services segment employs seventeen (17) full time employees and one hundred and sixty-four (164) part-time employees, and Esteemcare Inc has six (6) full-time employees.. None of these employees are covered by any collective bargaining agreement. The Company presently considers its employee relations to be satisfactory.

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

Risk of Issued Series D Convertible Preferred Stock to Common Shareholders

In March 2013, our Board of Directors authorized up to 60,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible stock has a par value of $0.001 and is convertible into 1,000 shares of common stock beginning after March 1, 2014. In December 2013, our Board of Directors increased the shares designated as Series D Convertible Preferred Stock to 200,000. Each share of Series D Convertible Preferred Stock has a stated value of $80.25. Each shares of Series D Convertible Preferred Stock shall have voting rights as stated next: March 1, 2013 to February 28, 2014, 400 votes per share; March 1, 2014 to February 28, 2015, 800 votes per share; March 1, 2015 to February 28, 2016, 1,200 votes per share; March 1, 2016 to February 28, 2017, 1,600 votes per share; March 1, 2017 and after, 2,000 votes per share.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. As of August 31, 2014, the Company identified two material weaknesses: a) Oncologix lacks the necessary corporate accounting resources to maintain adequate segregation of duties; b) In addition, we have a lack of a functioning Audit Committee as we only have one independent director is not considered a Financial Expert within the meaning of Section 407 of the Sarbanes-Oxley Act. We may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock due to our internal control being ineffective.

Financial Condition of Dotolo Research Corporation (“DOTOLO”)

Dotolo Research Corporation has limited working capital with little cash on hand at August 31, 2014. Since January 31, 2013, Dotolo has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750. Additional financing will be required to get Dotolo to cash flow, break even.

Need for Additional Capital

We will need substantial funds to procure raw materials for inventory, to complete the redesign of new product introductions, manufacturing, and the sales and marketing of our products at Dotolo. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings from other sources. Amian Angels operates with positive cash flow sufficient to service the business operations and debt payment requirements of the acquisition but will need additional funds to complete the audit in addition to the costs for other required SEC regulatory filings. We estimate the need to raise at least $500,000 of additional funding for working capital and inventory procurement for Dotolo. Additionally, we estimate the need to raise at least $1,200,000 for overhead of Oncologix Tech, Inc and debt servicing. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

Uncertainties Regarding Healthcare Reimbursement and Reform

Our ability to execute our strategy in the medical markets depends in part on the extent to which healthcare services and products are paid by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related medical treatments. Our business could be harmed if healthcare payers and providers implement cost-containment measures and if governmental agencies implement cost reduction measures that reduce payment to our customers for their use of our products.

Industry Intensely Competitive.

The medical device and health services industry is intensely competitive. While we maintain a market share in hardware and disposable products , there is no guarantee we can maintain or re-gain that market share. We will compete with both public and private medical device and pharmaceutical companies that have a greater number of products on the market, have greater financial resources and have other competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities or will not develop products that are accepted more widely than ours.

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

Our common stock is traded on the OTC:QB under the symbol “OCLG”. The high and low close prices of the Company's common stock as reported for the last two fiscal years, by fiscal quarter (i.e. first quarter = September 1 through November 30) were as follows:

	High	Low
FISCAL YEAR ENDED:
August 31, 2014
First Quarter	$ 0.0250	$ 0.0071
Second Quarter	$ 0.0270	$ 0.0066
Third Quarter	$ 0.0088	$ 0.0055
Fourth Quarter	$ 0.0090	$ 0.0045

FISCAL YEAR ENDED:
August 31, 2013
First Quarter	$ 0.08	$ 0.05
Second Quarter	$ 0.07	$ 0.04
Third Quarter	$ 0.08	$ 0.03
Fourth Quarter	$ 0.05	$ 0.01

The closing stock price of our common stock on November 19, 2014, was $0.0042.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended August 31, 2014.

Holders

As of November 13, 2014, the Company had 90 shareholders of record of its common stock. As of November 13, 2014, 1,342 owners of our common stock held them in the names of various broker-dealers.  As of November 13, 2014, the Company had one Unit holder of record.  As of November 13, 2014, the Company had ten owners of Units who held them in the names of various brokers.

Dividend Policy

The Company has never declared any cash dividends on any of the Company’s equity securities and currently plans to retain future earnings, if any, for business growth.

Stock Performance Graph

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Equity Compensation Plan Information

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of the end of fiscal 2014.

2000 Stock Incentive Plan

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	For Future
	Options	Outstanding Options	Issuance Under Plans

Equity compensation plans
approved by stockholders	6,173,750	$0.016	559,796

Equity compensation plans
not approved by stockholders	-	$0.000	-

TOTAL	6,173,750	$0.016	559,796

The Company is authorized to issue up to 7,500,000 shares of common stock under its 2000 Stock Incentive Plan. Shares may be issued as incentive stock options, non-statutory stock options, deferred shares or restricted shares. Options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. The 2000 Stock Incentive Plan also provides for an annual grant of options to members of our Board of Directors. For fiscal years ended August 31, 2012, 2011, 2010, 2009 and 2008, our Board of Directors elected to waive the grant of these annual options. We have ,473,293 shares of common available for future issuance under our 2000 Stock Incentive Plan as of August 31, 2014. Under the 2000 Stock Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant. This plan has been approved by our shareholders.

2013 Omnibus Incentive Plan

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	For Future
	Options	Outstanding Options	Issuance Under Plans

Equity compensation plans
approved by stockholders	-	$0.00	-

Equity compensation plans
not approved by stockholders	-	$0.00	8,000,000

TOTAL	-	$0.00	8,000,000

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013. This plan has not been approved by the Company’s shareholders and consequently, we cannot issue Incentive Stock Options to employees at this time. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. We have 8,000,000 shares of common available for future issuance under our 2013 Omnibus Incentive Plan as of August 31, 2014. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

For a description of our 2000 Stock Incentive Plan and 2013 Omnibus Incentive Plan, please see the description set forth in Note 8 of our Consolidated Financial Statements.

Recent Sales of Unregistered Securities

The following table contains information regarding our sales of unregistered securities during the past two fiscal years.

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.

6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/10/2014	1,058,201	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,058,201 shares of common stock at $0.004725 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/28/2014	1,473,622	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,473,622 shares of common stock at $0.003383 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/3/2014	1,508,296	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,508,296 shares of common stock at $0.003315 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/10/2014	1,724,733	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,724,733 shares of common stock at $0.002899 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/12/2014	6,000,000		Vendor	The company issued 6,000,000 shares of common stock as consideration for services. The company recorded an expense of $24,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.

	87,801,746	$ 116,000

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

RECENT ACQUISITIONS AND DIVESTURES

In furthering our strategy to be the best small cap medical device and healthcare holding company, we acquired Dotolo Research Corporation (“DOTOLO”) on March 22, 2013, Angels of Mercy, Inc. (“AOM”) on August 1, 2013, Amian Health Services on December 10, 2013, and Esteemcare Inc. on September 25, 2014. These acquisitions are further described in Note 4 – Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

Comparison of the fiscal years ended August 31, 2014 (‘fiscal 2014”) and 2013 (‘fiscal 2013”)

Revenue

Revenues increased to $3,677,475 for fiscal 2014, from $244,246 from the comparable period in fiscal 2013. Revenues were driven by sales from Amian Angels Inc.

Cost of Revenues

Cost of revenues increased to $3,063,064 for fiscal 2014, from $195,699 during the comparable period in fiscal 2013. Cost of revenues for Dotolo were $46,843 for fiscal 2014 and consist primarily of direct labor and minor purchases of materials for our new product development . Cost of revenues for Amian Angels were $3,016,221 for fiscal 2014 and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services.

Research and Development Expense

Research and development expense increased to $30,000 for fiscal 2014, from $0 during the comparable period in fiscal 2013. Research and development expenses consisted of costs for the development of dies and molds for Dotolo’s Toxygen product..

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $1,133,431 during fiscal 2014, from $329,667, an increase of over 100% or $803,764 from the comparable period in fiscal 2013. The primary reason for the increase is due to the general and administrative expenses associated with full years expenses of Dotolo and Amian Angels, whose companies were acquired late fiscal 2013. Payroll and related expenses increased to $305,698 during the fiscal 2014, from $193,029 in the comparable period in fiscal 2013, due primarily to the hiring of our CEO, President of Amian Angels, President of our Medical Products division and administrative salaries at Amian Angels. Legal expense increased to $68,675 fiscal

2014, from $16,531 in the comparable period in fiscal 2013, due primarily to legal fees incurred in fiscal 2014 related to our acquisition of Amian Health Services and legal fees related to our senior lender borrowing. Rent expense increased to $80,329 during fiscal 2014, from $15,500 in the comparable period in fiscal 2013, as a result of facilities rented by both Dotolo and Amian Angels which were acquired in late fiscal 2013. Insurance expense increased to $67,316 during fiscal 2014, from $14,006 in the comparable period in fiscal 2013, due primarily to workers compensation and facility insurance from Amian Angels. Stock Based Compensation increased to $91,163 during fiscal 2014, from $0 in the comparable period in fiscal 2013, due to the issuance of stock options to the company’s senior management. Investor Relation and press release expense increased to $84,870 during fiscal 2014, from $299 during the comparable period in fiscal 2013 primarily as a result of additional press releases and investor relations contracts entered into during fiscal 2014. Bad debt expense increased to $120,456 during fiscal 2014, from $0 during the comparable period in fiscal 2013 as a result of write offs of uncollectible receivables from Amian Angels.

Depreciation and Amortization

Depreciation and amortization increased to $22,819 during fiscal 2014, from $5,455 during fiscal 2013. The increase in depreciation and amortization was the result of fixed assets acquired in our two fiscal 2013 and one fiscal 2014 acquisitions.

Interest Income

We had no interest income in fiscal 2014 or fiscal 2013.

Interest and Finance Charges

Interest and finance charges increased to $805,618 during fiscal 2014 from $34,181, an increase of over 100% from fiscal 2013. The increase is primarily attributable to the acquisition of additional non-related party debt and convertible debt incurred during fiscal 2014.

Interest and finance charges – related parties decreased to $3,192 during fiscal 2014, from $152,087, a decrease of 98% or $148,895 for the comparable period in fiscal 2013. The decrease is primarily attributable to reclassifying former related party debt as non-related during fiscal 2014.

A summary of interest and finance charges is as follows:

	For the Year Ended
	August 31,	August 31,
	2014	2013
Interest expense on non-convertible notes	$ 264,339	$ 4,734
Interest expense on non-convertible notes - related parties	3,192	579
Interest expense on convertible notes payable	81,474	10,000
Interest expense on convertible notes payable - related parties	-	14,102
Amortization of note payable discounts	108,325	-
Amortization of note payable discounts - related parties	-	-
Other interest and finance charges	351,480	156,853

Total interest and finance charges	$ 808,810	$ 186,268

Loss on Conversion of Notes Payable

Loss on conversion of notes payable increased to $137,505 during fiscal 2014, from $10,242, for the comparable period in fiscal 2013. The increase was due to the issuance of shares of common stock for the conversions of a non-related party convertible promissory notes during the fiscal 2014 at below market value.

Income Taxes

At August 31, 2014, the Company had federal net operating loss carry forwards totaling approximately $25,100,000. At August 31, 2014, the Company did not have any state net operating loss carry forwards. The federal net operating loss carry forwards expire in various amounts beginning in 2018 and ending in 2035. Due to our history of incurring losses from operations, we have provided a valuation allowance for our net operating loss carry forward.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2013, we have acquired three companies. While these acquisitions greatly increased the value of our Company, we are not fully cash flow positive. Cash flows from the issuances of promissory notes and common stock for cash are not sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $1,407,571 and $653,459 in net losses, and we used $629,942 and $105,817 in cash for operations for the years ended August 31, 2014 and 2013, respectively. Investing activities used $67,232 and $71,226 for the years ended August 31, 2014 and 2013, respectively. Net cash generated from financing activities for the years ended August 31, 2014 and 2013 was $675,222 and $214,568, respectively. As of August 31, 2014, we had a cash balance of $17,504. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that we will require approximately $1,500,000 to operate through August 31, 2015. Approximately $1,000,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at Dotolo. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

As of August 31, 2014, we had total outstanding short-term and long-term debt and liabilities totaling $2,800,176 net of discounts. Please see Note 8 for further information.

CRITICAL ACCOUNTING POLICIES

“The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

We suggest that the Summary of Significant Accounting Policies, as described in Note 2 of our Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described in Note 3 of our Consolidated Financial Statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment. The Company has no off-balance sheet arrangements as of August 31, 2014 and 2013.

NEW ACCOUNTING STANDARDS

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact. For details of new accounting standards, please refer to Note 17 of our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 promulgated under of the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data

Oncologix Tech, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended August 31, 2014 and 2013

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oncologix Tech, Inc.

We have audited the accompanying balance sheets of Oncologix Tech, Inc.as of August 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014. Oncologix’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oncologix Tech, Inc. as of August 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at August 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 5, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2014 AND 2013

	August 31,	August 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$17,504	$39,456
Accounts receivable (net of allowance of $9,000)	213,399	108,319
Inventory	31,271	31,271
Prepaid expenses and other current assets	9,307	39,176
Prepaid commissions and finders' fees	3,152	—

Total current assets	274,633	218,222

Property and equipment (net of accumulated depreciation
of $28,264 and $11,820)	39,967	78,533
Deposits and other assets	14,582	10,050
Goodwill	1,781,779	1,696,425
Patents, registrations (net of amortization of $97,983 and $91,859)	24,497	30,620

Total assets	$2,135,458	$2,033,850

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $99,491 and $0)	$436,308	$360,025
Notes payable (net of discount of $18,596 and $0)	946,104	138,494
Notes payable - related parties	51,600	56,200
Accounts payable and other accrued expenses	732,934	895,664
Accrued interest payable	148,681	66,969
Accrued interest payable - related parties	6,342	65,743
Current portion of long term debt	82,532	—

Total current liabilities	2,404,501	1,583,095

Long-term liabilities:
Notes payable (net of current portion)	395,675	811,500
Convertible notes payable	—	—

Total long-term liabilities	395,675	811,500

Total liabilities	2,800,176	2,394,595

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at
August 31, 2014 and August 31, 2013, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 58,564 shares issued and outstanding at
August 31, 2014 and August 31, 2013, respectively	79	59
Common stock, par value $.001 per share; 750,000,000 shares authorized;
134,600,152 and 74,587,422 shares issued and outstanding at
August 31, 2014 and August 31, 2013, respectively	134,600	74,587
Additional paid-in capital	47,565,869	58,560,265
Accumulated deficit prior to reentering development stage	(48,370,395)	(58,992,296)
Common stock subscribed	5,000	—
Noncontrolling interest	—	(3,489)

Total stockholders' deficit	(664,718)	(360,745)

Total liabilities and stockholders' deficit	$2,135,458	$2,033,850

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,	August 31,
	2014	2013

Revenues	$3,677,475	$244,246

Cost of revenues	3,063,064	195,699

Gross profit	614,411	48,547

Operating expenses:
General and administrative	1,133,431	329,667
Research and development expense	30,000	—
Depreciation and amortization	22,819	5,455

Total operating expenses	1,186,250	335,122

Loss from operations	(571,839)	(286,575)

Other income (expense):
Acquisition costs	—	(173,864)
Interest and finance charges	(805,618)	(34,181)
Interest and finance charges - related parties	(3,192)	(152,087)
Loss on conversion of notes payable - related parties	(137,505)	(10,242)
Loss on disposal of assets	(28,748)	—
Other income (expenses)	139,331	3,490

Total other income (expense)	(835,732)	(366,884)

Loss from continuing operations	(1,407,571)	(653,459)

Discontinued operations
Operating loss from discontinued operations	(36)	(14)
Gain on disposal of discontinued operations	95,564	—

Gain from discontinued operations	95,528	(14)

Less loss attributable to noncontrolling interest	—	—

Net gain from discontinued operations	95,528	(14)

Net loss before income taxes	(1,312,043)	(653,473)

Income taxes	—	—

Net loss attributable to common shareholders	$(1,312,043)	$(653,473)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	(0.00)

	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	102,556,908	61,864,435

The accompanying notes are an integral part of these consolidated financial statements.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD SEPTEMBER 1, 2013 THROUGH AUGUST 31, 2014

	Series A		Series D				Additional		Non-	Common
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Subscribed	Total

Balance, August 31, 2012	129,062	$129	—	$—	57,563,258	$57,563	$57,697,233	$(58,338,851)	$(3,475)	$—	$(587,401)

Issuance of stock purchased for cash	—	—	—	—	15,000,000	15,000	91,000	—	—	—	106,000
Issuance of stock for fees	—	—	—	—	1,000,000	1,000	7,000	—	—	—	8,000
Issuance of preferred stock	—	—	58,564	59			585,581	—	—	—	585,640
Conversion of notes payable	—	—	—	—	1,024,164	1,024	9,217	—	—	—	10,241
Issuance of warrants for finance charges	—	—	—	—	—	—	159,992	—	—	—	159,992
Loss on conversion of notes payable -
related parties	—	—	—	—	—	—	10,242	—	—	—	10,242
Net loss	—	—	—	—	—	—	—	(653,445)	(14)	—	(653,459)

Balance, August 31, 2013	129,062	$129	58,564	$59	74,587,422	$74,587	$58,560,265	$(58,992,296)	$(3,489)	$—	$(360,745)

Issuance of stock purchased for cash	—	—	—	—	2,700,000	2,700	17,300	—	—	—	20,000
Issuance of stock for fees	—	—	—	—	15,000,000	15,000	150,500	—	—	—	165,500
Stock based compensation	—	—	—	—	—	—	91,163	—	—	—	91,163
Issuance of preferred stock for fees	—	—	20,000	20	—	—	149,980	—	—	—	150,000
Acquisition of business assets	—	—	—	—	—	—	—	—	—	—	—
Conversion of notes payable	—	—	—	—	42,312,730	42,313	174,112	—	—	5,000	221,425
Loss on conversion of notes payable	—	—	—	—	—	—	137,387	—	—	—	137,387
Beneficial conversion feature - notes
payable	—	—	—	—	—	—	140,445	—	—	—	140,445
Issuance of warrants for fees and
finance charges	—	—	—	—	—	—	82,192	—	—	—	82,192
Disposition of subsidiary	—	—	—	—	—	—	(11,937,475)	12,029,472	3,489	—	95,486
Net loss	—	—	—	—	—	—	—	(1,407,571)	—	—	(1,407,571)

Balance, August 31, 2014	129,062	$129	78,564	$79	134,600,152	$134,600	$47,565,869	$(48,370,395)	$—	$5,000	$(664,718)

The accompanying notes are an integral part of these consolidated financial statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	August 31,	August 31,
	2014	2013
Operating activities:
Net loss	$(1,312,043)	$(653,459)

Net gain from discontinued operations	(95,528)	—

Net loss from continuing operations	(1,407,571)	(653,459)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	22,819	5,456
Loss on disposal of property and equipment	28,748	—
Stock based compensation	91,163	—
Amortization of discount on notes payable and warrants	108,325	—
Loss on conversion of notes payable - related parties	137,387	10,241
Bad debt expense	124,231	—
Non-cash interest charges	49,093	—
Issuance of debt for fees	—	65,000
Issuance of stock and warrants for fees	397,691	145,406

Changes in operating assets and liabilities:
Accounts receivable	(229,311)	4,031
Prepaid expenses and other current assets	29,869	9,566
Prepaid commissions and finders' fees	(3,152)	—
Inventory	—	69,610
Deposits and other assets	(4,532)	—
Accounts payable and other accrued expenses	(106,466)	206,591
Accrued interest payable - related parties	(59,401)	17,090
Accrued interest payable	95,637	14,651

Net operating cash flows - continuing operations	(725,470)	(105,817)

Net operating cash flows - discontinued operations	95,528	—

Net cash used in operating activities	(629,942)	(105,817)

Investing activities:
Purchase of property and equipment	(878)	—
Cash acquired with Amian Health Services assets	8,646	—
Acquisition of Amian Health Services assets	(75,000)	1,653
Acquisition of Angels subsidiary	—	(72,879)

Net cash used in investing activities	(67,232)	(71,226)

Financing activities:
Proceeds from issuance of convertible notes	250,000	—
Proceeds from issuance of notes payable - related parties	—	33,361
Proceeds from issuance of notes payable	1,451,628	120,000
Proceeds from the issuance of common stock	10,000	106,000
Repayment of notes payable	(1,031,806)	(25,917)
Repayment of notes payable - related parties	(4,600)	(18,876)
Repayment of convertible notes payable	—	—

Net cash provided by financing activities	675,222	214,568

Net increase (decrease) in cash and cash equivalents	(21,952)	37,525

Cash and cash equivalents, beginning of period	39,456	1,931

Cash and cash equivalents, end of period	$17,504	$39,456

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONSOLIDATED RESTATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information (continued):

	For the Year Ended
	August 31,	August 31,
	2014	2013

Cash paid during the year for:

Interest	$79,930	$4,822
Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

Oncologix Tech, Inc. is a diversified medical holding company with operating segments in medical device, healthcare services and medical products and technologies. We operate and manufacture Class II medical device products, delivers Personal Healthcare Services nationally and provides Home Medical Equipment (HME) and Durabable Medical Equipment (DME) sales in licensed markets. For its clients, Oncologix provides FDA approved medical devices, State licensed healthcare services and medical product sales. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

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

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC and Amian Health Services of Alex LLC, herein after referred to as “Amian”.  Amian delivers health-care care-services who provide routine health and personal care support with Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals.  All administrative personnel of Amian have been merged into to gain operating synergies. This company changed its name to Amian Angels, Inc. (“Amian Angels”) in August 2014.

On July 21, 2014 we formed Advanced Medical Products and Technologies Inc. to enter into the Durable Medical and Home Medical Equipment markets. We anticipate acquiring active companies in this area to develop our Medical Products and Technologies Segment.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the fiscal years ended August 31, 2014 and 2013 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation, Amian Angels, Inc., Advanced Medical Products & Technologies Inc. Dotolo Research Corporation is a Louisiana Corporation. Angels of Mercy, Inc. is a Louisiana Corporation. Advanced Medical Products & Technologies is a Nevada corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Amian Angels is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Health & Hospitals and the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for Amian Angels to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our primary payor sources is the State of Louisiana, the Department of Veterans Administration and Private Pay individuals who reimburse us for the services we provide. We currently experience a two percent claims rejection rate. With the acquisition of Amian, Amian Angels now has private pay clients as well as Veterans Administration Social Services clients.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments, with an initial maturity of three (3) months or less to be cash equivalents.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) in the fourth quarter of fiscal 2014 due to its recent acquisition of Dotolo Research Corporation and Angels of Mercy, Inc. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely that not that the fair value of a reporting unit is less than its carrying amount. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired and these costs are subject to annual impairment tests.

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

Pursuant to ASC 350-20-35, we have identified three reporting units in our business, our medical device segment which consists of Dotolo Research Corporation, our personal care segment which consists of Angels of Mercy, Inc., and our medical products and technologies segment which consists of Advanced Medical Products & Technologies, Inc. We follow the two step process in ASC 350-20-35 for impairment testing. In the first step we compare the fair value of the reporting unit as a whole to its carrying value, including goodwill. For both reporting units, we have determined that the reporting units’ fair value exceeds its carrying value. We also compare the carrying value of goodwill by itself for both reporting units.

The following explains the results of our impairment testing. We have allocated $564,075 of goodwill to the Angels of Mercy, Inc. reporting unit. As of August 31, 2014 the fair value exceeds the carrying value of goodwill by 50%. We have allocated $1,217,704 of goodwill to the reporting unit Dotolo Research Corporation. As of August 31, 2014 the fair value exceeds the carrying value of goodwill by 38%. In calculating the valuation, we used a discounted cash flow method based on the future 5 years cash flows of each reporting unit. We used a discount rate of 8% which is currently higher that the current long term interest rate. An increase in the overall national interest rate could have a negative impact on our valuation. An additional risk is the possibility of cash flow projections falling short of our 5 year estimate amount.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NONCONTROLLING INTEREST

ASC 810 - Consolidation addresses the accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. During fiscal 2009, the Company issued a ten percent interest in its subsidiary, Oncologix Corporation, to IUTM as required in a technology agreement. The Company valued this interest at $212. Through August 31, 2014, the Company has allocated $3,734 losses to its non-controlling interest. With the disposition of Oncologix Corporation, the Company no longer will have to recognize a non-controlling interest in its subsidiary.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

STOCK INCENTIVE PLANS

Share based payment compensation costs for equity-based awards are measured on the grant date based on the fair value of the award on that date and is recognized over the required service period. The fair-value of stock option awards are estimated using the Black-Scholes model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the years ended August 31, 2014 and 2013 are as follows:

	For the year ended
	August 31,	August 31,
	2014	2013

Net gain (loss) attributable to common shareholders
Continuing operations	$(1,407,571)	$(653,459)
Discontinued operations	95,528	(14)

	$(1,312,043)	$(653,473)

Weighted average shares outstanding	102,556,908	61,864,435

Loss per common shares, basis and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	(0.00)

	$(0.01)	$(0.01)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the net losses during the years ended August 31, 2014 and 2013, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of August 31, 2014 and 2013:

	As of
	August 31,	August 31,
	2014	2013
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock………………………………………………………….	78,564	58,628,531
Convertible notes payable…………………………………………………………………………..	98,383,460	1,383,460
Options………………………………………………………………………..	6,173,750	217,085
Warrants………………………………………………………………………..	30,583,333	7,000,000

Total potentially dilutive securities………………………………………………………..	135,219,107	67,229,076

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and in assessing performance. The Company currently has three business segments; medical device manufacturing, personal care services and medical products and technologies.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations over the past several years and anticipates additional losses in fiscal 2015 and prior to achieving breakeven.

During the year ended August 31, 2013 we acquired Dotolo Research Corporation and Angels of Mercy, Inc. In December 2013, through Amian Angels, we also acquired the assets of Amian Health Services. While these acquisitions greatly increase the value of our Company, the combined operations of OCLG are not cash flow positive at this time. Amian Angels, as a stand-alone business unit, is currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. We anticipate that we will require approximately $1,500,000 to operate through December 31, 2014. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at Dotolo Research. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

Our Company is not profitable and we have to rely on debt and equity financings to fund operations. There is no assurance that the business activities of Dotolo will achieve breakeven status by the end of 2014. Significant delays in achieving break-even status could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

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

While operations have contnued with Dotolo, the revenues have not been significant since the acquisition. This is primarily due to a lack of monies available to invest into raw material inventory for Dotolo.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents, trade name and customer list. The purchase price consisted of the issuance 58,564 shares of a newly created Series D Convertible Preferred Stock (60,000 shares of Series D Preferred Stock designated). On March 22, 2013, the issued shares had a fair market value of $585,640 based on the fair market value of the underlying common stock shares. The issued Series D Convertible Preferred Stock have a liquidation value of approximately $4,700,000 and are convertible any time after March 1, 2014 into 1,000 shares of common stock each. Please see Note 8 for a further description of the Series D Convertible Preferred Stock.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Angels of Mercy, Inc.

On August 1, 2013, the Company acquired all the outstanding shares of Common Stock of Angels of Mercy, Inc. Pursuant to the Agreement, the Owners sold all of the Common Stock of Amian Angels for $650,000 represented by a down payment of $100,000 at closing and a four year Secured Promissory Note for $550,000. The Company also issued the Owners 1,000,000 four year warrants with an exercise price of $0.015 that possesses a cashless exercise option and agreed to pay $65,000 in broker fees related to this transaction.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the year ended
	August 31,	August 31,
	2014	2013
Operating expenses:
General and administrative	$36	$14
Depreciation and amortization	—	—

Total operating expenses	36	14

Loss from operations	(36)	(14)

Other income (expense):

Total other income (expense)	—	—

Loss from discontinued operations	(36)	(14)
Gain on disposal of discontinued operations	95,564	—

Loss from discontinued operations	95,528	(14)

Less loss attributable to noncontrolling interest	—	—

Net loss from discontinued operations	$95,528	$(14)

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $31,271 and $31,271 as of August 31, 2014 and 2013, respectively, as it relates to our medical device manufacturing segment. We do not maintain any inventory for our personal service care segment or our medical products division. Due to a lack of operating capital for procurement of raw material inventory, we have currently suspended manufacturing of our Toxygen hardware system and disposable products and have begun a product redesign to take our Toxygen product into new markets. Currently, inventory on hand is made up of miscellaneous Toxygen hardware parts.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at August 31, 2014 and 2013:

	August 31,	August 31,
	2014	2013
Furniture	$12,688	$10,388
Office Equipment	12,962	10,800
Computers	22,321	19,905
Software	3,497	3,497
Leasehold improvements	—	29,000
Equipment	16,763	16,763

Total property and equipment at cost	68,231	90,353

Less: accumulated depreciation and amortization	(28,264)	(11,820)

	$39,967	$78,533

NOTE 8 - LEASES

The Company leases office space in Alexandria and Lafayette Louisiana and in Phoenix, Az. and the Alexandria office lease is on a month to month basis and the Lafayette office location is on a 5-year lease. On March 28, 2014, Dotolo Research moved from its current manufacturing location in Phoenix AZ into E&R Engineer manufacturing facilities located in Tempe, Az. Currently we hold our equipment in storage until a new facility is located. Rent expense for the year ended August 31, 2014 and 2013 were $80,329 and $15,500, respectively. Following are the minimum lease payments:

2015	$51,312
2016	51,312
2017	51,312
2018	51,312
2019	8,552

Totals	$213,800

NOTE 9 – GOODWILL, PATENTS AND OTHER INTANGIBLE ASSETS

We currently carry our patents and registrations net of amortization. As of August 31, 2014 and 2013, the Company has a capitalized cost of patents and registrations in the amount of $122,479 and accumulated amortization of 97,983. Our patents and registrations are amortized over a 20 year period. Amortization for each of the next 4 fiscal years, assuming no impairment, will be $6,124 per year.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of August 31, 2014 and 2013:

	August 31,	August 31,
	2014	2013

8.0% convertible note due August 31, 2014	$100,000	$125,000
6.0% convertible note due September 2014	189,025	235,025
12% convertible note due March 19, 2015 (net of discount)	11,980
12% convertible note due April 8, 2015 (net of discount)	19,863
12% convertible note due October 25, 2015 (net of discount)	21,260
10% convertible note due February 21, 2015 (net of discount)	90,840
12% convertible note due July 16, 2015 (net of discount)	3,340

Total unsecured convertible notes payable	436,308	360,025
Less: Long-Term portion	—	—

Current portion	$436,308	$360,025

The following is a summary of future minimum payments on convertible notes payable as of August

31, 2014:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2015	$ 436,308

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. Eight of these notes we-+re converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013, the investor sold $25,000 of principal in the note to another accredited investor and currently holds a note representing the remaining $100,000 in principal. At that time, the note was extended to August 31, 2014 and was further extended to February 28, 2015. We are currently working with the investor to extend the note. As of August 31, 2014, the Company has accrued interest in the amount of $60,723.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. This note is currently past due. As of August 31, 2014, the Company has accrued interest in the amount of $75,927. An outside party has entered into an assignment and settlement agreement with Ms. Lindstrom to purchase the note. In connection with this Assignment agreement, the purchaser has agreed to extend the note to December 1, 2016. During fiscal 2014, the Assignee has converted $46,000 of principal into 8,788,171 shares of stock.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2013 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 45% discount of the average of the three lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. On April 6, 2014 the holder elected to convert $17,074 in principal plus $690 in accrued interest into 5,383,007 shares of common stock at a conversion price of $.0033. In August 1, 2014 the remaining principal of $7,926 plus accrued interest of $530 was converted into 3,416,764 shares of common stock at a conversion rate of $.002475.

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

On March 19, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on March 19, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. As of August 31, 2014, the Company has accrued interest in the amount of $958.

On April 8, 2014 we issued a convertible promissory note in the principal amount of $50,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on April 8, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $50,000. As of August 31, 2014, the Company has accrued interest in the amount of $2,384. We paid off this note on October 2, 2014.

On April 25, 2014 we issued a convertible promissory note in the principal amount of $25,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. As of August 31, 2014, the Company has accrued interest in the amount of $1,052.

On May 21, 2014 we issued a convertible promissory note in the principal amount of $115,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 10% per annum. This principal includes a 10% OID in the amount of $10,000, which is being amortized over the term of the note. The note is due in 4 equal installments beginning on the 180th day after the execution of the note. The company may make the payments in common stock. The note is convertible at a $.009 per share. As additional consideration, the Company issued 9,583,333 5 year warrants with an exercise price of $.009. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $38,322 related to the issuance of the warrants. As of August 31, 2014, the Company has accrued interest in the amount of $3,239.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 16, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on July 26, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. As of August 31, 2014, the Company has accrued interest in the amount of $267.

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of August 31, 2014, there are currently no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	August 31,	August 31,
	2014	2013
6.0% line of credit (2)	$51,600	$56,200
		—

Outstanding unsecured related party notes payable	$51,600	$56,200

(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of August 31, 2014 we have accrued interest in the amount of $6,342. There is no specific due date on this note.

During April 2013, Wayne Erwin, our President and CEO, had advanced a total of $10,675 to Oncologix Tech, Inc. This note bore interest at 6%. This note was paid in full in September 2013 together with accrued interest of $223.

The following is a summary of future minimum payments on related party notes payable as of August 31, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	$ 51,600

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	August 31,	August 31,
	2014	2013
12% note payable due May 2014	$—	$15,000
6% note payable due August 2015	—	111,500
Time Lease Payment due January 2014	—	3,311
Note payable	15,600	60,600
Note payable - fee reimbursement	—	59,583
18% note payable due January 2015	30,000	30,000
18% note payable due January 2015	20,000	20,000
18% note payable due January 2015	63,640	100,000
6% note payable due October 2017	478,207	550,000
14.5% note payable due January 2015	328,028	-
Bank line of credit loan	43,885	-
Merchant Loan due December 2014	82,737	-
Merchant Loan due January 2015	78,400	-
Merchant Loan due January 2015	150,545	-
18% note payable due November 2014 (net of discount)	8,617	-
18% note payable due November 2014 (net of discount)	8,648	-
4% note payable due November 2014	8,473	-
18% note payable due December 2014 (net of discount)	71,348	-
6% note payable due December 2014	8,500	-
10% note payable due December 2014 (net of discount)	9,644	-
6% note payable due February 2015 (net of discount)	2,742	-
6% note payable due August 2015 (net of discount)	15,297

Subtotal	1,424,311	949,994

Less: Long-Term portion	(395,675)	(811,500)

Current portion	$1,028,636	$138,494

On May 23, 2013, the Company issued a one year note in the amount of $20,000. The note bore interest at a rate of 12% per annum. The Company is required to repay the note at a rate of $1,867 per month, which includes interest, on the 15th day of each month. The note is secured by certain collateral of our CEO. This note was paid in full in May 2014.

On August 1, 2011 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $111,500. In December 2013, this note was assumed by Oncologix Tech, Inc. The note bore interest at 6% and matures on August 31, 2015. During January through August 2014, the Board of Directors authorized the conversions of the entire principal and accrued interest amount. During that time frame, the $111,500 in principal was converted into 18,716,229 shares of the Company’s common stock and is considered paid in full.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. We entered into a settlement agreement whereby we paid $45,000 from amounts held in reserve by our senior lender and are required to make 10 monthly payments of $1,500.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $65,000 of broker’s fees incurred in the acquisition. Monthly payments of $5,417 are due and payable beginning on August 15, 2013. This note bears no interest. This was paid in full in July 2014.

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the year ended August 31, 2014, we made interest payments in the amount of $5,400. As of August 31, 2014, we have accrued interest of $1,365.

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the year ended August 31, 2014, we made interest payments in the amount of $3,600. As of August 31, 2014, we have accrued interest of $990.

On July 26, 2013 the Company issued an 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. In December 2013, we modified the loan agreement to make monthly payments of $6,200. As of August 31, 2014 the outstanding balance was $63,640.

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of August 31, 2014, the outstanding balance of the note is $478,207.

On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible ONLY upon default by the Company. In July 2014, we borrowed an additional $75,000 from the principal we repaid. This note is due in six months with an automatic option to renew after six months. As of August 31, 2014, the outstanding balance is $328,028.

During fiscal 2014 we borrowed $45,000 from our line of open line of credit with our bank. As of August 31, 2014 the outstanding balance of the line of credit loan was $43,885.

On March 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 209 daily payments in the amount of $940 for a total repayment amount of $196,500. We netted gross proceeds of $146,750 after paying loan fees.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2014, the Company obtained a merchant loan for additional working capital in the amount of $120,000. This loan requires 189 daily payments in the amount of $800 for a total repayment amount of $151,200. We netted gross proceeds of $119,301 after paying loan fees.

On July 10, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 132 daily payments in the amount of $1,568 for a total repayment amount of $207,000. We netted gross proceeds of $149,120 after paying loan fees.

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

On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013. As of August 31, 2014 the outstanding balance was $8,473.

On December 3, 2013, The Company entered into a twelve month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $1,375 beginning on January 15, 2014 with a balloon payment due December 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025. As of August 31, 2014, the balance was $72,892. The Company recorded a discount of $5,992 for the issuance of the warrants.

In connection with the acquisition of Amian Health Services, the Company entered into a twelve month promissory note in the total principal amount of $25,000. The note bears interest at $6% and requires monthly payments of $2,152. As of August 31, 2014, the balance is $8,500.

On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 10% per annum and matures in December 2014. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02. The Company recorded a discount of $7,746 for the issuance of the warrants. As of August 31, 2014 the Company has accrued interest of $837.

On February 7, 2014, the Company issued a 1-year promissory note in the principal amount of $15,000 to a non-related accredited investor. This note bears interest at 6% per annum and matures in February 2015. As additional consideration for the operating capital loan, the company issued 1,500,000 two-year warrants with an exercise price of $0.15 and 1,000,000 shares of common stock. The Company recorded an expense of $9,000 for the issuance of the common stock. The Company recorded a discount of $5,151 for the issuance of the warrants. On August 1, 2014 this investor used $10,000 to purchase 1,200,000 shares of common stock. As of August 31, 2014 the Company has accrued interest of $453.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2014 the Company issued a 1-year promissory note to a non-related accredited investor. This note bears interest at 10% per annum and matures in August 2015. As additional consideration for the operating capital loan, the company issued 4,000,000 cashless two-year warrants with an exercise price of $0.065. The Company recorded a discount of $10,177 for the issuance of the warrants. As of August 31, 2014 the Company has accrued interest of $118.

The following is a summary of future minimum payments on r notes payable as of August 31, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	1,038,997
2016	87,623
2017	314,743

NOTE 11 — STOCKHOLDERS EQUITY

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

On March 30, 2003, the Company completed the private placement of Units pursuant to the terms of a Unit Purchase Agreement (the “Units”) with accredited investors. Each Unit consists of the following underlying securities: (i) three shares of the Company’s common stock; (ii) one share of Series A Convertible Preferred Stock, par value $.001 per share; and (iii) one three-year warrant to purchase one share of common stock at a per share price of $0.30. The warrants expired on March 31, 2006. Each share of Series A Convertible Preferred Stock is convertible into one half share of the Company’s common stock in exchange for $0.40 per common share ($.20 for each Series A Convertible Preferred share converted). The securities underlying the Units are not to be separately tradable or transferable apart from the Units until such time as determined by the Company’s Board of Directors. A total of 4,032,743 Units were issued. As of August 31, 2014 and August 31, 2013, there were 129,062 and 129,062 Units outstanding that had not been separated, respectively. These units are presented as their underlying securities on our balance sheet and consist of 64,531 shares of Series A Preferred Stock and 96,797 shares of common stock which is included in the issued and outstanding shares.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, August 31, 2014	129,062	64,531	$25,812	$0.40

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2012	—	—	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	58,564	58,564,000	—	$80.25
Outstanding, August 31, 2013	58,564	58,564,000	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	20,000	20,000,000	—	$80.25
Outstanding, August 31, 2014	78,564	78,564,000	$—	$80.25

SUBSCRIBED COMMON STOCK:

Below is a table detailing the Common Stock Subscribed during the last two fiscal years:

For the period Ended August 31, 2014
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	1,058,201	$5,000

Total subscribed stock	1,058,201	$5,000

For the year Ended August 31, 2013
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	—	$—

Total subscribed stock	—	$—

COMMON STOCK:

On March 7, 2014, the Company increased its authorized shares of common stock to 750,000,000. The increase was approved by a majority of the Company’s shareholders on January 27, 2014.

Below are recent sales of unregistered securities:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

10/15/2012	1,000,000	$ 20,000	Accredited Investor	The Company sold 1,000,000 shares of common stock to a non-related accredited investor at $0.02 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
1/6/2013	2,000,000	$ 20,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
2/8/2013	1,024,164	$ -	Anthony Silverman, former CEO	Anthony Silverman, our former President and CEO, converted a promissory note in the amount of $10,242 in principal and interest into 1,024,164 shares of common stock at $0.01 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2013	2,000,000	$ 10,000	Accredited Investor	The Company sold 2,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
7/17/2013	4,000,000	$ 20,000	Accredited Investor	The Company sold 4,000,000 shares of common stock to a non-related accredited investor at $0.005 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
8/8/2013	6,000,000	$ 36,000	Accredited Investor	The Company sold 6,000,000 shares of common stock to a non-related accredited investor at $0.006 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
	76,036,894	$ 116,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of August 31, 2014, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

WARRANTS:

The following table summarizes warrant activity in fiscal 2014 and 2013:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2012	-	-
Expired/Retired	-	-
Exercised	-	-
Issued	7,000,000	0.012
Outstanding, August 31, 2013	7,000,000	-

Expired/Retired	-	-
Exercised	-	-
Issued	23,583,333	0.011
Outstanding, August 31, 2014	30,583,333	0.011

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended August 31,
	2014	2013
Volatility	104% - 444%	97.2% to 97.9%
Risk free rate	0.25%	0.38%
Expected dividends	None	None
Expected term (in years)	2 to 5 years	3 to 4 years

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details relative to the 30,583,333 immediately exercisable outstanding warrants at August 31, 2014 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Fourth quarter of fiscal 2013	7,000,000	$ 0.012	3 to 4 years	July 2017

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$ 0.012	3 years	November 2017
Second quarter of fiscal 2014	5,500,000	$ 0.017	2 to 3 years	Dec 2015 to Dec 2016
Third quarter of fiscal 2014	9,583,333	$ 0.012	5 years	May 2019
Fourth quarter of fiscal 2014	4,000,000	$ 0.007	2 years	August 2016

Outstanding, August 31, 2014	30,583,333

On August 1, 2013, the company issued 1,000,000 four-year cashless warrants as additional consideration for the acquisition of Amian Angels. These warrants expire four years after the date of issuance and have an exercise price of $.015.

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

On August 15, 2014, the company issued 4,000,000 two-year warrants, to an unrelated party, as finder’s fees related to a working capital investment. These warrants expire two years after the date of issuance and have an exercise price of $.0065.

The remaining contractual life of warrants outstanding as of August 31, 2014 was 2.80 years. Warrants for the purchase of 30,583,333 and nil shares were immediately exercisable on August 31, 2014 and 2013, respectively with a weighted-average price of $0.011 and $0.012 per share, respectively.

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

On December 13, 2013, the Board of directors authorized the granting of 6,100,000 options to its three officers; 2,400,000 options to Wayne Erwin, our CEO; 2,100,000 options to Michael Kramarz, our CFO; and 1,600,000 options to Vickie Hart, President of Amian Angels. These options vest immediately and have an exercise price $.015, the closing stock price on December 13, 2013.

On December 20, 2014, the Company issued 20,000 options as part of its annual grant program to its two directors. These options vest in 1 year and have an exercise price of $.016, the closing stock price on December 20, 2013.

We have 485,253 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of August 31, 2014. This plan has been approved by our shareholders.

During the years ended August 31, 2014 and 2013, we granted 6,120,000 and nil options from the stock incentive plan described above, respectively. During the years ended August 31, 2014 and 2013, nil and nil options were exercised, respectively. During the years ended August 31, 2014 and 2013, 163,335 and 80,000 options expired, respectively. During the years ended August 31, 2014 and 2013, $91,163 and $0 was expensed as stock based compensation, respectively.

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2012	297,085	$0.12 - $5.16	$1.430
Granted	—	—	$—
Exercised	—	—	$—
Cancelled	(80,000)	$1.60 - $5.16	$2.420
Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$1.120
Granted	6,120,000	$0.015 - $0.016	$0.020
Exercised	—	—	$—
Cancelled	(163,335)	$1.04 - $2.00	$1.380
Outstanding, August 31, 2014	6,173,750	$0.12 - $2.00	$0.016

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2014.

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

	Options	Options
	Outstanding	Exercisable
Number of options	6,173,750	6,173,750
Aggregate intrinsic value of options	$—	$—
Weighted average remaining contractual term (years)	9.23	9.23
Weighted average exercise price	$0.016	$0.016

2013 Omnibus Incentive Plan

The Company is authorized to issue up to 10,000,000 shares of common stock under its 2013 Omnibus Incentive Plan to employees, officers, directors and consultants. The issuance adoption of this plan has been approved by the Company’s Board of Directors on May 20, 2013 and was approved by our shareholders on January 27, 2014. Any options are granted at the fair market value of the common stock on the date of the grant and have terms of up to ten years. Under the 2013 Omnibus Incentive Plan the price of the granted common stock options are equal to the fair market value of such shares on the date of grant.

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. On January 3, 2014, we issued 1,000,000 S-8 shares to a consultant in payment for services to be provided for the Company. We have 8,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of August 31, 2014.

NOTE 12 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During fiscal 2014 and 2013, the Company entered into financing agreements with related parties of the Company. Please see Note 10 – Notes Payable for further descriptions of these transactions.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified three business segments: Personal Care Services and Medical Device Manufacturing and Medical Products & Technologies

Our Personal Care Service segment consists of the services of Angels of Mercy, Inc. This segment provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

Our Medical Device Manufacturing segment consists of the products of Dotolo Research Corporation. This segment designs, develops, manufactures and distributes the Toxygen hardware system with disposable speculums and medical grade tubing.

Our Medical Products and Technologies segment will consist of the products of Advanced Medical Products and Technologies and future acquisitions.

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

Below are the segment assets as of August 31, 2014.

As of August 31, 2014
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,336	$(110)	$1,000	$7,278	$17,504
Accounts receivable (net)	213,399	—	—	—	213,399
Inventory	—	31,271	—	—	31,271
Prepaid expenses and other current assets	—	—	—	9,307	9,307
Prepaid commissions and finders' fees	—	—	—	3,152	3,152

Total current assets	222,735	31,161	1,000	19,737	274,633

Property and equipment (net)	21,287	17,893	—	787	39,967
Deposits and other assets	2,082	12,500	—	—	14,582
Goodwill	564,075	1,217,704	—	—	1,781,779
Patents, registrations (net of amortization)	—	24,497	—	—	24,497

Total assets	$810,179	$1,303,755	$1,000	$20,524	$2,135,458

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are the segment assets as of August 31, 2013.

As of August 31, 2013
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

ASSETS
Current Assets:
Cash and cash equivalents	$41,985	$(2,742)	$—	$213	$39,456
Accounts receivable (net)	104,544	3,775	—	—	108,319
Inventory	—	31,271	—	—	31,271
Prepaid expenses and other current assets	7,851	30,050	—	1,275	39,176

Total current assets	154,380	62,354	—	1,488	218,222

Property and equipment (net)	55,950	21,461	—	1,122	78,533
Deposits and other assets	—	10,050	—	—	10,050
Goodwill	478,721	1,217,704	—	—	1,696,425
Patents, registrations (net of amortization)	—	30,620	—	—	30,620

Total assets	$689,051	$1,342,189	$—	$2,610	$2,033,850

Below are the statements of operations for the reporting periods presented.

For the Year Ended August 31, 2014
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$3,677,475	$—	$—	$—	$3,677,475

Cost of revenues	3,016,221	46,843	—	—	3,063,064

Gross profit	661,254	(46,843)	—	—	614,411

Operating expenses:
General and administrative	487,509	25,371	329	620,222	1,133,431
Research and development expense	—	30,000	—	—	30,000
Depreciation and amortization	12,793	9,691	—	335	22,819

Total operating expenses	500,302	65,062	329	620,557	1,186,250

Loss from operations	160,952	(111,905)	(329)	(620,557)	(571,839)

Other income (expense):
Interest and finance charges	(232,573)	(11,337)	—	(561,708)	(805,618)
Other income (expenses)	73,282	66,049	—	—	139,331

Total other income (expense)	(188,039)	51,573	—	(699,266)	(835,732)

Loss from operations	$(27,087)	$(60,332)	$(329)	$(1,319,823)	$(1,407,571)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

For the Year Ended August 31, 2013
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$215,248	$28,998	$—	$—	$244,246

Cost of revenues	156,708	38,991	—	—	195,699

Gross profit	58,540	(9,993)	—	—	48,547

Operating expenses:
General and administrative	48,439	49,431	—	231,653	329,523
Depreciation and amortization	1,049	4,048	—	358	5,455

Total operating expenses	49,488	53,479	—	232,011	334,978

Loss from operations	9,052	(63,472)	—	(232,011)	(286,431)

Other income (expense):
Interest and finance charges	(10,000)	(1,877)	—	(22,304)	(34,181)
Other income (expenses)	—	126	—	3,364	3,490

Total other income (expense)	(10,000)	(1,751)	—	(355,133)	(366,884)

Loss from operations	$(948)	$(65,223)	$—	$(587,144)	$(653,315)

NOTE 14 - JOINT VENTURE

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLAN

Currently, the Company does not have a retirement plan in place.

NOTE 16 - INCOME TAXES

As of August 31, 2014, the Company has federal net operating loss carry-forwards totaling approximately $25,100,000 and general business credit carry-forwards of approximately $140,000. As a result of the acquisition of Angels of Mercy, Inc.(now “Amian Angels Inc.”), the general business credit carry-forwards are limited to approximately $9,000 per year due to a Section 383 limitation. Currently there are no state net operating loss carry-forwards. The federal net operating loss carry-forwards expire in various amounts beginning in 2019 and ending in 2035. The Company does not have any current state net operating loss carry-forwards. Certain of the Company's net operating loss carry-forwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control. Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carry-forwards and deferred tax assets, net of certain deferred tax liabilities.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740 – Income Taxes, the Company performed a review of its material tax positions. At the adoption date of ASC 740, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of August 31, 2014 and 2013, the Company had no accrued interest and penalties related to uncertain tax positions. The Company is primarily subject to U.S. and Louisiana income taxes. The tax years 2013 to current remain open to examination by U.S. federal and state tax authorities.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

For the Year Ended August 31,
	2014	2013

Balance, beginning of year	$—	$—
Decreases in tax positions for prior years	—	—
Increase in tax positions for prior years	—	—
Increases in tax positions for current year	—	—
Settlements	—	—
Lapse in statute of limitations	—	—

Balance, end of year	$—	$—

The income tax benefit for the years ended August 31, 2014 and 2013 is comprised of the following amounts:

	2014	2013
Current:	$—	$—

Deferred:
Federal	(956,000)	(296,000)
State	—	—
	(956,000)	(296,000)
Valuation Allowance	956,000	296,000
	$—	$—

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's tax benefit differs from the benefit calculated using the federal statutory income tax rate for the following reasons:

	2014	2013
Statutory tax rate	35.0%	35.0%
State income taxes	—	—
Change in valuation allowance	(35.0)%	(35.0)%
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets (liabilities) are as follows:

	2014	2013
Deferred tax assets (liabilities):
Property and equipment	$(1,000)	$(1,000)
Intangible assets	156,000	167,000
General business credits	140,000	140,000
Net operating loss carryforward	8,785,000	9,730,000
	9,080,000	10,036,000
Valuation allowance	(9,080,000)	(10,036,000)
	$—	$—

ASC 740 - Income Taxes, requires a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that an $9,080,000 valuation allowance as of August 31, 2014 is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The decrease in the valuation allowance for the current year is $956,000.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 18 – STATEMENT OF CASH FLOWS

For the year ended August 31, 2014, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On September 11, 2013, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	11,500

On October 2, 2013, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,000 related to that transaction.	25,000

On October 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $15,620.	15,620

On November 5, 2013 and November 8, 2013, the Company issued a total of 3,000,000 warrants to a non-related party as additional compensation for an operating capital investment.	14,805

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $12,069.	12,069

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $9,720.	9,720

On December 3, 2013, the Company issued a total of 1,000,000 warrants as additional compensation.	5,992

On December 20, 2013, the Company issued a total of 3,000,000 warrants as additional compensation.	7,746

ONCOLOGIX TECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 3, 2014, the Company issued 2,000,000 shares of common stock in payment for a services contract.	22,000

On January 13, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $26,154.	26,154

On January 14, 2014, the Company issued 1,000,000 shares of common stock as partial compensation for a investor relations contract.	19,000

On January 21, 2014, the Company issued 3,500,000 shares of common stock as additional compensation for finder’s fees.	45,500

On January 21, 2014, the Company issued 1,500,000 shares of common stock as additional compensation for finder’s fees.	30,000

On January 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $16,667.	16,667

On February 7, 2014, the Company issued 1,000,000 shares of common stock as additional compensation for finder’s fees.	9,000
On February 7, 2014, the Company issued 3,000,000 shares of common stock as additional compensation for finder’s fees.	5,151

On February 24, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $2,308.	2,308

On March 19, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	26,500

On March 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $30,000.	30,000

On April 6, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $1,468.	1,468

On April 6, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $30,683	30,683

On April 8, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	50,000

On April 25, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	12,445

On May 21, 2014 the Company recorded a discount for the issuance of 9,583,333 warrants in connection with the issuance of a convertible note.	38,322

On June 2, 2014, the Company issued 5,000,000 shares of common stock as payments on a services contract.	28,500

On July 14, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $1,500.	1,500

ONCOLOGIX TECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 24, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $4,885.	4,885

On July 16, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	26,500

On August 1, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $16,828.	16,828

On August 26, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $1,784.	1,784

On May 21, 2014 the Company recorded a discount for the issuance of 4,000,000 warrants in connection with the issuance of a convertible note.	10,177

Total non-cash transactions from investing and financing activities.	$ 557,824

For the year ended August 31, 2013, these supplemental non-cash investing and financing activities are summarized as follows:

On October 31, 2012, the Company entered into a note payable agreement to finance $10,404 of directors and officer’s insurance premiums. The note bears interest at a rate of 9.27% per annum and was due in ten monthly installments of $1,085, including principal and interest, beginning on November 30, 2012.	$ 10,404

On February 8, 2013, the Company recognized a loss on the conversion of a related party convertible note payable in the amount of $10,241.	10,241

On May 13, 2013 the Company issued 1,000,000 shares as additional compensation for the issuance of a one year promissory note. These shares were valued at $8,000, the closing price	8,000

On August 1, 2013, the Company issued 1,000,000 four year warrants as additional consideration for the purchase of Angels of Mercy, Inc. The value of these options, calculated using the Black-Scholes method were included in the purchase price of Angels of Mercy, Inc.	22,586

On August 5, 2013 the Company issued 6,000,000 three year warrants for finder’s fees in connection with funds raised through a stock purchase agreement. The value of these options calculated using the Black-Scholes method were recorded and interest and finance charges in our financial statements.	137,406

Total non-cash transactions from investing and financing activities.	$ 188,637

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,250. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During fiscal 2014 and 2013, $120,000 and 52,500 was expensed as salary, respectively.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. On October 1, 2013, the Company’s Board of Directors approved a salary increase to $80,000 per year. During fiscal 2014 and 2013, $80,225 and 80,066 was expensed as salary, respectively.

On August 1, 2013, Vickie Hart, the President of Amian Angels Inc., signed a three year employment agreement. The agreement provides for an annual salary of $52,000 along with a monthly health insurance allowance totaling $400. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During fiscal 2014 and 2013, $59,615 and nil was expensed as salary, respectively.

On July 16, 2014, Harold Halman, the President of our Medical Products Segment, signed a three year employment agreement. The agreement provides for an annual salary of $85,000, along with a monthly auto allowance and health insurance allowance totaling $1,300 plus bonus allowances. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During fiscal 2014 and 2013, $10,625 and nil was expensed as salary, respectively.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

On June 6, 2014, the Company and its subsidiary Dotolo entered into a services agreement with E & R Industries to provide the Company with retooling and redesign of some of Dotolo’s parts. The contract calls for periodic cash payments totaling $60,000 along with the issuance of 5,000,000 common stock shares upon meeting certain milestones.

On June 6, 2014, the Company and its subsidiary Dotolo entered into a services agreement with Schmitt to provide the Company with redesign of its Toxygen hardware system. The contract calls for periodic cash payments totaling $30,000 along with the issuance of 3,000,000 common stock shares upon meeting certain milestones.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS

On September 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $100,000. This loan requires 75 daily payments in the amount of $1,999 for a total repayment amount of $149,900. We netted gross proceeds of $99,295 after paying loan fees.

On September 25, 2014, the Company took down a second draw from its 4 million dollar line of credit facility in the amount of $1,200,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The outstanding balance at the time of the draw was $1,528,029 which is secured by twelve month 14.5% promissory note, which is convertible ONLY upon default by the Company. This note is automatically renewable for an additional twelve months. The company is required to pay interest and fees only for the initial 3 months.

On September 25, 2014, a closing was held pursuant to a Stock Purchase Agreement, dated as of September 25, 2014, (the “Agreement”) by and among Oncologix Tech Inc. (“OCLG” or “Company”), and Madhu Mathew Mammen and Imad Siddiqui (collectively the “Owners”), for Company to acquire 100 shares of Common Stock of Esteemcare Inc. and its wholly owned subsidiary Affordable Medical Equipment Solutions Inc. (“Esteem”), which represents all of the issued and outstanding shares of Esteem. Pursuant to the Agreement, the Owners sold all of the Common Stock of Esteem for $500,000 represented by a down payment of $400,000 at closing and a one year Secured Promissory Note for $100,000. The Owners own all of the shares of Esteem, a corporation organized under the laws of the State of South Carolina, a medical products and technology company.

On October 2, 2014, the company paid off a $50,000 convertible note borrowed from an accredited investor. The Company paid $71,436 which included a payment for principal, accrued interest and a 40% prepayment penalty.

Between October 28, 2014 and November 10, 2014, an accredited investor converted $15,000 of principal of a convertible note into 4,706,651 shares of common stock.

On November 12, 2014, the Company entered into a consulting contract with a vendor and issued 6,000,000 shares of its common stock. The Company recorded an expense of $24,000 for this transaction.

On November 24, 2014, the Company paid its first installment of $34,779 for a convertible note, which included $$6,029 of accrued interest. This convertible note was originally issued May 23, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) and based upon this evaluation, and the engagement of a qualified outside third party review of our disclosure controls and procedures, concluded that as of August 31, 2014, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the company’s principal executive officer who is also our principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees and engage outsourced accounting professionals, which will enable us to implement adequate segregation of duties within the internal control framework.

Management of the Company conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As part of this assessment management has taken into consideration that we are a small company, and due to the fact that we have a limited number of employees, we are not able to have proper segregation of duties and have limited technical accounting research capabilities. Based on this assessment, management concluded that as of August 31, 2014, we had a material weakness in our internal control over financial reporting because of the lack of segregation of duties and the limited technical accounting capabilities. The board of directors, as part of their review of the quarterly and annual financial statements, has complete access to the detailed financial information of the Company for further review and verification of all financial transactions during the reporting periods. Over the next few months, our plan is to increase the number of independent board members including adding a financial expert. Management believes these changes and detailed review by the board of directors enhance our effectiveness over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Attestation Report of Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth our directors, and executive officers, their ages and all offices and positions held. Directors are elected and serve thereafter until their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors. The information is presented as of October 20, 2014:

Name	Age	Position held with Company
Roy Wayne Erwin	56	Chief Executive Officer, President and Director
Michael Kramarz	45	Chief Financial Officer, Secretary
Victoria Hart	60	President of Angels of Mercy, Inc. Subsidiary.
Harold Halman
Barry Griffith	46	Director

Roy Wayne Erwin- Chairman and CEO, has served as the Chairman/CEO of Oncologix Tech Inc. since March 2013, and played an important role in the acquisitions of Dotolo Research Corporation and Amian Angels Inc. Since 2010, Wayne Erwin has been the Chief Executive Officer of Deep South Capital, LLC., a company with very limited operations. From 2007 to 2010, Mr. Erwin was the co-founder and Chief Operations Officer of Electronic Health Network, a leader in Healthcare and Medical Information Technology. From 2007 to 2004 he was the Chief Operating Officer and Director of New Business Development at Crossroads Regional Hospital, a 68-bed, acute care, in-patient and outpatient psychiatric and Substance Abuse Facility. From 1995 to 2004, Mr. Erwin was the Regional Director of Sales for Centerpulse Orthopedics, Inc, a Division of Sulzer Corporation, a world-wide, $ 3.0 billion Swiss conglomerate specializing in orthopedic total joint reconstruction of hip, knees and shoulder products. Prior to 1995, Mr. Erwin was employed by Valley Lab, Inc., Ball Aerospace and Texas Instruments in various senior management capacities. He served in the US Army, with the rank of Captain, at the 101st Airborne Division, with overseas assignments in Panama and Honduras and has advanced military training in Air Borne, Air Assault, and Jungle Warfare training. Wayne graduated with a Bachelor of Science from Louisiana College- Pineville, Louisiana.

Michael A. Kramarz- has served as Chief Financial Officer of the Company since July 15, 2004. Mr. Kramarz was first employed by the Company in September 2002, as its Controller and now has over 18 combined years working for public companies. Mr. Kramarz is responsible for all financial statement, accounting, SEC compliance, payroll and tax functions. From 1995 to 2002, Mr. Kramarz was employed as Accounting Manager for Assurant Group, a 6 billion dollar insurance company. Mr. Kramarz was responsible for the accounting, budgeting and payroll functions of one of Assurant Group’s 20+ million dollar call center subsidiaries with offices in Michigan and Oklahoma. In addition, Mr. Kramarz was responsible for quarterly consolidations into the parent company to assist with its SEC and tax filings. From 1992 to 1995, Mr. Kramarz was a staff accountant at VandenToorn & Associates CPA firm where he was responsible for compilations and reviews of financial statements, as well as tax return preparation. Mr. Kramarz holds a Certified Management Accountant Designation (CMA) and a Certified Public Accountant Designation (CPA). Mr. Kramarz holds a Bachelor of Science and Business Administration in Accounting from Aquinas College and a Masters in the Science of Taxation from

Grand Valley State University.

Barry Griffith-, Board of Director, Barry been a Director of the company since December of 2004. Mr. Griffith brings 20 years of early stage and upstart medical device company experience to Oncologix. Mr. Griffith has been involved in the introduction of novel medical devices in the Orthopedic, Vascular, Neurological and Cancer markets for companies such as Mitek, Schneider, Novoste and Medtronic. His present position is founder and principal of The Bench which is and executive search firm within the medical device industry based out of Newport Beach Ca. Prior to that, he was Director of Sales with Cardiovascular Systems, Inc., Director of Sales for Calypso Medical Technologies and held the Western Area Director roles with Novoste and Isoray.

Vickie Hart- President- Amian Angels Services Division, Ms. Hart is the President of Angels of Mercy and brings over 35 years of senior management and healthcare services experience. Since 2011 through 2013, she was the Owner and President of Triple E Healthcare Services, a healthcare services consulting firm located in Alexandria, Louisiana. From 1992 through 2010, Ms. Hart was an Assistant Principal and teacher in Elementary and Secondary education for the Rapides Parish School Systems. Ms. Hart is active in civic and charitable organizations, recently served on the D.A.R.E. Board of Directors, Central Louisiana Lions Club, and the local United Way. Vickie Hart holds a Bachelor of Science Degree from Louisiana State University and a Master Degree in Management from Northwestern State University, Natchitoches, Louisiana.

Harold Halman- President/COO- Medical Product & Technology Division- Mr. Halman brings 20+ years of new business development, medical sales, marketing and operations experience to OCLG. Prior to joining the company, Harold was the Chief Executive Officer for Global Medical located in Phoenix, Arizona, a national provider for home medical equipment. Mr Halman has vast knowledge and direct industry experience in medical devices and home medical products that will accelerate expansion within the company’s Medical Products and Technology Division both domestically and internationally. Prior to Global Medical, Mr. Halman was CEO of his management consulting firm involved in M&A, business turnarounds and business development projects. His direct experience includes bringing forth breakthrough medical products and technologies to the market with aggressive, multi-tiered distribution strategies.

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

Item 11. Executive Compensation

The following table summarizes all compensation paid for services rendered to Oncologix for the fiscal years ended August 31, 2014 and 2013 by our Principal Executive Officer and our two most highly compensated executive officers other than our principal executive officer. None of the Company's other employees received compensation in excess of $100,000 during the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name							Non-qualified
and						Nonequity	deferred
Principal				Stock	Option	incentive plan	compensation	All Other	All Other
Position	Year	Salary	Bonus ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Roy Wayne Erwin	2014	$ 120,000	$ -	$ -	$ -	$ -	$ -	$ -	$ 120,000
Chief Executive Officer (1)	2013	$ 52,500	$ -	$ -	$ -	$ -	$ -	$ -	$ 52,500

Michael A. Kramarz	2014	$ 80,225	$ -	$ -	$ -	$ -	$ -	$ -	$ 80,225
Chief Financial Officer (2)	2013	$ 80,066	$ -	$ -	$ -	$ -	$ -	$ -	$ 80,066

(1)	On March 22, 2013, Wayne Erwin, was elected the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,250. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee.

(2)	Mr. Kramarz was hired by Oncologix as our Controller on September 16, 2002. Mr. Kramarz was appointed Chief Financial Officer on July 15, 2004. Mr. Kramarz salary was set at $76,000 annually on June 25, 2007. From January 1, 2008 to March 31, 2013, Mr. Kramarz has been serving as Chief Financial Officer and was being compensated on a consulting basis. On April 1, 2013, Mr. Kramarz signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. On October 1, 2013 the Board of Directors increased the salary to $80,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option awards					Stock awards
Equity incentive
			plan awards:					Equity incentive	Equity incentive
	Number of	Number of	number of					plan awards:	plan awards:
	securities	securities	securities					number of	market or payout
	underlying	underlying	underlying			Number of	Market value	unearned shares,	value of unearned
	unexercised	unexercised	unexercised			shares or units of	of shares or units	units or other	shares, units or
Name and Principal	options	options	unearned	Option exercise	Option expiration	stock that have	of stock that have	rights that have	other rights that
Position	(#) Exercisable	(#) Unexercisable	options (#)	price($)	date	not vested (#)	not vested ($)	not vested (#)	have not vested ($)

Roy Wayne Erwin	2,400,000	-	-	$ 0.015	12/13/23	-	$ -	-	$ -
	10,000			$ 0.016	12/20/23
Chief Executive Officer

Michael A. Kramarz	12,750	-	-	$ 0.120	01/07/18	-	$ -	-	$ -
Chief Financial Officer	2,100,000	-	-	$ 0.015	12/13/23

Options Grants

On December 13, 2013, the Board of Directors Granted 2,400,000 and 2,100,000 options to our CEO and CFO, respectively. These options were granted at $.015, the closing stock price on December 13, 2013.

Option Exercise

There were no other options exercised by the Named Executive Officers and the Company did not amend or adjust the exercise price of any stock options during fiscal 2014 or 2013.

DIRECTOR COMPENSATION

Name					Non-qualified
and	Fees earned			Nonequity	deferred
Principal	or paid in	Stock	Option	incentive plan	compensation	All Other	All Other
Position	cash ($)	awards($)	awards($)	compensation($)	earnings($)	compensation($)	Total($)

Roy Wayne Erwin	$ -	$ -	$ 160	$ -	$ -	$ -	$ 160

Barry Griffith	$ -	$ -	$ 160	$ -	$ -	$ -	$ 160

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance of board meetings and advising and consulting with the officers and management from time to time. In addition, each director receives options to purchase 20,000 shares of common stock upon election to the board and annual grants of 10,000 options for each year of service thereafter. On December 20, 2013, the board of directors granted each board member 10,000 options at $.016 as part of the annual option program. The board of directors elected to waive the annual options due for fiscal years 2012, 2011 and 2010. The options vest one year from the date of the grant and terminate upon the earlier of 10 years from the date of grant or six months after the director ceases to be a member of the Board.

No compensation has been paid to any members of the Company’s Board of Directors for fiscal 2014 or 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 20, 2014, certain information with regard to the beneficial ownership of our common stock held by (i) each shareholder known by us to beneficially own 5% or more of our outstanding common stock, (ii) each director individually, (iii) the named executive officers and (iv) all of our officers and directors as a group:

	Name and Address	Amount and Nature		Percent
Title of Class	of Beneficial Owner (2)	of Beneficial Owner (1)		of Class (1)(3)

Common Stock	Roy Wayne Erwin	58,474,000	(4)	28.55%

Common Stock	Michael Kramarz	2,112,750	(5)	1.42%

Common Stock	Vickie Hart	1,600,000	(6)	1.08%

Common Stock	Harold Halman	0		0.00%

Common Stock	Barry Griffith	235,000	(7)	0.16%

Common Stock	Anthony Silverman	6,222,395	(8)	4.25%
	7625 E Via Del Reposo
	Scottsdale, AZ 85028

Common Stock	Donald Schreifels	26,318,570	(9)	17.10%
	6900 Wedgewood Drive, #340
	Minneapolis, MN 55311

Common Stock	All directors and executive officers	62,421,750		29.93%
	as a group

Less than 1%

(1)	Unless otherwise noted, the address of each holder is P.O. Box 8832, Grand Rapids, MI 49518-8832.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from October 20, 2014 through the exercise of any option, warrant or other right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding solely for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(3)	The amounts and percentages in the table are based upon 135,658,353 shares of Common Stock outstanding as of November 8, 2013.
(4)	Includes 56,064 shares of Series D Convertible Preferred Stock, each share convertible into 1,000 shares of the Company’s common stock, and 2,410,000 shares subject to vested options.
(5)	Includes 2,112,750 shares subject to vested options.
(6)	Includes 1,600,000 shares subject to vested options.
(7)	Includes 35,000 shares subject to vested options, direct ownership of 200,000 shares of stock underlying units held.
(8)	Includes 3,500 shares subject to vested options, direct ownership of 6,218,895 shares
(9)	Includes direct ownership of 18,818,750 shares of common stock and direct ownership of 7,500,000 three-year warrants to purchase common stock.

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

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of August 31, 2014 we have accrued interest in the amount of $6,342. There is no specific due date on this note.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth approximate fees billed to us by our auditors during the fiscal years ended August 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	August 31, 2014	August 31, 2013

(i) Audit Fees	$ 50,799	$ 14,046
(ii) Audit Related Fees	$ --	$ --
(iii) Tax Fees	$ --	$ --
(iv) All Other Fees	$ --	$ --

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The financial statements listed in the index set forth in Item 7 of this Form 10-K is filed as part of this report.

(a)(2) Exhibits

Number	Description of Filing	Method
2.1	Agreement of Merger and Plan of Reorganization between BestNet Communications Corp, Oncologix Corporation and JDA Medical Technologies, Inc.	(9)
3.1	Articles of Incorporation, as originally filed with the Nevada Secretary of State on February 19, 1998, and as amended to date	(1)
3.3	Certificate of Amendment to Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(6)
3.4	Amended Certificate of Designations, Rights, Preferences and Limitations of Series A Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.5	Amended Certificate of Designations, Rights, Preferences and Limitations of Series B Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.6	Amended Certificate of Designations, Rights, Preferences and Limitations of Series C Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on November 19, 2003.	(6)
3.7	Amended and Restated Bylaws of BestNet Communications Corp.	(8)
3.8	Certificate of Amendment of Articles of Incorporation, as originally filed with the Nevada Secretary of State.	(11)
3.9	Certificate of Designations, Rights, Preferences and Limitations of Series D Convertible Preferred Stock, as originally filed with the Nevada Secretary of State on April 22, 2013	(13)
4	2000 Incentive Stock Plan	(2)
4.1	Form of Unit Purchase Agreement	(7)
10.1	Securities Purchase Agreement between Wavetech and the investor and the Placement Agent	(3)
10.2	Registration Rights Agreement between Wavetech, the Investor and the Placement Agent	(3)
10.3	Registration Right Agreement	(3)
10.4	Securities Purchase Agreement	(3)
10.5	Product Customization Agreement	(4)
10.6	Purchase Agreement by and among Softalk, Inc., Interpretel (Canada) Inc. and Wavetech International, Inc. dated October 25, 1999	(5)
10.7	Amendment No. 1 to Amended and Restated License Agreement	(5)
10.8	Amended and Restated License Agreement	(5)
10.9	Share Exchange Agreement by and among Wavetech International, Inc., Interpretel (Canada) Inc. and Softalk, Inc. dated November 13, 1999	(5)

10.10	Minutes of Settlement between BestNet Communications Corp. and Softalk, Inc.	(8)
10.11	Lease Agreement Dated November 1, 2005, by and between Noto’s Properties LLC. and BestNet	(10)
10.12	Lease Agreement Dated July 25, 2006, by and between R & J Ventures LLC. and Oncologix Corporation	(10)
10.13	Lease Agreement Dated July 12, 2006, by and between Office Suites Plus and Oncologix Corporation	(10)
10.14	Form of Note and Warrant Purchase Agreement between BestNet and Mountainview Opportunistic Growth Fund LP	(10)
10.15	Form of Note Purchase Agreement Issued July 7, 2006	(10)
10.16	Franco Consulting Agreement	(9)
10.17	Kennedy Employment Agreement	(9)
10.18	Green Employment Agreement	(9)
10.19	Lowe Employment Agreement	(9)
10.20	License to Fountain Pharmaceuticals, Inc.	(11)
10.21	Erwin Employment Agreement	(12)
10.22	Kramarz Employment Agreement	(13)
10.23	Hart Employment Agreement	(13)
10.24	Halman Employment Agreement	*

14.1	Oncologix Tech, Inc. Code of Ethics	(6)
21	Subsidiaries of the Registrant	*
32.1	Section 906 Certification of Roy Wayne Erwin	*
32.2	Section 906 Certification of Michael A. Kramarz	*
31.1	Certification of Chief Executive Officer	*
31.2	Certification of Chief Financial Officer	*
99	Consent of Seale and Beers, CPAs	*

*	Filed herewith
(1)	Incorporated by reference to the like numbered exhibit to Form 10-QSB for the quarter ended February 28, 1998.
(2)	Incorporated by reference to the like numbered exhibit to Form S-8 as filed on May 29, 2001.
(3)	Incorporated by reference to exhibit 4.2 to Form 8-K filed on May 16, 2000.
(4)	Incorporated by reference to exhibit 10.1 to the Form 10-K for the fiscal year ended August 31, 2000.
(5)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 1999, exhibits 10.6, 10.7, 10.8 and 10.9 were numbered exhibits 10.1, 10.2, 10.3 and 10.4 respectively in the Form 10-KSB for the year ended August 31, 1999.
(6)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2003.
(7)	Incorporated by reference to the Form 10-QSB for the quarter ended May 31, 2003, exhibit 4.4 was exhibit 10.1 in the Form 10-QSB for the quarter ended May 31, 2003.
(8)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K, dated July 26, 2006.
(10)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2006.
(11)	Incorporated by reference to the Form 10-KSB for the fiscal year ended August 31, 2007
(12)	Incorporated by reference to the Form 8-K filed on March 27, 2013
(13)	Incorporated by reference to the Form 10-K for the fiscal year ended August 31, 2013.

(b)	Reports on Form 8-K Filed during the Last Quarter of The Period Covered by This Report are as Follows:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOLOGIX TECH, INC.

Date: December 11, 2014	By: /s/ Roy Wayne Erwin
Name: Roy Wayne Erwin
Title: Chief Executive Officer and President
Date: December 11, 2014	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy Wayne Erwin	Date: December 11, 2014
Roy Wayne Erwin, Principal Executive Officer

By: /s/ Michael A. Kramarz	Date: December 11, 2014
Michael A. Kramarz, Principal Financial Officer

By: /s/ Michael A. Kramarz	Date: December 11, 2014
Michael A. Kramarz, Principal Accounting Officer

By: /s/ Barry Griffith	Date: December 11, 2014
Barry Griffith, Director