Form 10-K/A
period 2014-08-31
Oncologix Tech Inc.
filed 2014-12-15
CIK 799694

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

Documents Incorporated By Reference

None

Explanatory Note

This amendment to the Current Report on Form 10-K filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange commission on December 11, 2014 is filed solely to update Exhibit 99 – Consent of Auditor.

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

ONCOLOGIX TECH, INC.

Date: December 15, 2014	By: /s/ Roy Wayne Erwin
Name: Roy Wayne Erwin
Title: Chief Executive Officer and President
Date: December 15, 2014	By: /s/ Michael A. Kramarz
Name: Michael A. Kramarz
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy Wayne Erwin	Date: December 15, 2014
Roy Wayne Erwin, Principal Executive Officer

By: /s/ Michael A. Kramarz	Date: December 15, 2014
Michael A. Kramarz, Principal Financial Officer

By: /s/ Michael A. Kramarz	Date: December 15, 2014
Michael A. Kramarz, Principal Accounting Officer

By: /s/ Barry Griffith	Date: December 15, 2014
Barry Griffith, Director