Form 10-Q
period 2014-11-30
Oncologix Tech Inc.
filed 2015-01-16
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended November 30, 2014

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

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 2, 2015
Common Stock, $0.001 par value	169,780,297

FORWARD LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts. These statements contained herein are based on current expectations that involve a number of known and unknown risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2014, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect development or information after the date this Report is filed with the Securities Exchange Commission.

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “Oncologix”, “OCLG”, “we”, our” or “us” means Oncologix Tech, Inc.., a Nevada corporation and its corporate subsidiaries and predecessors. September 1, 2014 to August 31, 2015 means “fiscal 2015 and September 1, 2013 to August 31, 2014 means “fiscal 2014”.

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,361	$17,504
Accounts receivable (net of allowance of $71,000 and $9,000)	837,033	213,399
Inventory	137,436	31,271
Prepaid expenses and other current assets	32,355	9,307
Prepaid commissions and finders' fees	1,760	3,152

Total current assets	1,085,945	274,633

Property and equipment (net of accumulated depreciation
of $31,378 and $28,264)	40,719	39,967
Deposits and other assets	36,352	14,582
Goodwill	2,404,389	1,781,779
Patents, registrations (net of amortization of $99,515 and $97,983)	22,965	24,497

Total assets	$3,590,370	$2,135,458

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $56,329 and $99,491)	$385,946	$436,308
Notes payable (net of discount of $8,613 and $18,596)	2,179,313	946,104
Notes payable - related parties	33,206	51,600
Inventory finance agreements	197,097	—
Accounts payable and other accrued expenses	1,206,319	732,934
Accrued interest payable	150,126	148,681
Accrued interest payable - related parties	7,125	6,342
Current portion of long term debt	84,195	82,532

Total current liabilities	4,243,327	2,404,501

Long-term liabilities:
Notes payable (net of current portion)	373,739	395,675
Convertible notes payable	—	—

Total long-term liabilities	373,739	395,675

Total liabilities	4,617,066	2,800,176

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 78,564 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	79	79
Common stock, par value $.001 per share; 750,000,000 shares authorized;
154,450,376 and 134,600,152 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	154,450	134,600
Additional paid-in capital	47,632,329	47,565,869
Accumulated deficit prior to reentering development stage	(48,813,683)	(48,370,395)
Common stock subscribed (0 and 1,058,201 shares issuable, respectively at November 30, 2014 and August 31, 2014)	—	5,000

Total stockholders' deficit	(1,026,696)	(664,718)

Total liabilities and stockholders' deficit	$3,590,370	$2,135,458

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	November 30,	November 30,
	2014	2013

Revenues	$1,161,874	$724,632

Cost of revenues	861,031	494,555

Gross profit	300,843	230,077

Operating expenses:
General and administrative	454,323	277,360
Research and development expense	10,000	—
Depreciation and amortization	4,645	5,452

Total operating expenses	468,968	282,812

Loss from operations	(168,125)	(52,735)

Other income (expense):
Acquisition costs	—	—
Interest and finance charges	(270,841)	(151,003)
Interest and finance charges - related parties	(783)	(16,491)
Loss on conversion of notes payable - related parties	—	(36,380)
Loss on disposal of assets	—	(28,748)
Other income (expenses)	(3,539)	—

Total other income (expense)	(275,163)	(232,622)

Loss from continuing operations	(443,288)	(285,357)

Discontinued operations
Operating loss from discontinued operations	—	(36)
Gain on disposal of discontinued operations	—	95,564

Gain from discontinued operations	—	95,528

Less loss attributable to noncontrolling interest	—	—

Net gain from discontinued operations	—	95,528

Net loss before income taxes	(443,288)	(189,829)

Income taxes	—	—

Net loss attributable to common shareholders	$(443,288)	$(189,829)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	—	0.00

	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	133,488,493	79,307,202

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	November 30,	November 30,
	2014	2013
Operating activities:
Net loss	$(443,289)	$(189,829)

Net gain from discontinued operations	—	(95,528)

Net loss from continuing operations	(443,289)	(285,357)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	4,646	5,452
Loss on disposal of property and equipment	—	28,748
Amortization of discount on notes payable and warrants	70,460	4,041
Loss on conversion of notes payable - related parties	—	36,380
Non-cash interest charges	49,900	—
Issuance of stock and warrants for fees	24,000	84,859
		—
Changes in operating assets and liabilities:
Accounts receivable	(50,504)	(19,463)
Prepaid expenses and other current assets	(22,188)	7,808
Prepaid commissions and finders' fees	1,392	—
Deposits and other assets	(11,219)	—
Accounts payable and other accrued expenses	163,952	(58,994)
Accrued interest payable - related parties	783	(61,757)
Accrued interest payable	16,166	131,272

Net operating cash flows - continuing operations	(195,901)	(127,011)

Net operating cash flows - discontinued operations	—	95,528

Net cash used in operating activities	(195,901)	(31,483)

Investing activities:
Purchase of property and equipment	(858)	(416)
Acquisition of Esteemcare and Affordable	(560,984)	—

Net cash used in investing activities	(561,842)	(416)

Financing activities:
Proceeds from issuance of convertible notes	25,000	25,000
Proceeds from issuance of notes payable	1,360,000	140,327
Proceeds from the issuance of common stock	—	10,000
Repayment of notes payable	(387,501)	(84,141)
Repayment of notes payable - related parties	(18,394)	(4,600)
Repayment of inventory financing agreements	(73,809)	—
Repayment of convertible notes payable	(87,696)	—

Net cash provided by financing activities	817,600	86,586

Net increase (decrease) in cash and cash equivalents	59,857	54,687

Cash and cash equivalents, beginning of period	17,504	39,456

Cash and cash equivalents, end of period	$77,361	$94,143

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

Oncologix Tech, Inc. is a diversified medical holding company with operating segments in medical device, healthcare services and medical products and technologies. We operate and manufacture Class II medical device products, delivers Personal Healthcare Services nationally and provides Home Medical Equipment (HME) and Durable Medical Equipment (DME) sales in licensed markets. For its clients, Oncologix provides FDA approved medical devices, State licensed healthcare services and medical product sales. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 25, 2014, we acquired the outstanding stock of Esteemcare, Inc. and it’s wholly owned subsidiary Affordable Medical Equipment Solutions, Inc. Esteemcare, Inc is a Durable and Home Medical equipment and supply distributor for respiratory therapy and is Accredited by the “Joint Commission on Healthcare Organizations”.

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

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements for the three months ended November 30, 2014 and 2013 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation (“Dotolo”), Amian Angels, Inc. (“Amian”), Advanced Medical Products & Technologies Inc. (“AMPT”), Esteemcare Inc. and Affordable Medical Equipment Solutions Inc. (collectively “Esteemcare”) Dotolo and Amian are Louisiana Corporations. AMPT is a Nevada corporation. Esteem & Affordable are South Carolina corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

SEGMENT INFORMATION

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and in assessing performance. The Company currently has three business segments; medical device manufacturing (Dotolo), personal care services (Amian) and medical products and technologies (AMPT and Esteem & Affordable.

REVENUE RECOGNITION

Revenue is recognized by the Company in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the seller’s price to the buyer is fixed and determinable; and collectability is reasonably assured. Currently, the primary revenue for the Company is derived from its sales in its Personal Care Services and Medical Products and Technologies Segments’.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amian is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Health & Hospitals and the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for Amian Angels to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our primary payor sources is the State of Louisiana, the Department of Veterans Administration and Private Pay individuals who reimburse us for the services we provide. We currently experience a two percent claims rejection rate. With the acquisition of Amian, Amian Angels now has private pay clients as well as Veterans Administration Social Services clients.

Esteemcare recognizes revenue related to product sales upon delivery to customers provided that we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which those documents are collected and verified. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and from patients directly. Government and insurance payors’ generally require patient compliance with product usage. Accordingly, most pay for the product purchases over a multi-month plan, generally 10 to 13 months. We record these revenues as received since the transfer of ownership is not guaranteed until the full purchase price is paid to us. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.

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

Our medical products and technologies accounts receivable are generally due from Medicare, Medicaid, private insurance companies, and our private patients. Accounts receivable are reported net of allowances for contractual adjustments and uncollectible accounts. The collection process is time consuming, complex and typically involves the submission of claims to multiple layers of payers whose payment of claims may be contingent upon the payment of another payer. As a result, our collection efforts may be active for up to 18 to 24 months from the initial billing date. In accordance with regulatory requirements, we make reasonable and appropriate efforts to collect our accounts receivable, including deductible and co-payment amounts, in a manner consistent for all classes of payers.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

Inventories are stated at costs and are held on a first-in, first-out basis. Our inventory in our medical device segment consists primarily of miscellaneous parts. Our inventory in our medical products and technologies segment consists of masks, CPAP machines, BiPAP machines and other necessary breathing equipment.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We accounted for the acquisition of Dotolo, Amian and Esteemcare using the acquisition method of accounting under ASC 805 and ASC 810-10-65. The purchase price was allocated first to identifiable current then fixed assets as well as liabilities assumed. We then earmarked identifiable intangibles, with the remainder to goodwill. We identified patents as our identifiable asset for Dotolo Research Corporation. Amounts allocated to Goodwill for the acquisition of Dotolo are based on expanding our product into the medical market and the potential upside of the sale with a FDA medical device product with a reimbursement code. Dotolo is one of four companies worldwide with this FSA approved medical device product. Amounts allocated to goodwill for Amian and Esteemcare are based on increased clients and future revenues.

The Company evaluates the recoverability of its indefinite lived intangible assets, which consist of Dotolo, Amian and Esteemcare, based on estimates of future royalty payments that are avoided through its ownership of the intangibles and patents, discounted to their present value. In determining the estimated fair value of the intangibles and patents, management considers current and projected future levels of revenue based on its plans for Dotolo, business trends, prospects and market and economic conditions. See Note 4 – Acquisitions for further information on the acquisition of Dotolo.

We follow the two step process in ASC 350-20-35 for impairment testing. In the first step we compare the fair value of the reporting unit as a whole to its carrying value, including goodwill. For both reporting units, we have determined that the reporting units’ fair value exceeds its carrying value. We also compare the carrying value of goodwill by itself for both reporting units.

The following explains the results of our impairment testing. We have allocated $564,075 of goodwill to the Angels of Mercy, Inc. reporting unit. As of November 30, 2014 the fair value exceeds the carrying value of goodwill by 39%. We have allocated $1,217,704 of goodwill to the reporting unit Dotolo Research Corporation. As of November 30, 2014 the fair value exceeds the carrying value of goodwill by 26%. We have allocated $622,610  of goodwill the Esteemcare reporting unit. As of November 30, 2014 the fair value exceeds the carrying value of goodwill by 51% . In calculating the valuation, we used a discounted cash flow method based on the future 5 years cash flows of each reporting unit. We used a discount rate of 8% which is currently higher that the current long term interest rate. An increase in the overall national interest rate could have a negative impact on our valuation. An additional risk is the possibility of cash flow projections falling short of our 5 year estimate amount.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were minimal for the three months ended November 30, 2014 and 2013. Such costs are expensed as incurred.

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

STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan, which is described more fully in Note 12. The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the vesting periods. The expected term of awards granted represent the period of time they are expected to be outstanding. The Company determines the expected term based on historical experience with similar awards, giving consideration to the contractual terms and vesting schedules. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant. If actual results differ significantly from estimates, stock-based compensation could be impacted.

INVENTORY FINANCING AGREEMENTS

Our inventory finance agreements consist of qualified for-sale equipment purchases. Qualifying inventory purchases are grouped into a 12 month finance agreements allowing the company to spread the payments for this inventory over a twelve month period. All inventory finance agreements are interest free and consist of only minor fees for setup.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three months ended November 30, 2014 and 2013 are as follows:

	For the Three Months Ended
	November 30,	November 30,
	2014	2013

Net gain (loss) attributable to common shareholders
Continuing operations	$(443,288)	$(285,357)
Discontinued operations	—	95,528

	$(443,288)	$(189,829)

Weighted average shares outstanding	133,488,493	79,307,202

Loss per common shares, basis and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	—	0.00

	$(0.00)	$(0.00)

Due to the net losses during the three months ended November 30, 2014 and 2013, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of November 30, 2014 and 2013:

	As of
	November 30,	November 30,
	2014	2013
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	78,564	5,828,531
Convertible notes payable	133,670,880	6,728,418
Options	6,173,750	147,500
Warrants	30,583,333	11,500,000

Total potentially dilutive securities	170,506,527	24,204,449

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

During the year ended August 31, 2013 we acquired Dotolo Research Corporation and Angels of Mercy, Inc. In December 2013, through Amian Angels, we also acquired the assets of Amian Health Services and changed the company’s name to Amian Angels Inc. In September 2014 we acquired Esteemcare Inc. and Affordable Medical Equipment Solutions Inc. While these acquisitions greatly increase the value of our Company, the combined operations of OCLG are not cash flow positive at this time. Amian and Esteemcare are currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. We anticipate that we will require approximately $1,000,000 to operate through December 31, 2015. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at Dotolo Research. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

Our Company is not profitable and we have to rely on debt and equity financings to fund operations. There is no assurance that the business activities of Dotolo will achieve breakeven status by the end of 2015. Significant delays in achieving break-even status could affect the ability to obtain future debt and equity funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern. After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. Currently there is a substantial doubt in the Company’s ability to continue as a going concern.

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

On September 25, 2014, we acquired all the outstanding shares of Esteemcare Inc. and its wholly owned subsidiary, Affordable Medical Equipment Solutions Inc. in exchange for a $400,000 down payment, $100,000 note and payoff of $173,433 in operating leases.

The acquisition was accounted for using the acquisition method of accounting and the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include patents and purchased goodwill.

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$12,449
Accounts receivable (net)	573,130
Inventory	106,165
Prepaid expenses and other current assets	860
Property and equipment	3,008
Deposits and other assets	10,551
Purchased goodwill	622,610

Total assets acquired	$1,328,773

Accounts payable and other accrued expenses	$454,877
Inventory financing agreements	125,463
Notes payable	75,000

Total liabilities assumed	$655,340

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

	For the Three Months Ended
	November 30,	November 30,
	2014	2013
Operating expenses:
General and administrative	$—	$36
Depreciation and amortization	—	—

Total operating expenses	—	36

Loss from operations	—	(36)

Other income (expense):

Total other income (expense)	—	—

Loss from discontinued operations	—	(36)
Gain on disposal of discontinued operations	—	95,564

Loss from discontinued operations	—	95,528

Less loss attributable to noncontrolling interest	—	—

Net loss from discontinued operations	$—	$95,528

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $137,436  and $31,271 as of November 30, 2014 and 2013, respectively. Our inventory as of November 30, 2013 relates to our medical device manufacturing segment. Inventories at November 30, 2014 also included $106,165  related to our medical products and technologies division. Our inventory in our medical device segment consists primarily of miscellaneous parts. Our inventory in our medical products and technologies segment consists primarily of disposable products such as masks, oxygen tubing, and other breathing equipment. We also hold minor amounts of CPAP machines and BiPAP machines. Our machine purchases are generally set up on a Just-in-time order system. We do not maintain any inventory for our personal service care segment or our medical products division. We are currently redesigning our Toxygen hardware system and disposable products to take our Toxygen product into new markets. Currently, inventory on hand is made up of miscellaneous Toxygen hardware parts.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at November 30, 2014 and August 31, 2014

	November 30,	August 31,
	2014	2014
Furniture	$14,118	$12,688
Office Equipment	12,962	12,962
Computers	23,897	22,321
Software	3,497	3,497
Leasehold improvements	—	—
Equipment	17,623	16,763

Total property and equipment at cost	72,097	68,231

Less: accumulated depreciation and amortization	(31,378)	(28,264)

	$40,719	$39,967

NOTE 8 – OFFICE LEASES

The Company leases office space in Alexandria and Lafayette Louisiana and in West Columbia and Charleston SC. Alexandria is a three year lease; Lafayette is a five year lease; West Columbia has one year remaining on its lease; and Charleston is a three year lease. On March 28, 2014, Dotolo Research moved from its current manufacturing location in Phoenix AZ into E&R Engineer manufacturing facilities located in Tempe, Az. Currently we hold our equipment in storage until a new facility is located. Rent expense for the three months ended November 30, 2014 and 2013 were $30,075 and $23,200, respectively. Following are the minimum lease payments:

2015	$108,323
2016	126,424
2017	114,808
2018	42,448

Totals	$392,003

NOTE 9 – GOODWILL, PATENTS AND OTHER INTANGIBLE ASSETS

We currently carry our patents and registrations net of amortization. As of November 30, 2014 and 2013, the Company has a capitalized cost of patents and registrations in the amount of $122,479 and accumulated amortization of 99,515. Our patents and registrations are amortized over a 20 year period. Amortization for each of the next 4 fiscal years, assuming no impairment, will be $6,124 per year.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVENTORY FINANCE AGREEMENTS

Our inventory finance agreements consist of qualified for-sale inventory purchases. These finance agreements are held solely by Esteemcare. Qualifying inventory purchases are grouped into a 12 month finance agreements allowing the company to spread the payments for this inventory over a twelve month period. This allows the company to collect payments for the purchases of that inventory over that time period as most insurance plans spread the purchase payments over a multi-month period, generally 10 to 13 months. All inventory finance agreements are interest free and consist of only minor fees for setup. Below is a listing of our outstanding inventory finance agreements as of November 30, 2014 and 2013 as well as the monthly payment on each agreement.

	As of November 30,
	2014	2013	Monthly Payment
Wells Fargo (013)	$1,395	$—	$1,395
Wells Fargo (015)	7,873	—	7,873
LCA 4160	20,804	—	4,161
Wells Fargo (016)	12,499	—	2,083
Wells Fargo (017)	33,323	—	4,165
VGM (322)	59,467	—	5,947
Wells Fargo (018)	61,736	—	6,174

Outstanding leases	$197,097	$—	$31,798

NOTE 11 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of November 30, 2014 and 2013:

	November 30,	November 30,
	2014	2013

8.0% convertible note due February 2015	$75,000	$100,000
6.0% convertible note due September 2015	189,025	235,025
8.0% convertible note due December 2013	—	9,380
8.0% convertible note due October 2014 (net of discount)	—	4,041
12% convertible note due March 2015 (net of discount)	14,586
10% convertible note due February 2015 (net of discount)	74,726
12% convertible note due July 16, 2015 (net of discount)	9,947
8% convertible note due November 2015	7,831
8% convertible note due November 2015	14,831

Total unsecured convertible notes payable	385,946	348,446
Less: Long-Term portion	—	—

Current portion	$385,946	$348,446

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on convertible notes payable as of November 30, 2014:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2015	$ 385,946

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. Eight of these notes we-+re converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013 and November 2014, the investor sold two $25,000 positions of principal in the note to another accredited investor and currently holds a note representing the remaining $75,000 in principal. The note has been extended to February 28, 2015. We are currently working with the investor to extend the note. As of November 30, 2014, the Company has accrued interest in the amount of $62,642.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. An outside party has entered into an assignment and settlement agreement with Ms. Lindstrom to purchase the note. The note assignment is currently in default. During fiscal 2014, the Assignee has converted $46,000 of principal into 8,788,171 shares of stock reducing the current balance of the note to $189,025. As of November 30, 2014, the Company has accrued interest in the amount of $78,754.

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

On March 19, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on March 19, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. During November 2014, the investor converted $4,000 of principal plus accrued interest of $219 into 2,126,602 shares of common stock. The current principal balance at November 30, 2014 is $22,500 . As of November 30, 2014, the Company has accrued interest in the amount of $1,266.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2014 we issued a convertible promissory note in the principal amount of $50,000 to an unrelated accredited investor. This promissory note bore interest at a rate of 12% per annum and is due on April 8, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $50,000. This note was paid in full on October 2, 2014.

On April 25, 2014 we issued a convertible promissory note in the principal amount of $25,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. During October and November 2014, the entire principal amount of $25,000 was converted into 8,284,469 shares of common stock. As of November 30, 2014, the Company has accrued interest in the amount of $1,646.

On May 21, 2014 we issued a convertible promissory note in the principal amount of $115,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 10% per annum. This principal includes a 10% OID in the amount of $10,000, which is being amortized over the term of the note. The note is due in 4 equal installments beginning on the 180th day after the execution of the note. The company may make the payments in common stock. The note is convertible at a $.009 per share. As additional consideration, the Company issued 9,583,333 5 year warrants with an exercise price of $.009. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $38,322 related to the issuance of the warrants. On November 23, 2014  the Company made a required principal payment of $28,750 plus accrued interest. The balance of this note as of November 30, 2014 is $86,250. As of November 30, 2014, the Company has accrued interest in the amount of $168.

On July 16, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on July 26, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. As of November 30, 2014, the Company has accrued interest in the amount of $796.

On November 17, 2014, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 30% discount into shares of the Company’s common stock using a five-day average of the lowest closing stock prices immediately preceding the conversion date. The Company recorded a beneficial conversion feature of $10,545. On November 21, 2014 the investor converted $7,000 of principal into 2,380,952 shares of the Company’s common stock. The principal balance of the note on November 30, 2014 was $18,000. As of November 30, 2014, the Company has accrued interest in the amount of $22.

On November 17, 2014 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 30% discount of the average of the five closing stock prices immediately preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $10,545. As of November 30, 2014 the company has accrued interest of $71.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of November 30, 2014, there are currently no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	November 30,	November 30,
	2014	2013
6.0% line of credit (2)	$ 33,206	$ 51,600
-

Outstanding unsecured related party notes payable	$ 33,206	$ 51,600

(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of November 30, 2014 the Company has repaid $18,394 of principal and has accrued interest in the amount of $7,125. There is no specific due date on this note.

During April 2013, Wayne Erwin, our President and CEO, had advanced a total of $10,675 to Oncologix Tech, Inc. This note bore interest at 6%. This note was paid in full in September 2013 together with accrued interest of $223.

The following is a summary of future minimum payments on related party notes payable as of November 30, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	$ 33,206

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	November 30,	November 30,
	2014	2013
18% note payable due January 2015	$30,000	$30,000
18% note payable due January 2015	20,000	20,000
Time Lease Payment due January 2014	—	958
Note payable	11,100	60,600
Bank line of credit loan	43,671	4,976
6% note payable due December 2014	2,158	-
Merchant Loan due March 2014	—	68,950
Merchanrt Loan due May 2014	—	50,389
Merchant Loan due January 2015	25,385	-
Merchant Loan due January 2015	29,600	-
Merchant Loan due January 2015	54,885	-
Merchant Loan due January 2015	48,950	-
Note payable	75,000	-
12% note payable due May 2014	—	10,000
Note payable - fee reimbursement	—	43,333
6% note payable due August 2015	—	111,500
6% note payable due October 2017	457,934	537,238
18% note payable due January 2015	47,666	100,000
22% note payable due January 2014	—	10,000
18% note payable due November 2014 (net of discount)	—	10,000
18% note payable due November 2014 (net of discount)	—	10,000
4% note payable due November 2014	—	45,909
14.5% note payable due September 2015	1,533,584	-
18% note payable due January 2015 (net of discount)	71,985	-
10% note payable due June 2015 (net of discount)	11,576	-
6% note payable due February 2015 (net of discount)	4,026	-
6% note payable due August 2015 (net of discount)	17,834	-
6% note payable due September 2015	68,920	-
6% note payable due September 2015	22,973	-
12% note payable due December 2019	60,000	-

Subtotal	2,637,247	1,113,853

Less: Long-Term portion	(373,739)	(315,115)

Current portion	$2,263,508	$798,738

Notes held by Dotolo

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the three months ended November 30, 2014, we made interest payments in the amount of $1,350. As of November 30 2014, we have accrued interest of $1,365.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the year ended November 30, 2014, we made interest payments in the amount of $900. As of November 30, 2014, we have accrued interest of $990.

Our subsidiary has a time lease payment which is due to be paid off in January 2014. As of November 30, 2013, the outstanding balance was $958.

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. We entered into a settlement agreement whereby we paid $45,000 from amounts held in reserve by our senior lender and are required to make 10 monthly payments of $1,500. As of November 30, 2014, the current balance is $11,100.

Notes held by Amian Angels

During fiscal 2014 we borrowed $45,000 from our line of open line of credit with our bank. As of November 30, 2014 the outstanding balance of the line of credit loan was $43,671.

In connection with the acquisition of Amian Health Services, the Company entered into a twelve month promissory note in the total principal amount of $25,000. The note bears interest at $6% and requires monthly payments of $2,152. As of November 30, 2014, the balance is $2,158.

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

On March 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 209 daily payments in the amount of $940 for a total repayment amount of $196,500. We netted gross proceeds of $146,750 after paying loan fees. This note was paid in full in December 2014.

On April 18, 2014, the Company obtained a merchant loan for additional working capital in the amount of $120,000. This loan requires 189 daily payments in the amount of $800 for a total repayment amount of $151,200. We netted gross proceeds of $119,301 after paying loan fees. This note was paid in full in December 2014.

On July 10, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 132 daily payments in the amount of $1,568 for a total repayment amount of $207,000. We netted gross proceeds of $149,120 after paying loan fees. This note was paid in full in December 2014.

On September 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $100,000. This loan requires 75 daily payments in the amount of $1,999 for a total repayment amount of $149,900. We netted gross proceeds of $99,295 after paying loan fees. This note was paid in full in December 2014.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes held by Esteemcare

On September 25, 2014, as part of the acquisition of Esteemcare Inc. and Affordable Medical Inventory Solutions Inc., the company issued a 1 year note to Imad Siddiqui in the principal amount of $75,000. As of November 30, 2014, this note has not been executed by the holder and accordingly, we have not accrued any interest on this note.

Notes held by Oncologix Tech

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

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of November 30, 2014, the outstanding balance of the note is $457,934.

On July 26, 2013 the Company issued an 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. In December 2013, we modified the loan agreement to make monthly payments of $6,200. As of November 30, 2014 the outstanding balance was $47,666.

On October 1, 2013, the Company borrowed 10,000 in principal from an unrelated investor. The note was due January 2, 2014 and bore interest at 22%. Monthly interest payments of $183.33 are due on the first of each month beginning on November 1, 2013. This note was paid in full on January 3, 2014.

On November 5, 2013 and November 8, 2013, the Company entered into two, one-year promissory notes with accredited investors to borrow a total principal amount of $20,000. Each promissory note is $10,000 in principal balance, bore interest at 18% and requires monthly interest payments of $150 each. The company also issued 3,000,000 in cashless warrants as finder’s fees for these funds. The Company recorded a discount of $14,805 for the issuance of the warrants. These notes were paid in full in November 2014.

On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013. This note was paid in full during November 2014.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible ONLY upon default by the Company. In July 2014, we borrowed an additional $75,000 from the principal we repaid. This note is due in six months with an automatic option to renew after six months. On September 25, 2014, the Company took down a second draw from its 4 million dollar line of credit facility in the amount of $1,200,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The outstanding balance at the time of the draw was $1,533,584 which is secured by twelve month 14.5% promissory note, which is convertible ONLY upon default by the Company. This note is automatically renewable for an additional twelve months. The company is required to pay interest and fees only for the initial 3 months. The balance of this note on November 30, 2014 is $1,533,584.

On December 3, 2013, The Company entered into a twelve month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $1,375 beginning on January 15, 2014 with a balloon payment due December 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025. As of November 30, 2014, the balance was $72,034 . The Company recorded a discount of $5,992 for the issuance of the warrants.

On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor in the principal amount of $12,000. This note bears interest at 10% per annum and matures in December 2014. This note was extended to June 2015. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02. The Company recorded a discount of $7,746 for the issuance of the warrants. As of November 30, 2014 the Company has accrued interest of $1,137.

On February 7, 2014, the Company issued a 1-year promissory note in the principal amount of $15,000 to a non-related accredited investor. This note bears interest at 6% per annum and matures in February 2015. As additional consideration for the operating capital loan, the company issued 1,500,000 two-year warrants with an exercise price of $0.15 and 1,000,000 shares of common stock. The Company recorded an expense of $9,000 for the issuance of the common stock. The Company recorded a discount of $5,151 for the issuance of the warrants. On August 1, 2014 this investor used $10,000 to purchase 1,200,000 shares of common stock. As of November 30, 2014 the Company has accrued interest of $527.

On August 15, 2014 the Company issued a 1-year promissory note to a non-related accredited investor in the principal amount of $25,000. This note bears interest at 10% per annum and matures in August 2015. As additional consideration for the operating capital loan, the company issued 4,000,000 cashless two-year warrants with an exercise price of $0.065. The Company recorded a discount of $10,177 for the issuance of the warrants. As of November 30, 2014 the Company has accrued interest of $743.

On September 25, 2014, the Company issued a $75,000 and $25,000 1-year promissory notes bearing interest at 6% in connection with the acquisition of Esteemcare Inc. and Affordable Medical Inventory Solutions Inc. As of November 30, 2014, the outstanding balances of these notes were $68,920 and $22,973, respectively.

On October 1, 2013, the Company borrowed $60,000 in principal from an unrelated investor. This note bears interest at a rate of 12% and calls for 60 monthly payments of $1,334.67 beginning on January 19, 2015. The note matures on January 19, 2019.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on r notes payable as of November 30, 2014:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	2,234,881
2016	87,623
2017	314,743

NOTE 12 — STOCKHOLDERS EQUITY

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2014	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, November 30, 2014	129,062	64,531	$25,812	$0.40

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2013	58,564	58,564,000	$—	$80.25

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	20,000	20,000,000	—	$80.25
Outstanding, August 31, 2014	78,564	78,564,000	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, November 30, 2014	78,564	78,564,000	$—	$80.25

SUBSCRIBED COMMON STOCK:

Below is a table detailing the Common Stock Subscribed during the last two fiscal years:

For the period Ended November 30, 2014
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	-	$-

Total subscribed stock	-	$-

For the period Ended August 31, 2014
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	1,058,201	$5,000

Total subscribed stock	1,058,201	$5,000

COMMON STOCK:

On March 7, 2014, the Company increased its authorized shares of common stock to 750,000,000. The increase was approved by a majority of the Company’s shareholders on January 27, 2014.

Below are recent sales of unregistered securities:

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/10/2014	1,058,201	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,058,201 shares of common stock at $0.004725 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10/28/2014	1,473,622	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,473,622 shares of common stock at $0.003383 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/3/2014	1,508,296	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,508,296 shares of common stock at $0.003315 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/10/2014	1,724,733	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,724,733 shares of common stock at $0.002899 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/12/2014	6,000,000	$ -	Vendor	The company issued 6,000,000 shares of common stock as consideration for services. The company recorded an expense of $24,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/24/2014	2,380,952	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $7,000 in principal and interest into 2,380,952 shares of common stock at $0.00294 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	3,577,818	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,000 in principal and interest into 3,577,818 shares of common stock at $0.002795 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	2,126,602	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,219 in principal and interest into 2,126,602 shares of common stock at $0.001984 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	79,862,954	$ 10,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of November 30, 2014, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

WARRANTS:

The following table summarizes warrant activity in fiscal 2015 and 2014:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2013	7,000,000	0.012
Expired/Retired	—	—
Exercised	—	—
Issued	23,583,333	0.011
Outstanding, August 31, 2014	30,583,333	—

Expired/Retired	—	—
Exercised	—	—
Issued	—	—
Outstanding, November 30, 2014	30,583,333	0.011

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended November 30,
	2014	2013
Volatility	-	329% - 380%
Risk free rate	0.00%	0.25%
Expected dividends	None	None
Expected term (in years)	-	3 Years

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details relative to the 30,583,333 immediately exercisable outstanding warrants at November 30, 2014 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$ 0.012	3 years	November 2017
Second quarter of fiscal 2014	5,500,000	$ 0.017	2 to 3 years	Dec 2015 to Dec 2016
Third quarter of fiscal 2014	9,583,333	$ 0.012	5 years	May 2019
Fourth quarter of fiscal 2014	4,000,000	$ 0.007	2 years	August 2016

Outstanding, August 31, 2014	30,583,333

First quarter of fiscal 2014	-	$ -	-

Outstanding, November 30, 2014	30,583,333

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The remaining contractual life of warrants outstanding as of November 30, 2014 was 2.55 years. Warrants for the purchase of 30,583,333 and 11,500,000 shares were immediately exercisable on November 30, 2014 and 2013, respectively with a weighted-average price of $0.011 and $0.012 per share, respectively.

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

We have 473,253 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of November 30, 2014. This plan has been approved by our shareholders.

During the three months years ended November 30, 2014 and 2013, we granted nil and nil options from the stock incentive plan described above, respectively. During the three months ended November 30, 2014 and 2013, nil and nil options were exercised, respectively. During the three months ended November 30, 2014 and 2013, nil and 69,585 options expired, respectively. During the three months ended November 30, 2014 and 2013, $0 and $0 was expensed as stock based compensation, respectively.

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$1,120.000
Granted	6,120,000	$0.015 - $0.016	$0.020
Exercised	-	-	$-
Cancelled	(163,335)	$1.04 - $2.00	$1.380
Outstanding, August 31, 2014	6,173,750	$0.12 - $2.00	$0.016
Granted	-	$ -	$-
Exercised	-	-	$-
Cancelled	-	$0.00	$-
Outstanding, November 30, 2014	6,173,750	$0.12 - $2.00	$0.016

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 30, 2014.

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

The remaining contractual life of options outstanding as of November 30, 2014 was 8.98years. Options for the purchase of 6,173,750 and 147,500 shares were immediately exercisable on November 30, 2014 and 2013, respectively with a weighted-average price of $0.016 and $0.016 per share, respectively.

	Options	Options
	Outstanding	Exercisable
Number of options	6,173,750	6,173,750
Aggregate intrinsic value of options	$-	$-
Weighted average remaining contractual term (years)	8.98	8.98
Weighted average exercise price	$0.016	$0.016

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

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. On January 3, 2014, we issued 1,000,000 S-8 shares to a consultant in payment for services to be provided for the Company. On November 15, 2014 we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. We have 7,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of November 30, 2014.

NOTE 13 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During the three months ended November 30, 2014 and 2013, the Company entered into financing agreements with related parties of the Company. Please see Note 11 – Notes Payable for further descriptions of these transactions.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENTS

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

Our Medical Products and Technologies segment will consist of the products of Advanced Medical Products and Technologies, Esteemcare Inc. and Affordable Medical Inventory Solutions Inc. and future acquisitions.

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

Below are the segment assets as of November 30, 2014.

	As of November 30, 2014
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,157	$80	$36,742	$18,382	$77,361
Accounts receivable (net)	213,542	—	$623,491	—	837,033
Inventory	—	31,271	$106,165	—	137,436
Prepaid expenses and other current assets	—	—	$2,487	29,868	32,355
Prepaid commissions and finders' fees	—	—	256	1,504	1,760

Total current assets	235,699	31,351	769,141	49,754	1,085,945

Property and equipment (net)	20,131	17,001	2,884	703	40,719
Deposits and other assets	2,233	24,803	9,316	—	36,352
Goodwill	564,075	1,217,704	622,610	—	2,404,389
Patents, registrations (net of amortization)	—	22,965	—	—	22,965

Total assets	$822,138	$1,313,824	$1,403,951	$50,457	$3,590,370

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the segment assets as of August 31, 2014.

	As of August 31, 2014
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

ASSETS
Current Assets:
Cash and cash equivalents	$9,336	$(110)	$1,000	$7,278	$17,504
Accounts receivable (net)	213,399	—	—	—	213,399
Inventory	—	31,271	—	—	31,271
Prepaid expenses and other current assets	—	—	—	9,307	9,307
Prepaid commissions	—	—	—	3,152	3,152

Total current assets	222,735	31,161	1,000	19,737	274,633

Property and equipment (net)	21,287	17,893	—	787	39,967
Deposits and other assets	2,082	12,500	—	—	14,582
Goodwill	564,075	1,217,704	—	—	1,781,779
Patents, registrations (net of amortization)	—	24,497	—	—	24,497

Total assets	$810,179	$1,303,755	$1,000	$20,524	$2,135,458

Below are the statements of operations for the reporting periods presented.

	For the Three Months Ended November 30, 2014
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$909,972	$—	$251,902	$—	$1,161,874

Cost of revenues	747,685	10,934	102,412	—	861,031

Gross profit	162,287	(10,934)	149,490	—	300,843

Operating expenses:
General and administrative	124,176	10,950	103,217	215,980	454,323
Research and development Expense	—	10,000	—	—	10,000
Depreciation and amortization	2,014	2,423	124	84	4,645

Total operating expenses	126,190	23,373	103,341	216,064	468,968

Loss from operations	36,097	(34,307)	46,149	(216,064)	(168,125)

Other income (expense):
Interest and finance charges	(53,777)	(2,250)	(650)	(214,164)	(270,841)
Interest and finance charges - related parties	—	(783)	—	—	(783)
Other income (expenses)	—	(3,539)	—	—	(3,539)

Total other income (expense)	(53,777)	(6,572)	(650)	(214,164)	(275,163)

Loss from continuing operations	$(17,680)	$(40,879)	$45,499	$(430,228)	$(443,288)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Three Months Ended November 30, 2013
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$724,632	$—	$—	$—	$724,632

Cost of revenues	482,388	12,167	—	—	494,555

Gross profit	242,244	(12,167)	—	—	230,077

Operating expenses:
General and administrative	154,974	11,897	—	110,489	277,360
Depreciation and amortization	2,945	2,423	—	84	5,452

Total operating expenses	157,919	14,320	—	110,573	282,812

Loss from operations	84,325	(26,487)	—	(110,573)	(52,735)

Other income (expense):
Interest and finance charges	(63,004)	(3,483)	—	(84,516)	(151,003)
Interest and finance charges - related parties	—	(783)	—	(15,708)	(16,491)
Loss on conversion of notes payable - related parties	—	—	—	(36,380)	(36,380)
Loss on disposal of assets	(28,748)	—	—	—	(28,748)
Other income (expenses)	—	—	—	—	—

Total other income (expense)	(91,752)	(4,266)	—	(136,604)	(232,622)

Loss from continuing operations	$(7,427)	$(30,753)	$—	$(247,177)	$(285,357)

NOTE 15 - JOINT VENTURE

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

NOTE 16 - RETIREMENT PLAN

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

NOTE 18 – STATEMENT OF CASH FLOWS

For the year ended November 30, 2014, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On November 15, 2014, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	4,000

On November 15, 2014, the Company issued 5,000,000 shares of common stock in payment for a investor relations consulting contract.	20,000

On November 17, 2014, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,545 related to that transaction.	10,545

On November 17, 2014, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,545 related to that transaction.	10,545

Total non-cash transactions from investing and financing activities.	$45,090

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

NOTE 19 - EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,250. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the three months ended November 30, 2014 and 2013, $30,000  and $30,000  was expensed as salary, respectively.

On April 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $58,000 along with a monthly auto allowance and health insurance allowance totaling $500. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. On October 1, 2013, the Company’s Board of Directors approved a salary increase to $80,000 per year. During the three months ended November 30, 2014 and 2013, $21,000  and 20,225  was expensed as salary, respectively.

On August 1, 2013, Vickie Hart, the President of Amian Angels Inc., signed a three year employment agreement. The agreement provides for an annual salary of $52,000 along with a monthly health insurance allowance totaling $400. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the three months ended November 30, 2014 and 2013, $12,462 and $12,462 was expensed as salary, respectively.

On July 16, 2014, Harold Halman, the President of our Medical Products Segment, signed a three year employment agreement. The agreement provides for an annual salary of $85,000, along with a monthly auto allowance and health insurance allowance totaling $1,300 plus bonus allowances. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the three months ended November 30, 2014 and 2013, $21,250  and $0 was expensed as salary, respectively.

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

NOTE 21 - SUBSEQUENT EVENTS

On December 15, 2014, the Company obtained a merchant loan for additional working capital in the amount of $300,000. This loan requires 252 daily payments in the amount of $1,607 for a total repayment amount of $405,000. We netted gross proceeds of $163,713 after paying loan fees and paying off our other 4 merchant loans. This note was paid in full in December 2014.

On December 23, 2014, the Company paid its second installment of $29,472 for a convertible note, which included $722 of accrued interest. This convertible note was originally issued May 23, 2014.

During December 2014, holders of convertible notes converted $30,858 in principal and accrued interest into 15,329,921 shares of our common stock.

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

This report should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended August 31, 2014.

OVERVIEW

Oncologix Tech, Inc. is a diversified medical holding company with operating segments in medical device, healthcare services and medical products and technologies. We operate and manufacture Class II medical device products, delivers Personal Healthcare Services nationally and provides Home Medical Inventory (HME) and Durable Medical Inventory (DME) sales in licensed markets. For its clients, Oncologix provides FDA approved medical devices, State licensed healthcare services and medical product sales. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

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

On July 21, 2014 we formed Advanced Medical Products and Technologies Inc. to enter into the Durable Medical and Home Medical Inventory markets. We anticipate acquiring active companies in this area to develop our Medical Products and Technologies Segment.

On September 25, 2014, we acquired the outstanding stock of Esteemcare, Inc. and it’s wholly owned subsidiary Affordable Medical Inventory Solutions, Inc. Esteemcare, Inc is a Durable and Home Medical inventory and supply distributor for respiratory therapy and is Accredited by the “Joint Commission on Healthcare Organizations”.

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

RECENT ACQUISITIONS AND DIVESTURES

In furthering our strategy to be the best small cap medical device and healthcare holding company, we acquired Dotolo Research Corporation (“DOTOLO”) on March 22, 2013, Angels of Mercy, Inc. (“AOM”) on August 1, 2013, Amian Health Services on December 10, 2013, and Esteemcare Inc. on September 25, 2014. These acquisitions are further described in Note 4 – Acquisition Activities, in the Notes to Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the three months years ended November 30, 2014 (‘fiscal 2015”) and 2013 (‘fiscal 2014”)

Revenue

Revenues increased to $1,161,874 for the three months ended November 30, 2014, from $724,632 from the comparable period in fiscal 2015. The increases were primarily due to the acquisitions of Amian Health Services in December 2013 and Esteemcare in September 2014.

Cost of Revenues

Cost of revenues increased to $861,031 for the three months ended November 30, 2014, from $494,555 during the comparable period in fiscal 2013. Cost of revenues for Dotolo were $10,934 for the three months ended November 30, 2014 and consist primarily of direct labor and minor purchases of materials for our new product development. Cost of revenues for Amian Angels were $747,685 for the three months ended November 30, 2015 and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services. Cost of revenues for Esteemcare were $102,412 for the three months ended November 30, 2014 and consist primarily of purchases of leased and sold inventory.

Research and Development Expense

Research and development expense increased to $10,000 for the three months ended November 30, 2014, from $0 during the comparable period in fiscal 2014. Research and development expenses consisted of costs for the development of dies and molds for Dotolo’s Toxygen product.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $454,323 for the three months ended November 30, 2014, from $277,360, an increase of over 64% or $176,963 from the comparable period in fiscal 2014. The primary reason for the increase is due to the general and administrative expenses associated with the acquisition of Esteemcare in fiscal 2015. Payroll and related expenses increased to $153,913 during the three months ended November 30, 2014, from $118,191 in the comparable period in fiscal 2014, due primarily to the hiring of our President of our Medical Products division and administrative salaries at Esteemcare. Legal expense increased to $74,737 for the three months ended November 30, 2014, from $0 in the comparable period in fiscal 2014, due primarily to legal fees incurred in fiscal 2015 related to our acquisition of Esteemcare and our second tranche received from TCA. Accounting expense increased to $36,158 for the three months ended November 30, 2014, from $29,519 during the comparable period in fiscal 2014 as a result of additional audit fees required for business acquisitions plus additional audit and accounting fees associated with becoming a larger entity..

Depreciation and Amortization

Depreciation and amortization decreased to $4,645 for the three months ended November 30, 2014, from $5,452 during fiscal 2014. The decrease in depreciation and amortization was the result of the disposal of assets as a result of moving our Amian Angels office.

Interest Income

We had no interest income in fiscal 2015 or fiscal 2014.

Interest and Finance Charges

Interest and finance charges increased to $270,841 for the three months ended November 30, 2014 from $151,003, an increase of 79% from fiscal 2014. The increase is primarily attributable to the second tranche taken from TCA and additional merchant loan.

Interest and finance charges – related parties decreased to $783 for the three months ended November 30, 2014, from $16,491, a decrease of over 100% from comparable period in fiscal 2014. The decrease is primarily attributable to reclassifying former related party debt as non-related for the three months ended November 30, 2014.

A summary of interest and finance charges is as follows:

	For the Three Months Ended
	November 30,	November 30,
	2014	2013
Interest expense on non-convertible notes	$124,268	$46,849
Interest expense on non-convertible notes - related parties	783	835
Interest expense on convertible notes payable	13,142	6,103
Interest expense on convertible notes payable - related parties	—	—
Amortization of note payable discounts	70,460	78,693
Amortization of note payable discounts - related parties	—	4,041
Other interest and finance charges	62,971	30,973

Total interest and finance charges	$271,624	$167,494

Loss on Conversion of Notes Payable

Loss on conversion of notes payable decreased to $0 for the three months ended November 30, 2014, from $36,380, for the comparable period in fiscal 2014. The decrease was due to conversions of only substansive convertible notes in fiscal 2015..

LIQUIDITY AND CAPITAL RESOURCES

Since March 2013, we have acquired five companies. While these acquisitions greatly increased the value of our Company, we are not fully cash flow positive. Cash flows from the issuances of promissory notes and common stock for cash are not sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $443,288 and $189,829 in net losses, and we used $195,901 and $31,483 in cash for operations for the three months ended November 30, 2014 and 2013, respectively. Investing activities used $561,842 and $416 for the three months ended November 30, 2014 and 2013, respectively, due primarily to our acquisition of Esteemcare. Net cash generated from financing activities for the three months ended November 30, 2014 and 2013 was $817,600 and $86,586, respectively. As of November 30, 2014, we had a cash balance of $77,361. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that we will require approximately $1,000,000 to operate through August 31, 2015. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and product revisions at Dotolo. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

As of November 30, 2014, we had total outstanding short-term and long-term debt and liabilities totaling $4,617,066 net of discounts. Please see Note 11 for further information.

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

We suggest that the Summary of Significant Accounting Policies, as described in Note 2 of our Unaudited Condensed Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment. The Company has no off-balance sheet arrangements as of November 30, 2014 and 2013.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2014 that remain open, the Company’s disclosure controls and procedures were not effective as of November 30, 2014. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with little cash on hand at November 30, 2014. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750. Additional financing will be required to get DRC to cash flow break even.

Need for Additional Capital

We will need substantial funds for raw material inventory, complete the development of new product introductions, manufacturing, and the sales and marketing of our products at DRC. Consequently, we will seek to raise further capital through not only possible public and private offerings of equity and debt securities, but also collaborative arrangements, strategic alliances, and equity and debt financings from other sources. AOM operates with positive cash flow sufficient to service the business operations and debt payment requirements of the acquisition but will need additional funds to complete the audit of Angels as well as costs for other required SEC and other regulatory filings. We now estimate the need to raise at least $500,000 of additional funding for working capital and inventory procurement for DRC. Additionally, we estimate the need to raise at least $500,000 for overhead of Oncologix Tech, Inc and debt servicing. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing shareholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/10/2014	1,058,201	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,058,201 shares of common stock at $0.004725 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/28/2014	1,473,622	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,473,622 shares of common stock at $0.003383 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/3/2014	1,508,296	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,508,296 shares of common stock at $0.003315 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

11/10/2014	1,724,733	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,724,733 shares of common stock at $0.002899 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/12/2014	6,000,000		Vendor	The company issued 6,000,000 shares of common stock as consideration for services. The company recorded an expense of $24,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/24/2014	2,380,952	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $7,000 in principal and interest into 2,380,952 shares of common stock at $0.00294 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	3,577,818	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,000 in principal and interest into 3,577,818 shares of common stock at $0.002795 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	2,126,602	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,219 in principal and interest into 2,126,602 shares of common stock at $0.001984 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	6,384,676		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $16,000 in principal and interest into 6,384,676 shares of common stock at $0.002506 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	3,026,555		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,317 in principal and interest into 3,026,555 shares of common stock at $0.001922 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/18/2014	3,286,650		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,298 in principal and interest into 3,286,650 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/24/2014	2,632,040		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,243 in principal and interest into 2,632,040 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	95,192,875	$ 10,000

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

Dated: January 14, 2015	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer