Form 10-Q/A
period 2014-11-30
Oncologix Tech Inc.
filed 2015-01-16
CIK 799694

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

Explanatory Note

This Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the period ended November 30, 2014, filed with the Securities and Exchange Commission on January 16, 2015, solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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