Form 10-Q
period 2015-02-28
Oncologix Tech Inc.
filed 2015-04-14
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended February 28, 2015

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

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2015
Common Stock, $0.001 par value	233,071,692

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

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,941	$17,504
Accounts receivable (net of allowance of $71,000 and $9,000)	910,328	213,399
Inventory	137,436	31,271
Prepaid expenses and other current assets	12,996	9,307
Prepaid commissions and finders' fees	171	3,152

Total current assets	1,089,872	274,633

Property and equipment (net of accumulated depreciation
of $34,535 and $28,264)	37,870	39,967
Deposits and other assets	58,134	14,582
Goodwill	2,404,389	1,781,779
Patents, registrations (net of amortization of $101,046 and $97,983)	21,434	24,497

Total assets	$3,611,699	$2,135,458

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $223,836 and $99,491)	$250,917	$436,308
Notes payable (net of discount of $4,656 and $18,596)	2,367,890	946,104
Notes payable - related parties	9,086	51,600
Inventory finance agreements	391,939	—
Accounts payable and other accrued expenses	1,030,403	732,934
Accrued interest payable	191,970	148,681
Accrued interest payable - related parties	7,393	6,342
Current portion of long term debt	95,064	82,532

Total current liabilities	4,344,662	2,404,501

Long-term liabilities:
Notes payable (net of current portion)	400,800	395,675
Convertible notes payable	—	—

Total long-term liabilities	400,800	395,675

Total liabilities	4,745,462	2,800,176

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 78,564 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	79	79
Common stock, par value $.001 per share; 750,000,000 shares authorized; 209,599,660 and 134,600,152 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	209,599	134,600
Additional paid-in capital	47,974,911	47,565,869
Accumulated deficit prior to reentering development stage	(49,339,053)	(48,370,395)
Common stock subscribed (4,500,000 and 1,058,201 shares issuable, respectively at February 28, 2015 and August 31, 2014)	20,572	5,000

Total stockholders' deficit	(1,133,763)	(664,718)

Total liabilities and stockholders' deficit	$3,611,699	$2,135,458

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Revenues	$1,227,877	$983,758	$2,389,751	$1,708,391

Cost of revenues	904,297	748,596	1,765,327	1,243,152

Gross profit	323,580	235,162	624,424	465,239

Operating expenses:
General and administrative	459,826	482,383	913,754	759,744
Research and development expense	—	—	10,000	—
Depreciation and amortization	4,688	6,040	9,333	11,493

Total operating expenses	464,514	488,423	933,087	771,237

Loss from operations	(140,934)	(253,261)	(308,663)	(305,998)

Other income (expense):
Acquisition costs			—	—
Interest and finance charges	(381,263)	(373,103)	(652,106)	(467,359)
Interest and finance charges - related parties	(268)	(774)	(1,051)	(17,264)
Loss on conversion of notes payable - related parties	—	(57,197)	—	(93,577)
Loss on disposal of assets	—	—	—	(28,748)
Other income (expenses)	(2,904)	(497)	(6,838)	(497)

Total other income (expense)	(384,435)	(431,571)	(659,995)	(607,445)

Loss from continuing operations	(525,369)	(684,832)	(968,658)	(913,443)

Discontinued operations
Operating loss from discontinued operations	—	—	—	(36)
Gain on disposal of discontinued operations	—	—	—	95,564

Gain from discontinued operations	—	—	—	95,528

Less loss attributable to noncontrolling interest	—	—	—	—

Net gain from discontinued operations	—	—	—	95,528

Net loss before income taxes	(525,369)	(684,832)	(968,658)	(817,915)

Income taxes	—	—	—	—

Net loss attributable to common shareholders	$(525,369)	$(684,832)	$(968,658)	$(817,915)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.00

	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	180,298,786	89,975,943	159,278,141	84,612,101

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	February 28,	February 28,
	2015	2014
Operating activities:
Net loss	$(968,659)	$(817,915)

Net gain from discontinued operations	—	(95,528)

Net loss from continuing operations	(968,659)	(913,443)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	9,334	11,493
Loss on disposal of property and equipment	—	28,748
Stock based compensation	—	91,163
Amortization of discount on notes payable and warrants	177,839	18,021
Loss on conversion of notes payable - related parties	—	93,578
Non-cash interest charges	154,900	—
Issuance of stock and warrants for fees	62,500	302,659
		—
Changes in operating assets and liabilities:
Accounts receivable	(123,799)	(144,229)
Prepaid expenses and other current assets	(2,829)	2,286
Prepaid commissions and finders' fees	2,981	—
Deposits and other assets	(33,001)	(45,000)
Accounts payable and other accrued expenses	294,306	17,365
Accrued interest payable - related parties	1,051	(60,983)
Accrued interest payable	62,508	136,061

Net operating cash flows - continuing operations	(362,869)	(462,281)

Net operating cash flows - discontinued operations	—	95,528

Net cash used in operating activities	(362,869)	(366,753)

Investing activities:
Purchase of property and equipment	(1,166)	(878)
Cash acquired from Amian Health Services	—	8,646
Acquisition of Amian Health Services	—	(75,000)
Acquisition of Esteemcare and Affordable	(560,984)	—

Net cash used in investing activities	(562,150)	(67,232)

Financing activities:
Proceeds from issuance of convertible notes	250,000	525,000
Proceeds from issuance of notes payable	1,710,000	358,848
Proceeds from the issuance of common stock	—	10,000
Repayment of notes payable	(627,551)	(300,263)
Repayment of notes payable - related parties	(42,514)	(4,600)
Repayment of inventory financing agreements	(178,066)	—
Repayment of convertible notes payable	(175,413)	(109,206)

Net cash provided by financing activities	936,456	479,779

Net increase (decrease) in cash and cash equivalents	11,437	45,794

Cash and cash equivalents, beginning of period	17,504	39,456

Cash and cash equivalents, end of period	$28,941	$85,250

See accompanying notes to unaudited condensed consolidated financial statements.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

Oncologix Tech, Inc. is a diversified medical holding company with operating segments in medical device, healthcare services and medical products and technologies. We operate and manufacture Class II medical device products, deliver Personal Healthcare Services and provide Home Medical Equipment (HME) and Durable Medical Equipment (DME) sales in licensed markets. For its clients, Oncologix provides FDA approved medical devices, State licensed healthcare services and medical product sales. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

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

On March 22, 2013, we acquired all the outstanding stock of Dotolo Research Corporation (“Dotolo”), a FDA Registered, Class II, medical device manufacturer with 25 years of product sales in the hydro-colonic irrigation, bowel preparation market. Dotolo Research Corporation began operations in 1989 and sells hardware and disposable products to a customer base of over 900+ customers both domestically and internationally.  The Company currently operates in a limited, but competitive environment in hydro-colonic irrigation, of which there are only four (4) companies approved by the FDA to manufacture a Class II medical device for colonic-hydro therapy.  Since the acquisition, we have not had significant revenues from sales of our products, including sales to medical facilities due to a lack of operating capital needed to procure raw material inventory to currently fill customers’ orders. We are currently in the final phase of new product hardware redesign which we believe will allow Dotolo Research the ability to successfully enter into the medical markets to become the dominate market leader.

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

On December 10, 2013, Angels of Mercy, Inc. acquired the assets of Amian Health Services LLC and Amian Health Services of Alex LLC, herein after referred to as “Amian”.  Amian delivers health-care care-services who provide routine health and personal care support with Activities of Daily Living (ADL) to clients with physical impairments or disabilities in private homes, nursing care facilities, hospice care settings, and other residential settings. Amian holds both PCA-Medicaid Waiver Provider and Residential Rehabilitation/Supervised Independent Living (SIL), and personal care services for Veterans with licenses issued by the Division of Licensing and Certification of the Department of Social Services, Veterans Administration Social Services and the Louisiana Department of Health and Hospitals.  All administrative personnel of Amian have been merged to gain operating synergies. This company changed its name to Amian Angels, Inc. (“Amian Angels”) in August 2014.

On July 21, 2014 we formed Advanced Medical Products and Technologies Inc. to enter into the Durable Medical and Home Medical Equipment markets. We anticipate acquiring active companies in this area to develop our Medical Products and Technologies Segment.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 25, 2014, we acquired the outstanding stock of Esteemcare, Inc. and its wholly owned subsidiary Affordable Medical Equipment Solutions, Inc. Esteemcare, Inc is a Durable and Home Medical equipment and supply distributor for respiratory therapy and is Accredited by the “Joint Commission on Healthcare Organizations”.

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

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements for the three and six months ended February 28, 2015 and 2014 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation (“Dotolo”), Amian Angels, Inc. (“Amian”), Advanced Medical Products & Technologies Inc. (“AMPT”), Esteemcare Inc. and Affordable Medical Equipment Solutions Inc. (collectively “Esteemcare”) Dotolo and Amian are Louisiana Corporations. AMPT is a Nevada corporation. Esteem & Affordable are South Carolina corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amian is reimbursed for each approved “Unit of Service” provided, as determined by the Health Care Financing Administration (HCFA), the Department of Health & Hospitals and the Department of Social Services and based upon a detailed Case Management, Plan of Care for each beneficiary. A unit of service for PCA services will be one-half hour. At least fifteen (15) minutes of service must be provided to the individual in order for Amian Angels to bill for a unit of service. A maximum of 1,825 hours (3,650 half-hour units) per beneficiary, per year can be billed under the Medicaid waiver program. Our primary payer sources is the State of Louisiana, the Department of Veterans Administration and Private Pay individuals who reimburse us for the services we provide. We currently experience a two percent claims rejection rate. With the acquisition of Amian, Amian Angels now has private pay clients as well as Veterans Administration Social Services clients.

Esteemcare recognizes revenue related to product sales upon delivery to customers provided that we have received and verified any written documentation required to bill Medicare, other government agencies, third-party payers, and patients. For product shipments for which we have not yet received the required written documentation, revenue recognition is delayed until the period in which those documents are collected and verified. We record revenue at the amounts expected to be collected from government agencies, other third-party payers, and from patients directly. Government and insurance payers’ generally require patient compliance with product usage. Accordingly, most pay for the product purchases over a multi-month plan, generally 10 to 13 months. We record these revenues as received since the transfer of ownership is not guaranteed until the full purchase price is paid to us. We record, if necessary, contractual adjustments equal to the difference between the reimbursement amounts defined in the fee schedule and the revenue recorded per the billing system. These adjustments are recorded as a reduction of both gross revenues and accounts receivable. We analyze various factors in determining revenue recognition, including a review of specific transactions, current Medicare regulations and reimbursement rates, historical experience and the credit-worthiness of patients. Medicare reimburses at 80% of the government-determined prices for reimbursable supplies, and we bill the remaining balance to either third-party payers or directly to patients.

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

Inventories are stated at cost and are held on a first-in, first-out basis. Our inventory in our medical device segment consists primarily of miscellaneous hardware parts. Our inventory in our medical products and technologies segment consists of masks, CPAP machines, BiPAP machines and other necessary breathing equipment and supplies.

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We accounted for the acquisition of Dotolo, Amian and Esteemcare using the acquisition method of accounting under ASC 805 and ASC 810-10-65. The purchase price was allocated first to identifiable current then fixed assets as well as liabilities assumed. We then earmarked identifiable intangibles, with the remainder to goodwill. We identified patents as our identifiable asset for Dotolo Research Corporation. Amounts allocated to Goodwill for the acquisition of Dotolo are based on expanding our product into the medical market and the potential upside of the sale with a FDA medical device product with a reimbursement code. Dotolo is one of four companies worldwide with an FDA approved, Class II medical device product. Amounts allocated to goodwill for Amian and Esteemcare are based on increased clients and future revenues.

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

The following explains the results of our impairment testing. We have allocated $564,075 of goodwill to the Angels of Mercy, Inc. reporting unit. As of February 28, 2015 the fair value exceeds the carrying value of goodwill by 36%. We have allocated $1,217,704 of goodwill to the reporting unit Dotolo Research Corporation. As of February 28, 2015 the fair value exceeds the carrying value of goodwill by 42%. We have allocated $622,610 of goodwill the Esteemcare reporting unit. As of February 28, 2015 the fair value exceeds the carrying value of goodwill by 49%. In calculating the valuation, we used a discounted cash flow method based on the future 5 years cash flows of each reporting unit. We used a discount rate of 8% which is currently higher that the current long term interest rate. An increase in the overall national interest rate could have a negative impact on our valuation. An additional risk is the possibility of cash flow projections falling short of our 5 year estimate amount.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were minimal for the three and six months ended February 28, 2015 and 2014. Such costs are expensed as incurred.

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

STOCK INCENTIVE PLANS

Share based payment compensation costs for equity-based awards are measured on the grant date based on the fair value of the award on that date and is recognized over the required service period. The fair-value of stock option awards is estimated using the Black-Scholes model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and six months ended February 28, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Net gain (loss) attributable to common shareholders
Continuing operations	$(525,369)	$(684,832)	$(968,658)	$(913,443)
Discontinued operations	—	—	—	95,528

	$(525,369)	$(684,832)	$(968,658)	$(817,915)

Weighted average shares outstanding	180,298,786	89,975,943	159,278,141	84,612,101

Loss per common shares, basis and diluted
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.00

	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Due to the net losses during the three and six months ended February 28, 2015 and 2014, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists all dilutive securities as of February 28, 2015 and 2014:

	As of
	February 28,	February 28,
	2015	2014
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	78,564,000	22,500,000
Convertible notes payable	123,452,480	6,433,965
Options	6,173,750	6,186,250
Warrants	30,583,333	17,000,000

Total potentially dilutive securities	238,773,563	52,120,215

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

During the year ended August 31, 2013 we acquired Dotolo Research Corporation and Angels of Mercy, Inc. In December 2013, through Amian Angels, we also acquired the assets of Amian Health Services and changed the company’s name to Amian Angels Inc. In September 2014 we acquired Esteemcare Inc. and Affordable Medical Equipment Solutions Inc. While these acquisitions greatly increase the value of our Company, the combined operations of OCLG are not cash flow positive at this time. Amian and Esteemcare are currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. We anticipate that we will require approximately $1,000,000 to operate through December 31, 2015. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and new product development at Dotolo Research. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

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

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Operating expenses:
General and administrative	$—	$—	$—	$36
Depreciation and amortization	—	—	—	—

Total operating expenses	—	—	—	36

Loss from operations	—	—	—	(36)

Other income (expense):

Total other income (expense)	—	—	—	—

Loss from discontinued operations	—	—	—	(36)
Gain on disposal of discontinued operations	—	—	—	95,564

Loss from discontinued operations	—	—	—	95,528

Less loss attributable to noncontrolling interest	—	—	—	—

Net loss from discontinued operations	$—	$—	$—	$95,528

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $137,436 and $31,271 as of February 28, 2015 and 2014, respectively. Our inventory as of February 28, 2015 relates to our medical device manufacturing segment. Inventories at February 28, 2015 also included $106,165 related to our medical products and technologies division. Our inventory in our medical device segment consists primarily of miscellaneous parts. Our inventory in our medical products and technologies segment consists primarily of disposable products such as masks, oxygen tubing, and other breathing equipment supplies. We also hold minor amounts of CPAP machines and BiPAP machines. Our machine purchases are generally set up on a Just-in-time order system. We do not maintain any inventory for our personal service care segment or our medical products division. We are currently in the redesign and final bench testing phase of our Toxygen hardware system and disposable products. The new hardware design will position Dotolo Research with a unique technological advantage in the medical markets.. Currently, inventory on hand is made up of miscellaneous Toxygen hardware parts, custom tooling and molds.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at February 28, 2015 and August 31, 2014

	February 28,	August 31,
	2015	2014
Furniture	$14,118	$12,688
Office Equipment	13,270	12,962
Computers	23,897	22,321
Software	3,497	3,497
Leasehold improvements	—	—
Equipment	17,623	16,763

Total property and equipment at cost	72,405	68,231

Less: accumulated depreciation and amortization	(34,535)	(28,264)

	$37,870	$39,967

NOTE 8 – OFFICE LEASES

The Company leases office space in Alexandria and Lafayette Louisiana and in West Columbia and Charleston SC. Alexandria is on a three year lease; Lafayette a five year lease; West Columbia has one year remaining on its lease; and Charleston is on a three year lease. On March 28, 2014, Dotolo Research moved from its current manufacturing location in Phoenix AZ into E&R Engineer manufacturing facilities located in Tempe, Az. . Rent expense for the three months ended February 28, 2015 and 2014 were $40,873 and $22,302, respectively. Rent expense for the six months ended February 28, 2015 and 2014 were $70,948 and $45,502, respectively. Following are the minimum lease payments:

2015	$70,909
2016	126,424
2017	114,808
2018	42,448

Totals	$354,589

NOTE 9 – GOODWILL, PATENTS AND OTHER INTANGIBLE ASSETS

We currently carry our patents and registrations net of amortization. As of February 28, 2015 and 2014, the Company has a capitalized cost of patents and registrations in the amount of $122,479 and accumulated amortization of 101,045. Our patents and registrations are amortized over a 20 year period. Amortization for each of the next 4 fiscal years, assuming no impairment, will be $6,124 per year.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVENTORY FINANCE AGREEMENTS

Our inventory finance agreements consist of qualified for-sale inventory purchases. These finance agreements are held solely by Esteemcare. Qualifying inventory purchases are grouped into a 12 month finance agreements allowing the company to spread the payments for this inventory over a twelve month period. This allows the company to collect payments for the purchases of that inventory over that time period as most insurance plans spread the purchase payments over a multi-month period, generally 10 to 13 months. All inventory finance agreements are interest free and consist of only minor fees for setup. Below is a listing of our outstanding inventory finance agreements as of February 28, 2015 and 2014 as well as the monthly payment on each agreement.

	As of February 28,
	2015	2014	Monthly Payment
LCA 4160	$8,321	$—	$4,161
Wells Fargo (016)	6,250	—	2,083
Wells Fargo (017)	20,827	—	4,165
VGM (322)	41,627	—	5,947
Wells Fargo (018)	43,215	—	6,174
VGM (323)	48,158	—	5,351
VGM (324)	43,350	—	3,613
DLL (61942)	124,824	—	11,348
DLL (67910)	41,852	—	3,488
DLL (61649)	13,515	—	1,126

Outstanding leases	$391,939	$—	$47,455

NOTE 11 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of February 28, 2015 and 2014:

	February 28,	February 28,
	2015	2014

8.0% convertible note due August 31, 2014	$75,000	$100,000
6.0% convertible note due September 2015 (1)	139,025	235,025
8.0% convertible note due November 2015 (net of discount)	17,431	10,206
8.0% convertible note due January 2016 (net of discount)	3,548
12% convertible note due October 2015 (net of discount)	5,968
10% convertible note due October 2015 (net of discount)	—
10% convertible note due August, 2015 (net of discount)	3,288
8% convertible note due January 2016	2,300
8% convertible note due November 2015	4,357

Total unsecured convertible notes payable	250,917	345,231
Less: Long-Term portion	—	—

Current portion	$250,917	$345,231

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on convertible notes payable as of February 28, 2015:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2015	$ 250,917

During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. Eight of these notes we-+re converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013 and November 2014, the investor sold two $25,000 positions of principal in the note to another accredited investor and currently holds a note representing the remaining $75,000 in principal. The note has been extended to February 28, 2015. We are currently working with the investor to extend the note. As of February 28, 2015, the Company has accrued interest in the amount of $64,121.

On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. An outside party has entered into an assignment and settlement agreement with Ms. Lindstrom to purchase the note. The note assignment is currently in default. During fiscal 2014, the Assignee has converted $46,000 of principal into 8,788,171 shares of stock reducing the current balance of the note to $189,025. During fiscal 2015, the Holder assigned $50,000 of principal to another accredited investor. As of February 28, 2015, the Company has accrued interest in the amount of $81,362.

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

On March 19, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on March 19, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. During fiscal 2015, the investor converted $26,500 of principal plus accrued interest of $1,384 into 16,801,705 shares of common stock.

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

On April 25, 2014 we issued a convertible promissory note in the principal amount of $25,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. During October and November 2014, the entire principal amount of $25,000 was converted into 8,284,469 shares of common stock. As of February 28, 2015, the Company has accrued interest in the amount of $1,646.

On May 21, 2014 we issued a convertible promissory note in the principal amount of $115,000 to an unrelated accredited investor. This promissory note bears interest at a rate of 10% per annum. This principal includes a 10% OID in the amount of $10,000, which is being amortized over the term of the note. The note is due in 4 equal installments beginning on the 180th day after the execution of the note. The company may make the payments in common stock. The note is convertible at a $.009 per share. As additional consideration, the Company issued 9,583,333 5 year warrants with an exercise price of $.009. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $38,322 related to the issuance of the warrants. On November 23, 2014 the Company made a required principal payment of $28,750 plus accrued interest. This note was paid in full on February 23, 2015.

On July 16, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bears interest at a rate of 12% per annum and is due on July 26, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. During the second quarter of fiscal 2015, the company converted $26,500 in principal plus $1,134 of accrued interest into 18,571,550 shares of common stock.

On November 17, 2014, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 30% discount into shares of the Company’s common stock using a five-day average of the lowest closing stock prices immediately preceding the conversion date. The Company recorded a beneficial conversion feature of $10,545. During fiscal 2015, the investor converted the $25,000 in principal plus $85 in accrued interest into 9,641,872 shares of common stock.

On November 17, 2014 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 30% discount of the average of the five closing stock prices immediately preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $10,545. As of February 28, 2015 the company has accrued interest of $564.

On January 22, 2015 we issued a convertible promissory note in the principal amount of $35,000. This promissory note bears interest at a rate of 8% per annum and is due on January 22, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $35,000. As of February 28, 2015 the company has accrued interest of $288.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2015 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 12% per annum and is due on September 30, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $50,000. As of February 28, 2015 the company has accrued interest of $477.

On February 5, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $50,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. The Company recorded a beneficial conversion feature of $50,000. During fiscal 2015, the investor converted the $39,272 in principal into 14,197,060 shares of common stock. As of February 28, 2015 the company has accrued interest of $167.

On February 4, 2015 we issued a convertible promissory note in the principal amount of $35,000. This promissory note bears interest at a rate of 8% per annum and is due on February 4, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $35,000. As of February 28, 2015 the company has accrued interest of $233.

On February 12, 2015 we issued a convertible promissory note in the principal amount of $75,000. This promissory note bears interest at a rate of 10% per annum and is due on February 12, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $75,000. As of February 28, 2015 the company has accrued interest of $333

On February 25, 2015 we issued a convertible promissory note in the principal amount of $30,000. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $30,000. As of February 28, 2015 the company has accrued interest of $30.

.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of February 28, 2015, there are currently no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	February 28,	February 28,
	2015	2014
6.0% line of credit (2)	$9,086	$51,600

Outstanding unsecured related party notes payable	$9,086	$51,600

(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of February 28, 2015 the Company has repaid $42,514 of principal and has accrued interest in the amount of $7,125. There is no specific due date on this note. As of February 28, 2015, the company has accrued $7,393 in interest.

During April 2013, Wayne Erwin, our President and CEO, had advanced a total of $10,675 to Oncologix Tech, Inc. This note bore interest at 6%. This note was paid in full in September 2013 together with accrued interest of $223.

The following is a summary of future minimum payments on related party notes payable as of February 28, 2015:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	$9,086

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

	February 28,	February 28,
	2015	2014
18% note payable due January 2015	$30,000	$30,000
18% note payable due January 2015	20,000	20,000
Time Lease Payment due January 2014	—	(217)
Note payable	6,600	60,600
Bank line of credit loan	43,265	44,900
Note payable - fee reimbursement	—	27,083
6% note payable due December 2014	—	18,878
Merchant Loan due January 2015	—	29,876
Merchant Loan due January 2015	—	27,204
Merchant Loan due January 2016	331,072	-
Non-bank Line of Credit	50,000	-
Note Payable	75,000	-
12% note payable due May 2014	—	5,000
6% note payable due August 2015	—	36,500
6% note payable due October 2017	437,355	517,855
12% note payable due January 2016	70,562	93,524
12% note payable due January 2016 (net of discount)	35,570	69,932
18% note payable due November 2014 (net of discount)	—	4,759
18% note payable due November 2014 (net of discount)	—	5,041
4% note payable due November 2014	—	33,555
14.5% note payable due September 2015	1,533,584	390,794
10% note payable due June 2015 (net of discount)	—	5,740
6% note payable due February 2015 (net of discount)	12,000	10,146
10% note payable due August 2015 (net of discount)	20,344	-
6% note payable due September 2015	68,920	-
6% note payable due September 2015	22,973	-
12% note payable due December 2019	58,509	-
Note payable due March 2015	48,000

Subtotal	2,863,754	1,431,170

Less: Long-Term portion	(400,800)	(554,355)

Current portion	$2,462,954	$876,815

Notes held by Dotolo

On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the three months ended February 28, 2015, we made interest payments in the amount of $1,350. As of February 28, 2015, we have accrued interest of $1,365.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2015. For the year ended February 28, 2015, we made interest payments in the amount of $900. As of February 28, 2015, we have accrued interest of $990.

Our subsidiary has a time lease payment which is due to be paid off in January 2014. As of February 28, 2015, the outstanding balance was $0.

During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. We entered into a settlement agreement whereby we paid $45,000 from amounts held in reserve by our senior lender and are required to make 10 monthly payments of $1,500. As of February 28, 2015, the current balance is $6,600.

Notes held by Amian Angels

During fiscal 2014 we borrowed $45,000 from our line of open line of credit with our bank. As of February 28, 2015 the outstanding balance of the line of credit loan was $43,265.

In connection with the acquisition of Amian Health Services, the Company entered into a twelve month promissory note in the total principal amount of $25,000. The note bears interest at $6% and requires monthly payments of $2,152. This note was paid in full in December 2014.

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2014, the Company obtained a merchant loan for additional working capital in the amount of $300,000. This loan requires 252 daily payments in the amount of $1,607 for a total repayment amount of $405,000. We netted gross proceeds of $163,713 after paying loan fees and paying off our other 4 merchant loans. The balance of this loan on February 28, 2015 was $331,072.

Notes held by Esteemcare

On September 25, 2014, as part of the terms and conditions of the acquisition of Esteemcare Inc. and Affordable Medical Inventory Solutions Inc., the company issued a 1 year note to Imad Siddiqui in the principal amount of $75,000. As of February 28, 2015, this note has not been executed by the holder and accordingly, we have not accrued any interest on this note.

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

On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of February 28, 2015, the outstanding balance of the note is $437,355.

On July 26, 2013 the Company issued an 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. In December 2013, we modified the loan agreement to make monthly payments of $6,200. As of February 28, 2015 the outstanding balance was $35,570.

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible ONLY upon default by the Company. In July 2014, we borrowed an additional $75,000 from the principal we repaid. This note is due in six months with an automatic option to renew after six months. On September 25, 2014, the Company took down a second draw from its $4 million dollar line of credit facility in the amount of $1,200,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The outstanding balance at the time of the draw was $1,533,584 which is secured by twelve month 14.5% promissory note, which is convertible ONLY upon default by the Company. This note is automatically renewable for an additional twelve months. The company is required to pay interest and fees only for the initial 3 months. The balance of this note on February 28, 2015 is $1,533,584.

On December 3, 2013, The Company entered into a twelve month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $1,375 beginning on January 15, 2014 with a balloon payment due December 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025. As of February 28, 2015, the balance was $70,562. The Company recorded a discount of $5,992 for the issuance of the warrants.

On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor in the principal amount of $12,000. This note bears interest at 10% per annum and matures in December 2014. This note was extended to June 2015. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02. The Company recorded a discount of $7,746 for the issuance of the warrants. As of February 28, 2015 the Company has accrued interest of $1,437.

On February 7, 2014, the Company issued a 1-year promissory note in the principal amount of $15,000 to a non-related accredited investor. This note bears interest at 6% per annum and matures in February 2015. As additional consideration for the operating capital loan, the company issued 1,500,000 two-year warrants with an exercise price of $0.15 and 1,000,000 shares of common stock. The Company recorded an expense of $9,000 for the issuance of the common stock. The Company recorded a discount of $5,151 for the issuance of the warrants. On August 1, 2014 this investor used $10,000 to purchase 1,200,000 shares of common stock. This note was paid in full on February 28, 2015.

On August 15, 2014 the Company issued a 1-year promissory note to a non-related accredited investor in the principal amount of $25,000. This note bears interest at 10% per annum and matures in August 2015. As additional consideration for the operating capital loan, the company issued 4,000,000 cashless two-year warrants with an exercise price of $0.065. The Company recorded a discount of $10,177 for the issuance of the warrants. As of February 28, 2015 the Company has accrued interest of $1,368.

On September 25, 2014, the Company issued a $75,000 and $25,000 1-year promissory notes bearing interest at 6% in connection with the acquisition of Esteemcare Inc. and Affordable Medical Inventory Solutions Inc. As of February 28, 2015, the outstanding balances of these notes were $68,920 and $22,973, respectively.

On November 16, 2014, the Company borrowed $60,000 in principal from an unrelated investor. This note bears interest at a rate of 12% and calls for 60 monthly payments of $1,334.67 beginning on January 19, 2015. The note matures on January 19, 2019. As of February 28, 2015, the outstanding balance of this note was 58,509.

On December 16, 2014, the Company borrowed $48,000 in principal from an unrelated investor. This note bears calls for two interest payments, each in the amount of $8,500 in January and February 2015. The note matures on March 16, 2015. As of February 28, 2015, the outstanding balance of this note was 48,000.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of future minimum payments on r notes payable as of February 28, 2015:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	2,407,536
2016	97,813
2017	326,226
2018	14,580
2019	17,599

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2014	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, February 28, 2015	129,062	64,531	$25,812	$0.40

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2013	58,564	58,564,000	$—	$80.25

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	20,000	20,000,000	—	$80.25
Outstanding, August 31, 2014	78,564	78,564,000	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, February 28, 2015	78,564	78,564,000	$—	$80.25

SUBSCRIBED COMMON STOCK:

Below is a table detailing the Common Stock Subscribed during the last two fiscal years:

For the period Ended February 28, 2015
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	4,500,000	$ 20,572

Total subscribed stock	4,500,000	$ 20,572

For the period Ended August 31, 2014
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	1,058,201	$ 5,000

Total subscribed stock	1,058,201	$ 5,000

COMMON STOCK:

On March 7, 2014, the Company increased its authorized shares of common stock to 750,000,000. The increase was approved by a majority of the Company’s shareholders on January 27, 2014.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are recent sales of unregistered securities:

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/10/2014	1,058,201	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,058,201 shares of common stock at $0.004725 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/28/2014	1,473,622	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,473,622 shares of common stock at $0.003383 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/3/2014	1,508,296	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,508,296 shares of common stock at $0.003315 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11/10/2014	1,724,733	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,724,733 shares of common stock at $0.002899 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/12/2014	6,000,000		Vendor	The company issued 6,000,000 shares of common stock as consideration for services. The company recorded an expense of $24,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/24/2014	2,380,952	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $7,000 in principal and interest into 2,380,952 shares of common stock at $0.00294 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	3,577,818	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,000 in principal and interest into 3,577,818 shares of common stock at $0.002795 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	2,126,602	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,219 in principal and interest into 2,126,602 shares of common stock at $0.001984 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	6,384,676		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $16,000 in principal and interest into 6,384,676 shares of common stock at $0.002506 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	3,026,555		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,317 in principal and interest into 3,026,555 shares of common stock at $0.001922 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/18/2014	3,286,650		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,298 in principal and interest into 3,286,650 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/24/2014	2,632,040		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,243 in principal and interest into 2,632,040 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/12/2015	(55,349)			Share adjustment by transfer agent
1/13/2015	2,863,750		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,261 in principal and interest into 2,863,750 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/16/2015	876,244		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $2,084 in principal and interest into 876,244 shares of common stock at $0.00238 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/20/2015	2,866,108		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,265 in principal and interest into 2,866,108 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/23/2015	8,398,588		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $12,497 in principal and interest into 8,398,588 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1/30/2015	5,000,000		Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $38,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/3/2015	7,365,772		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,960 in principal and interest into 7,365,772 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/5/2015	2,807,190		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,177 in principal and interest into 2,807,190 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/10/2015	9,697,060		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $18,699 in principal and interest into 9,697,060 shares of common stock at $0.0019283 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/27/2015	4,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,572 in principal and interest into 4,500,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	139,512,238	$ 10,000

* There were no underwriters associated with any of our Sales of Unregistered Securities.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of February 28, 2015, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

WARRANTS:

The following table summarizes warrant activity in fiscal 2015 and 2014:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2013	7,000,000	0.012
Expired/Retired	-	-
Exercised	-	-
Issued	23,583,333	0.011
Outstanding, August 31, 2014	30,583,333	-

Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding, February 28, 2015	30,583,333	0.011

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended February 28,
	2015	2014
Volatility	-	124% - 384%
Risk free rate	0.00%	0.25%
Expected dividends	None	None
Expected term (in years)	-	2 to 3 years

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details relative to the 30,583,333 immediately exercisable outstanding warrants at February 28, 2015 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$ 0.012	3 years	November 2017
Second quarter of fiscal 2014	5,500,000	$ 0.017	2 to 3 years	Dec 2015 to Dec 2016
Third quarter of fiscal 2014	9,583,333	$ 0.012	5 years	May 2019
Fourth quarter of fiscal 2014	4,000,000	$ 0.007	2 years	August 2016

Outstanding, August 31, 2014	30,583,333

First quarter of fiscal 2015	-	$ -	-
Second quarter of fiscal 2015	-

Outstanding, February 28, 2015	30,583,333

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The remaining contractual life of warrants outstanding as of February 28, 2015 was 2.55 years. Warrants for the purchase of 30,583,333 and 17,000,000 shares were immediately exercisable on February 28, 2015 and 2014, respectively with a weighted-average price of $0.011 and $0.014 per share, respectively.

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

We have 473,253 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of February 28, 2015. This plan has been approved by our shareholders.

During the three and six months years ended February 28, 2015 and 2014, we granted 6,120,000 and nil options from the stock incentive plan described above, respectively. During the three and six months ended February 28, 2015 and 2014, nil and nil options were exercised, respectively. During the three months ended February 28, 2015 and 2014, nil and 81,250 options expired, respectively. During the six months ended February 28, 2015 and 2014, nil and 150,835 options expired, respectively. During the three and six months ended February 28, 2015 and 2014, $0 and $91,163 was expensed as stock based compensation, respectively.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share

Outstanding, August 31, 2013	217,085	$0.12 - 2.00	$1.120
Granted	6,120,000	$0.015 - 0.016	$0.020
Exercised	—	—	$—
Cancelled	(163,335)	$1.04 - 2.00	$1.380
Outstanding, August 31, 2014	6,173,750	$0.12 - 2.00	$0.016
Granted	—	$—	$—
Exercised	—	—	$—
Cancelled	—	$0.00	$—
Outstanding, February 28, 2015	6,173,750	$0.12 - 2.00	$0.016

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2015.

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

The remaining contractual life of options outstanding as of February 28, 2015 was 8.74years. Options for the purchase of 6,173,750 exercisable on February 28, 2015 with a weighted-average price of $0.016 and $0.016 per share, respectively.

	Options	Options
	Outstanding	Exercisable
Number of options	6,173,750	6,173,750
Aggregate intrinsic value of options	$—	$-
Weighted average remaining contractual term (years)	8.74	8.74
Weighted average exercise price	$0.016	$0.016

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

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. On January 3, 2014, we issued 1,000,000 S-8 shares to a consultant in payment for services to be provided for the Company. On November 15, 2014 we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. We have 7,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of February 28, 2015.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	For Future
	Options	Outstanding Options	Issuance Under Plans

Equity compensation plans
approved by stockholders	-	$0.00	7,000,000

Equity compensation plans
not approved by stockholders	-	$0.00	-

TOTAL	-	$0.00	7,000,000

NOTE 13 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During the three and six months ended February 28, 2015 and 2014, the Company entered into financing agreements with related parties of the Company. Please see Note 11 – Notes Payable for further descriptions of these transactions.

NOTE 14 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure, financial data and market. We have identified three business segments: Personal Care Services and Medical Device Products and Medical Products & Technologies

Our Personal Care Service segment consists of the services of Angels of Mercy, Inc. This segment provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL).

Our Medical Device Manufacturing segment consists of the products of Dotolo Research Corporation. This segment designs, develops, manufactures and distributes the Toxygen hardware system with disposable speculums and medical grade tubing.

Our Medical Products and Technologies segment will consist of Advanced Medical Products and Technologies, Esteemcare Inc. and Affordable Medical Inventory Solutions Inc. and future acquisitions.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the segment assets as of February 28, 2015.

As of February 28, 2015
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,666	$43	$12,134	$15,098	$28,941
Accounts receivable (net)	211,516	—	$698,812	—	910,328
Inventory	—	31,271	$106,165	—	137,436
Prepaid expenses and other current assets	—	—	$2,946	10,050	12,996
Prepaid commissions and finders' fees	—	—	171	—	171

Total current assets	213,182	31,314	820,228	25,148	1,089,872

Property and equipment (net)	18,118	16,109	3,024	619	37,870
Deposits and other assets	2,683	32,303	9,866	13,282	58,134
Goodwill	564,075	1,217,704	622,610	—	2,404,389
Patents, registrations (net of amortization)	—	21,434	—	—	21,434

Total assets	$798,058	$1,318,864	$1,455,728	$39,049	$3,611,699

Below are the segment assets as of August 31, 2014.

As of August 31, 2014
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

ASSETS
Current Assets:
Cash and cash equivalents	$9,336	$(110)	$1,000	$7,278	$17,504
Accounts receivable (net)	213,399	—	—	—	213,399
Inventory	—	31,271	—	—	31,271
Prepaid expenses and other current assets	—	—	—	9,307	9,307
Prepaid commissions	—	—	—	3,152	3,152

Total current assets	222,735	31,161	1,000	19,737	274,633

Property and equipment (net)	21,287	17,893	—	787	39,967
Deposits and other assets	2,082	12,500	—	—	14,582
Goodwill	564,075	1,217,704	—	—	1,781,779
Patents, registrations (net of amortization)	—	24,497	—	—	24,497

Total assets	$810,179	$1,303,755	$1,000	$20,524	$2,135,458

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Three Months Ended February 28, 2015
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$850,949	$—	$376,928	$—	$1,227,877

Cost of revenues	683,673	11,192	209,432	—	904,297

Gross profit	167,276	(11,192)	167,496	—	323,580

Operating expenses:
General and administrative	111,933	10,673	161,684	175,536	459,826
Research and development Expense	—	—	—	—	—
Depreciation and amortization	2,014	2,423	167	84	4,688

Total operating expenses	113,947	13,096	161,851	175,620	464,514

Loss from operations	53,329	(24,288)	5,645	(175,620)	(140,934)

Other income (expense):
Interest and finance charges	(108,883)	(1,750)	(122)	(270,508)	(381,263)
Interest and finance charges - related parties	—	(268)	—	—	(268)
Other income (expenses)	(2,370)	(330)	—	(204)	(2,904)

Total other income (expense)	(111,253)	(2,348)	(122)	(270,712)	(384,435)

Loss from continuing operations	$(57,924)	$(26,636)	$5,523	$(446,332)	$(525,369)

	For the Three Months Ended February 28, 2014
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$983,758	$—	$—	$—	$983,758

Cost of revenues	736,764	11,832	—	—	748,596

Gross profit	246,994	(11,832)	—	—	235,162

Operating expenses:
General and administrative	221,328	11,347	—	249,708	482,383
Depreciation and amortization	3,534	2,422	—	84	6,040

Total operating expenses	224,862	13,769	—	249,792	488,423

Loss from operations	22,132	(25,601)	—	(249,792)	(253,261)

Other income (expense):
Interest and finance charges	(28,047)	(2,826)	—	(342,230)	(373,103)
Interest and finance charges - related parties	—	(774)	—	—	(774)
Loss on conversion of notes payable - related parties	—	—	—	(57,197)	(57,197)
Loss on disposal of assets	—	—	—	—	—
Other income (expenses)	—	(497)	—	—	(497)

Total other income (expense)	(28,047)	(4,097)	—	(399,427)	(431,571)

Loss from continuing operations	$(5,915)	$(29,698)	$—	$(649,219)	$(684,832)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Six Months Ended February 28, 2015
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$1,760,921	$—	$628,830	$—	$2,389,751

Cost of revenues	1,431,357	22,126	311,844	—	1,765,327

Gross profit	329,564	(22,126)	316,986	—	624,424

Operating expenses:
General and administrative	235,715	21,623	264,901	391,515	913,754
Research and development expense	—	10,000	—	—	10,000
Depreciation and amortization	4,027	4,846	292	168	9,333

Total operating expenses	239,742	36,469	265,193	391,683	933,087

Loss from operations	89,822	(58,595)	51,793	(391,683)	(308,663)

Other income (expense):
Interest and finance charges	(162,661)	(4,000)	(772)	(484,673)	(652,106)
Interest and finance charges - related parties	—	(1,051)	—	—	(1,051)
Other income (expenses)	(2,765)	(3,869)	—	(204)	(6,838)

Total other income (expense)	(165,426)	(8,920)	(772)	(484,877)	(659,995)

Loss from operations	$(75,604)	$(67,515)	$51,021	$(876,560)	$(968,658)

	For the Six Months Ended February 28, 2014
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$1,708,391	$—	$—	$—	$1,708,391

Cost of revenues	1,219,153	23,999	—	—	1,243,152

Gross profit	489,238	(23,999)	—	—	465,239

Operating expenses:
General and administrative	376,302	23,244	—	360,198	759,744
Depreciation and amortization	6,480	4,845	—	168	11,493

Total operating expenses	382,782	28,089	—	360,366	771,237

Loss from operations	106,456	(52,088)	—	(360,366)	(305,998)

Other income (expense):
Interest and finance charges	(91,051)	(6,310)	—	(369,998)	(467,359)
Interest and finance charges - related parties	—	(1,556)	—	(15,708)	(17,264)
Loss on conversion of notes payable - related parties	—	—	—	(93,577)	(93,577)
Loss on disposal of assets	(28,748)	—	—	—	(28,748)
Other income (expenses)	—	(497)	—	—	(497)

Total other income (expense)	(119,799)	(8,363)	—	(479,283)	(607,445)

Loss from operations	$(13,343)	$(60,451)	$—	$(839,649)	$(913,443)

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – STATEMENT OF CASH FLOWS

For the six months ended February 28, 2015, these supplemental non-cash investing and financing activities are summarized as follows:

Amount
On November 15, 2014, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	4,000

On November 15, 2014, the Company issued 5,000,000 shares of common stock in payment for investor relations consulting contract.	20,000

On November 17, 2014, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,545 related to that transaction.	10,545

On November 17, 2014, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,545 related to that transaction.	10,545

On January 22, 2015, the Company issued a $35,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $35,000 related to that transaction.	35,000

On January 30, 2015, the Company issued 5,000,000 shares of common stock in payment for investor relations consulting contract.	38,500

On January 30, 2015, the Company issued a $50,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $50,000 related to that transaction.	50,000

On February 5 2015, the Company issued a $50,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $50,000 related to that transaction.	50,000

On February 4, 2015, the Company issued a $35,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $35,000 related to that transaction.	35,000

On February 12, 2015, the Company issued a $75,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $75,000 related to that transaction.	75,000

On February 25, 2015, the Company issued a $30,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $30,000 related to that transaction.	30,000

Total non-cash transactions from investing and financing activities.	$358,590

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2014, these supplemental non-cash investing and financing activities are summarized as follows:

On September 11, 2013, the Company issued 1,500,000 warrants to an affiliated party for additional compensation related to an operating capital investment. The value of these warrants was expensed as interest and finance charges.	$15,656

On September 11, 2013, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	11,500

On October 2, 2013, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,000 related to that transaction.	25,000

On October 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $15,620.	15,620

On November 5, 2013 and November 8, 2013, the Company issued a total of 3,000,000 warrants to a non-related party as additional compensation for an operating capital investment.	14,805

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $12,069.	12,069

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $9,720.	9,720

On December 3, 2013, the Company issued a total of 1,000,000 warrants as additional compensation.	5,992

On December 20, 2013, the Company issued a total of 3,000,000 warrants as additional compensation.	7,746

On January 3, 2014, the Company issued 2,000,000 shares of common stock in payment for a services contract.	22,000

On January 13, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $26,154.	26,154

On January 14, 2014, the Company issued 1,000,000 shares of common stock as partial compensation for a investor relations contract.	19,000

On January 21, 2014, the Company issued 3,500,000 shares of common stock as additional compensation for finder’s fees.	45,500

On January 21, 2014, the Company issued 1,500,000 shares of common stock as additional compensation for finder’s fees.	30,000

On January 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $16,667.	16,667

On February 7, 2014, the Company issued 1,000,000 shares of common stock as additional compensation for finder’s fees.	9,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2014, these supplemental non-cash investing and financing activities are summarized as follows (continued):

On February 7, 2014, the Company issued 3,000,000 shares of common stock as additional compensation for finder’s fees.	5,151

On February 24, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $2,308.	2,308

Total non-cash transactions from investing and financing activities.	$293,888

NOTE 19 - EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,250. The annual salary was increased to $150,000 per year beginning March 2015. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the six months ended February 28, 2015 and 2014, $60,000 and $60,000 was expensed as salary, respectively.

On October 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $80,000 along with a monthly auto allowance and health insurance allowance totaling $500. The annual salary was increased to $120,000 beginning on March 1, 2015.Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the six months ended February 28, 2015 and 2014, $46,333 and 40,225 was expensed as salary, respectively.

On August 1, 2013, Vickie Hart, the President of Amian Angels Inc., signed a three year employment agreement. The agreement provides for an annual salary of $52,000 along with a monthly health insurance allowance totaling $400. The annual salary was increased to $85,000 beginning on March 1, 2015. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the six months ended February 28, 2015 and 2014, $27,300 and $32,015 was expensed as salary, respectively.

On July 16, 2014, Harold Halman, the President of our Medical Products Segment, signed a three year employment agreement. The agreement provides for an annual salary of $85,000, along with a monthly auto allowance and health insurance allowance totaling $1,300 plus bonus allowances. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the six months ended February 28, 2015 and 2014, $42,500 and $0 was expensed as salary, respectively.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

On June 6, 2014, the Company and its subsidiary Dotolo entered into a services agreement with E & R Industries to provide the Company with retooling and redesign of Dotolo’s disposable products. The contract calls for periodic cash payments totaling $60,000 along with the issuance of 5,000,000 common stock shares upon meeting certain milestones.

On June 6, 2014, the Company and its subsidiary Dotolo entered into a services agreement with Schmitt Engineering to provide the Company with engineering redesign services of its Toxygen hardware system. The contract calls for periodic cash payments totaling $30,000 along with the issuance of 3,000,000 common stock shares upon meeting certain milestones.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS

During March and April 2014, holders of convertible notes converted $41,022 in accrued principal and interest into 11,652,330 shares of our common stock.

On March 5, 2015 we issued a convertible promissory note in the principal amount of $36,750. This promissory note bears interest at a rate of 8% per annum and is due on March 5, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On March 9, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $30,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On March 9, 2015, the Company entered into a 4 months investor relations contract. The Company issued 2,000,000 shares of its Common Stock as payment for this contract.

On March 11, 2015 we issued a convertible promissory note in the principal amount of $88,000. This promissory note bears interest at a rate of 12% per annum and is due on September 11, 2015. The note is convertible at a 38% discount of the lowest closing price immediately during the 20 days preceding the date of conversion. The Company also paid an OID in the amount of $6,000. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On March 25, 2015 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 10% per annum and is due on September 25, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On March 30, 2015 we issued a convertible promissory note in the principal amount of $32,000. This promissory note bears interest at a rate of 8% per annum and is due on March 30, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On April 7, 2015 we issued a convertible promissory note in the principal amount of $27,500. This promissory note bears interest at a rate of 12% per annum and is due on April 7, 2017. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. The Company also paid an OID in the amount of $6,000. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On April 8, 2015 we issued a convertible promissory note in the principal amount of $58,000. The company received net proceeds of $50,000 with the balance of the note going for finders fees and processing fees. This promissory note bears interest at a rate of 8% per annum and is due on April 8, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 .

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

OVERVIEW

Oncologix Tech, Inc. is a diversified medical holding company with operating segments in medical device, healthcare services and medical products and technologies. We operate and manufacture Class II medical device products, provides Personal Healthcare Services and provides Home Medical Inventory (HME) and Durable Medical Inventory (DME) sales in licensed markets. For its clients, Oncologix provides FDA approved medical devices, State licensed healthcare services and medical product sales. For its shareholders, Oncologix operates profitable business divisions that build, maintain and nourish shareholder value. The Company’s corporate mission is to be the best small cap medical device and healthcare services holding company in North America.

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

On September 25, 2014, we acquired the outstanding stock of Esteemcare, Inc. and its wholly owned subsidiary Affordable Medical Inventory Solutions, Inc. Esteemcare, Inc is a Durable and Home Medical inventory and supply distributor for respiratory therapy and is Accredited by the “Joint Commission on Healthcare Organizations”.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended February 28, 2015 (‘fiscal 2015”) and 2014 (‘fiscal 2014”)

Revenue

Revenues increased to $1,227,877 for the three months ended February 28, 2015, from $983,758 from the comparable period in fiscal 2014. The increases were primarily due to the acquisitions of Amian Health Services in December 2013 and Esteemcare in September 2014.

Revenues increased to $2,389,751 for the six months ended February 28, 2015, from $1,708,391 from the comparable period in fiscal 2014. The increases were primarily due to the acquisitions of Amian Health Services in December 2013 and Esteemcare in September 2014.

Cost of Revenues

Cost of revenues increased to $904,297 for the three months ended February 28, 2015, from $748,596 during the comparable period in fiscal 2014. Cost of revenues for Dotolo were $11,192 for the three months ended February 28, 2015 and consist primarily of direct labor and minor purchases of materials for our new product development. Cost of revenues for Amian Angels were $683,673 for the three months ended February 28, 2015 and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services. Cost of revenues for Esteemcare were $200,555 for the three months ended February 28, 2015 and consist primarily of purchases of leased and sold inventory.

Cost of revenues increased to $1,765,327 for the six months ended February 28, 2015, from $1,243,152 during the comparable period in fiscal 2014. Cost of revenues for Dotolo were $22,126 for the six months ended February 28, 2015 and consist primarily of direct labor and minor purchases of materials for our new product development. Cost of revenues for Amian Angels were $1,431,357 for the six months ended February 28, 2015 and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services. Cost of revenues for Esteemcare were $295,885 for the six months ended February 28, 2015 and consist primarily of purchases of leased and sold inventory.

Research and Development Expense

Research and development expense increased to $10,000 for the three and six months ended February 28, 2015, from $0 during the comparable period in fiscal 2014. Research and development expenses consisted of costs for the development of dies and molds for Dotolo’s Toxygen product.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense decreased to $459,826 for the three months ended February 28, 2015, from $482,383 from the comparable period in fiscal 2014. The primary reason for the decrease was the expensing of stock options issued in fiscal 2014 in the amount of $91,163 as well as the implementation of our cost cutting measures.

General and administrative expense increased to $913,754 for the six months ended February 28, 2015, from $759,744 from the comparable period in fiscal 2014. The primary reason for the increase was the additional general and administrative expenses associated with the acquisition of Esteemcare Inc.

Depreciation and Amortization

Depreciation and amortization decreased to $4,688 for the three months ended February 28, 2015, from $6,040 during fiscal 2014. The decrease in depreciation and amortization was the result of the disposal of assets as a result of moving our Amian Angels office.

Depreciation and amortization decreased to $9,333 for the six months ended February 28, 2015, from $11,493 during fiscal 2014. The decrease in depreciation and amortization was the result of the disposal of assets as a result of moving our Amian Angels office.

Interest Income

We had no interest income in fiscal 2015 or fiscal 2014.

Interest and Finance Charges

Interest and finance charges increased to $381,263 for the three months ended February 28, 2015 from $373,103, from fiscal 2014. The increase is primarily attributable to the second tranche taken from TCA and additional merchant loan.

Interest and finance charges increased to $652,106 for the six months ended February 28, 2015 from $467,359, from fiscal 2014. The increase is primarily attributable to the second tranche taken from TCA and additional merchant loan.

Interest and finance charges – related parties decreased to $268 for the three months ended February 28, 2015, from $774, from the comparable period in fiscal 2014. The decrease is primarily attributable to the repayment of a related party loan during fiscal 2015.

Interest and finance charges – related parties decreased to $1,051 for the six months ended February 28, 2015, from $17,264, from the comparable period in fiscal 2014. The decrease is primarily attributable to the repayment of a related party loan during fiscal 2015 as well as reclassifying related party debt as non-related party.

 A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Interest expense on non-convertible notes	$211,293	$47,018	$335,562	$94,651
Interest expense on non-convertible notes - related parties	267	1,558	1,051	1,609
Interest expense on convertible notes payable	11,266	17,021	24,408	23,124
Interest expense on convertible notes payable - related parties	—	—	—	—
Amortization of note payable discounts	107,379	6,165	177,838	10,206
Amortization of note payable discounts - related parties	—	—	—	—
Other interest and finance charges	51,326	302,115	114,298	355,033

Total interest and finance charges	$381,531	$373,877	$653,157	$484,623

Loss on Conversion of Notes Payable

Loss on conversion of notes payable decreased to $0 for the three months ended February 28, 2015, from $57,197, for the comparable period in fiscal 2014. The decrease was due to conversions of only substansive convertible notes in fiscal 2015.

Loss on conversion of notes payable decreased to $0 for the six months ended February 28, 2015, from $93,577, for the comparable period in fiscal 2014. The decrease was due to conversions of only substansive convertible notes in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2013, we have acquired five companies. While these acquisitions greatly increased the value of our Company, we are not fully cash flow positive. Cash flows from the issuances of promissory notes and common stock for cash are not sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $968,659 and $913,443 in net losses, and we used $362,869 and $366,753 in cash for operations for the six months ended February 28, 2015 and 2014, respectively. Investing activities used $562,150 and $67,232 for the six months ended February 28, 2015 and 2014, respectively, due primarily to our acquisition of Esteemcare. Net cash generated from financing activities for the six months ended February 28, 2015 and 2014 was $936,456 and $479,779, respectively. As of February 28, 2015, we had a cash balance of $28,941. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that we will require approximately $1,000,000 to operate through August 31, 2015. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and new product development at Dotolo. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

As of February 28, 2015, we had total outstanding short-term and long-term debt and liabilities totaling $4,745,462 net of discounts. Please see Note 11 for further information.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment. The Company has no off-balance sheet arrangements as of February 28, 2015 and 2014.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2014 that remain open, the Company’s disclosure controls and procedures were not effective as of February 28, 2015. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with little cash on hand at February 28, 2015. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750. Additional financing will be required to get DRC to cash flow break even.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/10/2014	1,058,201	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,058,201 shares of common stock at $0.004725 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/28/2014	1,473,622	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,473,622 shares of common stock at $0.003383 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/3/2014	1,508,296	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,508,296 shares of common stock at $0.003315 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

11/10/2014	1,724,733	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,724,733 shares of common stock at $0.002899 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/12/2014	6,000,000		Vendor	The company issued 6,000,000 shares of common stock as consideration for services. The company recorded an expense of $24,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/24/2014	2,380,952	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $7,000 in principal and interest into 2,380,952 shares of common stock at $0.00294 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	3,577,818	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,000 in principal and interest into 3,577,818 shares of common stock at $0.002795 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	2,126,602	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,219 in principal and interest into 2,126,602 shares of common stock at $0.001984 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	6,384,676		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $16,000 in principal and interest into 6,384,676 shares of common stock at $0.002506 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	3,026,555		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,317 in principal and interest into 3,026,555 shares of common stock at $0.001922 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/18/2014	3,286,650		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,298 in principal and interest into 3,286,650 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/24/2014	2,632,040		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,243 in principal and interest into 2,632,040 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/12/2015	(55,349)			Share adjustment by transfer agent
1/13/2015	2,863,750		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,261 in principal and interest into 2,863,750 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/16/2015	876,244		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $2,084 in principal and interest into 876,244 shares of common stock at $0.00238 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/20/2015	2,866,108		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,265 in principal and interest into 2,866,108 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/23/2015	8,398,588		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $12,497 in principal and interest into 8,398,588 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

1/30/2015	5,000,000		Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $38,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/3/2015	7,365,772		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,960 in principal and interest into 7,365,772 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/5/2015	2,807,190		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,177 in principal and interest into 2,807,190 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/10/2015	9,697,060		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $18,699 in principal and interest into 9,697,060 shares of common stock at $0.0019283 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/27/2015	4,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,572 in principal and interest into 4,500,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/11/2015	2,000,000		Accredited Investor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $15,600 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/13/2015	2,472,032		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,926 in principal and interest into 2,472,032 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/27/2015	4,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $16,554 in principal and interest into 4,500,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/27/2015	10,000,000		Accredited Investor	A non-affiliated accredited investor exercised cashless warrants in the into 10,000,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	158,484,270	$ 10,000

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

Dated: April14, 2015	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer