Form 10-Q
period 2015-05-31
Oncologix Tech Inc.
filed 2015-07-20
CIK 799694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934.

For the quarterly period ended May 31, 2015

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

Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 3, 2015
Common Stock, $0.001 par value	340,126,946

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

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,485	$17,504
Accounts receivable (net of allowance of $71,000 and $9,000)	1,037,009	213,399
Inventory	137,436	31,271
Prepaid expenses and other current assets	15,911	9,307
Prepaid commissions and finders' fees	3,974	3,152

Total current assets	1,314,815	274,633

Property and equipment (net of accumulated depreciation
of $38,026 and $28,264)	35,246	39,967
Deposits and other assets	77,678	14,582
Goodwill	2,404,389	1,781,779
Patents, registrations (net of amortization of $102,576 and $97,983)	19,903	24,497

Total assets	$3,852,031	$2,135,458

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $405,429 and $99,491)	$377,596	$436,308
Notes payable (net of discount of $2,091 and $18,596)	2,377,667	946,104
Notes payable - related parties	—	51,600
Inventory finance agreements	417,000	—
Accounts payable and other accrued expenses	1,187,319	732,934
Accrued interest payable	208,736	148,681
Accrued interest payable - related parties	—	6,342
Current portion of long term debt	96,644	82,532

Total current liabilities	4,664,962	2,404,501

Long-term liabilities:
Notes payable (net of current portion)	376,037	395,675
Convertible notes payable	—	—

Total long-term liabilities	376,037	395,675

Total liabilities	5,040,999	2,800,176

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at
May 31, 2015 and August 31, 2014, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 78,564 shares issued and outstanding at
May 31, 2015 and August 31, 2014, respectively	79	79
Common stock, par value $.001 per share; 750,000,000 shares authorized;
276,746,130 and 134,600,152 shares issued and outstanding at
May 31, 2015 and August 31, 2014, respectively	276,746	134,600
Additional paid-in capital	48,398,569	47,565,869
Accumulated deficit	(49,864,491)	(48,370,395)
Common stock subscribed (0 and 1,058,201 shares issuable, respectability at May 31, 2015 and August 31, 2014)	—	5,000

Total stockholders' deficit	(1,188,968)	(664,718)

Total liabilities and stockholders' deficit	$3,852,031	2,135,458

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

Revenues	$1,235,656	$988,385	$3,625,407	$2,696,776

Cost of revenues	885,596	788,757	2,628,797	2,066,800

Gross profit	350,060	199,628	996,610	629,976

Operating expenses:
General and administrative	443,889	276,950	1,379,769	999,910
Research and development expense	—	—	10,000	—
Depreciation and amortization	5,022	5,664	14,356	17,156

Total operating expenses	448,911	282,614	1,404,125	1,017,066

Loss from operations	(98,851)	(82,986)	(407,515)	(387,090)

Other income (expense):
Acquisition costs			—	—
Interest and finance charges	(437,908)	(167,474)	(1,090,013)	(634,833)
Interest and finance charges - related parties	—	(791)	(1,051)	(18,056)
Loss on conversion of notes payable - related parties	—	(62,151)	—	(155,728)
Loss on disposal of assets	—	—	—	(28,748)
Other income (expenses)	11,321	74,450	4,483	72,062

Total other income (expense)	(426,587)	(155,966)	(1,086,581)	(765,303)

Loss from continuing operations	(525,438)	(238,952)	(1,494,096)	(1,152,393)

Discontinued operations
Operating loss from discontinued operations	—	—	—	(36)
Gain on disposal of discontinued operations	—	—	—	95,564

Gain from discontinued operations	—	—	—	95,528

Less loss attributable to noncontrolling interest	—	—	—	—

Net gain from discontinued operations	—	—	—	95,528

Net loss before income taxes	(525,438)	(238,952)	(1,494,096)	(1,056,865)

Income taxes	—	—	—	—

Net loss attributable to common shareholders	$(525,438)	$(238,952)	$(1,494,096)	$(1,056,865)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.00

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	242,589,170	112,247,396	187,353,653	93,925,094

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	May 31,	May 31,
	2015	2014
Operating activities:
Net loss	$(1,494,097)	$(1,056,865)

Net gain from discontinued operations	—	(95,528)

Net loss from continuing operations	(1,494,097)	(1,152,393)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	14,356	17,156
Loss on disposal of property and equipment	—	28,748
Stock based compensation	—	91,163
Amortization of discount on notes payable and warrants	334,437	18,021
Beneficial conversion feature notes payable	—	139,823
Loss on conversion of notes payable - related parties	—	155,729
Induced conversion expense notes payable	66,520	—
Non-cash interest charges	218,415	—
Issuance of stock and warrants for fees	78,100	302,658
		—
Changes in operating assets and liabilities:
Accounts receivable	(250,480)	(125,813)
Prepaid expenses and other current assets	(5,829)	(2,686)
Prepaid commissions and finders' fees	(737)	—
Deposits and other assets	(52,545)	(43,700)
Accounts payable and other accrued expenses	626,654	6,691
Accrued interest payable - related parties	(6,342)	(60,192)
Accrued interest payable	80,578	83,424

Net operating cash flows - continuing operations	(390,970)	(546,190)

Net operating cash flows - discontinued operations	—	95,528

Net cash used in operating activities	(390,970)	(450,662)

Investing activities:
Purchase of property and equipment	(2,033)	(878)
Cash acquired from Amian Health Services	—	8,646
Acquisition of Amian Health Services	—	(75,000)
Acquisition of Esteemcare and Affordable	(560,984)	—

Net cash used in investing activities	(563,017)	(67,232)

Financing activities:
Proceeds from issuance of convertible notes	596,250	719,933
Proceeds from issuance of notes payable	1,933,000	655,128
Proceeds from the issuance of common stock	—	10,000
Repayment of notes payable	(918,975)	(490,798)
Repayment of notes payable - related parties	(51,600)	(4,600)
Repayment of inventory financing agreements	(335,608)	—
Repayment of convertible notes payable	(166,099)	(224,845)

Net cash provided by financing activities	1,056,968	664,818

Net increase (decrease) in cash and cash equivalents	102,981	146,924

Cash and cash equivalents, beginning of period	17,504	39,456

Cash and cash equivalents, end of period	$120,485	$186,380

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

On August 1, 2013, we acquired the outstanding stock of Angels of Mercy, Inc. (“AOM”). Angels provides non-medical, Personal Care Attendant (PCA) services, Supervised Independent Living (SIL), Long-Term Senior Care, and other approved health service programs performed by a trained caregiver that will meet the health service needs of beneficiaries whose disabilities preclude the performance of certain independent living skills related to the activities of daily living (ADL). We changed the name to Amian Angels Inc. (“Amian”) in August 2014.

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

On July 21, 2014 we formed Advanced Medical Products and Technologies Inc. (“AMPT”) to enter into the Durable Medical and Home Medical Equipment markets. We anticipate acquiring active companies in this area to develop our Medical Products and Technologies Segment.

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

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements for the three and nine months ended May 31, 2015 and 2014 include the accounts of Oncologix Tech, Inc. and its wholly owned subsidiaries, Dotolo Research Corporation (“Dotolo”), Amian Angels, Inc. (“Amian”), Advanced Medical Products & Technologies Inc. (“AMPT”), Esteemcare Inc. and Affordable Medical Equipment Solutions Inc. (collectively “Esteemcare”) Dotolo and Amian are Louisiana Corporations. AMPT is a Nevada corporation. Esteem & Affordable are South Carolina corporations. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following explains the results of our impairment testing. We have allocated $564,075 of goodwill to the Amian Angels, Inc. reporting unit. As of May 31, 2015 the fair value exceeds the carrying value of goodwill by 39%. We have allocated $1,217,704 of goodwill to the reporting unit Dotolo Research Corporation. As of May 31, 2015 the fair value exceeds the carrying value of goodwill by 18%. We have allocated $622,610 of goodwill the Esteemcare reporting unit. As of May 31, 2015 the fair value exceeds the carrying value of goodwill by 47%. In calculating the valuation, we used a discounted cash flow method based on the future 5 years cash flows of each reporting unit. We used a discount rate of 8% which is currently higher that the current long term interest rate. An increase in the overall national interest rate could have a negative impact on our valuation. An additional risk is the possibility of cash flow projections falling short of our 5 year estimate amount.

ADVERTISING COSTS

Advertising costs included with selling, general and administrative expenses in the accompanying consolidated statements of operations were minimal for the three and nine months ended May 31, 2015 and 2014. Such costs are expensed as incurred.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NET LOSS PER COMMON SHARE

Basic earnings (loss) per share is calculated under the provisions of ASC 260 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method. On Basic and diluted earnings per share for the three and nine months ended May 31, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

Net gain (loss) attributable to common shareholders
Continuing operations	$(525,438)	$(238,952)	$(1,494,096)	$(1,152,393)
Discontinued operations	—	—	—	95,528

	$(525,438)	$(238,952)	$(1,494,096)	$(1,056,865)

Weighted average shares outstanding	242,589,170	112,247,396	187,353,653	93,925,094

Loss per common shares, basis and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.00

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Due to the net losses during the three and nine months ended May 31, 2015 and 2014, basic and diluted loss per share was the same, as the effect of potentially dilutive securities would have been anti-dilutive. Shares attributable to convertible notes, stock options, preferred stock and warrants not included the diluted loss per share calculation. Below lists securities dilutive within 90 days of May 31, 2015 and 2014:

	As of
	May 31,	May 31,
	2015	2014
	Underlying	Underlying
Description	Common Shares	Common Shares
Convertible preferred stock	78,564,000	22,500,000
Convertible notes payable	210,272,886	81,383,460
Options	6,173,750	6,186,250
Warrants	21,000,000	26,583,333

Total potentially dilutive securities	316,010,636	136,653,043

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

During the year ended August 31, 2013 we acquired Dotolo Research Corporation and Angels of Mercy, Inc. In December 2013, through Amian Angels, we also acquired the assets of Amian Health Services and changed the company’s name to Amian Angels Inc. In September 2014 we acquired Esteemcare Inc. and Affordable Medical Equipment Solutions Inc. While these acquisitions greatly increase the value of our Company, the combined operations of OCLG are not cash flow positive at this time. Amian and Esteemcare are currently cash flow positive but alone is unable to support all the corporate overhead or needs of our other subsidiary, Dotolo. We anticipate that we will require approximately $1,000,000 to operate through December 31, 2015. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and new product development at Dotolo Research as well as beginning business with AMPT. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

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

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$ 8,646
Property and equipment	6,000
Purchased goodwill	85,354

Total assets acquired	$ 100,000

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

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$ 12,449
Accounts receivable (net)	573,130
Inventory	106,165
Prepaid expenses and other current assets	860
Property and equipment	3,008
Deposits and other assets	10,551
Purchased goodwill	622,610

Total assets acquired	$ 1,328,773

Accounts payable and other accrued expenses	$ 454,877
Inventory financing agreements	125,463
Notes payable	75,000

Total liabilities assumed	$ 655,340

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

NOTE 6 – INVENTORY

We have inventory, on hand in the amounts of $137,436 and $31,271 as of May 31, 2015 and 2014, respectively. Our inventory as of May 31, 2015 relates to our medical device manufacturing segment. Inventories at May 31, 2015 also included $106,165 related to our medical products and technologies division. Our inventory in our medical device segment consists primarily of miscellaneous parts. Our inventory in our medical products and technologies segment consists primarily of disposable products such as masks, oxygen tubing, and other breathing equipment supplies. We also hold minor amounts of CPAP machines and BiPAP machines. Our machine purchases are generally set up on a Just-in-time order system. We do not maintain any inventory for our personal service care segment or our medical products division. We are currently in the redesign and final bench testing phase of our Toxygen hardware system and disposable products. The new hardware design will position Dotolo Research with a unique technological advantage in the medical markets.. Currently, inventory on hand is made up of miscellaneous Toxygen hardware parts, custom tooling and molds.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is composed of the following at May 31, 2015 and August 31, 2014

	May 31,	August 31,
	2015	2014
Furniture	$14,118	$12,688
Office Equipment	13,625	12,962
Computers	24,409	22,321
Software	3,497	3,497
Leasehold improvements	—	—
Equipment	17,623	16,763

Total property and equipment at cost	73,272	68,231

Less: accumulated depreciation and amortization	(38,026)	(28,264)

	$35,246	$39,967

NOTE 8 – OFFICE LEASES

The Company leases office space in Alexandria and Lafayette Louisiana and in West Columbia and Charleston SC. Alexandria is on a three year lease; Lafayette a five year lease; West Columbia has one year remaining on its lease; and Charleston is on a three year lease. On March 28, 2014, Dotolo Research moved from its current manufacturing location in Phoenix AZ into E&R Engineer manufacturing facilities located in Tempe, AZ. Rent expense for the three months ended May 31, 2015 and 2014 were $36,527 and $19,178, respectively. Rent expense for the nine months ended May 31, 2015 and 2014 were $112,055 and $64,680, respectively. Following are the minimum lease payments:

2015	$ 33,495
2016	126,424
2017	114,808
2018	42,448

Totals	$ 317,175

NOTE 9 – GOODWILL, PATENTS AND OTHER INTANGIBLE ASSETS

We currently carry our patents and registrations net of amortization. As of May 31, 2015 and 2014, the Company has a capitalized cost of patents and registrations in the amount of $122,479 and accumulated amortization of 102,576. Our patents and registrations are amortized over a 20 year period. Amortization for each of the next 4 fiscal years, assuming no impairment, will be $6,124 per year.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INVENTORY FINANCE AGREEMENTS

Our inventory finance agreements consist of qualified for-sale inventory purchases. These finance agreements are held solely by Esteemcare. Qualifying inventory purchases are grouped into a 12 month finance agreements allowing the company to spread the payments for this inventory over a twelve month period. This allows the company to collect payments for the purchases of that inventory over that time period as most insurance plans spread the purchase payments over a multi-month period, generally 10 to 13 months. All inventory finance agreements are interest free and consist of only minor fees for setup. Below is a listing of our outstanding inventory finance agreements as of May 31, 2015 and 2014 as well as the monthly payment on each agreement.

	As of May 31,
	2015	2014	Monthly Payment
Wells Fargo (017)	$8,331	$—	$4,165
VGM (322)	23,787	—	5,947
Wells Fargo (018)	24,694	—	6,174
VGM (323)	32,106	—	5,351
DLL (61942)	90,781	—	11,348
DLL (67910)	31,389	—	3,488
VGM (324)	32,512	—	3,612
DLL (68936)	11,263	—	1,126
Wells Fargo (019)	76,459	—	6,951
VGM (325)	85,680	—	7,140
DLL (61649)	—		1,126

Outstanding leases	$417,001	$—	$56,428

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2015 and 2014:

The following is a summary of future minimum payments on convertible notes payable as of May 31, 2015:

Ref.		May 31,	May 31,
Numb.	Description	2015	2014
2210	Conv. Note Payable (net of discount)	$64,025	$235,025
2218	Conv. Note Payable (net of discount)	$—	$100,000
2232	Conv. Note Payable (net of discount)	$—	$(567)
2238	Conv. Note Payable (net of discount)	$—	$5,300
2239	Conv. Note Payable (net of discount)	$—	$7,260
2247	Conv. Note Payable (net of discount)	$—	$4,918
2250	Conv. Note Payable (net of discount)	$—	$68,429
2261	Conv. Note Payable (net of discount)	$8,100	$—
2265	Conv. Note Payable (net of discount)	$12,370	$—
2267	Conv. Note Payable (net of discount)	$24,897	$—
2271	Conv. Note Payable (net of discount)	$16,911	$—
2274	Conv. Note Payable (net of discount)	$11,123	$—
2276	Conv. Note Payable (net of discount)	$17,161	$—
2278	Conv. Note Payable (net of discount)	$56,910	$—
2281	Conv. Note Payable (net of discount)	$13,095	$—
2290	Conv. Note Payable (net of discount)	$31,918	$—
2292	Conv. Note Payable (net of discount)	$18,885	$—
2294	Conv. Note Payable (net of discount)	$15,579	$—
2297	Conv. Note Payable (net of discount)	$17,680	$—
2310	Conv. Note Payable (net of discount)	$15,650	$—
2312	Conv. Note Payable (net of discount)	$1,813	$—
2314	Conv. Note Payable (net of discount)	$20,592	$—
2316	Conv. Note Payable (net of discount)	$30,887	$—

	Subtotal	377,596	420,365

Less: Long-Term portion		—	(235,025)

Current portion		$377,596	$185,340

The following is a summary of future minimum payments on convertible notes payable as of May 31, 2015:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2015	$0
2016	$377,596

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2210 - On April 1, 2009, we issued to Ms. Lindstrom, our former Chief Executive Officer, a convertible promissory note in lieu of payment of $235,025 in accrued salary owed to Ms. Lindstrom. This note accrues interest at a rate of 6% per annum and was originally due on March 31, 2012. On March 16, 2012, Ms. Lindstrom agreed to extend the due date of the note to September 30, 2013. There was no beneficial conversion feature recognized upon the issuance of this note. An outside party has entered into an assignment and settlement agreement with Ms. Lindstrom to purchase the note. The note assignment is currently in default. During fiscal 2014, the Assignee has converted $46,000 of principal into 8,788,171 shares of stock reducing the current balance of the note to $189,025. During fiscal 2015, the Holder assigned $125,000 of principal to another accredited investor. As of May 31, 2015, the Company has an outstanding principal balance of $64,025 and an accrued interest in the amount of $82,833.

2218 - During May and June 2007, we issued nine Convertible Promissory Notes in an aggregate principal amount of $700,000. Eight of these notes we-+re converted into common stock in fiscal 2009. The remaining Convertible Promissory Note, in the principal amount of $125,000, was extended on January 28, 2010 initially to March 31, 2012, where the conversion rate was reduced to $.60, and then extended to September 30, 2013. In October 2013 and November 2014, the investor sold two $25,000 positions of principal in the note to another accredited investor. In May 2015, the investor sold the remaining $75,000 of principal in the note to another accredited investor. The note has been extended to December 31, 2015 and we are negotiating the final payment of accrued interest. As of May 31, 2015, the Company has accrued interest in the amount of $65,469.

2232 - On October 2, 2013 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bore interest at a rate of 8% per annum and is due on October 2, 2013. The note was convertible at a 45% discount of the average of the three lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. On April 6, 2014 the holder elected to convert $17,074 in principal plus $690 in accrued interest into 5,383,007 shares of common stock at a conversion price of $.0033. In August 1, 2014 the remaining principal of $7,926 plus accrued interest of $530 was converted into 3,416,764 shares of common stock at a conversion rate of $.002475.

2238 - On March 19, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bore interest at a rate of 12% per annum and is due on March 19, 2015. The note was convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. During fiscal 2015, the investor converted $26,500 of principal plus accrued interest of $1,384 into 16,801,705 shares of common stock.

2239 - On April 8, 2014 we issued a convertible promissory note in the principal amount of $50,000 to an unrelated accredited investor. This promissory note bore interest at a rate of 12% per annum and is due on April 8, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the twenty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $50,000. This note was paid in full on October 2, 2014.

2247 - On April 25, 2014 we issued a convertible promissory note in the principal amount of $25,000 to an unrelated accredited investor. This promissory note bore interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 35% discount of the average 4 lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $25,000. During October and November 2014, the entire principal amount of $25,000 was converted into 8,284,469 shares of common stock.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2250 -On May 21, 2014 we issued a convertible promissory note in the principal amount of $115,000 to an unrelated accredited investor. This promissory note bore interest at a rate of 10% per annum. This principal includes a 10% OID in the amount of $10,000, which is being amortized over the term of the note. The note is due in 4 equal installments beginning on the 180th day after the execution of the note. The company may make the payments in common stock. The note is convertible at a $.009 per share. As additional consideration, the Company issued 9,583,333 5 year warrants with an exercise price of $.009. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $38,322 related to the issuance of the warrants. This note was paid in full on February 23, 2015.

2253 - On July 16, 2014 we issued a convertible promissory note in the principal amount of $26,500 to an unrelated accredited investor. This promissory note bore interest at a rate of 12% per annum and is due on July 26, 2015. The note is convertible at a 38% discount of the lowest closing bid prices in the thirty days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $26,500. During the second quarter of fiscal 2015, the company converted $26,500 in principal plus $1,134 of accrued interest into 18,571,550 shares of common stock.

2259 -On November 17, 2014, the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $25,000 of the current convertible note holder note. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 30% discount into shares of the Company’s common stock using a five-day average of the lowest closing stock prices immediately preceding the conversion date. The Company recorded a beneficial conversion feature of $10,545. During fiscal 2015, the investor converted the $25,000 in principal plus $85 in accrued interest into 9,641,872 shares of common stock.

2261 -On November 17, 2014 we issued a convertible promissory note in the principal amount of $25,000. This promissory note bears interest at a rate of 8% per annum and is due on October 2, 2013. The note is convertible at a 30% discount of the average of the five closing stock prices immediately preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $10,545. During fiscal 2015 the investor converted $11,989 of principal and $1,011 of interest into 6,211,180 shares of common stock. As of May 31, 2015 the company has accrued interest of $7.

2265 -On January 22, 2015 we issued a convertible promissory note in the principal amount of $35,000. This promissory note bears interest at a rate of 8% per annum and is due on January 22, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $35,000. As of May 31, 2015 the company has accrued interest of $1,003.

2267 - On January 30, 2015 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 12% per annum and is due on September 30, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $50,000. As of May 31, 2015 the company has accrued interest of $1,989.

2269 - On February 5, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $50,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. The Company recorded a beneficial conversion feature of $50,000. During the second and third quarters of fiscal 2015, the investor converted the $50,198 in principal and interest into 16,669,092 shares of common stock.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2274 - On February 4, 2015 we issued a convertible promissory note in the principal amount of $35,000. This promissory note bears interest at a rate of 8% per annum and is due on February 4, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $35,000. As of May 31, 2015 the company has accrued interest of $1,128.

2271 - On February 12, 2015 we issued a convertible promissory note in the principal amount of $75,000. This promissory note bears interest at a rate of 10% per annum and is due on February 12, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $75,000. As of May 31, 2015 the company has accrued interest of $2,250.

2281 - On February 25, 2015 we issued a convertible promissory note in the principal amount of $30,000. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $30,000. As of May 31, 2015 the company has accrued interest of $937.

.

2276 - On March 5, 2015 we issued a convertible promissory note in the principal amount of $36,750. This promissory note bears interest at a rate of 8% per annum and is due on March 5, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. As of May 31, 2015 the company has accrued interest of $711.

2283 - On March 9, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $30,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. During the third quarter of fiscal 2015, the investor converted $30,096 of principal and interest into 9,180,298 shares of common stock.

2278 - On March 11, 2015 we issued a convertible promissory note in the principal amount of $88,000. This promissory note bears interest at a rate of 12% per annum and is due on September 11, 2015. The note is convertible at a 38% discount of the lowest closing price immediately during the 20 days preceding the date of conversion. The Company also paid an OID in the amount of $6,000. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. As of May 31, 2015 the company has accrued interest of $2,376.

2290 - On March 25, 2015 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 10% per annum and is due on September 25, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. As of May 31, 2015 the company has accrued interest of $931.

2292 - On March 30, 2015 we issued a convertible promissory note in the principal amount of $32,000. This promissory note bears interest at a rate of 8% per annum and is due on March 30, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 15 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. As of May 31, 2015 the company has accrued interest of $441.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2294 - On April 7, 2015 we issued a convertible promissory note in the principal amount of $27,500. This promissory note bears interest at a rate of 12% per annum and is due on April 7, 2017. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. The Company also paid an OID in the amount of $6,000. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. As of May 31, 2015 the company has accrued interest of $330.

2297 - On April 8, 2015 we issued a convertible promissory note in the principal amount of $58,000. The company received net proceeds of $50,000 with the balance of the note going for finders fees and processing fees. This promissory note bears interest at a rate of 8% per annum and is due on April 8, 2016. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. As of May 31, 2015 the company has accrued interest of $683.

2310 - On May 7, 2015 we issued a convertible promissory note in the principal amount of $35,000. This promissory note bears interest at a rate of 12% per annum and is due on October 25, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $21,452. As of May 31, 2015 the company has accrued interest of $280.

2312 - On May 8, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $45,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $29,715. During the third quarter of fiscal 2015, the investor converted $16,261 of principal into 9,400,000 shares of common stock.

2314 - On May 22, 2015 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 8% per annum and is due on December 31, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $30,645. As of May 31, 2015 the company has accrued interest of $100.

2316 - On May 22, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $75,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares. We recorded a beneficial conversion feature of $45,968.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE RELATED PARTY NOTES PAYABLE:

As of May 31, 2015, there are currently no related party convertible notes payable outstanding. The note related to our former CEO is now classified as non-related convertible debt for all comparable periods.

RELATED PARTY NOTES PAYABLE:

	May 31,	May 31,
	2015	2014
6.0% line of credit (2)	$—	$51,600
		—

Outstanding unsecured related party notes payable	$—	$51,600

(1) Note payable to current CEO.

During the last two years, Wayne Erwin, our President and CEO, has advanced a total of $51,600 directly to Dotolo in an open advance account. Interest is being accrued at a rate of 6% per annum. As of May 31, 2015 the Company has repaid $51,600 of principal and $7,393 of accrued interest.

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTHER NOTES PAYABLE:

Ref.		May 31,	May 31,
Numb.	Description	2015	2014
Dot 1	Note Payable (net of discount)	$1,500	$60,600
Dot 2	Note Payable (net of discount)	30,000	30,000
Dot 3	Note Payable (net of discount)	20,000	20,000
AA 1	Line of Credit	43,149	44,469
AA 2	Line of Credit	37,467	—
AA 3	Merchant Loan	—	130,400
AA 4	Merchant Loan	—	142,109
AA 5	Merchant Loan	68,409	—
AA 6	Merchant Loan	42,080	—
AA 7	Merchant Loan	228,215	—
AA 8	Merchant Loan	67,400	—
AA 9	Note Payable (net of discount)	—	14,765
EST 1	Note Payable (net of discount)	73,552	—
2226	Note Payable (net of discount)	—	10,833
2227	Note Payable (net of discount)	—	6,689
2228	Note Payable (net of discount)	—	6,844
2229	Note Payable (net of discount)	—	21,076
2230	Note Payable (net of discount)	68,510	70,659
2231	Note Payable (net of discount)	12,000	7,692
2236	Note Payable (net of discount)	1,533,584	275,155
2237	Note Payable (net of discount)	—	11,444
2255	Note Payable (net of discount)	22,909	—
2257	Note Payable (net of discount)	68,920	—
2258	Note Payable (net of discount)	22,973	—
2263	Note Payable (net of discount)	56,215	—
2264	Note Payable (net of discount)	11,500	—
2300	Note Payable (net of discount)	416,466	498,179
2432	Note Payable (net of discount)	25,499	78,915

	Subtotal	2,850,348	1,429,829

Less: Long-Term portion		(376,037)	(416,466)

Current portion		$2,474,311	$1,013,363

Notes held by Dotolo

DOT 1 - During April 2012, our subsidiary Dotolo, entered into a financing agreement to provide up to $150,000 in funding for the subsidiary. The financing agreement was due in January 2013. We entered into a settlement agreement whereby we paid $45,000 from amounts held in reserve by our senior lender and are required to make 10 monthly payments of $1,500. As of May 31, 2015, the current balance is $1,500.

DOT 2 - On February 27, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $30,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2016. For the three months ended May 31, 2015, we made interest payments in the amount of $1,350. As of May 31, 2015, we have accrued interest of $1,965.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOT 3 - On March 17, 2013 our subsidiary Dotolo, entered into a note payable agreement to provide funding to its subsidiary in the principal amount of $20,000. The note bears interest at 18% payable monthly on the 15th and is due in full in January 2016. For the year ended May 31, 2015, we made interest payments in the amount of $900. As of May 31, 2015, we have accrued interest of $1,090.

Notes held by Amian Angels

AA 1 – During fiscal 2014 we borrowed $45,000 from our $50,000 line of open line of credit with our bank. As of May 31, 2015 the outstanding balance of the line of credit loan was $43,149.

AA 2 – During fiscal 2015 we borrowed $80,000 from our line of open line of credit with another lender. During the third quarter of fiscal 2015 we have repaid $42,533 of principal plus additional interest. As of May 31, 2015 the outstanding balance of the line of credit loan was $37,467.

AA 3 – On April 18, 2014, the Company obtained a merchant loan for additional working capital in the amount of $120,000. This loan requires 189 daily payments in the amount of $800 for a total repayment amount of $151,200. We netted gross proceeds of $119,301 after paying loan fees. This note was paid in full in December 2014.

AA 4 – On March 11, 2014, the Company obtained a merchant loan for additional working capital in the amount of $150,000. This loan requires 209 daily payments in the amount of $940 for a total repayment amount of $196,500. We netted gross proceeds of $146,750 after paying loan fees. This note was paid in full in December 2014.

AA 5 – On May 22, 2015, the Company obtained a merchant loan for additional working capital in the amount of $50,000. This loan requires 132 daily payments in the amount of $530 for a total repayment amount of $70,000. The balance of this loan on May 31, 2015 was $68,409.

AA 6 – On May 7, 2015, the Company obtained a merchant loan for additional working capital in the amount of $35,000. This loan requires 85 daily payments in the amount of $599 for a total repayment amount of $51,065. The balance of this loan on May 31, 2015 was $42,080.

AA 7 – On December 15, 2014, the Company obtained a merchant loan for additional working capital in the amount of $300,000. This loan requires 252 daily payments in the amount of $1,607 for a total repayment amount of $405,000. We netted gross proceeds of $163,713 after paying loan fees and paying off our other 4 merchant loans. The balance of this loan on May 31, 2015 was $228,215.

AA 8 – On April 30, 2015, the Company obtained a merchant loan for additional working capital in the amount of $60,000. This loan requires 87 daily payments in the amount of $999 for a total repayment amount of $87,450. The balance of this loan on May 31, 2015 was $67,400.

AA 9 – In connection with the acquisition of Amian Health Services, the Company entered into a twelve month promissory note in the total principal amount of $25,000. The note bears interest at $6% and requires monthly payments of $2,152. This note was paid in full in December 2014.

Notes held by Esteemcare

EST 1 - On September 25, 2014, as part of the terms and conditions of the acquisition of Esteemcare Inc. and Affordable Medical Inventory Solutions Inc., the company issued an 18 month note to Imad Siddiqui in the principal amount of $75,000. This note was executed on May 1, 2015 and requires monthly payments of $4,524. As a result of the delay in execution of the note, the Company accrued $2,688 of interested and added it to the balance of the note.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes held by Oncologix Tech

2216 - On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $65,000 of broker’s fees incurred in the acquisition. Monthly payments of $5,417 are due and payable beginning on August 15, 2013. This note bears no interest. This was paid in full in July 2014.

2227 & 2228 - On November 5, 2013 and November 8, 2013, the Company entered into two, one-year promissory notes with accredited investors to borrow a total principal amount of $20,000. Each promissory note is $10,000 in principal balance, bore interest at 18% and requires monthly interest payments of $150 each. The company also issued 3,000,000 in cashless warrants as finder’s fees for these funds. The Company recorded a discount of $14,805 for the issuance of the warrants. These notes were paid in full in November 2014.

2229 - On November 1, 2013, the Company entered into a Settlement Agreement with its former legal counsel. The current balance owed to prior counsel is $145,523. Pursuant to the settlement agreement, the Company agreed to pay $50,000 in the form of a one year promissory note and transfer its 90% ownership interest and all marketing rights of Oncologix Corporation, one of its subsidiaries as full settlement of the current balance owed. The promissory note bears interest of 4% and requires monthly payment of $4,257 beginning on December 1, 2013. This note was paid in full during November 2014.

2230 - On December 3, 2013, The Company entered into a twelve month promissory note with an accredited investor to borrow a total principal amount of $75,000. The note bears interest of 18% per annum and calls for monthly payments of principal and interest of $1,375 beginning on January 15, 2014 with a balloon payment due December 15, 2014. The Company also issued as additional finders’ fees to the investor, 3,500,000 shares of common stock and 1,000,000 cashless warrants with an exercise price of $.025. As of May 31, 2015, the balance was $68,510. The Company recorded a discount of $5,992 for the issuance of the warrants.

2231 - On December 20, 2013, the Company issued a 1-year promissory note to a non-related accredited investor in the principal amount of $12,000. This note bears interest at 10% per annum and matures in December 2014. This note was extended to June 2015. As additional consideration for the operating capital loan, the company issued 3,000,000 cashless two-year warrants with an exercise price of $0.02. The Company recorded a discount of $7,746 for the issuance of the warrants. As of May 31, 2015 the Company has accrued interest of $1,437.

2236 - On January 3, 2014, the Company closed on a 4 million dollar line of credit facility, with an initial draw of $500,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The $500,000 initial draw is secured by a 14.5% promissory note, which is convertible ONLY upon default by the Company. In July 2014, we borrowed an additional $75,000 from the principal we repaid. This note is due in nine months with an automatic option to renew after nine months. On September 25, 2014, the Company took down a second draw from its $4 million dollar line of credit facility in the amount of $1,200,000. The Company must meet specific monthly reporting and collateral requirements to further draw on the revolving credit facility. The outstanding balance at the time of the draw was $1,533,584 which is secured by twelve month 14.5% promissory note, which is convertible ONLY upon default by the Company. This note is automatically renewable for an additional twelve months. The company is required to pay interest and fees only for the initial 3 months. The balance of this note on May 31, 2015 is $1,533,584.

2237 - On February 7, 2014, the Company issued a 1-year promissory note in the principal amount of $15,000 to a non-related accredited investor. This note bears interest at 6% per annum and matures in February 2015. As additional consideration for the operating capital loan, the company issued 1,500,000 two-year warrants with an exercise price of $0.15 and 1,000,000 shares of common stock. The Company recorded an expense of $9,000 for the issuance of the common stock. The Company recorded a discount of $5,151 for the issuance of the warrants. On August 1, 2014 this investor used $10,000 to purchase 1,200,000 shares of common stock. This note was paid in February 2015.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2255 - On August 15, 2014 the Company issued a 1-year promissory note to a non-related accredited investor in the principal amount of $25,000. This note bears interest at 10% per annum and matures in August 2015. As additional consideration for the operating capital loan, the company issued 4,000,000 cashless two-year warrants with an exercise price of $0.065. The Company recorded a discount of $10,177 for the issuance of the warrants. As of May 31, 2015 the Company has accrued interest of $1,993.

2257 & 2258 - On September 25, 2014, the Company issued a $75,000 and $25,000 1-year promissory notes bearing interest at 6% in connection with the acquisition of Esteemcare Inc. and Affordable Medical Inventory Solutions Inc. As of May 31, 2015, the outstanding balances of these notes were $68,920 and $22,973, respectively.

2263 - On November 16, 2014, the Company borrowed $60,000 in principal from an unrelated investor. This note bears interest at a rate of 12% and calls for 60 monthly payments of $1,334.67 beginning on January 19, 2015. The note matures on January 19, 2019. As of May 31, 2015, the outstanding balance of this note was 56,217.

2264 - On December 16, 2014, the Company borrowed $48,000 in principal from an unrelated investor. This note bears calls for two interest payments, each in the amount of $8,500 in January and February 2015. The note matures on March 16, 2015. As of May 31, 2015, the outstanding balance of this note was 11,500.

2300 - On August 1, 2013, in connection with our acquisition of Angels of Mercy, Inc. we entered into a promissory note to pay $550,000 for the purchase of Angels of Mercy, Inc. Monthly payments of $9,115 are due and payable beginning on November 1, 2013 with a final balloon payment of $205,705 due on October 1, 2017. This note bears interest at a rate of 6%. As of May 31, 2015, the outstanding balance of the note is $416,466.

2432 - On July 26, 2013 the Company issued an 18 month promissory note in the principal amount of $100,000. These funds were used for the cash down payment for the Angels acquisition. The note bears interest at 18% and requires monthly interest payments of $1,200 beginning on September 26, 2013. In December 2013, we modified the loan agreement to make monthly payments of $6,200. As of May 31, 2015 the outstanding balance was $25,499.

The following is a summary of future minimum payments on r notes payable as of May 31, 2015:

Related Conv.
Fiscal Year Ending August 31,	Notes Payable
2015	2,394,130
2016	97,813
2017	326,226
2018	14,580
2019	17,599

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series A Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2013	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$—
Converted	—	—	—	$0.40
Issued	—	—	—	$—
Outstanding, August 31, 2014	129,062	64,531	$25,812	$0.40

Expired/Retired	—	—	—	$0.40
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, May 31, 2015	129,062	64,531	$25,812	$0.40

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

March 1, 2013 to May 31, 2014, 400 votes per share;

March 1, 2014 to May 31, 2015, 800 votes per share;

March 1, 2015 to May 31, 2016, 1,200 votes per share;

March 1, 2016 to May 31, 2017, 1,600 votes per share;

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table detailing the outstanding Series D Convertible Preferred Stock shares outstanding during the last two fiscal years:

	Preferred	Number of		Weighted Avg.
	Shares	Common Shares	Proceeds if	Per Common Sh.
	Outstanding	Convertible	Converted	Exercise Price
Outstanding, August 31, 2013	58,564	58,564,000	$—	$80.25

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	20,000	20,000,000	—	$80.25
Outstanding, August 31, 2014	78,564	78,564,000	$—	$—

Expired/Retired	—	—	—	$—
Converted	—	—	—	$—
Issued	—	—	—	$—
Outstanding, May 31, 2015	78,564	78,564,000	$—	$80.25

SUBSCRIBED COMMON STOCK:

Below is a table detailing the Common Stock Subscribed during the last two fiscal years:

For the period Ended May 31, 2015
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	-	$ -

Total subscribed stock	-	$ -

For the period Ended August 31, 2014
	Shares	Amount
Shares issuable upon conversion of convertible notes payable	1,058,201	$ 5,000

Total subscribed stock	1,058,201	$ 5,000

COMMON STOCK:

On March 7, 2014, the Company increased its authorized shares of common stock to 750,000,000. The increase was approved by a majority of the Company’s shareholders on January 27, 2014. As of May 31, 2015, the Company has 276,746,130 shares outstanding. Please see Part II, Item II – Sale of Unregistered Securities for information on recent sales of unregistered securities.

NON-CONTROLLING INTEREST

On February 27, 2009, in connection with the Technology Agreement we entered into with Institut für Umwelttechnologien GmbH, a German Company (“IUT”) whereunder the parties have agreed that the Company’s marketing rights have been transferred to its subsidiary, Oncologix Corporation and have issued IUTM 10% of the equity ownership of that subsidiary. As of February 27, 2009, the value of the non-controlling interest was $212. It was determined at August 31, 2010 the value of the investment in IUTM was impaired. Accordingly, we recorded an impairment loss in the amount of $3,186 for the year ended August 31, 2010. As of May 31, 2015, as a result of the disposition of Oncologix Corporation, we do not have to recognize a non-controlling interest.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS:

The following table summarizes warrant activity in fiscal 2015 and 2014:

		Weighted Avg.
	Number	Exercise Price
Outstanding, August 31, 2013	7,000,000	0.012
Expired/Retired	-	-
Exercised	-	-
Issued	23,583,333	0.011
Outstanding, August 31, 2014	30,583,333	-

Expired/Retired	-	-
Exercised	(9,583,333)	0.009
Issued	-	-
Outstanding, May 31, 2015	21,000,000	0.012

The fair value of warrants granted is estimated using the Black-Scholes option pricing model. This model utilizes the following factors to calculate the fair value of options granted: (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility. The warrants were expensed and accounted for under ASC 718.

The fair value for these warrants was estimated as of the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended May 31,
	2015	2014
Volatility	-	124% - 702%
Risk free rate	0.00%	0.25%
Expected dividends	None	None
Expected term (in years)	-	2 to 5 years

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Details relative to the 21,000,000 immediately exercisable outstanding warrants at May 31, 2015 are as follows:

		Weighted
		Average
Date of	Number	Exercise	Remaining	Expiration
Grant	of Shares	Price	Exercise Life	Date

Outstanding, August 31, 2013	7,000,000

First quarter of fiscal 2014	4,500,000	$ 0.012	3 years	November 2017
Second quarter of fiscal 2014	5,500,000	$ 0.017	2 to 3 years	Dec 2015 to Dec 2016
Third quarter of fiscal 2014	9,583,333	$ 0.012	5 years	May 2019
Fourth quarter of fiscal 2014	4,000,000	$ 0.007	2 years	August 2016

Outstanding, August 31, 2014	30,583,333

First quarter of fiscal 2015	-	$ -	-
Second quarter of fiscal 2015	-
Third quarter of fiscal 2015	(9,583,333)	$ 0.009

Outstanding, May 31, 2015	21,000,000

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

During the third quarter of fiscal 2015, 9,583,333 warrants were exercised in a cashless transaction. 33,382,960 shares of Common stock were issued for the warrants’ exercise.

The remaining contractual life of warrants outstanding as of May 31, 2015 was 1.17 years. Warrants for the purchase of 21,000,000 and 26,586,333 shares were immediately exercisable on May 31, 2015 and 2014, respectively with a weighted-average price of $0.012 and $0.011 per share, respectively.

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

We have 473,253 shares of common stock available for future issuance under our 2000 Stock Incentive Plan as of May 31, 2015. This plan has been approved by our shareholders.

During the three and nine months years ended May 31, 2015 and 2014, we granted 6,120,000 and nil options from the stock incentive plan described above, respectively. During the three and nine months ended May 31, 2015 and 2014, nil and nil options were exercised, respectively. During the three months ended May 31, 2015 and 2014, nil and nil options expired, respectively. During the nine months ended May 31, 2015 and 2014, nil and 150,835 options expired, respectively. During the three and nine months ended May 31, 2015 and 2014, $0 and $91,163 was expensed as stock based compensation, respectively.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted Average
	Number of	Option Price	Exercise Price
	Options Granted	Per Share	Per Share
Outstanding, August 31, 2013	217,085	$0.12 - $2.00	$1.120
Granted	6,120,000	$0.015 - $0.016	$0.020
Exercised	—	—	$—
Cancelled	(163,335)	$1.04 - $2.00	$1.380
Outstanding, August 31, 2014	6,173,750	$0.12 - $2.00	$0.016
Granted	—	$—	$—
Exercised	—	—	$—
Cancelled	—	$0.00	$—
Outstanding, May 31, 2015	6,173,750	$0.12 - $2.00	$0.016

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2015.

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

The remaining contractual life of options outstanding as of May 31, 2015 was 8.49 years. Options for the purchase of 6,173,750 exercisable on May 31, 2015 with a weighted-average price of $0.016 and $0.016 per share, respectively.

	Options	Options
	Outstanding	Exercisable
Number of options	6,173,750	6,173,750
Aggregate intrinsic value of options	$ -	$ -
Weighted average remaining contractual term (years)	8.74	8.74
Weighted average exercise price	$ 0.016	$ 0.016

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

On September 11, 2013, we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. On January 3, 2014, we issued 1,000,000 S-8 shares to a consultant in payment for services to be provided for the Company. On November 15, 2014 we issued 1,000,000 S-8 shares to a consultant in payment for investor relations work for the Company. We have 7,000,000 shares of common stock available for future issuance under our 2013 Omnibus Incentive Plan as of May 31, 2015.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Securities		Number of Securities
	To Be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	For Future
	Options	Outstanding Options	Issuance Under Plans

Equity compensation plans
approved by stockholders	—	$0.00	7,000,000

Equity compensation plans
not approved by stockholders	—	$0.00	—

TOTAL	—	$0.00	7,000,000

NOTE 13 - RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

FINANCING WITH RELATED PARTIES:

During the three and nine months ended May 31, 2015 and 2014, the Company entered into financing agreements with related parties of the Company. Please see Note 11 – Notes Payable for further descriptions of these transactions.

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the segment assets as of May 31, 2015.

As of May 31, 2015
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$76,633	$120	$21,008	$22,724	$120,485
Accounts receivable (net)	233,710	—	$803,299	—	1,037,009
Inventory	—	31,271	$106,165	—	137,436
Prepaid expenses and other current assets	—	—	$2,946	12,965	15,911
Prepaid commissions and finders' fees	—	—	85	3,889	3,974

Total current assets	310,343	31,391	933,503	39,578	1,314,815

Property and equipment (net)	16,211	15,217	3,283	535	35,246
Deposits and other assets	2,307	32,303	9,866	33,202	77,678
Goodwill	564,075	1,217,704	622,610	—	2,404,389
Patents, registrations (net of amortization)	—	19,903	—	—	19,903

Total assets	$892,936	$1,316,518	$1,569,262	$73,315	$3,852,031

Below are the segment assets as of August 31, 2014.

As of August 31, 2014
	Personal Care	Medical Device	Med. Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

ASSETS
Current Assets:
Cash and cash equivalents	$9,336	$(110)	$1,000	$7,278	$17,504
Accounts receivable (net)	213,399	—	—	—	213,399
Inventory	—	31,271	—	—	31,271
Prepaid expenses and other current assets	—	—	—	9,307	9,307
Prepaid commissions	—	—	—	3,152	3,152

Total current assets	222,735	31,161	1,000	19,737	274,633

Property and equipment (net)	21,287	17,893	—	787	39,967
Deposits and other assets	2,082	12,500	—	—	14,582
Goodwill	564,075	1,217,704	—	—	1,781,779
Patents, registrations (net of amortization)	—	24,497	—	—	24,497

Total assets	$810,179	$1,303,755	$1,000	$20,524	$2,135,458

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Three Months Ended May 31, 2015
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$812,626	$—	$423,030	$—	$1,235,656

Cost of revenues	698,215	—	187,381	—	885,596

Gross profit	114,411	—	235,649	—	350,060

Operating expenses:
General and administrative	81,451	14,739	159,793	187,906	443,889
Research and development Expense	—	—	—	—	—
Depreciation and amortization	2,262	2,423	253	84	5,022

Total operating expenses	83,713	17,162	160,046	187,990	448,911

Loss from operations	30,698	(17,162)	75,603	(187,990)	(98,851)

Other income (expense):
Interest and finance charges	(81,952)	(1,500)	(3,076)	(351,380)	(437,908)
Interest and finance charges - related parties	—	—	—	—	—
Other income (expenses)	11,307	14	—	—	11,321

Total other income (expense)	(70,645)	(1,486)	(3,076)	(351,380)	(426,587)

Loss from continuing operations	$(39,947)	$(18,648)	$72,527	$(539,370)	$(525,438)

	For the Three Months Ended May 31, 2014
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$988,385	$—	$—	$—	$988,385

Cost of revenues	776,406	12,351	—	—	788,757

Gross profit	211,979	(12,351)	—	—	199,628

Operating expenses:
General and administrative	166,867	4,979	—	105,104	276,950
Depreciation and amortization	3,157	2,423	—	84	5,664

Total operating expenses	170,024	7,402	—	105,188	282,614

Loss from operations	41,955	(19,753)	—	(105,188)	(82,986)

Other income (expense):
Interest and finance charges	(80,786)	(2,250)	—	(84,438)	(167,474)
Interest and finance charges - related parties	—	(791)	—	—	(791)
Loss on conversion of notes payable - related parties	—	—	—	(62,151)	(62,151)
Loss on disposal of assets	—	—	—	—	—
Other income (expenses)	74,667	(217)	—	—	74,450

Total other income (expense)	(6,119)	(3,258)	—	(146,589)	(155,966)

Loss from continuing operations	$35,836	$(23,011)	$—	$(251,777)	$(238,952)

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the statements of operations for the reporting periods presented.

	For the Nine Months Ended May 31, 2015
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$2,573,547	$—	$1,051,860	$—	$3,625,407

Cost of revenues	2,129,572	—	499,225	—	2,628,797

Gross profit	443,975	—	552,635	—	996,610

Operating expenses:
General and administrative	317,165	58,489	424,693	579,422	1,379,769
Research and development expense	—	10,000	—	—	10,000
Depreciation and amortization	6,289	7,269	546	252	14,356

Total operating expenses	323,454	75,758	425,239	579,674	1,404,125

Loss from operations	120,521	(75,758)	127,396	(579,674)	(407,515)

Other income (expense):
Interest and finance charges	(244,613)	(5,500)	(3,848)	(836,052)	(1,090,013)
Interest and finance charges - related parties	—	(1,051)	—	—	(1,051)
Other income (expenses)	8,541	(3,854)	—	(204)	4,483

Total other income (expense)	(236,072)	(10,405)	(3,848)	(836,256)	(1,086,581)

Loss from operations	$(115,551)	$(86,163)	$123,548	$(1,415,930)	$(1,494,096)

	For the Nine Months Ended May 31, 2014
	Personal Care	Medical Device	Medical Products	Corporate
	Segment	Segment	Segment	Overhead	Totals

Revenues	$2,696,776	$—	$—	$—	$2,696,776

Cost of revenues	2,030,450	36,350	—	—	2,066,800

Gross profit	666,326	(36,350)	—	—	629,976

Operating expenses:
General and administrative	506,387	28,222	—	465,301	999,910
Depreciation and amortization	9,636	7,268	—	252	17,156

Total operating expenses	516,023	35,490	—	465,553	1,017,066

Loss from operations	150,303	(71,840)	—	(465,553)	(387,090)

Other income (expense):
Interest and finance charges	(171,837)	(8,560)	—	(454,436)	(634,833)
Interest and finance charges - related parties	—	(2,348)	—	(15,708)	(18,056)
Loss on conversion of notes payable - related parties	—	—	—	(155,728)	(155,728)
Loss on disposal of assets	(28,748)	—	—	—	(28,748)
Other income (expenses)	72,775	(713)	—	—	72,062

Total other income (expense)	(127,810)	(11,621)	—	(625,872)	(765,303)

Loss from operations	$22,493	$(83,461)	$—	$(1,091,425)	$(1,152,393)

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2015, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On November 15, 2014, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	4,000

On November 15, 2014, the Company issued 5,000,000 shares of common stock in payment for investor relations consulting contract.	20,000

On November 17, 2014, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,545 related to that transaction.	10,545

On November 17, 2014, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,545 related to that transaction.	10,545

On January 22, 2015, the Company issued a $35,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $35,000 related to that transaction.	35,000

On January 30, 2015, the Company issued 5,000,000 shares of common stock in payment for investor relations consulting contract.	38,500

On January 30, 2015, the Company issued a $50,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $50,000 related to that transaction.	50,000

On February 5 2015, the Company issued a $50,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $50,000 related to that transaction.	50,000

On February 4, 2015, the Company issued a $35,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $35,000 related to that transaction.	35,000

On February 12, 2015, the Company issued a $75,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $75,000 related to that transaction.	75,000

On February 25, 2015, the Company issued a $30,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $30,000 related to that transaction.	30,000

On March 5, 2015, the Company issued a $36,750 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,698 related to that transaction.	25,698

On March 11, 2015, the Company issued a $88,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $49,539 related to that transaction.	49,539

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2015, these supplemental non-cash investing and financing activities are summarized as follows:

Amount

On March 11, 2015, the Company issued a $30,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $20,100 related to that transaction.	20,100

On March 25, 2015, the Company issued a $50,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $29,404 related to that transaction.	29,404

On March 30, 2015, the Company issued a $32,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $15,790 related to that transaction.	15,790

On April 7, 2015, the Company issued a $27,500 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $10,372 related to that transaction.	10,372

On April 8, 2015, the Company issued a $58,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $39,146 related to that transaction.	39,146

On May 7, 2015, the Company issued a $35,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $21,452 related to that transaction.	21,452

On May 8, 2015, the Company issued a $45,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $29,715 related to that transaction.	29,715

On May 22, 2015, the Company issued a $50,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $30,645 related to that transaction.	30,645

On May 22, 2015, the Company issued a $75,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $45,968 related to that transaction.	45,968

Total non-cash transactions from investing and financing activities.	$ 676,419

 ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2014, these supplemental non-cash investing and financing activities are summarized as follows:

On September 11, 2013, the Company issued 1,500,000 warrants to an affiliated party for additional compensation related to an operating capital investment. The value of these warrants was expensed as interest and finance charges.	$ 15,656

On September 11, 2013, the Company issued 1,000,000 S-8 shares of common stock in payment for a investor relations consulting contract.	11,500

On October 2, 2013, the Company issued a $25,000 convertible promissory note to a non-related party. We recorded a beneficial conversion feature the in amount of $25,000 related to that transaction.	25,000

On October 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $15,620.	15,620

On November 5, 2013 and November 8, 2013, the Company issued a total of 3,000,000 warrants to a non-related party as additional compensation for an operating capital investment.	14,805

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $12,069.	12,069

On December 3, 2013, the Company recorded a loss on conversion of a convertible promissory note in the amount of $9,720.	9,720

On December 3, 2013, the Company issued a total of 1,000,000 warrants as additional compensation.	5,992

On December 20, 2013, the Company issued a total of 3,000,000 warrants as additional compensation.	7,746

On January 3, 2014, the Company issued 2,000,000 shares of common stock in payment for a services contract.	22,000

On January 13, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $26,154.	26,154

On January 14, 2014, the Company issued 1,000,000 shares of common stock as partial compensation for a investor relations contract.	19,000

On January 21, 2014, the Company issued 3,500,000 shares of common stock as additional compensation for finder’s fees.	45,500

On January 21, 2014, the Company issued 1,500,000 shares of common stock as additional compensation for finder’s fees.	30,000

On January 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $16,667.	16,667

On February 7, 2014, the Company issued 1,000,000 shares of common stock as additional compensation for finder’s fees.	9,000

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2014, these supplemental non-cash investing and financing activities are summarized as follows (continued):

On February 7, 2014, the Company issued 3,000,000 shares of common stock as additional compensation for finder’s fees.	5,151

On February 24, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $2,308.	2,308

On March 19, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	26,500

On March 31, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $30,000.	30,000

On April 6, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $1,468.	1,468

On April 6, 2014, the Company recorded a loss on conversion of a convertible promissory note in the amount of $30,683	30,683

On April 8, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	50,000

On April 25, 2014, the Company recorded a beneficial conversion feature on the issuance of a convertible note.	25,000

On May 21, the Company recorded a discount for the issuance of 9,583,333 warrants in connection with the issuance of a convertible note.	38,322

Total non-cash transactions from investing and financing activities.	$ 495,861

NOTE 19 - EMPLOYMENT AGREEMENTS

On March 22, 2013, Wayne Erwin, the Company’s Chief Executive Officer, signed a three year employment agreement. The agreement provides for an annual salary of $120,000 along with a monthly auto allowance and health insurance allowance totaling $1,250. The annual salary was increased to $150,000 per year beginning March 2015. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the nine months ended May 31, 2015 and 2014, $97,500 and $101,250 was expensed as salary, respectively.

On October 1, 2013, Michael Kramarz, the Company’s Chief Financial Officer, signed a three year employment agreement. The agreement provides for an annual salary of $80,000 along with a monthly auto allowance and health insurance allowance totaling $500. The annual salary was increased to $120,000 beginning on March 1, 2015. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the nine months ended May 31, 2015 and 2014, $76,333 and 62,669 was expensed as salary, respectively.

On August 1, 2013, Vickie Hart, the President of Amian Angels Inc., signed a three year employment agreement. The agreement provides for an annual salary of $52,000 along with a monthly health insurance allowance totaling $400. The annual salary was increased to $85,000 beginning on March 1, 2015. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the nine months ended May 31, 2015 and 2014, $49,900 and $46,214 was expensed as salary, respectively.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 16, 2014, Harold Halman, the President of our Medical Products Segment, signed a three year employment agreement. The agreement provides for an annual salary of $85,000, along with a monthly auto allowance and health insurance allowance totaling $1,300 plus bonus allowances. Annual increases are to be approved by the Company’s Board of Directors or Compensation Committee. During the nine months ended May 31, 2015 and 2014, $63,750 and $0 was expensed as salary, respectively.

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

NOTE 21 - SUBSEQUENT EVENTS

On June 3 2015, the Company entered into a 1 year consulting agreement. The Company agrees to pay consultant 4% of any monies raised by the efforts of the consultant. In addition, the Company issued 2,500,000 shares of its Common Stock as additional compensation.

On June 15, 2015 we issued a convertible promissory note in the principal amount of $50,000. This promissory note bears interest at a rate of 8% per annum and is due on December 31, 2015. The note is convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

On June 5, 2015 the Company entered into a securities transfer agreement with an accredited investor as well as a current convertible note holder. The agreement called for the accredited investor to purchase $45,000 of the current convertible note holder note to repay our former CEO. The Company issued to the accredited investor a convertible promissory note bearing interest at 8% and convertible at a 38% discount of the average of the three lowest closing bid prices immediately during the 20 days preceding the date of conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended May 31, 2015 (‘fiscal 2015”) and 2014 (‘fiscal 2014”)

Revenue

Revenues increased to $1,235,656 for the three months ended May 31, 2015, from $988,385 from the comparable period in fiscal 2014. The increases were primarily due to the acquisitions of Amian Health Services in December 2013 and Esteemcare in September 2014.

Revenues increased to $3,625,407 for the nine months ended May 31, 2015, from $2,696,776 from the comparable period in fiscal 2014. The increases were primarily due to the acquisitions of Amian Health Services in December 2013 and Esteemcare in September 2014.

Cost of Revenues

Cost of revenues increased to $885,596 for the three months ended May 31, 2015, from $788,757 during the comparable period in fiscal 2014. Cost of revenues for Dotolo were $0 for the three months ended May 31, 2015. Cost of revenues for Amian Angels were $698,215 for the three months ended May 31, 2015 and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services. Cost of revenues for Esteemcare were $187,371 for the three months ended May 31, 2015 and consist primarily of purchases of leased and sold inventory.

Cost of revenues increased to $2,628,797 for the nine months ended May 31, 2015, from $2,066,800 during the comparable period in fiscal 2014. Cost of revenues for Dotolo were $0 for the nine months ended May 31, 2015. Cost of revenues for Amian Angels were $2,129,572 for the nine months ended May 31, 2015 and consist primarily of wages paid to personal care service employees who directly provide the PCA and SIL services. Cost of revenues for Esteemcare were $499,225 for the nine months ended May 31, 2015 and consist primarily of purchases of leased and sold inventory.

Research and Development Expense

Research and development expense increased to $10,000 for the three and nine months ended May 31, 2015, from $0 during the comparable period in fiscal 2014. Research and development expenses consisted of costs for the development of dies and molds for Dotolo’s Toxygen product.

General and Administrative Expense

General and administrative expenses primarily include officer and administrative salaries, office rent, utilities, legal and accounting services, insurance, public filing costs as well as other incidental overhead costs.

General and administrative expense increased to $443,889for the three months ended May 31, 2015, from $276,950 from the comparable period in fiscal 2014. The primary reason for the increase was the additional general and administrative expenses associated with the acquisition of Esteemcare in September 2014.

General and administrative expense increased to $1,379,769 for the nine months ended May 31, 2015, from $999,910 from the comparable period in fiscal 2014. The primary reason for the increase was the additional general and administrative expenses associated with the acquisition of Esteemcare Inc.

Depreciation and Amortization

Depreciation and amortization decreased to $5,022 for the three months ended May 31, 2015, from $5,664 during fiscal 2014. The decrease in depreciation and amortization was the result of assets becoming fully depreciated.

Depreciation and amortization decreased to $14,356 for the nine months ended May 31, 2015, from $17,156 during fiscal 2014. The decrease in depreciation and amortization was the result of the disposal of assets as a result of moving our Amian Angels office.

Interest Income

We had no interest income in fiscal 2015 or fiscal 2014.

Interest and Finance Charges

Interest and finance charges increased to $437,908 for the three months ended May 31, 2015 from $167,474, from fiscal 2014. The increase is primarily attributable to additional merchant loans and additional convertible notes and the amortization of beneficial conversion features from new convertible notes.

Interest and finance charges increased to $1,090,013 for the nine months ended May 31, 2015 from $634,833, from fiscal 2014. The increase is primarily attributable to the second tranche taken from TCA, additional merchant loan, and the amortization of beneficial conversion features from new convertible notes.

Interest and finance charges – related parties decreased to $0 for the three months ended May 31, 2015, from $791, from the comparable period in fiscal 2014. The decrease is primarily attributable to the repayment of a related party loan during fiscal 2015.

Interest and finance charges – related parties decreased to $1,051 for the nine months ended May 31, 2015, from $18,056, from the comparable period in fiscal 2014. The decrease is primarily attributable to the repayment of a related party loan during fiscal 2015.

A summary of interest and finance charges is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014
Interest expense on non-convertible notes	$174,930	$92,607	$510,491	$188,817
Interest expense on non-convertible notes - related parties	—	2,349	1,051	2,400
Interest expense on convertible notes payable	19,715	31,721	44,123	54,845
Interest expense on convertible notes payable - related parties	—	—	—	—
Amortization of note payable discounts	156,599	33,661	334,437	51,682
Amortization of note payable discounts - related parties	—	—	—	—
Other interest and finance charges	86,664	7,927	200,962	355,145

Total interest and finance charges	$437,908	$168,265	$1,091,064	$652,889

Loss on Conversion of Notes Payable

Loss on conversion of notes payable decreased to $0 for the three months ended May 31, 2015, from $57,197, for the comparable period in fiscal 2014. The decrease was due to conversions of only substansive convertible notes in fiscal 2015.

Loss on conversion of notes payable decreased to $0 for the nine months ended May 31, 2015, from $93,577, for the comparable period in fiscal 2014. The decrease was due to conversions of only substansive convertible notes in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Since March 2013, we have acquired five companies. While these acquisitions greatly increased the value of our Company, we are not fully cash flow positive. Cash flows from the issuances of promissory notes and common stock for cash are not sufficient to meet our working capital requirements for the foreseeable future or provide for expansion opportunities. We incurred $1,494,097 and $1,152,393 in net losses, and we used $390,970 and $450,662 in cash for operations for the nine months ended May 31, 2015 and 2014, respectively. Investing activities used $563,017 and $67,232 for the nine months ended May 31, 2015 and 2014, respectively, due primarily to our acquisition of Esteemcare. Net cash generated from financing activities for the nine months ended May 31, 2015 and 2014 was $1,059,126 and $664,818, respectively. As of May 31, 2015, we had a cash balance of $120,485. These conditions raise substantial doubt about our ability to continue as a going concern.

We anticipate that we will require approximately $1,000,000 to operate through August 31, 2015. Approximately $500,000 will be required to fund corporate overhead including debt servicing with the balance to invest into raw material inventory, manufacturing and new product development at Dotolo, as well as begin sales activities with AMPT. Additional funding will allow us to meet our current sales demands and expenses of Dotolo, Amian Angels and Oncologix, while keeping our public filings current.

As of May 31, 2015, we had total outstanding short-term and long-term debt and liabilities totaling $4,901,157 net of discounts. Please see Note 11 for further information.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment. The Company has no off-balance sheet arrangements as of May 31, 2015 and 2014.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended August 31, 2014 that remain open, the Company’s disclosure controls and procedures were not effective as of May 31, 2015. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in the Quarterly Report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risk of Issued Series D Convertible Preferred Stock to Common Shareholders

In March 2013, our Board of Directors authorized up to 60,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible stock has a par value of $0.001 and is convertible into 1,000 shares of common stock beginning after March 1, 2014. Each share of Series D Convertible Preferred Stock has a stated value of $80.25. Each shares of Series D Convertible Preferred Stock shall have voting rights as stated next: March 1, 2013 to May 31, 2014, 400 votes per share; March 1, 2014 to May 31, 2015, 800 votes per share; March 1, 2015 to May 31, 2016, 1,200 votes per share; March 1, 2016 to May 31, 2017, 1,600 votes per share; March 1, 2017 and after, 2,000 votes per share.

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

Financial Condition of Dotolo Research Corporation (“DRC”)

DRC has limited working capital with little cash on hand at May 31, 2015. Since January 31, 2013, DRC has incurred indebtedness of $50,000 to meet its working capital needs. These two notes bear interest at 18% per annum and require minimum, monthly interest payments of $750. Additional financing will be required to get DRC to cash flow break even.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

9/12/2013	1,000,000	$ -	Vendor	The Company issued 1,000,000 S-8 shares to a vendor for consulting work. The Company recorded an expense of $11,500 upon the issuance of those shares.
9/12/2013	1,500,000	$ 10,000	Accredited Investor	The Company sold 1,500,000 shares of common stock to an affiliated accredited investor at $0.00667 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
10/3/2013	4,000,000	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $15,620 in principal and interest into 4,000,000 shares of common stock at $0.00391 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/3/2013	1,891,123	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,380 in principal and interest into 1,891,123 shares of common stock at $0.00496 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/3/2014	2,000,000	$ -	Vendor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $22,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/13/2014	3,076,923	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,000 in principal and interest into 3,076,923 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/14/2014	1,000,000	$ -	Vendor	The company issued 1,000,000 shares of common stock as consideration for services. The company recorded an expense of $19,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/15/2014	117,436	$ -	Accredited Investor	Additional reset shares were issued to a non-affiliated accredited investor in connection with the prior conversion of $9,380 in principal and interest into 117,436 shares of common stock. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	3,500,000	$ -	Accredited Investor	The company issued 3,500,000 shares of common stock as consideration for fees. The company recorded an expense of $45,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/21/2014	1,500,000	$ -	Accredited Investor	The company issued 1,500,000 shares of common stock as consideration for fees. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/31/2014	3,472,222	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 3,472,222 shares of common stock at $0.0072 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/7/2014	1,000,000	$ -	Accredited Investor	The company issued 1,000,000 shares of common stock as consideration for fees. The company recorded an expense of $9,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/24/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

3/12/2014	4,615,385	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $30,000 in principal and interest into 4,615,385 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	2,936,314	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $19,086 in principal and interest into 2,936,314 shares of common stock at $0.0065 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/7/2014	5,383,007	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $17,764 in principal and interest into 5,383,007 shares of common stock at $0.0033 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2014	5,000,000	$ -	Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $30,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/25/2014	5,138,746	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $25,000 in principal and interest into 5,138,746 shares of common stock at $0.004865 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/14/2014	2,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,000 in principal and interest into 2,500,000 shares of common stock at $0.0044 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
7/24/2014	1,149,425		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,149,425 shares of common stock at $0.00435 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/1/2014	3,416,764		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $8,456 in principal and interest into 3,416,764 shares of common stock at $0.002475 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
8/26/2014	1,200,000	$ -	Accredited Investor	The Company sold 1,200,000 shares of common stock to an affiliated accredited investor at $0.00833 per share. These shares were exempt from registration under Section 4(2) of the Securities Act
9/10/2014	1,058,201	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,058,201 shares of common stock at $0.004725 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
10/28/2014	1,473,622	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,473,622 shares of common stock at $0.003383 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/3/2014	1,508,296	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,508,296 shares of common stock at $0.003315 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

11/10/2014	1,724,733	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 1,724,733 shares of common stock at $0.002899 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/12/2014	6,000,000		Vendor	The company issued 6,000,000 shares of common stock as consideration for services. The company recorded an expense of $24,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/24/2014	2,380,952	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $7,000 in principal and interest into 2,380,952 shares of common stock at $0.00294 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	3,577,818	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,000 in principal and interest into 3,577,818 shares of common stock at $0.002795 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
11/28/2014	2,126,602	$ -	Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,219 in principal and interest into 2,126,602 shares of common stock at $0.001984 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	6,384,676		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $16,000 in principal and interest into 6,384,676 shares of common stock at $0.002506 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/9/2014	3,026,555		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,317 in principal and interest into 3,026,555 shares of common stock at $0.001922 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/18/2014	3,286,650		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,298 in principal and interest into 3,286,650 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
12/24/2014	2,632,040		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,243 in principal and interest into 2,632,040 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/12/2015	(55,349)			Share adjustment by transfer agent
1/13/2015	2,863,750		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,261 in principal and interest into 2,863,750 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/16/2015	876,244		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $2,084 in principal and interest into 876,244 shares of common stock at $0.00238 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/20/2015	2,866,108		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,265 in principal and interest into 2,866,108 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
1/23/2015	8,398,588		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $12,497 in principal and interest into 8,398,588 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

1/30/2015	5,000,000		Accredited Investor	The company issued 5,000,000 shares of common stock as consideration for services. The company recorded an expense of $38,500 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/3/2015	7,365,772		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,960 in principal and interest into 7,365,772 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/5/2015	2,807,190		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $4,177 in principal and interest into 2,807,190 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
2/10/2015	9,697,060		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $18,699 in principal and interest into 9,697,060 shares of common stock at $0.0019283 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/1/2015	4,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $20,572 in principal and interest into 4,500,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/11/2015	2,000,000		Accredited Investor	The company issued 2,000,000 shares of common stock as consideration for services. The company recorded an expense of $15,600 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/13/2015	2,472,032		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,926 in principal and interest into 2,472,032 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/19/2015	4,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $16,554 in principal and interest into 4,500,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
3/21/2015	10,000,000		Accredited Investor	A non-affiliated accredited investor exercised cashless warrants in the into 10,000,000 shares of common stock at $0.004572 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/3/2015	4,680,298		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $13,541 in principal and interest into 4,680,298 shares of common stock at $0.0028933 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/10/2015	6,756,079		Accredited Investor	A non-affiliated accredited investor exercised cashless warrants in the into 6,756,079 shares of common stock at $0.0002093 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
4/30/2015	9,096,774		Accredited Investor	A non-affiliated accredited investor exercised cashless warrants in the into 9,096,774 shares of common stock at $0.001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
5/13/2015	4,000,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $7,109 in principal and interest into 4,680,298 shares of common stock at $0.0017773 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
5/15/2015	7,530,107		Accredited Investor	A non-affiliated accredited investor exercised cashless warrants in the into 7,530,107 shares of common stock at $0.00001488 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

58

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

Date	Securities		Underwriters/
Sold	Sold	Consideration	Purchasers *	Notes

5/18/2015	6,211,180		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $13,000 in principal and interest into 6,211,180 shares of common stock at $0.002093 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
5/21/2015	5,400,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $9,151 in principal and interest into 5,400,000 shares of common stock at $0.0016947 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2015	6,500,000		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,615 in principal and interest into 6,500,000 shares of common stock at $0.001633 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/2/2015	6,783,571		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $13,052 in principal and interest into 6,783,571 shares of common stock at $0.001924 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/3/2015	7,021,230		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $11,318 in principal and interest into 7,021,230 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/3/2015	2,500,000		Accredited Investor	The company issued 2,500,000 shares of common stock as consideration for a consulting contract. The company recorded an expense of $11,000 in connection with this issuance. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/5/2015	11,189,002		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $18,272 in principal and interest into 11,189,002 shares of common stock at $0.001633 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/10/2015	14,818,011		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $23,887 in principal and interest into 14,818,011 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/17/2015	3,101,737		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 3,101,737 shares of common stock at $0.001612 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/24/2015	3,402,749		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $5,000 in principal and interest into 3,402,749 shares of common stock at $0.0014694 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.
6/30/2015	8,064,516		Accredited Investor	A non-affiliated accredited investor converted a promissory note in the amount of $10,000 in principal and interest into 8,084,516 shares of common stock at $0.00124 per share. These shares were exempt from registration under Section 4(2) of the Securities Act.

	265,539,524	$ -

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

Dated: July 17, 2015	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer