Form 10-Q/A
period 2015-05-31
Oncologix Tech Inc.
filed 2015-08-10
CIK 799694

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

EXPLANATORY NOTE

This amendment to the Current Report on Form 10-Q filed by Oncologix Tech, Inc. (the “Company”) with the Security and Exchange Commission on July 20, 2015 is filed solely to correct the following error: 1) The reclassification of a $100,000 convertible note from accounts payable and accrued expenses.

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

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,485	$17,504
Accounts receivable (net of allowance of $71,000 and $9,000)	1,037,009	213,399
Inventory	137,436	31,271
Prepaid expenses and other current assets	15,911	9,307
Prepaid commissions and finders' fees	3,974	3,152

Total current assets	1,314,815	274,633

Property and equipment (net of accumulated depreciation
of $38,026 and $28,264)	35,246	39,967
Deposits and other assets	77,678	14,582
Goodwill	2,404,389	1,781,779
Patents, registrations (net of amortization of $102,576 and $97,983)	19,903	24,497

Total assets	$3,852,031	$2,135,458

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable (net of discount of $405,429 and $99,491)	$477,596	$436,308
Notes payable (net of discount of $2,091 and $18,596)	2,377,667	946,104
Notes payable - related parties	—	51,600
Inventory finance agreements	417,000	—
Accounts payable and other accrued expenses	1,087,319	732,934
Accrued interest payable	208,736	148,681
Accrued interest payable - related parties	—	6,342
Current portion of long term debt	96,644	82,532

Total current liabilities	4,664,962	2,404,501

Long-term liabilities:
Notes payable (net of current portion)	376,037	395,675
Convertible notes payable	—	—

Total long-term liabilities	376,037	395,675

Total liabilities	5,040,999	2,800,176

Stockholders' Deficit:
Series A Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 129,062 and 129,062 shares issued and outstanding at
May 31, 2015 and August 31, 2014, respectively	129	129
Series D Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 78,564 and 78,564 shares issued and outstanding at
May 31, 2015 and August 31, 2014, respectively	79	79
Common stock, par value $.001 per share; 750,000,000 shares authorized;
276,746,130 and 134,600,152 shares issued and outstanding at
May 31, 2015 and August 31, 2014, respectively	276,746	134,600
Additional paid-in capital	48,398,569	47,565,869
Accumulated deficit	(49,864,491)	(48,370,395)
Common stock subscribed (0 and 1,058,201 shares issuable, respectability at May 31, 2015 and August 31, 2014)	—	5,000

Total stockholders' deficit	(1,188,968)	(664,718)

Total liabilities and stockholders' deficit	$3,852,031	2,135,458

See accompanying notes to unaudited condensed consolidated financial statements.

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014

Revenues	$1,235,656	$988,385	$3,625,407	$2,696,776

Cost of revenues	885,596	788,757	2,628,797	2,066,800

Gross profit	350,060	199,628	996,610	629,976

Operating expenses:
General and administrative	443,889	276,950	1,379,769	999,910
Research and development expense	—	—	10,000	—
Depreciation and amortization	5,022	5,664	14,356	17,156

Total operating expenses	448,911	282,614	1,404,125	1,017,066

Loss from operations	(98,851)	(82,986)	(407,515)	(387,090)

Other income (expense):
Acquisition costs			—	—
Interest and finance charges	(437,908)	(167,474)	(1,090,013)	(634,833)
Interest and finance charges - related parties	—	(791)	(1,051)	(18,056)
Loss on conversion of notes payable - related parties	—	(62,151)	—	(155,728)
Loss on disposal of assets	—	—	—	(28,748)
Other income (expenses)	11,321	74,450	4,483	72,062

Total other income (expense)	(426,587)	(155,966)	(1,086,581)	(765,303)

Loss from continuing operations	(525,438)	(238,952)	(1,494,096)	(1,152,393)

Discontinued operations
Operating loss from discontinued operations	—	—	—	(36)
Gain on disposal of discontinued operations	—	—	—	95,564

Gain from discontinued operations	—	—	—	95,528

Less loss attributable to noncontrolling interest	—	—	—	—

Net gain from discontinued operations	—	—	—	95,528

Net loss before income taxes	(525,438)	(238,952)	(1,494,096)	(1,056,865)

Income taxes	—	—	—	—

Net loss attributable to common shareholders	$(525,438)	$(238,952)	$(1,494,096)	$(1,056,865)

Gain (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.00

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	242,589,170	112,247,396	187,353,653	93,925,094

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

ONCOLOGIX TECH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

Convertible notes payable consist of the following as of May 31, 2015 and 2014:

The following is a summary of future minimum payments on convertible notes payable as of May 31, 2015:

Ref.		May 31,	May 31,
Numb.	Description	2015	2014
2210	Conv. Note Payable (net of discount)	$64,025	$235,025
2218	Conv. Note Payable (net of discount)	$—	$100,000
2232	Conv. Note Payable (net of discount)	$—	$(567)
2238	Conv. Note Payable (net of discount)	$—	$5,300
2239	Conv. Note Payable (net of discount)	$—	$7,260
2247	Conv. Note Payable (net of discount)	$—	$4,918
2250	Conv. Note Payable (net of discount)	$—	$68,429
2261	Conv. Note Payable (net of discount)	$8,100	$—
2265	Conv. Note Payable (net of discount)	$12,370	$—
2267	Conv. Note Payable (net of discount)	$24,897	$—
2271	Conv. Note Payable (net of discount)	$16,911	$—
2274	Conv. Note Payable (net of discount)	$11,123	$—
2276	Conv. Note Payable (net of discount)	$17,161	$—
2278	Conv. Note Payable (net of discount)	$56,910	$—
2281	Conv. Note Payable (net of discount)	$13,095	$—
2290	Conv. Note Payable (net of discount)	$31,918	$—
2292	Conv. Note Payable (net of discount)	$18,885	$—
2294	Conv. Note Payable (net of discount)	$15,579	$—
2297	Conv. Note Payable (net of discount)	$17,680	$—
2310	Conv. Note Payable (net of discount)	$15,650	$—
2312	Conv. Note Payable (net of discount)	$1,813	$—
2314	Conv. Note Payable (net of discount)	$20,592	$—
2316	Conv. Note Payable (net of discount)	$30,887	$—
2322	Conv. Note Payable (net of discount)	$100,000	$—

	Subtotal	477,596	420,365

Less: Long-Term portion		—	(235,025)

Current portion		$477,596	$185,340

The following is a summary of future minimum payments on convertible notes payable as of May 31, 2015:

Convertible
Fiscal Year Ending August 31,	Notes Payable
2015	$0
2016	$477,596

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

2322 - On January 2, 2015, The Company issued a $100,000 convertible promissory note in full payment of an outstanding invoice of an accredited investor. The Company issued to the accredited investor a convertible promissory note bearing interest at 4% and convertible at a 35% discount of the average of the last en closing stock prices immediately preceding the date of the conversion. At no time may the holder of the note convert the note into shares exceeding 4.99% of the Company’s then outstanding common stock shares.

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

Dated: August 10, 2015	ONCOLOGIX TECH, INC.

By: /s/ Roy Wayne Erwin
Roy Wayne Erwin, President and Chief Executive Officer, Principal Executive Officer

By: /s/ Michael A. Kramarz
Michael A. Kramarz, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer